Form 10-Q
period 2020-06-30
Shift4 Payments, Inc.
filed 2020-08-12
CIK 1794669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from       to       .

Commission file number 001-39313

SHIFT4 PAYMENTS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-3676340
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2202 N. Irving Street Allentown, Pennsylvania	18109
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code): (888) 276-2108

N/A

(Former name, former address, and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	FOUR	The New York Stock Exchange

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes☐ No ☒

As of August 6, 2020, there were 18,693,653 shares of the registrant’s Class A common stock, $0.0001 par value per share, outstanding, 39,204,989 shares of the registrant’s Class B common stock, $0.0001 par value per share, outstanding and 20,139,163 shares of the registrant’s Class C common stock, $0.0001 par value per share, outstanding.

SHIFT4 PAYMENTS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report, including statements relating to our future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding expected growth, future capital expenditures and debt service obligations, and the anticipated impact of the novel coronavirus, or COVID-19, on our business, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under the sections in this Quarterly Report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties.

You should read this Quarterly Report and the documents that we reference in this Quarterly Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

PART I: FINANCIAL INFORMATION``

Item 1: Financial Statements (unaudited)

SHIFT4 PAYMENTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (in millions, except share and per share amounts)

	June 30,	December 31,
	2020	2019
Assets
Current assets
Cash	$244.0	$3.7
Accounts receivable, net of allowance for doubtful accounts of $5.3 in 2020 (2019 - $2.5)	68.6	78.6
Contract assets, net of allowance for doubtful accounts of $- in 2020 (2019 - $2.9) (Note 3)	—	6.8
Inventory (Note 5)	8.4	8.5
Prepaid expenses and other current assets (Note 11)	11.0	8.8
Total current assets	332.0	106.4
Noncurrent assets
Goodwill (Note 6)	422.0	421.3
Other intangible assets, net (Note 7)	192.2	213.2
Capitalized acquisition costs, net (Note 8)	29.3	26.4
Equipment under lease (Note 3)	23.3	—
Property, plant and equipment, net (Note 9)	14.2	15.4
Contract assets, net of allowance for doubtful accounts of $- in 2020 (2019 - $1.7) (Note 3)	—	3.9
Deferred tax assets (Note 13)	—	—
Other noncurrent assets	1.3	1.4
Total noncurrent assets	682.3	681.6
Total assets	$1,014.3	$788.0
Liabilities and Members' Deficit/Stockholders' Equity
Current liabilities
Current portion of debt (Note 10)	$2.6	$5.3
Accounts payable	64.8	58.1
Accrued expenses and other current liabilities (Note 11)	24.4	60.9
Deferred revenue (Note 3)	8.2	5.6
Total current liabilities	100.0	129.9
Noncurrent liabilities
Long-term debt (Note 10)	437.4	635.1
Deferred tax liability (Note 13)	3.7	4.1
Other noncurrent liabilities (Note 4)	2.6	4.8
Total noncurrent liabilities	443.7	644.0
Total liabilities	543.7	773.9
Commitments and contingencies (Note 16)
Redeemable preferred units, $100,000 par value; 430 shares authorized, issued and outstanding at December 31, 2019 (Note 17)	—	43.0
Members' deficit - Shift4 Payments, LLC (Note 18)
Class A Common units, $0 par value; 100,000 shares authorized, issued and outstanding at December 31, 2019	—	—
Class B Common units, $323 par value; 1,010 shares authorized, issued and outstanding at December 31, 2019	—	0.3
Members' equity	—	149.2
Stockholders' equity - Shift4 Payments, Inc. (Note 18)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized at June 30, 2020, none issued and outstanding	—	—
Class A common stock, $0.0001 par value per share, 300,000,000 shares authorized, 18,693,653 shares issued and outstanding at June 30, 2020	—	—
Class B common stock, $0.0001 par value per share, 100,000,000 shares authorized, 39,204,989 shares issued and outstanding at June 30, 2020	—	—
Class C common stock, $0.0001 par value per share, 100,000,000 shares authorized, 20,139,163 shares issued and outstanding at June 30, 2020	—	—
Additional paid-in capital	517.7	—
Retained deficit	(257.6)	(178.4)
Total members' deficit/stockholders' equity attributable to Shift4 Payments, Inc.	260.1	(28.9)
Noncontrolling interests	210.5	—
Total members deficit/stockholders' equity	470.6	(28.9)
Total liabilities and members' deficit/stockholders' equity	$1,014.3	$788.0

See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited) (in millions, except share and per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Gross revenue	$141.8	$180.5	$341.2	$335.5
Cost of sales	109.5	136.9	264.4	253.3
Gross profit	32.3	43.6	76.8	82.2
General and administrative expenses	89.2	26.1	111.5	52.6
Depreciation and amortization expense	10.4	9.8	20.9	19.6
Professional fees	1.2	2.0	2.9	3.8
Advertising and marketing expenses	0.8	1.4	2.1	2.8
Restructuring expenses (Note 4)	0.1	0.1	0.3	0.3
Other operating (income) expense, net (Note 3)	(12.4)	—	(12.4)	—
Total operating expenses	89.3	39.4	125.3	79.1
(Loss) income from operations	(57.0)	4.2	(48.5)	3.1
Loss on extinguishment of debt (Note 10)	(7.1)	—	(7.1)	—
Other income, net	0.2	0.7	0.1	0.9
Interest expense	(11.7)	(12.7)	(25.0)	(25.2)
Loss before income taxes	(75.6)	(7.8)	(80.5)	(21.2)
Income tax benefit (provision) (Note 13)	0.6	(0.4)	0.3	(0.5)
Net loss (1)	(75.0)	$(8.2)	(80.2)	$(21.7)
Net loss attributable to noncontrolling interests (2)	(1.0)		(1.0)
Net loss attributable to Shift4 Payments, Inc. (3)	$(74.0)		$(79.2)

Basic and diluted net loss per share: (4)
Class A net loss per share	$(0.03)		$(0.03)
Weighted average common stock outstanding	19,002,563		19,002,563
Class C net loss per share	$(0.03)		$(0.03)
Weighted average common stock outstanding	20,139,163		20,139,163

(1)	Net loss is equal to comprehensive loss.
(2)	Net loss attributable to noncontrolling interests is equal to comprehensive loss attributable to noncontrolling interests.
(3)	Net loss attributable Shift4 Payments, Inc.is equal to comprehensive loss attributable to Shift4 Payments, Inc.
(4)

Represents basic and diluted loss per share of Class A and Class C common stock and weighted average shares of Class A and Class C common stock outstanding for the period from June 5, 2020 through June 30, 2020, the period following the Reorganization Transactions and Shift4 Payments, Inc.'s initial public offering described in Note 1. See Note 22 for additional information on basic and diluted loss per share.

See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED UNITS AND MEMBERS’ DEFICIT/ STOCKHOLDERS’ EQUITY

(Unaudited) (in millions, except units and shares)

	Redeemable Preferred Units		Class A Common Units		Class B Common Units		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional				Total
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	Members' Equity	Retained Deficit	Noncontrolling Interests	(deficit) equity
Balances at December 31, 2019	430	$43.0	100,000	$—	1,010	$0.3	—	$—	—	$—	-	$—	$—	$149.2	$(178.4)	$—	$(28.9)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5.2)	—	(5.2)
Capital distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	(0.1)	—	—	(0.1)
Preferred return on redeemable preferred units	—	—	—	—	—	—	—	—	—	—	—	—	—	(1.2)	—	—	(1.2)
Balances at March 31, 2020	430	43.0	100,000	—	1,010	0.3	—	—	—	—	—	—	—	147.9	(183.6)	—	(35.4)
Net loss prior to Reorganization Transactions, IPO and concurrent private placement	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(72.9)	—	(72.9)
Capital distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	(0.4)	—	—	(0.4)
Preferred return on redeemable preferred units	—	—	—	—	—	—	—	—	—	—	—	—	—	(0.9)	—	—	(0.9)
Balances at June 4, 2020 prior to Reorganization Transactions, IPO and concurrent private placement	430	43.0	100,000	—	1,010	0.3	—	—	—	—	—	—	—	146.6	(256.5)	—	(109.6)
Reorganization transactions	(430)	(43.0)	(100,000)	—	(1,010)	(0.3)	528,150	—	39,204,989	—	15,513,817	—	189.9	(146.6)	—	—	43.0
Preferred dividends settled with LLC interests	—	—	—	—	—	—	—	—	—	—	—	—	2.3	—	—	—	2.3
Issuance of common stock in IPO and concurrent private placement	—	—	—	—	—	—	17,250,000	—	—	—	4,625,346	—	463.8	—	—	—	463.8
Allocation of equity to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	(211.5)	—	—	211.5	—
Issuance of common stock for change of control contingent liabilities	—	—	—	—	—	—	915,503	—	—	—	—	—	21.1	—	—	—	21.1
Issuance of restricted stock units for change of control contingent liabilities	—	—	—	—	—	—	—	—	—	—	—	—	2.1	—	—	—	2.1
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	50.0	—	—	—	50.0
Net loss subsequent to Reorganization Transactions, IPO and concurrent private placement	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1.1)	(1.0)	(2.1)
Balances at June 30, 2020	—	$—	—	$—	—	$—	18,693,653	$—	39,204,989	$—	20,139,163	$—	$517.7	$—	$(257.6)	$210.5	$470.6

See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED UNITS AND MEMBERS’ DEFICIT/ STOCKHOLDERS’ EQUITY (continued)

(Unaudited) (in millions, except units and shares)

	Redeemable Preferred Units		Class A Common Units		Class B Common Units		Members'	Retained
	Units	Amount	Units	Amount	Units	Amount	Equity	Deficit	Total
Balances at December 31, 2018	430	$43.0	100,000	$—	1,010	$0.3	$154.4	$(113.3)	$41.4
Net loss	—	—	—	—	—	—	—	(13.5)	(13.5)
Preferred return on redeemable preferred units	—	—	—	—	—	—	(1.2)	—	(1.2)
Cumulative effect of ASC 606 adoption	—	—	—	—	—	—	—	(7.0)	(7.0)
Balances at March 31, 2019	430	43.0	100,000	—	1,010	0.3	153.2	(133.8)	19.7
Net loss	—	—	—	—	—	—	—	(8.2)	(8.2)
Capital distributions	—	—	—	—	—	—	(0.1)	—	(0.1)
Preferred return on redeemable preferred units	—	—	—	—	—	—	(1.3)	—	(1.3)
Balances at June 30, 2019	430	$43.0	100,000	$—	1,010	$0.3	$151.8	$(142.0)	$10.1

See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (in millions)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net loss	$(80.2)	$(21.7)
Adjustment to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	35.8	30.2
Amortization of capitalized financing costs	2.1	1.9
Loss on extinguishment of debt	7.1	—
Deferred income taxes	(0.4)	0.4
Provision for bad debts	5.4	2.5
Revaluation of contingent liabilities	(7.0)	6.8
Impairment on software development costs	0.4	—
Equity-based compensation expense	50.0	—
Other noncash items	(0.1)	(0.7)
Impact of lease modifications	(12.4)	—
Change in operating assets and liabilities
Accounts receivable	4.8	(11.7)
Contract assets	(0.6)	(1.8)
Prepaid expenses and other current assets	(0.7)	(0.9)
Inventory	0.1	(2.0)
Accounts payable	6.6	11.8
Accrued expenses and other current liabilities	(6.7)	5.2
Deferred revenue	2.5	2.9
Net cash provided by operating activities	6.7	22.9
Investing activities
Residual commission buyouts	(0.4)	(0.7)
Acquisition of property, plant and equipment	(1.4)	(6.2)
Capitalized software development costs	(5.1)	(2.2)
Customer acquisition costs	(9.8)	(8.8)
Net cash used in investing activities	(16.7)	(17.9)
Financing activities
IPO proceeds, net of underwriting discounts and commissions	372.9	—
Proceeds from private placement	100.0	—
Payments for offering costs	(7.2)	—
Proceeds from long-term debt	—	20.0
Proceeds from revolving line of credit	68.5	—
Repayment of debt	(191.9)	(2.6)
Repayment of revolving line of credit	(89.5)	(20.0)
Payments on contingent liabilities	(1.1)	(1.6)
Deferred financing costs	—	(0.3)
Preferred return on preferred stock	(0.9)	—
Capital distributions	(0.5)	(0.1)
Net cash provided by (used in) financing activities	250.3	(4.6)
Change in cash	240.3	0.4
Cash
Beginning of period	3.7	4.8
End of period	$244.0	$5.2
Supplemental disclosures of cash flow information
Cash paid for income taxes	$0.1	$0.1
Cash paid for interest	$26.6	$23.2
Noncash financing activities
Accrued preferred return on redeemable preferred units	$—	$2.5
Contingent consideration settled with Class A common stock	$21.1	$—
Short-term financing for directors and officers insurance	$3.4	$—
Preferred return on preferred stock settled with LLC Interests	$2.3	$—
Noncash operating activity
Deferred compensation settled with restricted stock units	$2.1	$—

See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (in millions, except share, unit, per unit and merchant count amounts)

1.	Organization, Basis of Presentation and Significant Accounting Policies

Organization

Shift4 Payments, Inc., or Shift4 or the Company, was incorporated in Delaware on November 5, 2019 for the purpose of facilitating an initial public offering, or IPO, and other related transactions, as described below, in order to carry on the business of Shift4 Payments, LLC and its consolidated subsidiaries.

The Company is a leading provider of integrated payment processing and technology solutions. Through the Shift4 Model, the Company offers software providers a single integration to an end-to-end payments offering, a powerful gateway and a robust suite of technology solutions (including cloud enablement, business intelligence, analytics, and mobile) to enhance the value of their software suites and simplify payment acceptance. The Company provides for its merchants a seamless customer experience at scale, rather than simply acting as one of multiple providers they rely on to operate their businesses. The Shift4 Model is built to serve a range of merchants from small-to-medium-sized businesses to large and complex enterprises across numerous verticals, including lodging, leisure, and food and beverage. This includes the Company’s Harbortouch, Restaurant Manager, POSitouch, and Future POS brands, as well as over 350 additional software integrations in virtually every industry.

Initial Public Offering and Concurrent Private Placement

On June 4, 2020, the Securities and Exchange Commission, or the SEC, declared effective the Company’s Registration Statement on Form S-1 (File No. 333-238307), as amended, filed in connection with its IPO, or the Registration Statement. The Company’s Class A common stock started trading on The New York Stock Exchange on June 5, 2020. On June 9, 2020, the Company completed its IPO of 17,250,000 shares of Class A common stock, including 2,250,000 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $23.00 per share. Upon completion of the IPO, the Company received net proceeds of approximately $363.8 million, after deducting underwriting discounts and commissions and offering expenses of approximately $33.0 million. The Company also completed a $100.0 million concurrent private placement of 4,625,346 shares of Class C common stock to Rook Holdings Inc., or Rook, a corporation wholly-owned by the Company’s Founder and Chief Executive Officer. The total net proceeds from the IPO and concurrent private placement were approximately $463.8 million. Shift4 Payments, Inc. used the total proceeds to purchase newly-issued limited liability company interests from Shift4 Payments, LLC, or LLC Interests. Shift4 Payments, LLC used these amounts received from Shift4 Payments, Inc. to repay certain existing indebtedness and for general corporate purposes. See Note 10 for more information.

Reorganization Transactions

In connection with the IPO, the Company completed the following transactions, or the Reorganization Transactions:

•

The limited liability company agreement of Shift4 Payments, LLC was amended and restated to, among other things, (1) convert all existing ownership interests in Shift4 Payments, LLC (including redeemable preferred units) into a single class of LLC Interests and (2) appoint Shift4 Payments, Inc. as the sole managing member of Shift4 Payments, LLC. See Note 18 for additional information.

•

The certificate of incorporation of Shift4 Payments, Inc. was amended to, among other things, authorize three classes of common stock: Class A common stock, Class B common stock, Class C common stock, and one class of preferred stock. Class A and Class C common stock have both voting and economic rights while Class B common stock has voting rights but no economic rights. See Note 18 for additional information.

•

The Company acquired all the LLC Interests held by a former equity owner of Shift4 Payments, LLC in exchange for an equivalent number of shares of Class A common stock. See Note 18 for additional information.

•	The Company acquired a portion of the LLC Interests held by certain affiliates of Searchlight Capital Partners, or Searchlight, in exchange for shares of Class B and Class C common stock.

The Reorganization Transactions resulted in the Company becoming the sole managing member of Shift4 Payments, LLC. As the sole managing member of Shift4 Payments, LLC, the Company operates and controls all of the business and affairs of Shift4 Payments, LLC. As of June 30, 2020, the Company owned an economic interest of 49.8% in Shift4 Payments, LLC. The remaining 50.2% economic interest is owned by Rook and Searchlight (together, the Continuing Equity Owners). Accordingly, the Company consolidates the financial results of Shift4 Payments, LLC, and reports a noncontrolling interest in its consolidated financial statements representing the economic interest in Shift4 Payments, LLC held by the Continuing Equity Owners.

As the Reorganization Transactions are considered transactions between entities under common control, the financial statements for the periods prior to the IPO and Reorganization Transactions have been adjusted to combine the previously separate entities for presentation purposes. Prior to the Reorganization Transactions, Shift4 Payments, Inc. had no operations.

SHIFT4 PAYMENTS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except share, unit, per unit and merchant count amounts)

Basis of Presentation

The accompanying interim condensed consolidated financial statements of the Company are unaudited. These interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, and the applicable rules and regulations of the SEC for interim financial information. As such, these financial statements do not include all information and footnotes required by U.S. GAAP for complete financial statements. The December 31, 2019 Condensed Consolidated Balance Sheet was derived from audited financial statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

These condensed consolidated financial statements are unaudited; however, in the opinion of management, they reflect all adjustments consisting only of normal recurring adjustments necessary to state fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP applicable to interim periods. The results of operations for the interim periods presented are not necessarily indicative of results for the full year or future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2019 included in the prospectus dated June 4, 2020 (File No. 333-238307), as filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, or the Prospectus.

The consolidated financial statements presented herein include the financial statements of Shift4 Payments, Inc., Shift4 Payments, LLC, and its wholly owned subsidiaries, MSI Merchant Services Holdings, LLC, Harbortouch Financial, LLC, Harbortouch Lithuania, Future POS, LLC, Restaurant Manager, LLC, POSitouch, LLC, Independent Resources Network, LLC, S4-ML Holdings, LLC and Shift4 Corporation. Shift4 Payments, LLC is considered a variable interest entity, or VIE. Shift4 Payments, Inc. is the primary beneficiary and sole managing member of Shift4 Payments, LLC and has decision making authority that significantly affects the economic performance of the entity. As a result, the Company consolidates Shift4 Payments, LLC. All intercompany balances and transactions have been eliminated in consolidation.

Liquidity and Management’s Plan

The unprecedented and rapid spread of COVID-19 as well as the shelter-in place orders, promotion of social distancing measures, restrictions to businesses deemed non-essential, and travel restrictions implemented throughout the United States have significantly impacted the restaurant and hospitality industries. As a result, the Company’s revenues, which are largely tied to processing volumes in these verticals, were materially impacted beginning in the final two weeks of March 2020.

The Company took proactive measures in April 2020 to reduce costs, preserve adequate liquidity and maintain its financial position. These included limiting discretionary spending across the organization, reducing spending through reprioritizing its capital projects, instituting a company-wide hiring freeze, reducing salaries for management across the organization, furloughing approximately 25% of its workforce and accelerating expense reduction plans related to previous acquisitions.

Since mid-March, the Company has seen a significant recovery in its end-to-end payment volumes as merchants reopen their operations. As a result, as of June 30, 2020, approximately 75% of the Company’s workforce that was furloughed had returned to work. While end-to-end volumes for the six months ended June 30, 2020 have exceeded those for the six months ended June 30, 2019, the ultimate impact that the COVID-19 pandemic will have on the Company’s consolidated results of operations in the second half of 2020 remains uncertain. The Company will continue to evaluate the nature and extent of these potential impacts to its business, consolidated results of operations, and liquidity.

As of June 30, 2020, the Company had $450.0 million outstanding under the First Lien Term Loan Facility and was in compliance with the financial covenants under its debt agreements. The Company expects to be in compliance for at least 12 months following issuance of these unaudited condensed consolidated financial statements. See Note 10 for further information on the Company’s debt obligations.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Significant estimates inherent in the preparation of the accompanying unaudited condensed consolidated financial statements include estimates of fair value of acquired assets and liabilities through business combinations, fair value of contingent liabilities related to earnout payments and change of control, allowance for doubtful accounts and noncontrolling interests. Estimates are based on past experience and other considerations reasonable under the circumstances. Actual results may differ from these estimates.

SHIFT4 PAYMENTS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except share, unit, per unit and merchant count amounts)

Additionally, the full impact of the COVID-19 pandemic is unknown and cannot be reasonably estimated. However, the Company has made accounting estimates based on the facts and circumstances available as of the reporting date. To the extent there are differences between these estimates and actual results, the consolidated financial statements may be materially affected.

Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2 to Shift4 Payments, LLC’s consolidated financial statements in the Prospectus. There have been no significant changes to these policies which have had a material impact on the Company’s interim unaudited condensed consolidated financial statements and related notes during the three and six months ended June 30, 2020, except as noted below.

Noncontrolling Interests

The noncontrolling interests represent the economic interests of LLC Interests held by the Continuing Equity Owners. Income or loss is attributed to the noncontrolling interests based on the weighted average LLC Interests outstanding during the period. The noncontrolling interests’ ownership percentage can fluctuate over time as the Continuing Equity Owners elect to exchange LLC Interests for shares of Class A common stock.

Equity-based Compensation

In connection with the IPO, the Company issued Restricted Stock Units, or RSUs, to certain employees and non-employee directors. Equity-based compensation expense is recorded as a component of general and administrative expenses. Equity-based compensation expense is recognized on a straight-line basis over the requisite service period based on the fair value of the award on the date of grant. The Company accounts for forfeitures when they occur.

Income Taxes

As a result of the Reorganization Transactions, Shift4 Payments, Inc. became the sole managing member of Shift4 Payments, LLC, which is not subject to tax in accordance with partnership tax rules. Any taxable income or loss from Shift4 Payments, LLC is passed through to and included in the taxable income or loss of its members, including Shift4 Payments, Inc., following the Reorganization Transactions, on a pro rata basis. Shift4 Payments, Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to Shift4 Payments, Inc.’s allocable share of any taxable income or loss of Shift4 Payments, LLC following the Reorganization Transactions.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date.

The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If its determined that the Company is able to realize deferred tax assets in the future in excess of their net recorded amount, an adjustment would be made to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.

Uncertain tax positions are recorded in accordance with ASC 740, Income Taxes, on the basis of a two-step process in which (1) it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

The Company records interest and penalties related to uncertain tax positions in the provision for income taxes in the unaudited Condensed Consolidated Statements of Operations.

SHIFT4 PAYMENTS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except share, unit, per unit and merchant count amounts)

Basic and Diluted Loss Per Share

The Company applies the two-class method for calculating and presenting loss per share, and separately presents loss per share for Class A common stock and Class C common stock. In applying the two-class method, the Company determined that undistributed earnings should be allocated equally on a per share basis between Class A and Class C common stock. Under the Company’s Certificate of Incorporation, the holders of the Class A and Class C common stock are entitled to participate in earnings ratably, on a share-for-share basis, as if all shares of common stock were of a single class, and in such dividends as may be declared by the board of directors. Holders of the Class A and Class C common stock also have equal priority in liquidation. Shares of Class B common stock do not participate in earnings of Shift4 Payments, Inc. As a result, the shares of Class B common stock are not considered participating securities and are not included in the weighted-average shares outstanding for purposes of loss per share.

Recent Accounting Pronouncements

The Company, an emerging growth company, or EGC, has elected to take advantage of the benefits of the extended transition period provided for in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards which allows the Company to defer adoption of certain accounting standards until those standards would otherwise apply to private companies.

Accounting Pronouncements Adopted

In August 2018, the FASB issued ASU 2018-13: Fair Value Measurement—Disclosure Framework (Topic 820). The updated guidance improves the disclosure requirements on fair value measurements. The Company adopted ASU 2018-13 effective January 1, 2020 and there was no significant impact on the Company’s disclosures upon adoption.

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02: Leases. The new standard requires a lessee to record assets and liabilities on the balance sheet for the rights and obligations arising from leases with terms of more than 12 months. As a result of amendments in May 2020, this guidance is effective for the Company for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. The Company will adopt the new standard on January 1, 2022 using a modified retrospective approach. The FASB issued ASU 2018-10: Codification Improvements to Topic 842, Leases, or ASU 2018-10, and ASU 2018-11: Leases (Topic 842) Targeted Improvements, or ASU 2018-11 in July 2018 and 2018-20: Leases (Topic 842) - Narrow Scope Improvements for Lessors in December 2018. ASU 2018-10 and 2018-20 provide certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 allows all entities adopting ASU 2016-02 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2018-11 also allows lessors to not separate non-lease components from the associated lease component if certain conditions are met. The Company is evaluating the potential impact that the adoption of this standard will have on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13: Financial Instruments—Credit Losses (Topic 326), which changes the impairment model for most financial assets, including accounts receivable, and replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. The guidance is effective for the Company for interim and annual periods beginning after December 15, 2022. Early adoption is permitted. The Company is currently assessing the timing and impact of adopting ASU 2016-13 on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04: Simplifying the Test for Goodwill Impairment, which removes step 2 of the quantitative goodwill impairment test. Under the amended guidance, a goodwill impairment charge is recognized for the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance is effective for the Company for interim and annual periods beginning after December 15, 2022, with early adoption permitted for any impairment tests performed after January 1, 2017. The Company is currently assessing the timing and impact of adopting ASU 2017-04 on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected. The guidance is effective for the Company for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. Early adoption is permitted, including adoption in any interim period. The Company is currently assessing the timing and impact of adopting ASU 2018-15 on the Company’s consolidated financial statements.

SHIFT4 PAYMENTS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except share, unit, per unit and merchant count amounts)

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 removes certain exceptions associated with (i) intraperiod tax allocations, (ii) recognition of deferred tax liability for equity method investments of foreign subsidiaries, and (iii) the calculation of income taxes in an interim period when in a loss position. Additionally, ASU 2019-12 simplifies accounting for (i) income taxes associated with franchise taxes, (ii) tax basis of goodwill in a business combination, (iii) the allocation of tax expense to a legal entity that is not subject to tax in standalone financial statements, (iv) enacted changes in tax laws, and (v) income taxes related to employee stock ownership plans and investments in qualified affordable housing projects accounted for under the equity method. The guidance is effective for the Company for annual reporting periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022 . Early adoption is permitted. The Company is currently assessing the timing and impact of adopting ASU 2019-12 on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, which provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, subject to certain criteria, that reference the London Interbank Offered Rate, or LIBOR, or another reference rate that is expected to be discontinued. This ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating whether we will elect the optional expedients, as well as evaluating the impact of ASU 2020-04 on the Company’s consolidated financial statements.

2.	Merchant Link Acquisition

We completed the acquisition of Merchant-Link, LLC, or Merchant Link Acquisition, in August 2019 by acquiring 100% of the membership interests for $64.0 million, with initial consideration of $60.2 million, net of cash acquired. This acquisition brought a highly complementary customer base, with 80% of the customers using software already integrated on the Company’s gateway. This overlap presented the Company with a substantial opportunity for improved share of wallet and cost efficiencies.

The Merchant Link Acquisition was accounted for as a business combination using the acquisition method of accounting. The respective purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill and represents the future economic benefits arising from other assets acquired, which cannot be individually identified or separately recognized.

The following table summarizes the consideration paid and the fair value assigned to the assets acquired and liabilities assumed at the acquisition date. In the three months ended March 31, 2020, the Company made a measurement period adjustment of $(0.7) million to accounts receivable with a corresponding increase to goodwill to reflect facts and circumstances in existence as of the effective date of the acquisition.

Cash	$3.8
Accounts receivable	7.5
Prepaid expenses and other current assets	1.9
Property, plant and equipment	2.4
Inventory	1.7
Other intangible assets	20.4
Goodwill (a)	30.2
Accounts payable	(1.5)
Accrued expenses and other current liabilities	(2.1)
Deferred revenue	(0.3)
Net assets acquired	64.0
Less: cash acquired	(3.8)
Net cash paid for acquisition	$60.2

(a)	Goodwill is deductible for tax purposes.

The Merchant Link acquisition did not have a material impact on the Company’s consolidated financial statements. Accordingly, pro forma financial information has not been presented.

SHIFT4 PAYMENTS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except share, unit, per unit and merchant count amounts)

3.	Revenue

Adoption of ASC 606: Revenue from Contracts with Customers

The Company recorded a net reduction to retained earnings of $7.0 million as of January 1, 2019, due to the cumulative impact of adopting ASC 606, primarily as a result of no longer being able to defer the upfront cost for the Company’s free equipment program to its merchants under the contract terms existing at January 1, 2019 and recognizing the revenue allocated to this hardware in retained earnings for contracts open as of January 1, 2019.

Under ASC 606, the Company has three separate performance obligations under its recurring SaaS fees for point-of-sale systems provided to merchants: (1) point-of-sale software, (2) lease of hardware and (3) other support services. For the period January 1, 2019 through June 29, 2020, the hardware provided under the Company’s software as a service, or SaaS, agreements was accounted for as a sales-type lease. Effective June 30, 2020, the Company modified the terms and conditions of its SaaS arrangements and updated its operational procedures. As a result, beginning June 30, 2020, hardware provided under the Company’s SaaS agreements is accounted for as an operating lease; therefore, an increase in income of $12.4 million was recorded within “Other operating (income) expense, net” in the unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 to reflect the impact of the lease modifications. The Company has elected to apply a practical expedient for contracts that have a term of one year or less and has not disclosed either the remaining performance obligation as of the end of the reporting period or when the Company expects to recognize the revenue. The effect of the lease modifications on the unaudited condensed consolidated financial statements as of June 30, 2020 is as follows:

.	Balance prior to lease modification	Balance subsequent to lease modification	Effect of change
Contract assets, net	$11.3	$—	$(11.3)
Accounts receivable, net	67.7	68.6	0.9
Equipment under lease	-	23.3	23.3
Deferred revenue	7.7	8.2	(0.5)
Other operating (income) expense, net			(12.4)

Disaggregated Revenue

Based on similar operational characteristics, the Company’s revenue from contracts with customers is disaggregated as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Payments-based revenue	$121.2	$159.5	$297.6	$293.5
Subscription-based revenue	17.5	16.3	35.1	32.7
Other revenue	3.1	4.7	8.5	9.3
Total	$141.8	$180.5	$341.2	$335.5

Based on similar economic characteristics, the Company’s revenue from contracts with customers is disaggregated as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Over-time revenue	$134.7	$170.2	$323.5	$313.8
Point-in-time revenue	7.1	10.3	17.7	21.7
Total	$141.8	$180.5	$341.2	$335.5

SHIFT4 PAYMENTS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except share, unit, per unit and merchant count amounts)

Contract Liabilities

The Company charges merchants for various post-contract license support/service fees and annual regulatory compliance fees. These fees typically relate to a period of one year. The Company recognizes the revenue on a straight-line basis over its respective period. As of June 30, 2020 and December 31, 2019, the Company had deferred revenue of $8.2 million and $5.6 million, respectively. The change in the contract liabilities is primarily the result of a timing difference between payment from the customer and the Company’s satisfaction of each performance obligation.

The following reflects the amounts the Company recognized as annual service fees and regulatory compliance fees within "Gross revenue" in its unaudited Condensed Consolidated Statements of Operations and the amount of such fees that was included in deferred revenue at the beginning of the respective period.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Annual service fees and regulatory compliance fees	$3.4	$2.9	$6.8	$5.8
Amount of these fees included in deferred revenue at beginning of period	1.7	1.4	2.8	2.7

Capitalized Acquisition Costs, net

As of June 30, 2020 and December 31, 2019, the Company had net capitalized costs to obtain contracts of $29.3 million and $26.4 million, respectively, included in “Capitalized acquisition costs, net” in the unaudited Condensed Consolidated Balance Sheets representing upfront processing bonuses. See Note 8 for more information on capitalized acquisition costs.

4.	Restructuring

The following table summarizes the changes in the Company’s restructuring accrual:

	2018 Restructuring Activities	2019 Restructuring Activities	Total
Balance at December 31, 2019	$4.2	$1.5	$5.7
Severance payments	(1.0)	(1.4)	(2.4)
Accretion of interest (a)	0.3	—	0.3
Balance at June 30, 2020	$3.5	$0.1	$3.6

(a)	Accretion of interest is included within “Restructuring expenses” in the unaudited Condensed Consolidated Statements of Operations.

Accreted interest recognized related to restructuring activities associated with a historical acquisition was $0.1 million and $0.3 million for both the three and six months ended June 30, 2020 and 2019, respectively.

The current portion of the restructuring accrual of $1.4 million and $2.9 million at June 30, 2020 and December 31, 2019, respectively, is included within “Accrued expenses and other current liabilities” on the unaudited Condensed Consolidated Balance Sheets. The long-term portion of the restructuring accrual of $2.2 million and $2.8 million at June 30, 2020 and December 31, 2019, respectively, is included within “Other noncurrent liabilities” on the unaudited Condensed Consolidated Balance Sheets.

Of the $3.6 million restructuring accrual outstanding as of June 30, 2020, approximately $1.0 million is expected to be paid in 2020, $1.6 million in 2021 and $1.6 million in 2022, less accreted interest of $0.6 million.

SHIFT4 PAYMENTS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except share, unit, per unit and merchant count amounts)

5.	Inventory

Inventory consisted of the following:

	June 30,	December 31,
	2020	2019
Terminal systems and components	$5.7	$5.9
Point-of-sale systems and components	2.7	2.6
Total inventory	$8.4	$8.5

6.	Goodwill

The changes in the carrying amount of goodwill were as follows:

Balance at December 31, 2019	$421.3
Measurement period adjustment (Note 2)	0.7
Balance at June 30, 2020	$422.0

7.	Other Intangible Assets, Net

Other intangible assets, net consisted of the following:

	Weighted Average	June 30, 2020
	Amortization Period (in years)	Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	8	$176.8	$93.7	$83.1
Acquired technology	10	105.2	37.5	67.7
Trademarks and trade names	9	55.5	34.6	20.9
Noncompete agreements	2	3.9	3.8	0.1
Capitalized software development costs	3	19.5	3.8	15.7
Leasehold interest	2	0.1	0.1	—
Residual commission buyouts (a)	3	16.2	11.5	4.7
Total intangible assets		$377.2	$185.0	$192.2

	Weighted Average	December 31, 2019
	Amortization Period (in years)	Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	8	$176.8	$81.1	$95.7
Acquired technology	10	105.2	32.2	73.0
Trademarks and trade names	9	55.5	30.1	25.4
Noncompete agreements	2	3.9	3.6	0.3
Capitalized software development costs	3	14.9	2.0	12.9
Leasehold interest	2	0.1	0.1	—
Residual commission buyouts (a)	3	15.7	9.8	5.9
Total intangible assets		$372.1	$158.9	$213.2

(a)	Residual commission buyouts include contingent payments of $2.8 million and $2.7 million as of June 30, 2020 and December 31, 2019, respectively.

SHIFT4 PAYMENTS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except share, unit, per unit and merchant count amounts)

As of June 30, 2020, the estimated amortization expense for intangible assets for each of the five succeeding years and thereafter is as follows:

2020 (remaining six months)	$26.0
2021	47.3
2022	30.3
2023	19.5
2024	18.4
Thereafter	50.7
Total	$192.2

Amounts charged to expense in the unaudited Condensed Consolidated Statements of Operations for amortization of intangible assets were as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Depreciation and amortization expense	$9.4	$9.4	$18.9	$18.7
Cost of sales	3.7	2.7	7.2	5.5
Total	$13.1	$12.1	$26.1	$24.2

8.	Capitalized Acquisition Costs, Net

Capitalized acquisition costs, net were $29.3 million and $26.4 million at June 30, 2020 and December 31, 2019, respectively. This consists of upfront processing bonuses with a gross carrying value of $47.9 million and $39.2 million and accumulated amortization of $18.6 million and $12.8 million at June 30, 2020 and December 31, 2019, respectively.

Capitalized acquisition costs had a weighted average amortization period of four years at both June 30, 2020 and December 31, 2019.

Amortization expense for capitalized acquisition costs is $3.7 million and $7.0 million for the three and six months ended June 30, 2020, respectively, and $5.0 million and $9.7 million for the three and six months ended June 30, 2019, respectively, and is included in “Cost of sales” in the unaudited Condensed Consolidated Statements of Operations.

As of June 30, 2020, the estimated future amortization expense for capitalized acquisition costs is as follows:

2020 (remaining six months)	$7.7
2021	12.6
2022	7.7
2023	1.3
Total	$29.3

9.	Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following:

	June 30,	December 31,
	2020	2019
Equipment	$14.4	$13.3
Capitalized software	7.2	7.1
Leasehold improvements	11.5	11.3
Furniture and fixtures	3.0	2.9
Vehicles	0.2	0.2
Total property and equipment, gross	36.3	34.8
Less: Accumulated depreciation	(22.1)	(19.4)
Total property and equipment, net	$14.2	$15.4

SHIFT4 PAYMENTS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except share, unit, per unit and merchant count amounts)

Amounts charged to expense in the unaudited Condensed Consolidated Statements of Operations for depreciation of property, plant and equipment were as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Depreciation and amortization expense	$0.9	$0.4	$1.9	$0.8
Cost of sales	0.4	0.3	0.8	0.6
Total depreciation expense	$1.3	$0.7	$2.7	$1.4

10.	Debt

The Company’s outstanding debt consisted of the following:

	June 30,	December 31,
	2020	2019
First Lien Term Loan Facility	$450.0	$511.1
Second Lien Term Loan Facility	—	130.0
Revolving Credit Facility	—	21.0
Other financing arrangements	2.6	—
Total borrowings	452.6	662.1
Less: Current portion of debt	(2.6)	(5.3)
	450.0	656.8
Less: Unamortized capitalized financing costs	(12.6)	(21.7)
Total long-term debt	$437.4	$635.1

Credit Facilities

On November 30, 2017, the Company borrowed $560.0 million of aggregate principal amount of secured term loans comprised of first lien term loans of $430.0 million due November 30, 2024, or First Lien Term Loan Facility, and second lien term loans of $130.0 million due November 30, 2025, or Second Lien Term Loan Facility. The Company used available incremental capacity to upsize the First Lien Term Loan Facility to $450.0 million in April 2019 and to $520.0 million in October 2019. In June 2020, the Company made $59.8 million in principal payments on the First Lien Term Loan Facility and repaid in full the $130.0 million outstanding under the Second Lien Term Loan Facility. The $59.8 million payment fully satisfies all required principal payments on the First Lien Term Loan Facility due prior to its maturity on November 30, 2024. Interest with respect to the First Lien Term Loan Facility is payable quarterly in arrears at a rate of LIBOR plus 4.50% per annum (5.50% at June 30, 2020). Interest with respect to the Second Lien Term Loan Facility was payable quarterly in arrears at a rate of LIBOR plus 8.50% per annum. The interest rate is determined based on the Company’s first lien leverage ratio for the preceding fiscal quarter.

In connection with the pre-payment of $59.8 million on the First Lien Term Loan Facility and the full repayment of $130.0 million on the Second Lien Term Loan Facility, the Company incurred a loss on extinguishment of debt of $7.1 million representing the unamortized capitalized financing costs associated with the prepaid debt, which was recorded to “Loss on extinguishment of debt” in the unaudited Condensed Consolidated Statements of Operations in the three and six months ended June 30, 2020.

The First Lien Term Loan Facility and Second Lien Term Loan Facility are subject to covenants that, among other things, limit or restrict the Company in creating liens, holding any unpermitted investments or new indebtedness, making any dispositions or restricted payments unless otherwise permitted in the agreement, and making material changes to the business. In connection with the full repayment of the Second Lien Term Loan Facility at June 30, 2020, the Company obtained applicable releases customary to the payment in full. At June 30, 2020 and December 31, 2019, the Company was in compliance with all financial covenants.

Amortization of capitalized financing fees is included in “Interest expense” within the unaudited Condensed Consolidated Statements of Operations. Amortization expense was $1.0 million and $2.1 million for the three and six months ended June 30, 2020, respectively and $1.0 million and $1.9 million for the three and six months ended June 30, 2019, respectively.

SHIFT4 PAYMENTS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except share, unit, per unit and merchant count amounts)

Revolving Credit Facility

The First Lien Term Loan Facility included a revolving credit facility of $40.0 million, or Revolving Credit Facility, which expires November 30, 2022. In August 2019, the Revolving Credit Facility was increased to a borrowing capacity of $90.0 million with incremental borrowings used to partially fund the Merchant Link Acquisition. The Company is subject to certain additional covenants related to the Revolving Credit Facility. The Company was in compliance with these covenants at June 30, 2020 and December 31, 2019.

Interest due under the Revolving Credit Facility depends on the type of loan selected but generally is due interest at LIBOR plus an applicable margin ranging from 3.00% to 4.50%.

The Revolving Credit Facility unused commitment fee ranges from 0.25% to 0.50%. The applicable margin and unused commitment fee are determined based on the Company’s first lien net leverage ratio at the previously reported fiscal quarter.

As of December 31, 2019, the Company had outstanding borrowings of $21.0 million under the Revolving Credit Facility. In the three months ended March 31, 2020, the Company drew $68.5 million under the Revolving Credit Facility for general corporate purposes and to strengthen its financial position amid the COVID-19 pandemic. In June 2020, the Company repaid the outstanding borrowings of $89.5 million under the Revolving Credit Facility. Borrowing capacity on the Revolving Credit Facility was $89.5 million as of June 30, 2020, net of a $0.5 million letter of credit.

11.	Other Consolidated Balance Sheet Components

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2020	2019
Prepaid insurance	$3.8	$0.9
Other prepaid expenses (a)	6.4	5.2
Agent and employee loan receivables	0.7	0.5
Deferred IPO-related costs (b)	—	2.0
Other current assets	0.1	0.2
Total prepaid expenses and other current assets	$11.0	$8.8

(a)	Other prepaid expenses include prepayments related to information technology, rent, tradeshows and conferences.
(b)

Primarily includes attorney and consulting fees in support of the Company’s IPO, which, at the time of the IPO, were offset against the gross proceeds of the IPO within “Additional paid-in capital” on the unaudited Condensed Consolidated Balance Sheets.

SHIFT4 PAYMENTS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except share, unit, per unit and merchant count amounts)

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2020	2019
Contingent liabilities related to earnout payments and change of control (a)	$0.6	$32.3
Accrued interest	4.2	9.2
Residuals payable	6.2	5.5
Taxes payable	3.4	1.0
Deferred tenant reimbursement allowance	3.4	3.6
Restructuring accrual	1.4	2.9
Accrued payroll	1.4	2.3
Other current liabilities	3.8	4.1
Total accrued expenses and other current liabilities	$24.4	$60.9

(a)	Represents contingent liabilities arising from certain past acquisitions. Refer to Note 12 for information on contingent liabilities related to earnout payments and change of control.

12.	Fair Value Measurement

U.S. GAAP defines a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted process in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

The Company determines the fair values of its assets and liabilities that are recognized or disclosed at fair value in accordance with the hierarchy described below. The following three levels of inputs may be used to measure fair value:

•	Level 1—Quoted prices in active markets for identical assets or liabilities;
•

Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities;

•

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include items where the determination of fair value requires significant management judgment or estimation.

The Company makes recurring fair value measurements of contingent liabilities arising from certain acquisitions using Level 3 unobservable inputs. These amounts relate to a change of control provision and expected earnout payments related to the number of existing point-of-sale merchants that convert to full acquiring merchants.

The contingent liability related to a change of control was measured on the acquisition date using a Monte Carlo simulation model based on expected possible valuations of the Company upon a change of control and is remeasured at each reporting date due to changes in management’s expectations regarding possible future valuations of the Company, including considerations of changes in results of the Company, guideline public company multiples, and expected volatility. The contingent liability related to change of control was settled for 915,503 shares of Class A common stock in conjunction with the IPO.

The contingent liabilities arising from expected earnout payments were measured on the acquisition date using a probability-weighted expected payment model and are remeasured periodically due to changes in management’s estimates of the number of existing point-of-sale merchants that will convert to full acquiring merchants. In determining the fair value of the contingent liabilities, management reviews the current results of the acquired business, along with projected results for the remaining earnout period, to calculate the expected earnout payment to be made using the agreed upon formula as laid out in the respective acquisition agreement. The earnout liabilities are discounted at a rate of 3.63% and 3.87% as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020, the undiscounted estimated range of outcomes is between $0.5 million and $0.7 million. As of December 31, 2019, the undiscounted estimated range of outcomes was between $1.5 million and $2.3 million.

SHIFT4 PAYMENTS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except share, unit, per unit and merchant count amounts)

The fair value of the contingent liabilities is subject to sensitivity based on projected results and changes in the discount rate. Changes in these assumptions could impact the fair value significantly.

Additional information regarding the contingent liabilities that are measured at fair value on a recurring basis is presented in the following tables:

	Fair value as of June 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Contingent liabilities related to earnout payments (a)	$0.6	$—	$—	$0.6
Total contingent liabilities	$0.6	$—	$—	$0.6

	Fair value as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Contingent liabilities related to change of control (a)	$30.4	$—	$—	$30.4
Contingent liabilities related to earnout payments (a)	1.9	—	—	1.9
Total contingent liabilities	$32.3	$—	$—	$32.3

(a)	Included in “Accrued expenses and other current liabilities” on the unaudited Condensed Consolidated Balance Sheets.

The table below provides a reconciliation of the beginning and ending balances for the Level 3 contingent liabilities:

	Six months ended June 30,
	2020	2019
Balance at beginning of period	$32.3	$19.9
Additions (a)	1.7	—
Cash payments made for contingent liabilities related to earnout payments	(1.5)	(1.6)
Contingent liabilities related to change of control settled with Class A common stock and restricted stock units	(23.2)	—
Fair value adjustments	(8.7)	6.8
Balance at end of period	$0.6	$25.1

(a)

During the three months ended March 31, 2020, certain employment compensation agreements were amended. Consequently, previously recorded deferred compensation liabilities of $1.9 million associated with these agreements, included within “Other noncurrent liabilities” on the unaudited Condensed Consolidated Balance Sheets at December 31, 2019, were derecognized and new liabilities of $1.7 million were recognized at fair value within “Other noncurrent liabilities” on the unaudited Condensed Consolidated Balance Sheets. These contingent liabilities were settled at the IPO for 89,842 restricted stock units.

Fair value adjustments are recorded within “General and administrative expenses” within the unaudited Condensed Consolidated Statements of Operations. There were no transfers into or out of Level 3 during the six months ended June 30, 2020 and 2019.

Other financial instruments not measured at fair value on the Company’s Consolidated Balance Sheets at June 30, 2020 and December 31, 2019 include cash, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses and other current liabilities as their estimated fair values reasonably approximate their carrying value as reported on the Consolidated Balance Sheets. The Company’s debt obligations are carried at their face value, which approximates fair value.

SHIFT4 PAYMENTS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except share, unit, per unit and merchant count amounts)

13.	Income Taxes

As a result of the Reorganization Transactions and the IPO, the Company holds an economic interest in Shift4 Payments, LLC and consolidates its financial position and results. The remaining ownership of Shift4 Payments, LLC not held by the Company is considered a noncontrolling interest. Shift4 Payments, LLC is treated as a partnership for income tax reporting and its members, including the Company, are liable for federal, state, and local income taxes based on their share of the LLC’s taxable income. In addition, Shift4 Corporation, one of the operating subsidiaries of Shift4 Payments, LLC, is considered a C-Corporation for U.S. federal, state and local income tax purposes. Taxable income or loss from Shift4 Corporation is not passed through to Shift4 Payments, LLC. Instead, it is taxed at the corporate level subject to the prevailing corporate tax rates.

The Company has assessed the realizability of the net deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has recorded a full valuation allowance against the deferred tax assets at Shift4 Payments, Inc. as of the IPO and as of June 30, 2020. A full valuation allowance on deferred tax assets will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, which includes temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. Pursuant to the CARES Act, in June 2020, we submitted a carryback claim related to our net operating loss carryforward generated in 2018, which resulted in an income tax benefit of $0.6 million and is reflected in "Income tax benefit (provision)" in the unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020.

Our effective tax rate was (0.8)% and 5.1% for the three months ended June 30, 2020 and 2019, respectively, and (0.4)% and 2.4% for the six months ended June 30, 2020 and 2019, respectively. The income tax benefit for the three and six months ended June 30, 2020 was different than the U.S. federal statutory income tax rate of 21% primarily due to the loss allocated to the noncontrolling interest, changes in the valuation allowances in the United States and recording a tax benefit of $0.6 million for a net operating loss carryback at Shift4 Corporation which was allowed due to the CARES Act. The income tax expense for the three and six months ended June 30, 2019 was different than the U.S. federal statutory income tax rate of 21% primarily due to Shift4 Payments, LLC being treated as a partnership and not paying income tax.

The Company’s income tax filings are subject to audit by various taxing jurisdictions. The statutes of limitations related to the U.S. federal income tax return and most state income tax returns are closed for all tax years up to and including 2016. No U.S. federal, state and local income tax returns are under examination by the respective taxing authorities.

Tax Receivable Agreement

The Company expects to obtain an increase in its share of the tax basis in the net assets of Shift4 Payments, LLC as LLC Interests are redeemed from or exchanged by Continuing Equity Owners, at the option of the Company, determined solely by the Company’s independent directors. The Company intends to treat any redemptions and exchanges of LLC Interests as direct purchases of LLC Interests for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that it would otherwise pay in the future to various tax authorities. In connection with the Reorganization Transactions and the IPO, the Company entered into the Tax Receivable Agreement, or TRA, with the Continuing Equity Owners.

The TRA provides for the payment by Shift4 Payments, Inc. of 85% of the amount of any tax benefits the Company actually realizes, or in some cases is deemed to realize, as a result of (i) increases in the Company’s share of the tax basis in the net assets of Shift4 Payments, LLC resulting from any redemptions or exchanges of LLC Interests, (ii) tax basis increases attributable to payments made under the TRA, and (iii) deductions attributable to imputed interest pursuant to the TRA. The Company expects to benefit from the remaining 15% of any of cash savings that it realizes.

The Company has not recognized any liability under the TRA after concluding it was not probable that such TRA Payments would be paid based on its estimates of future taxable income. No payments were made to the Continuing Equity Owners pursuant to the TRA during the three or six months ended June 30, 2020. The amounts payable under the TRA will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of Shift4 Payments, Inc. in the future. If the valuation allowance recorded against the deferred tax assets applicable to the tax attributes referenced above is released in a future period, the TRA liability may be considered probable at that time and recorded within earnings.

SHIFT4 PAYMENTS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except share, unit, per unit and merchant count amounts)

If all of the Continuing Equity Owners were to exchange their LLC Units, the Company would recognize a deferred tax asset of approximately $516.5 million and a TRA liability of approximately $439.0 million, assuming (i) that the Continuing Equity Members redeemed or exchanged all of their LLC Units immediately as of June 30, 2020 at the close price of $35.50 per share of the Company’s Class A common stock, (ii) no material changes in relevant tax law, (iii) a constant corporate tax rate of 24.2%, (iv) that the Company earns sufficient taxable income in each year to realize on a current basis all tax benefits that are subject to the TRA, and (v) that the blocker attributes are not limited pursuant to section 382 of the Internal Revenue Code. The actual amount of deferred tax assets and related liabilities that the Company will recognize will differ based on, among other things, the timing of the exchanges, the price of its shares of Class A common stock at the time of the exchange, and the tax rates then in effect.  The Company may elect to completely terminate the TRA early only with the written approval of each of a majority of Shift4 Payments, Inc.’s independent directors, although it has no plans to do so at this time. As a result, the Company would be required to make an immediate cash payment equal to the present value of the anticipated future tax benefits that are the subject of the TRA.

14.	Operating Lease Agreements

The Company has leases under noncancellable agreements which expire on various dates through November 30, 2028.

Total rent expense, which is included in “General and administrative expenses” in the unaudited Condensed Consolidated Statements of Operations, was $1.7 million and $3.4 million for the three and six months ended June 30, 2020, respectively, and $0.9 million and $1.4 million for the three and six months ended June 30, 2019, respectively.

The following are the future minimum rental payments required under the operating leases as of June 30, 2020:

2020 (remaining six months)	$2.7
2021	4.8
2022	4.2
2023	2.7
2024	2.3
Thereafter	6.2
Total	$22.9

The Company expects to receive future minimum lease payments for hardware provided under the Company’s SaaS agreements of $11.3 million from July 1, 2020 through June 30, 2021. See Note 3 for more information on the accounting for these operating leases.

15.	Related Party Transactions

The Company has access to aircrafts on a month-to-month basis from a shareholder of the Company. Total expense for this service, which is included in “General and administrative expenses” in the unaudited Condensed Consolidated Statements of Operations, was $0.1 million and $0.2 million for both the three and six months ended June 30, 2020 and 2019, respectively. At June 30, 2020, $0.1 million was outstanding, which is included within “Accrued expenses and other current liabilities” in the unaudited Condensed Consolidated Balance Sheets. There were no amounts outstanding at December 31, 2019. On May 31, 2020, the Company amended the monthly fee and added services in this month-to-month service agreement with a shareholder of the Company.

Shift4 Payments, LLC incurred management fees to its respective shareholders, prior to the IPO, which is included in “Professional fees” in the unaudited Condensed Consolidated Statements of Operations, of $0.3 million and $0.8 million for the three and six months ended June 30, 2020, respectively, and $0.5 million and $1.0 million for the three and six months ended June 30, 2019, respectively. The Company had $0.5 million in management fees outstanding as of December 31, 2019, included within “Accounts payable” in the unaudited Condensed Consolidated Balance Sheets. Management fees due to the Company’s respective shareholders were fully paid as of June 30, 2020 and are not required to be paid subsequent to the IPO.

SHIFT4 PAYMENTS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except share, unit, per unit and merchant count amounts)

16.	Commitments and Contingencies

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. The Company is currently not aware of any such legal proceedings or claims that the Company believes will have an adverse effect on our business, financial condition or operating results.

Effective March 2016, the Company’s board of directors approved a means by which key employees of the Company may be given an opportunity to earn a bonus as a result of a Change of Control, defined as a merger, consolidation, exchange, conveyance, or sale of the Company, or an IPO pursuant to the Securities Act of 1933, or the Qualifying Transaction. As of December 31, 2019, the Company did not deem a qualifying transaction probable and thus, no amounts were recorded in the consolidated financial statements. In conjunction with the IPO, the Company issued $56.6 million in the form of 2,461,839 restricted stock units to these key employees based upon the initial offering price of $23.00 per share. These awards vest over time but are not subject to continued service. See Note 21 for more information on the Company’s equity-based compensation plan.

17.	Redeemable Preferred Units

As of December 31, 2019, Shift4 Payments, LLC had 430 non-convertible redeemable preferred units (with a stated value at $100,000 per unit) authorized, issued and outstanding with a carrying value and liquidation value of $43.0 million.

The redeemable preferred units earned a preferred dividend, which could be paid in cash or preferred units at a rate of 10.50% per annum, compounded quarterly. Any unpaid accumulated dividends were required to be paid prior to any other membership interest. The principal of the Redeemable Preferred units was payable only after all Common Unit holders were paid in full. The dividend was limited to $5.0 million each calendar year.

Holders of redeemable preferred units were not entitled to vote on any matters of the Company’s affairs and had no preemptive rights. Redeemable preferred units could have been redeemed in cash, in whole or in part, at the option of the Company, at a redemption price equal to the stated value of the unit. In the event of the sale of the Company or qualified public offering (i.e., IPO with aggregate offering prices in excess of $150.0 million), each redeemable preferred unit became mandatorily redeemable at a redemption price equal to the stated value per unit (subject to the prior discharge of and full satisfaction of loans and the First Lien Term Loan Facility and Second Lien Term Loan Facility). As such, the redeemable preferred units were classified in temporary equity as they represented a contingently redeemable security. Redeemable preferred units could not have been transferred at any time, without prior consent of the Company.

During the three months ended June 30, 2020 and 2019, $0.9 million and $1.3 million, respectively, of preferred dividends were accrued and recognized as a reduction of “Members’ Deficit.” During the six months ended June 30, 2020 and 2019, $2.1 million and $2.5 million, respectively, of preferred dividends were accrued and recognized as a reduction of “Members’ Deficit.” Total cumulative accrued but unpaid dividends as of December 31, 2019 were $1.2 million, and were recorded in “Accrued expenses and other current liabilities” on the Consolidated Balance Sheets. Preferred dividends outstanding at the time of the IPO were $3.2 million, of which $0.9 million, representing the amount accrued for the three months ended June 30, 2020, was settled in cash and $2.3 million, representing the amount accrued through March 31, 2020, was converted to LLC Interests in conjunction with the IPO.

In connection with the Reorganization Transactions, the redeemable preferred units were converted into LLC Interests.

18.	Members’ Deficit/Stockholders’ Equity

Structure prior to the Reorganization Transactions

Prior to the completion of the Reorganization Transactions, Shift4 Payments, LLC had LLC Interests outstanding in the form of Class A Common units and Class B Common units. Immediately prior to the completion of the Reorganization Transactions, the LLC Interests of Shift4 Payments, LLC were beneficially owned as set forth below.

•	Searchlight owned 28,889,790 Class A units, representing 52.3% economic interest in Shift4 Payments, LLC.
•	Rook owned 25,829,016 Class A units, representing 46.7% economic interest in Shift4 Payments, LLC.
•	A former equity owner owned 528,150 Class B units, representing 1.0% economic interest in Shift4 Payments, LLC.

SHIFT4 PAYMENTS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except share, unit, per unit and merchant count amounts)

Amendment and Restatement of Certificate of Incorporation

In connection with the Reorganization Transactions, the Company’s certificate of incorporation was amended and restated to, among other things, provide for the (i) authorization of 300,000,000 shares of Class A common stock with a par value of $0.0001 per share; (ii) authorization of 100,000,000 shares of Class B common stock with a par value of $0.0001 per share; (iii) authorization of 100,000,000 shares of Class C common stock with a par value of $0.0001 per share; and (iv) authorization of 20,000,000 shares of preferred stock with a par value of $0.0001 per share.

Holders of Class A common stock are entitled to one vote per share, and holders of Class B and Class C common stock are entitled to ten votes per share. Holders of Class A, Class B, and Class C common stock will vote together as a single class on all matters presented to the Company’s stockholders for their vote of approval, except for certain amendments to the Company’s Certificate of Incorporation or as otherwise required by law. Holders of the Class A and Class C common stock are entitled to receive dividends, and upon the Company’s dissolution or liquidation, after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of shares of Class A and Class C common stock will be entitled to receive pro rata the Company’s remaining assets available for distribution. Holders of the Company’s Class B common stock are not entitled to receive dividends and will not be entitled to receive any distributions upon dissolution or liquidation of the Company. Holders of Class A, Class B, and Class C common stock do not have pre-emptive or subscription rights, and there will be no redemption or sinking fund provisions applicable to any class of common stock. Holders of Class A and Class B common stock do not have conversion rights. Shares of Class C common stock can only be held by the Continuing Equity Owners or their permitted transferees, and if any such shares are transferred to any other person, they will automatically convert into shares of Class A common stock on a one-to-one basis.

Shares of Class B common stock will be issued in the future only to the extent necessary to maintain a one-to-one ratio between the number of LLC Interests held by the Continuing Equity Owners and the number of shares of Class B common stock issued to each of the Continuing Equity Owners. Shares of Class B common stock are transferable only together with an equal number of LLC Interests (subject to certain exceptions). Only permitted transferees of LLC Interests held by the Continuing Equity Owners will be permitted transferees of Class B common stock.

Recapitalization of Shift4 Payments, LLC

In connection with the Reorganization Transactions, and the amendment and restatement of the Shift4 Payments, LLC Agreement, the Company modified its capital structure and converted all existing ownership interests in Shift4 Payments, LLC (including the redeemable preferred units) into LLC Interests of a single class.

In connection with the recapitalization:

•	A total of 528,150 LLC Interests held by a former equity owner were exchanged for an equal number of shares of Class A common stock of Shift4 Payments, Inc.
•	The Company acquired 15,513,817 LLC Interests from Searchlight in exchange for an equal number of shares of Class C common stock of Shift4 Payments, Inc.
•

The Company issued 915,503 shares of Class A common stock to satisfy a contingent liability of Shift4 Payments, LLC arising from a previous acquisition. In exchange, Shift4 Payments, LLC issued 915,503 LLC Interests to Shift4 Payments, Inc.

•	The Company issued 39,204,989 shares of Class B common stock to the Continuing Equity Owners on a one-for-one basis to the corresponding LLC Interests held by each of the Continuing Equity Owners.

Initial Public Offering

As described in Note 1, the Company completed its IPO of 17,250,000 shares of Class A common stock, including 2,250,000 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $23.00 per share. The Company received net proceeds of approximately $363.8 million, after deducting underwriting discounts and commissions and offering expenses. The Company also completed a $100.0 million concurrent private placement of 4,625,346 shares of Class C common stock, which were valued by a third party at a price per share equal to the purchase price. The total net proceeds from the IPO and concurrent private placement were approximately $463.8 million. The Company used the total proceeds to purchase newly issued LLC Interests from Shift4 Payments, LLC. Shift4 Payments, LLC used these amounts received from Shift4 Payments, Inc. to repay certain existing indebtedness and for general corporate purposes.

SHIFT4 PAYMENTS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except share, unit, per unit and merchant count amounts)

19.	Noncontrolling Interests

Shift4 Payments, Inc. is the sole managing member of Shift4 Payments, LLC, and consolidates the financial results of Shift4 Payments, LLC. The noncontrolling interests balance represents the economic interest in Shift4 Payments, LLC held by the Continuing Equity Owners. The following table summarizes the ownership of LLC Interests in Shift4 Payments, LLC as of June 30, 2020:

	LLC Interests	Ownership Percentage
Shift4 Payments, Inc.'s ownership of LLC Interests	38,832,816	49.8%
LLC Interests held by the Continuing Equity Owners	39,204,989	50.2%
Balance at end of period	78,037,805	100.0%

The Continuing Equity Holders have the right to require the Company to redeem their LLC Interests for, at the option of the Company, determined solely by the Company’s independent directors, newly-issued shares of Class A common stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each LLC Interest redeemed. In connection with the exercise of the redemption or exchange of LLC Interests (1) the Continuing Equity Owners will be required to surrender a number of shares of Class B common stock registered in the name of such redeeming or exchanging Continuing Equity Owner (or its applicable affiliate), which the Company will cancel for no consideration on a one-for-one basis with the number of LLC Interests so redeemed or exchanged and (2) all redeeming members will surrender LLC Interests to Shift4 Payments, LLC for cancellation. As of June 30, 2020, no redemptions have occurred or been requested.

20.	Employee Benefit Plan

The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code covering full-time employees who meet minimum age and service requirements. The provisions of the plan include a discretionary corporate contribution. The Company’s expense for discretionary matching contributions, which is included in “General and administrative expenses” in the unaudited Condensed Consolidated Statements of Operations, was $0.2 million and $0.5 million for the three and six months ended June 30, 2020, respectively, and $0.3 million and $0.5 million for the three and six months ended June 30, 2019, respectively.

21.	Equity-based Compensation

2020 Incentive Award Plan

In June 2020, the Company adopted the 2020 Incentive Award Plan, or 2020 Plan, which provides for the grant of stock options, restricted stock dividend equivalents, stock payments, RSUs, stock appreciation rights, and other stock or cash awards. A maximum of 5,750,000 shares of the Company’s common stock is available for issuance under the 2020 Plan. The number of shares available for issuance is subject to an annual increase on the first day of each year beginning in 2021 and ending in and including 2030, equal to the lesser of (1) 1% of the outstanding shares of all classes of the Company’s common stock on the last day of the immediately preceding fiscal year and (2) such lesser amount as determined by the Company’s board of directors.

RSUs

RSUs represent the right to receive shares of the Company’s Class A common stock at a specified date in the future. In June 2020, in connection with the IPO, the Company granted 4,630,884 RSUs under the 2020 Plan, consisting of:

•	2,461,839 RSUs not subject to continued service, which vest in June 2021.
•	391,858 RSUs subject to continued service, which vest 50% in December 2020, and the remaining 50% in December 2021.
•	1,748,933 RSUs subject to continued service, vesting in equal installments at each anniversary of the grant date, over a three-year period.
•

28,254 RSUs subject to continued service, granted to non-employee directors, which vest in June 2021. Each non-employee director is also entitled to an annual grant of RSUs valued at $0.1 million on the date of grant and which will vest in full on the date of the Company’s annual shareholder meeting immediately following the date of grant, subject to the non-employee director continuing in service through such meeting date.

SHIFT4 PAYMENTS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except share, unit, per unit and merchant count amounts)

The RSU activity for the six months ended June 30, 2020 was as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Balance at beginning of period
Granted	4,630,884	$21.41
Vested	—	—
Forfeited or cancelled	(1,072)	23.00
Balance at end of period	4,629,812	$21.41

The grant date fair value of RSUs subject to continued service was determined based on the IPO price of the Company’s Class A common stock of $23.00. The grant date fair value of the RSUs not subject to continued service was determined using the Finnerty discount for lack of marketability pricing model, taking into account the vesting provisions on the shares prior to June 2021.

The Company recognized equity-based compensation expense of $50.0 million for the three and six months ended June 30, 2020. At June 30, 2020, the total unrecognized equity-based compensation expense related to outstanding RSUs was $48.4 million, which is expected to be recognized over a weighted-average period of 2.65 years.

As of June 30, 2020, RSUs are the only form of equity-based compensation outstanding.

22.	Basic and Diluted Loss per Share

The following table presents the calculation of basic and diluted loss per share for the periods following the Reorganization Transactions under the two-class method. See Note 1 for additional information related to basic and diluted loss per share.

Prior to the Reorganization Transactions and IPO, the Shift4 Payments, LLC membership structure included Class A Common units and Class B Common units. The Company analyzed the calculation of net loss per unit for periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these unaudited consolidated financial statements. Therefore, loss per unit information has not been presented for the three and six months ended June 30, 2019. The basic and diluted loss per share for the three and six months ended June 30, 2020 represents only the period from June 5, 2020 to June 30, 2020, the period where the Company had outstanding Class A and Class C common stock.

Basic loss per share has been computed by dividing net loss attributable to common shareholders for the period subsequent to the Reorganization Transactions by the weighted average number of shares of common stock outstanding for the same period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period in which the shares were outstanding. Diluted loss per share has been computed in a manner consistent with that of basic loss per share while giving effect to all shares of potentially dilutive common stock that were outstanding during the period.

June 5, 2020 through June 30, 2020
Net loss	$(2.1)
Net loss attributable to noncontrolling interests	$(1.0)
Net loss attributable to Shift4 Payments, Inc.	$(1.1)
Numerator - Basic and Diluted:
Net loss attributable to common shareholders	$(1.1)
Allocation of net loss among common shareholders:
Net loss allocated to Class A common stock	$(0.5)
Net loss allocated to Class C common stock	$(0.6)
Denominator - Basic and Diluted:
Weighted average shares of Class A common stock outstanding	19,002,563
Weighted average shares of Class C common stock outstanding	20,139,163
Net loss per share - Basic and Diluted:
Class A common stock	$(0.03)
Class C common stock	$(0.03)

SHIFT4 PAYMENTS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except share, unit, per unit and merchant count amounts)

For the period from June 5, 2020 through June 30, 2020, 2,177,628 RSUs and 52,660 non-employee director RSUs, each weighted for the portion of the period for which they were outstanding, were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive. Additionally, 39,204,989 weighted shares of Class A common stock convertible upon redemption of the noncontrolling interest by the Continuing Equity Owners were excluded from the calculation of diluted net loss per share as the effect would be anti-dilutive.

23.	Segments

Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the Chief Operating Decision Maker, or CODM, for the purposes of allocating resources and evaluating financial performance. The Company’s CODM is the chief executive officer, who reviews financial information on a consolidated level for purposes of allocating resources and evaluating financial performance, and as such, the Company’s operations constitute one operating segment and one reportable segment.

No single customer accounted for more than 10% of the Company’s revenue during the three and six months ended June 30, 2020 and 2019. The Company’s operations are concentrated in the United States.

The following table summarizes gross revenue by revenue type:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Payments-based revenue	$121.2	$159.5	$297.6	293.5
Subscription and other revenues	20.6	21.0	43.6	42.0
Total gross revenue	141.8	180.5	341.2	335.5
Less: network fees	74.4	105.2	194.7	193.9
Less: Other costs of sales	35.1	31.7	69.7	59.4
Gross profit	$32.3	$43.6	$76.8	$82.2

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the information presented in unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our final prospectus, dated June 4, 2020, filed with the Securities and Exchange Commission, or the SEC, in accordance with Rule 424(b) of the Securities Act of 1933, as amended, on June 8, 2020, or the Prospectus, in connection with our initial public offering, or the IPO. The following discussion and analysis reflects the historical results of operations and financial position of Shift4 Payments, LLC and its consolidated subsidiaries prior to the Reorganization Transactions (as defined below) on June 4, 2020 and that of Shift4 Payments, Inc. and its consolidated subsidiaries (including Shift4 Payments, LLC) following the completion of the Reorganization Transactions. In addition to historical information, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, liquidity and capital resources, that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described in “Cautionary Note Regarding Forward-Looking Statements,” and “Risk Factors” in this Quarterly Report on Form 10-Q. We assume no obligation to update any of these forward-looking statements.

As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to:

•

“we,” “us,” “our,” the “Company,” “Shift4” and similar references refer: (1) following the consummation of the Reorganization Transactions, to Shift4 Payments, Inc., and, unless otherwise stated, all of its subsidiaries, including Shift4 Payments, LLC and, unless otherwise stated, all of its subsidiaries, and (2) prior to the completion of the Reorganization Transactions, to Shift4 Payments, LLC and, unless otherwise stated, all of its subsidiaries.

•

“Blocker Companies” refers to certain direct and/or indirect owners of LLC Interests in Shift4 Payments, LLC, collectively, prior to the Reorganization Transactions that are taxable as corporations for U.S. federal income tax purposes and each of which is an affiliate of Searchlight (as defined below).

•

“Blocker Mergers” refers to the acquisition by Shift4 Payments, Inc. of LLC Interests held by the Blocker Shareholders, pursuant to one or more contributions by Blocker Shareholders of the equity interests in the Blocker Companies to Shift4 Payments, Inc., followed by one or more mergers, and in exchange for which Shift4 Payments, Inc. issued to the Blocker Shareholders shares of Class B common stock and Class C common stock.

•	“Blocker Shareholders” refers to the owners of Blocker Companies, collectively, prior to the Reorganization Transactions.
•

“Continuing Equity Owners” refers collectively to Searchlight, our Founder and their respective permitted transferees that will own LLC Interests after the Reorganization Transactions and who may redeem at each of their options, in whole or in part from time to time, their LLC Interests for, at our election, cash or newly-issued shares of Shift4 Payments, Inc.’s Class A common stock.

•

“LLC Interests” refers to the common units of Shift4 Payments, LLC, including those that we purchased directly from Shift4 Payments, LLC with the proceeds from our IPO and the concurrent private placement and the common units of Shift4 Payments, LLC that we acquired from the Former Equity Owners in connection with the consummation of the Reorganization Transactions.

•	“Founder” refers to Jared Isaacman, our Chief Executive Officer and the sole stockholder of Rook Holdings Inc. Our Founder is a Continuing Equity Owner and an owner of Class C common stock.
•	“Former Equity Owner” refers to FPOS Holding Co., Inc. who exchanged its LLC Interests for shares of our Class A common stock in connection with the consummation of the Reorganization Transactions.
•	“Rook” refers to Rook Holdings Inc., a Delaware corporation wholly-owned by our Founder and for which our Founder is the sole stockholder.
•	“RSU Holders” refers to certain current and former employees of Shift4 Payments, LLC who received restricted stock units, or RSUs, of Shift4 Payments, Inc. in connection with our IPO.
•

“Searchlight” refers to Searchlight Capital Partners, L.P., a Delaware limited partnership, and certain funds affiliated with Searchlight. Searchlight is a Continuing Equity Owner and an owner of Class C common stock.

•	“Shift4 Payments LLC Agreement” refers to Shift4 Payments, LLC’s amended and restated limited liability company agreement.
•

“Reorganization Transactions” refer to certain organizational transactions that we effected in connection with our IPO in June 2020. See Notes 1 and 18 to our unaudited condensed consolidated financial statements for a description of the Reorganization Transactions and the section entitled “Reorganization Transactions” below.

Overview

We are a leading independent provider of integrated payment processing and technology solutions in the United States based on total volume of payments processed. We have achieved our leadership position through decades of solving complex business and operational challenges facing our customers: software partners and merchants. For our software partners, we offer a single integration to an end-to-end payments offering, a proprietary gateway and a robust suite of technology solutions to enhance the value of their software and simplify payment acceptance. For our merchants, we provide a seamless, unified consumer experience as an alternative to relying on multiple providers to accept payments and utilize technology in their businesses.

At the heart of our business is our payments platform. Our payments platform is a full suite of integrated payment products and services that can be used across multiple channels (in-store, online, mobile and tablet- based) and industry verticals, including:

•	end-to-end payment processing for a broad range of payment types;
•	merchant acquiring;
•	proprietary omni-channel gateway capable of multiple methods of contactless and QR code based payments;
•	complementary software integrations;
•	integrated and mobile POS solutions;
•	security and risk management solutions; and
•	reporting and analytical tools.

In addition, we offer innovative technology solutions that go beyond payment processing. Some of our solutions are developed in-house, such as business intelligence and POS software, while others are powered by our network of complementary third-party applications. Our focus on innovation combined with our product-driven culture enables us to create scalable technology solutions that benefit from an extensive library of intellectual property.

We have a partner-centric distribution approach. We market and sell our solutions through a diversified network of software partners, which consists of ISVs and VARs. ISVs are technology providers that develop commerce-enabling software suites with which they can bundle our payments platform. VARs are organizations that provide distribution support for ISVs and act as trusted and localized service providers to merchants by providing them with software and services. Together, our ISVs and VARs provide us immense distribution scale and provide our merchants with front-line service and support.

Our end-to-end payments offering combines our payments platform, including our proprietary gateway and breadth of software integrations, and our suite of technology solutions to create a compelling value proposition for our merchants. Our end-to end payment volume was $4.2 billion and $5.5 billion for the three months ended June 30, 2020 and 2019, respectively and $10.4 billion and $10.2 billion for the six months ended June 30, 2020 and 2019, respectively. This end-to-end payment volume contributed approximately 57% and 60% of gross revenue less network fees for the three months ended June 30, 2020 and 2019, respectively, and 57% and 58% of gross revenue less network fees for the six months ended June 30, 2020 and 2019, respectively.

Our merchants range from small to medium sized businesses, or SMBs, to large enterprises across numerous verticals in which we have deep industry expertise, including food and beverage, lodging and leisure.

Recent acquisitions

Merchant Link

In August 2019, we completed the acquisition of Merchant-Link, LLC, or Merchant Link, a leading provider of payment gateway and data security solutions, and which primarily services hotels and restaurants in the United States, or the Merchant Link Acquisition. The Merchant Link Acquisition brings to us a highly complementary customer base, with a significant portion of the customers using software already integrated on our gateway. This overlap presents us with a substantial opportunity for improved share of wallet and cost efficiencies.

Initial public offering and concurrent private placement

On June 9, 2020, we completed our IPO of 17,250,000 shares of Class A common stock, including 2,250,000 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $23.00 per share. Upon completion of the IPO, we received net proceeds of approximately $363.8 million, after deducting underwriting discounts and commissions and offering expenses of approximately $33.0 million. We also completed a $100.0 million concurrent private placement of 4,625,346 shares of Class C common stock to Rook. The total net proceeds from the IPO and concurrent private placement were approximately $463.8 million. Shift4 Payments, Inc. used the total proceeds to purchase newly-issued LLC Interests, from Shift4 Payments, LLC. Shift4 Payments, LLC used these amounts received from Shift4 Payments, Inc. to repay certain existing indebtedness and for general corporate purposes.

Reorganization Transactions

The historical results of operations discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are those of (1) Shift4 Payments, LLC and its consolidated subsidiaries for periods prior to the Reorganization Transactions on June 4, 2020 and (2) Shift4 Payments, Inc. and its consolidated subsidiaries for periods beginning on or following the Reorganization Transactions on June 4, 2020. The historical results of operations and financial condition of Shift4 Payments, LLC prior to the completion of the Reorganization Transactions, including the IPO and concurrent private placement, do not reflect certain items that we expect will affect our results of operations and financial condition after giving effect to the Reorganization Transactions and the use of proceeds from the IPO and concurrent private placement.

Following the completion of the Reorganization Transactions, we own 49.8% of the economic interest of Shift4 Payments, LLC and the Continuing Equity Holders own the remaining 50.2%. Shift4 Payments, Inc. is the sole managing member of Shift4 Payments, LLC and, although we do not have a majority economic interest in Shift4 Payments, LLC, we control the management of Shift4 Payments, LLC. As a result, we consolidate the financial results of Shift4 Payments, LLC and report a noncontrolling interest of 50.2% related to the interests in Shift4 Payments, LLC held by the Continuing Equity Holders on our consolidated financial statements.

After consummation of the IPO, Shift4 Payments, Inc. became subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of Shift4 Payments, LLC and is taxed at the prevailing corporate tax rates. In addition to tax expenses, we also have and will continue to incur public company expenses related to our operations, plus payment obligations under the Tax Receivable Agreement, or TRA, which we expect to be significant. We intend to cause Shift4 Payments, LLC to make distributions to us in an amount sufficient to allow us to pay our tax obligations and operating expenses, including distributions to fund any payments due under the TRA.

Impact of the COVID-19 pandemic

The unprecedented and rapid spread of COVID-19 as well as the shelter-in-place orders, promotion of social distancing measures, restrictions to businesses deemed non-essential, and travel restrictions implemented throughout the United States have significantly impacted the restaurant and hospitality industries – verticals in which we have predominantly focused on over the last decade.

In response to these developments, we have implemented measures to focus on the safety of our employees, including implementing remote working capabilities, and to support our merchants as they shift to take-out and delivery operations, while at the same time seeking to mitigate the impact on our financial position and operations.

We have also implemented new programs to help ease the burden for our merchants, encourage customers to support their local small businesses and restaurants and incentivize new merchants to enroll in our end-to-end payment platform. Specifically, we have:

•	established www.shift4.com/situation in an effort to share data to educate political leaders and advocacy groups as to where aid needs to be prioritized;
•	released a gift card funding campaign to encourage consumers to support their favorite bars or restaurants by purchasing a gift card through our Shift4Cares.com website; and
•	implemented temporary fee waivers on certain products from March 2020 through June 2020 that did not have a material impact on financial performance.

We believe we have sufficient liquidity to satisfy our cash needs, however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times. Our business was not significantly impacted by the COVID-19 pandemic until the latter part of March 2020, at which time our end-to-end payment volumes declined 70%. At that time, we took the following actions to increase liquidity and strengthen our financial position:

•	furloughed approximately 25% of our employees of which approximately 75% had returned to work as of June 30, 2020;
•	accelerated approximately $30 million of annual expense reduction plans related to prior acquisitions, including the Merchant Link Acquisition;
•	re-prioritized our capital projects to defer certain non-essential improvements;
•	instituted a company-wide hiring freeze; and
•	reduced salaries for management across the organization.

Since mid-March when shelter-in-place, social distancing, the closing of non-essential businesses and other restrictive measures were first put in place across the United States, we have seen a significant recovery in our end-to-end payment volumes and, for the trailing seven days leading up to June 30, 2020, end-to-end payment volumes were approximately 90% of pre-COVID volumes in 2020. While end-to-end payment volumes for the six months ended June 30, 2020 have exceeded those for the six months ended June 30, 2019, the ultimate impact that the COVID-19 pandemic will have on our consolidated results of operations in the second half of 2020 remains uncertain. We will continue to evaluate the nature and extent of these potential impacts to our business, consolidated results of operations, and liquidity. See “Risk Factors—Business risks—The recent novel coronavirus, or COVID-19, global pandemic has had and is expected to continue to have a material adverse effect on our business and results of operations.”

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security, or CARES, Act was signed into law. The CARES Act provides a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief and government loans, grants and investments. The CARES Act includes, among other things, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits and technical corrections to tax depreciation methods for qualified improvement property. Pursuant to the CARES Act, in June 2020, we submitted a carryback claim related to our net operating loss carryforward generated in 2018, which is expected to provide a cash tax savings of $0.6 million and is reflected in the condensed consolidated financial statements for the three and six months ended June 30, 2020. We will continue to monitor any effects that may result from the CARES Act or other government relief programs that are made available in the future.

Factors impacting our business and results of operations

In general, our results of operations are impacted by factors such as adoption of software integrated payment solutions, continued investment in core capabilities, on-going pursuit of strategic acquisitions, and macro-level economic trends.

Increased adoption of software-integrated payments. We primarily generate revenue through volume-based payments and transaction fees and subscription fees for software and technology solutions. We expect to grow this volume by attracting new software partners through our market-leading and innovative solutions. These software partners have proven to be an effective and efficient way of acquiring new merchants and servicing these relationships.

Continued focus on the sale of our end-to-end payments offering and resulting revenue mix shift. Our customers utilize our comprehensive solutions to solve a variety of business challenges. Currently, a large percentage of our merchant base uses only our proprietary gateway. As these merchants adopt our end-to-end payment solutions, our revenue per merchant and merchant retention are expected to increase.

Mix of our merchant base. The revenue contribution of our merchant portfolio is affected by several factors, including the amount of payment volume processed per merchant, the industry vertical in which the merchant operates, and the number of solutions implemented by the merchant. As the size and sophistication of our merchants change, we may experience shifts in the average revenue per merchant and the weighted average pricing of the portfolio.

Ability to attract and retain software partners. A key pillar of our Shift4 Model is our partner-centric distribution approach. We work with our software partners who are essential to helping us grow and serve our merchant base. Maintaining our product leadership and continued investment in innovative technology solutions is critical to attracting and retaining software partners.

Investment in product, distribution and operations. We make significant investments in both new product development and existing product enhancement, such as mobile point-of-sale and cloud enablement for our software partners’ existing systems. New product features and functionality are brought to market through varied distribution and promotional activities including collaborative efforts with industry leading software providers, trade shows, and customer conferences. Further, we will continue to invest in operational support in order to maintain service levels expected by our merchant customers. We believe these investments in product development and software integrations will lead to long-term growth and profitability. For example, in the second quarter of 2020, we released numerous new products and enhancements to help our merchants adapt to the rapidly changing commerce environment. These included numerous delivery/takeout products, contactless payment methods and QR code based mobile payment technologies.

Pursuit of strategic acquisitions. From time to time, we may pursue acquisitions as part of our ongoing growth strategy. While these acquisitions are intended to add long-term value, in the short term they may add redundant operating expenses or additional carrying costs until the underlying value is unlocked.

Economic conditions and resulting consumer spending trends. Changes in macro-level consumer spending trends, including as a result of the COVID-19 pandemic, could affect the amount of volumes processed on our platform, thus resulting in fluctuations to our revenue streams. Further, consumer spending habits are subject to seasonal fluctuations that could cause varied revenue results across the quarters.

Key financial definitions

The following briefly describes the components of revenue and expenses as presented in the accompanying unaudited condensed consolidated statements of operations.

Gross revenue consists primarily of payment-based revenue and subscriptions and other revenues:

Payment-based revenue includes fees for payment processing services, gateway services, data encryption and tokenization. Payment processing fees are primarily driven as a percentage of payment volume and a per transaction fee. They may also be based on minimum monthly usage fees.

Subscription and other revenues include software as a service, or SaaS, fees for point-of-sale systems provided to merchants. Point-of-sale SaaS fees are assessed based on the type and quantity of point-of-sale systems deployed to the merchant. This includes monthly minimums, statement fees, fees for our proprietary business intelligence software, annual fees, regulatory compliance fees and other miscellaneous services such as help desk support and warranties on equipment. This also includes revenue derived from third party residuals, automated teller machine services, and fees charged for technology support.

Cost of sales consists of interchange and processing fees, residual commissions, equipment and other costs of sales:

Interchange and processing fees represent payments to card issuing banks and assessments paid to card associations based on transaction processing volume. These also include fees incurred by third-parties for data transmission and settlement of funds, such as processors and sponsor banks.

Residual commissions represent monthly payments to software partners. These costs are typically based on a percentage of payment-based revenue.

Equipment represents our costs of devices that are purchased by the merchant.

Other costs of sales includes amortization of capitalized software development costs, capitalized software, acquired technology and capitalized customer acquisition costs. It also includes incentives, shipping and handling costs related to the delivery of devices and other contract fulfillment costs. Capitalized software development costs are amortized using the straight-lined method on a product-by-product basis over the estimated useful life of the software. Capitalized software, acquired technology and capitalized acquisition costs are amortized on a straight-line basis in accordance with our accounting policies.

General and administrative expenses consist primarily of compensation, benefits and other expenses associated with corporate management, finance, human resources, shared services, information technology and other activities. General and administrative expenses also include the cost of equipment deployed that does not have a corresponding revenue stream, such as demonstration equipment and certain customer upgrades.

Depreciation and amortization expense consists of depreciation and amortization expenses related to merchant relationships, trademarks and trade names, residual commission buyouts, equipment, leasehold improvements, and other intangible assets and property, plant and equipment. We depreciate and amortize our assets on a straight-line basis in accordance with our accounting policies. Leasehold improvements are depreciated over the lesser of the estimated life of the leasehold improvement or the remaining lease term. Maintenance and repairs, which do not extend the useful life of the respective assets, are charged to expense as incurred. Intangible assets are amortized on a straight-line basis over their estimated useful lives which range from two years to 15 years.

Professional fees consists of costs incurred for accounting, tax, legal, and consulting services.

Advertising and marketing expenses relate to costs incurred to participate in industry tradeshows and dealer conferences, advertising initiatives to build brand awareness, and expenses to fulfill loyalty program rewards earned by software partners.

Restructuring expenses relate to strategic initiatives we have taken that include, but are not limited to, severance or separation costs and other exit and disposal costs. These expenses are typically not reflective of our ongoing operations.

Other operating (income) expense, net consists of other operating items.

Loss on extinguishment of debt represents a loss recorded for the unamortized capitalized financing costs associated with the debt prepayment.

Other income, net primarily consists of other non-operating items.

Interest expense consists of interest costs incurred on our borrowings and amortization of capitalized financing costs.

Income tax benefit (provision) represents federal, state and local taxes based on income in multiple domestic jurisdictions.

Net loss attributable to noncontrolling interests arises from net loss from the non-owned portion of businesses where we have a controlling interest but less than 100% ownership. This represents the noncontrolling interests in Shift4 Payments, LLC and its consolidated subsidiaries, which is comprised of the income allocated to Continuing LLC Owners as a result of their proportional ownership of LLC interests.

Comparison of results for the three months ended June 30, 2020 and 2019

The following table sets forth the unaudited condensed consolidated statements of operations for the periods presented.

	Three months ended June 30,
(in millions)	2020	2019	$ change	% change
Payments-based revenue	$121.2	$159.5	$(38.3)	(24.0%)
Subscription and other revenues	20.6	21.0	(0.4)	(1.9%)
Total gross revenue	141.8	180.5	(38.7)	(21.4%)
Less: network fees	74.4	105.2	(30.8)	(29.3%)
Less: Other costs of sales	35.1	31.7	3.4	10.7%
Gross profit	32.3	43.6	(11.3)	(25.9%)
General and administrative expenses	89.2	26.1	63.1	241.8%
Depreciation and amortization expense	10.4	9.8	0.6	6.1%
Professional fees	1.2	2.0	(0.8)	(40.0%)
Advertising and marketing expenses	0.8	1.4	(0.6)	(42.9%)
Restructuring expenses	0.1	0.1	—	(—%)
Other operating (income) expense, net	(12.4)	—	(12.4)	NM
Total operating expenses	89.3	39.4	49.9	126.6%
(Loss) income from operations	(57.0)	4.2	(61.2)	NM
Loss on extinguishment of debt	(7.1)	—	(7.1)	NM
Other income, net	0.2	0.7	(0.5)	(71.4%)
Interest expense	(11.7)	(12.7)	1.0	(7.9%)
Loss before income taxes	(75.6)	(7.8)	(67.8)	NM
Income tax benefit (provision)	0.6	(0.4)	1.0	(250.0%)
Net loss	(75.0)	$(8.2)	$(66.8)	NM
Net loss attributable to noncontrolling interests	(1.0)
Net loss attributable to Shift4 Payments, Inc.	$(74.0)

Gross Revenue

Gross revenue was $141.8 million for the three months ended June 30, 2020, compared to $180.5 million for the three months ended June 30, 2019, a decrease of $38.7 million or 21.4%. Gross revenue is comprised of payments-based revenue and subscription and other revenues.

Payments-based revenue was $121.2 million for the three months ended June 30, 2020, compared to $159.5 million for the three months ended June 30, 2019, a decrease of $38.3 million or 24.0%. The decrease in payments-based revenue is primarily driven by a decrease in end-to-end payment volume of $1.3 billion, or 22.9% for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The COVID-19 pandemic impacted our end-to-end payment volumes beginning mid-March when shelter-in-place, social distancing, the closing of non-essential businesses and other restrictive measures were first put in place across the United States. Since mid-March, we have seen a significant recovery in our end-to-end payment volumes and, for the trailing seven days leading up to June 30, 2020, end-to-end payment volumes are approximately 90% of pre-COVID-volumes in 2020.

Subscription and other revenues were $20.6 million for the three months ended June 30, 2020, compared to $21.0 million for the three months ended June 30, 2019, a decrease of $0.4 million or 1.9%. The decrease was driven primarily by a decline in hardware revenue and software license sales of $1.6 million, a decline in customer billing revenue due to temporary fee waivers on certain products from March 2020 through June 2020 of $1.9 million as a result of the COVID-19 pandemic, and a decline of $0.4 million related to third-party residual revenue, partially offset by the Merchant Link Acquisition, which contributed $3.7 million in the three months ended June 30, 2020.

Network Fees

Network fees were $74.4 million for the three months ended June 30, 2020, compared to $105.2 million for the three months ended June 30, 2019, a decrease of $30.8 million or 29.3%. This decrease is correlated with the decrease in end-to-end payment volume as described above.

Gross revenue less network fees was $67.4 million for the three months ended June 30, 2020, compared to $75.3 million for the three months ended June 30, 2019, a decrease of $7.9 million or 10.5%. The decrease in gross revenue less network fees is correlated with the decrease in end-to-end payment volume. See “—Key performance indicators and non-GAAP measures” for a reconciliation of gross profit to gross revenue less network fees.

Other costs of sales

Other costs of sales was $35.1 million for the three months ended June 30, 2020, compared to $31.7 million for the three months ended June 30, 2019, an increase of $3.4 million, or 10.7%. This increase was primarily a result of:

•	an increase in equipment deployed for new contracts of $1.7 million;
•	the Merchant Link Acquisition, which contributed $1.6 million to other costs of sales for the three months ended June 30, 2020;
•	higher capitalized acquisition cost amortization of $1.2 million related to deal bonuses; partially offset by
•	a decline in gross revenue less network fees driving lower residual commissions of $1.4 million.

Operating expenses

General and administrative expenses. General and administrative expenses were $89.2 million for the three months ended June 30, 2020, compared to $26.1 million for the three months ended June 30, 2019, an increase of $63.1 million or 241.8%. The increase was primarily due to equity-based compensation expense of $50.0 million and $11.0 million in change of control liabilities recognized as a result of the IPO. See Note 21 to our accompanying unaudited consolidated financial statements for more information on equity-based compensation and Note 12 to our accompanying unaudited consolidated financial statements for more information on the contingent liabilities. In addition, general and administrative expenses increased $5.6 million in 2020 due to the Merchant Link Acquisition.

Depreciation and amortization expense. Depreciation and amortization expense was $10.4 million for the three months ended June 30, 2020, compared to $9.8 million for the three months ended June 30, 2019, an increase of $0.6 million or 6.1%. The increase was primarily due to the Merchant Link Acquisition, which contributed $0.6 million to depreciation and amortization expense in the three months ended June 30, 2020.

Professional fees. Professional fees were $1.2 million for the three months ended June 30, 2020, compared to $2.0 million for the three months ended June 30, 2019, a decrease of $0.8 million or 40.0%. The decrease was primarily due to higher professional fees incurred in 2019 resulting from nonrecurring costs associated with activities to prepare for our IPO.

Advertising and marketing. Advertising and marketing expenses were $0.8 million for the three months ended June 30, 2020, compared to $1.4 million for the three months ended June 30, 2019, a decrease of $0.6 million or 42.9%. The decrease was primarily due to postponing trade shows originally scheduled during the second quarter of 2020 as a result of the COVID-19 pandemic.

Restructuring expenses. Restructuring expenses were $0.1 million for both the three months ended June 30, 2020 and 2019. The restructuring expenses represent accretion on the one-time restructuring expenses incurred in 2018 for a historical acquisition. See Note 4 to our accompanying unaudited condensed consolidated financial statements for more information on restructuring expenses.

Other operating (income) expense, net

Other operating (income) expense, net includes the impact of modifying the terms and conditions of our SaaS arrangements and updating our operational procedures. As a result, beginning June 30, 2020, hardware provided under our SaaS agreements is accounted for as an operating lease, whereas prior to June 30, 2020, these arrangements were accounted for as sales-type leases. An adjustment of $12.4 million was recorded to reflect the impact of the lease modifications. Prior to amending the terms, the sales-type lease accounting treatment impacted net income negatively by $4.0 million and $3.3 million for the three months ended June 30, 2020 and 2019, respectively.

Loss on extinguishment of debt

In connection with the pre-payment of $59.8 million on the First Lien Term Loan Facility and the full repayment of $130.0 million on the Second Lien Term Loan Facility, we incurred a non-cash loss on extinguishment of debt of $7.1 million representing the unamortized capitalized financing costs associated with the debt prepayment. See Note 10 to our accompanying unaudited condensed consolidated financial statements for more information on the loss on extinguishment of debt.

Other income, net

Other income, net was $0.2 million for the three months ended June 30, 2020, compared to $0.7 million for the three months ended June 30, 2019, a decrease of $0.5 million or 71.4%. The decrease is driven by unearned contingent liabilities associated with our residual commission buyout agreements.

Interest expense

Interest expense was $11.7 million for the three months ended June 30, 2020, compared to $12.7 million for the three months ended June 30, 2019, a decrease of $1.0 million or 7.9%. This decrease in interest expense was primarily due to the pre-payments for the First Lien and Second Lien Term Loan Facilities, as well as the repayment of the Revolving Credit Facility, in June 2020, which impacted interest expense by approximately $1.2 million, partially offset by additional borrowings under the First Lien Term Loan Facility from refinancing our outstanding indebtedness in October 2019 and additional borrowings under the Revolving Credit Facility during 2020 prior to the pre-payments.

Income tax provision

The effective tax rate for the three months ended June 30, 2020 was (0.8)%, compared to the effective tax rate for the three months ended June 30, 2019 of 5.1%. The 2020 income tax benefit was different than the U.S. federal statutory income tax rate of 21% primarily due to the loss allocated to the noncontrolling interest, changes in the valuation allowances in the United States and recording a tax benefit of $0.6 million for a net operating loss carryback at Shift4 Corporation which was allowed due to the CARES Act. The 2019 income tax expense was different than the U.S. federal statutory income tax rate of 21% primarily due to Shift4 Payments, LLC being treated as a partnership and not paying income tax. The change in the effective tax rate between the periods was primarily a result of a mix of earnings between entities, the 2020 net operating loss carryback due to the CARES Act and the change in the noncontrolling interest and valuation allowance adjustment.

Net loss attributable to noncontrolling interests

Net loss attributable to noncontrolling interests of Shift4 Payments, LLC was $(1.0) million for the three months ended June 30, 2020. There was no net loss attributable to noncontrolling interests of Shift4 Payments, LLC for the three months ended June 30, 2019 as the Reorganization Transactions occurred on June 4,2020 and the IPO was consummated on June 9, 2020.

Net loss attributable to Shift4 Payments, Inc.

Net loss attributable to Shift4 Payments, Inc. was $(74.0) million for the three months ended June 30, 2020.

Comparison of results for the six months ended June 30, 2020 and 2019

The following table sets forth the consolidated statements of operations for the periods presented.

	Six months ended June 30,
(in millions)	2020	2019	$ change	% change
Payments-based revenue	$297.6	$293.5	$4.1	1.4%
Subscription and other revenues	43.6	42.0	1.6	3.8%
Total gross revenue	341.2	335.5	5.7	1.7%
Less: network fees	194.7	193.9	0.8	0.4%
Less: Other costs of sales	69.7	59.4	10.3	17.3%
Gross profit	76.8	82.2	(5.4)	(6.6%)
General and administrative expenses	111.5	52.6	58.9	112.0%
Depreciation and amortization expense	20.9	19.6	1.3	6.6%
Professional fees	2.9	3.8	(0.9)	(23.7%)
Advertising and marketing expenses	2.1	2.8	(0.7)	(25.0%)
Restructuring expenses	0.3	0.3	—	(—%)
Other operating (income) expense, net	(12.4)	—	(12.4)	(NM
Total operating expenses	125.3	79.1	58.6	74.1%
(Loss) income from operations	(48.5)	3.1	(64.0)	NM
Loss on extinguishment of debt	(7.1)	—	(7.1)	NM
Other income, net	0.1	0.9	(0.8)	(88.9%)
Interest expense	(25.0)	(25.2)	0.2	(0.8%)
Loss before income taxes	(80.5)	(21.2)	(71.7)	338.2%
Income tax benefit (provision)	0.3	(0.5)	0.8	(160.0%)
Net loss	(80.2)	$(21.7)	$(70.9)	326.7%
Net loss attributable to noncontrolling interests	(1.0)
Net loss attributable to Shift4 Payments, Inc.	$(79.2)

Gross Revenue

Gross revenue was $341.2 million for the six months ended June 30, 2020, compared to $335.5 million for the six months ended June 30, 2019, an increase of $5.7 million or 1.7%. Gross revenue is comprised of payments-based revenue and subscription and other revenues.

Payments-based revenue was $297.6 million for the six months ended June 30, 2020, compared to $293.5 million for the six months ended June 30, 2019, an increase of $4.1 million or 1.4%. The increase in payments-based revenue was driven by an increase in end-to-end payment volume of $0.2 billion or 2.0%, for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The COVID-19 pandemic impacted our end-to-end payment volumes beginning mid-March when shelter-in-place, social distancing, the closing of non-essential businesses and other restrictive measures were first put in place across the United States. Since mid-March, we have seen a significant recovery in our end-to-end payment volumes and, for the trailing seven days leading up to June 30, 2020, end-to-end payment volumes are approximately 90% of pre-COVID-volumes in 2020.

Subscription and other revenues were $43.6 million for the six months ended June 30, 2020, compared to $42.0 million for the six months ended June 30, 2019, an increase of $1.6 million or 3.8%. The increase was driven by the Merchant Link Acquisition, which contributed $7.3 million in the six months ended June 30, 2020, offset by a decline in customer billing revenue due to temporary fee waivers on certain products from March 2020 through June 2020 of $1.9 million as a result of the COVID-19 pandemic, as well as a decline in hardware revenue and software license sales of $2.3 million, for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.

Network Fees

Network fees were $194.7 million for the six months ended June 30, 2020, compared to $193.9 million for the six months ended June 30, 2019, an increase of $0.8 million or 0.4%. This increase is correlated with the increase in end-to-end payment volume as described above.

Gross revenue less network fees was $146.5 million for the six months ended June 30, 2020, compared to $141.6 million for the six months ended June 30, 2019, an increase of $4.9 million or 3.5%. The increase in gross revenue less network fees is correlated with the increase in end-to-end payment volume. See “—Key performance indicators and non-GAAP measures” for a reconciliation of gross profit to gross revenue less network fees.

Other costs of sales

Other costs of sales was $69.7 million for the six months ended June 30, 2020, compared to $59.4 million for the six months ended June 30, 2019, an increase of $10.3 million, or 17.3%. This increase was primarily a result of:

•	the Merchant Link Acquisition, which contributed $3.2 million to other costs of sales for the six months ended June 30, 2020;
•	higher capitalized acquisition cost amortization of $2.4 million related to deal bonuses;
•	an increase in equipment deployed for new contracts of $3.1 million;
•	higher capitalized software development amortization of $0.9 million; and
•	higher gross revenue less network fees driving higher residual commissions of $0.4 million.

Operating expenses

General and administrative expenses. General and administrative expenses were $111.5 million for the six months ended June 30, 2020, compared to $52.6 million for the six months ended June 30, 2019, an increase of $58.9 million or 112.0%. The increase was primarily due to equity-based compensation expense of $50.0 million and $11.0 million in change of control liabilities recognized as a result of the IPO, offset by $13.8 million in non-cash adjustments for contingent liability valuations and deferred compensation arrangements. See Note 21 to our accompanying unaudited consolidated financial statements for more information on equity-based compensation and Note 12 to our accompanying unaudited condensed consolidated financial statements for more information on these contingent liabilities. In addition, general and administrative expenses increased $13.3 million in 2020 due to the Merchant Link Acquisition.

Depreciation and amortization expense. Depreciation and amortization expense was $20.9 million for the six months ended June 30, 2020, compared to $19.6 million for the six months ended June 30, 2019, an increase of $1.3 million or 6.6%. The increase was primarily due to the Merchant Link Acquisition, which contributed $1.1 million to depreciation and amortization expense in the six months ended June 30, 2020.

Professional fees. Professional fees were $2.9 million for the six months ended June 30, 2020, compared to $3.8 million for the six months ended June 30, 2019, a decrease of $0.9 million or 23.7%. The decrease was primarily due to higher professional fees incurred in 2019 resulting from nonrecurring costs associated with activities to prepare for our IPO.

Advertising and marketing. Advertising and marketing expenses were $2.1 million for the six months ended June 30, 2020, compared to $2.8 million for the six months ended June 30, 2019, a decrease of $0.7 million or 25.0%. The decrease was primarily due to postponing trade shows originally scheduled during the second quarter of 2020 as a result of the COVID-19 pandemic.

Restructuring expenses. Restructuring expenses were $0.3 million for both the six months ended June 30, 2020 and 2019. Restructuring expenses represent accretion on the one-time restructuring expenses incurred in 2018 for a historical acquisition. See Note 4 to our accompanying unaudited condensed consolidated financial statements for more information on restructuring expenses.

Other operating (income) expense, net

Other operating (income) expense, net includes the impact of modifying the terms and conditions of our SaaS arrangements and updating our operational procedures. As a result, beginning June 30, 2020, hardware provided under our SaaS agreements is accounted for as an operating lease, whereas prior to June 30, 2020, these arrangements were accounted for as sales-type leases. An adjustment of $12.4 million was recorded to reflect the impact of the lease modifications. Prior to amending the terms, the sales-type lease accounting treatment impacted net income negatively by $8.6 million and $6.3 million for the six months ended June 30, 2020 and 2019, respectively.

Loss on extinguishment of debt

In connection with the pre-payment of $59.8 million on the First Lien Term Loan Facility and the full repayment of $130.0 million on the Second Lien Term Loan Facility, we incurred a non-cash loss on extinguishment of debt of $7.1 million representing the unamortized capitalized financing costs associated with the prepaid debt. See Note 10 to our accompanying unaudited condensed consolidated financial statements for more information.

Other income, net

Other income, net was $0.1 million for the six months ended June 30, 2020, compared to $0.9 million for the six months ended June 30, 2019, a decrease of $0.8 million or 88.9%. The decrease is driven by unearned contingent liabilities associated with our residual commission buyout agreements.

Interest expense

Interest expense was $25.0 million for the six months ended June 30, 2020, compared to $25.2 million for the six months ended June 30, 2020, a decrease of $0.2 million or 0.8%. This decrease in interest expense was primarily due to the pre-payments for the First Lien and Second Lien Term Loan Facilities, as well as the repayment of the Revolving Credit Facility, in June 2020, which impacted interest expense by approximately $1.2 million, partially offset by additional borrowings under the First Lien Term Loan Facility from refinancing of our outstanding indebtedness in October 2019 and additional borrowings under the Revolving Credit Facility during 2020 prior to the pre-payments.

Income tax provision

The effective tax rate for the six months ended June 30, 2020 was (0.4)%, compared to the effective tax rate for the six months ended June 30, 2019 of 2.4%. The 2020 income tax benefit was different than the U.S. federal statutory income tax rate of 21% primarily due to the loss allocated to the noncontrolling interest, changes in the valuation allowances in the United States and recording a tax benefit of $0.6 million for a net operating loss carryback at Shift4 Corporation which was allowed due to the CARES Act. The 2019 income tax expense was different than the U.S. federal statutory income tax rate of 21% primarily due to Shift4 Payments, LLC being treated as a partnership and not paying income tax. The change in the effective tax rate between the periods was primarily a result of a mix of earnings between entities, the 2020 net operating loss carryback due to the CARES Act and the change in the noncontrolling interest and valuation allowance adjustment.

Net loss attributable to noncontrolling interests

Net loss attributable to noncontrolling interests of Shift4 Payments, LLC was $(1.0) million for the six months ended June 30, 2020. There was no net loss attributable to noncontrolling interests of Shift4 Payments, LLC for the six months ended June 30, 2019 as the Reorganization Transactions occurred on June 4, 2020 and the IPO was consummated on June 9, 2020.

Net loss attributable to Shift4 Payments, Inc.

Net loss attributable to Shift4 Payments, Inc. was $(79.2) million for the six months ended June 30, 2020.

Key performance indicators and non-GAAP measures

The following table sets forth our key performance indicators and non-GAAP measures for the periods presented.

	Three months ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
End-to-end payment volume	$4,240.0	$5,501.6	$10,386.1	$10,163.2
Gross revenue less network fees	67.4	75.3	146.5	141.6
EBITDA	(45.8)	20.2	(19.7)	34.2
Adjusted EBITDA	14.8	24.0	32.3	44.6

End-to-end payment volume

End-to-end payment volume is defined as the total dollar amount of card payments that we authorize and settle on behalf of our merchants. This volume does not include volume processed through our gateway-only merchants.

Gross revenue less network fees, EBITDA and adjusted EBITDA

We use supplemental measures of our performance which are derived from our consolidated financial information but which are not presented in our consolidated financial statements prepared in accordance with GAAP. These non-GAAP financial measures include: gross revenue less network fees, which includes interchange and assessment fees; earnings before interest expense, income taxes, depreciation, and amortization, or EBITDA; and adjusted EBITDA. Gross revenue less network fees represents a key performance metric that management uses to measure changes in the mix and value derived from our customer base as we continue to execute our strategy to expand our reach to serve larger, complex merchants. Adjusted EBITDA is the primary financial performance measure used by management to evaluate its business and monitor results of operations. Adjusted EBITDA represents EBITDA further adjusted for certain non-cash and other non-recurring items that management believes are not indicative of ongoing operations. These adjustments include acquisition, restructuring and integration costs, equity-based compensation expense, management fees and other nonrecurring items.

We use non-GAAP financial measures to supplement financial information presented on a GAAP basis. We believe that excluding certain items from our GAAP results allows management to better understand our consolidated financial performance from period to period and better project our future consolidated financial performance as forecasts are developed at a level of detail different from that used to prepare GAAP-based financial measures. Moreover, we believe these non-GAAP financial measures provide our stakeholders with useful information to help them evaluate our operating results by facilitating an enhanced understanding of our operating performance and enabling them to make more meaningful period to period comparisons. There are limitations to the use of the non-GAAP financial measures presented in this report. Our non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.

The non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for net income (loss) prepared in accordance with GAAP, and should be read only in conjunction with financial information presented on a GAAP basis. Reconciliations of EBITDA and adjusted EBITDA to its most directly comparable GAAP financial measure are presented below. We encourage you to review the reconciliations in conjunction with the presentation of the non-GAAP financial measures for each of the periods presented. In future fiscal periods, we may exclude such items and may incur income and expenses similar to these excluded items.

Reconciliations of gross revenue less network fees, EBITDA and adjusted EBITDA

The tables below provide reconciliations of gross profit to gross revenue less network fees and net loss on a consolidated basis for the periods presented to EBITDA and adjusted EBITDA.

Gross revenue less network fees:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Gross profit	$32.3	$43.6	$76.8	$82.2
Add back: Other costs of sales	35.1	31.7	69.7	59.4
Gross revenue less network fees	$67.4	$75.3	$146.5	$141.6

EBITDA and adjusted EBITDA:

	Three months ended June 30,		Six months ended June 30,
(in millions)	2020	2019	2020	2019
Net loss	$(75.0)	$(8.2)	(80.2)	(21.7)
Interest expense	11.7	12.7	25.0	25.2
Income tax (benefit) provision	(0.6)	0.4	(0.3)	0.5
Depreciation and amortization expense	18.1	15.3	35.8	30.2
EBITDA	(45.8)	20.2	(19.7)	34.2
Acquisition, restructuring and integration costs (a)	12.9	4.2	3.1	10.9
Equity-based compensation (b)	50.0	—	50.0	—
Impact of lease modifications (c)	(12.4)	—	(12.4)	—
Management fees (d)	0.3	0.5	0.8	1.0
Other nonrecurring items (e)	9.8	(0.9)	10.5	(1.5)
Adjusted EBITDA	$14.8	$24.0	32.3	$44.6

(a)

For the three months ended June 30, 2020, consists primarily of change of control liabilities as a result of the IPO of $11.0 million and fair value adjustments to contingent liabilities of $1.5 million. For the six months ended June 30, 2020, consists primarily of change of control liabilities as a result of the IPO of $11.0 million offset by fair value adjustments to contingent liabilities of $(7.0) million and deferred compensation arrangements of $(2.1) million. For the three and six months ended June 30, 2019, consists primarily of fair value adjustments to contingent liabilities of $2.7 million and $6.8 million, respectively, deferred compensation arrangements of $0.3 million and $1.5 million, respectively, and one-time professional fees of $0.1 million and $0.8 million, respectively. See Notes 4 and 12 to the accompanying unaudited condensed consolidated financial statements for more information on the restructuring expenses and contingent liability adjustments, respectively.

(b)

Represents the equity-based compensation expense for restricted stock units that vest over time and are not subject to continued service, as well as the restricted stock units that vest ratably over time and are subject to continued employment. See Note 21 to our accompanying unaudited consolidated financial statements for more information on equity-based compensation.

(c)

Effective June 30, 2020, we modified the terms and conditions of our SaaS arrangements and updated operational procedures. As a result, beginning June 30, 2020, hardware provided under our SaaS agreements is accounted for as an operating lease, whereas prior to June 30, 2020, these arrangements were accounted for as sales-type leases. This adjustment represents the one-time cumulative impact of modifying the contracts effective June 30, 2020. Prior to amending the terms, the sales-type lease accounting treatment impacted EBITDA and adjusted EBITDA negatively by $4.0 million and $8.6 million for the three and six months ended June 30, 2020, respectively, and $3.3 million and $6.3 million for the three and six months ended June 30, 2019, respectively.

(d)

Represents fees to the Continuing Equity Owners for consulting and managing services through the date of the IPO. These fees are not required to be paid subsequent to the IPO. See Note 15 to the accompanying unaudited condensed consolidated financial statements for more information about these related party transactions.

(e)

For the three and six months ended June 30, 2020, primarily consists of a $7.1 million loss on extinguishment of debt associated with the debt pre-payments and $1.6 million for temporary fee waivers given on certain products from March 2020 through June 2020 as a result of COVID-19. See Note 10 to the accompanying unaudited condensed consolidated financial statements for more information on the loss on extinguishment of debt.

Liquidity and capital resources

Overview

We have historically sourced our liquidity requirements primarily with cash flow from operations and, when needed, with borrowings under our Credit Facilities. The principal uses for liquidity have been debt service, capital expenditures (including research and development) and funds required to finance acquisitions. Given the impact the COVID-19 pandemic has had on the restaurant and hospitality industries, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure we can continue to operate during these uncertain times.

The following table sets forth summary cash flow information for the periods presented.

	Six months ended June 30,
(in millions)	2020	2019
Net cash provided by operating activities	$6.7	$22.9
Net cash used in investing activities	(16.7)	(17.9)
Net cash provided by (used in) financing activities	250.3	(4.6)
Change in cash	$240.3	0.4

Operating activities

Net cash provided by operating activities consists of net loss adjusted for certain non-cash items and changes in other assets and liabilities.

For the six months ended June 30, 2020, cash provided by operating activities of $6.7 million is primarily a result of:

•

net loss of $(80.2) million adjusted for non-cash expenses, including equity-based compensation of $50.0 million, depreciation and amortization of $35.8 million, cumulative impact of modifying our lease contracts of $(12.4) million, loss on extinguishment of debt of $7.1 million, revaluation of contingent liabilities of $(7.0) million, provision for bad debts of $5.4 million and amortization of capitalized financing costs of $2.1 million; plus,
•

changes in operating assets and liabilities of $6.0 million, which is primarily a result of change of control liabilities established at the time of the IPO of $11.0 million, offset by working capital fluctuations.

For the six months ended June 30, 2019, cash provided by operating activities of $22.9 million is primarily a result of:

•

net loss of $(21.7) million adjusted for non-cash expenses, including depreciation and amortization of $30.2 million, revaluation of contingent liabilities of $6.8 million, provision for bad debts of $2.5 million and amortization of capitalized financing costs of $1.9 million; plus,

•

changes in operating assets and liabilities of $3.5 million, which is a result of working capital fluctuations, primarily due to the deferred tenant improvement allowance received for leasehold improvements made to our Las Vegas office.

Investing activities

Net cash used in investing activities includes purchases of future commission streams of our software partners, purchases of property and equipment, capitalized software development costs and upfront processing bonuses provided to software partners.

Net cash used in investing activities was $16.7 million for the six months ended June 30, 2020, a decrease of $1.2 million compared to net cash used in investing activities of $17.9 million for the six months ended June 30, 2019. This decrease is primarily the result of:

•	a decrease of $4.8 million in acquisition of property, plant and equipment driven by leasehold improvements made in 2019 to our Las Vegas office; partially offset by,
•

an increase of $2.9 million in capitalized software development costs driven by development for additional new products and enhancements and timing of when technological feasibility is established; and,

•	an increase in costs to obtain contracts of $1.0 million due to growth in merchants that subscribe to our end-to-end payments platform.

Financing activities

Net cash provided by financing activities was $250.3 million for the six months ended June 30, 2020, an increase of $254.9 million, compared to net cash used in financing activities of $4.6 million for the six months ended June 30, 2019. This increase was primarily due to the IPO and concurrent private placement net proceeds of approximately $465.7 million after deducting underwriting discounts, commissions and offering costs paid in 2020, offset by the partial repayment of the First Lien Term Loan Facility and full repayment of our Second Lien Term Loan Facility, totaling $189.8 million.

Credit Facilities

As of June 30, 2020, we had $450.0 million outstanding under the First Lien Term Loan Facility. Both the Second Lien Term Loan Facility and the Revolving Credit Facility were paid in full using the proceeds from the IPO and concurrent private placement. The Revolving Credit Facility has a borrowing capacity of $89.5 million, net of a $0.5 million letter of credit. As of June 30, 2020, we had no outstanding borrowings under the Revolving Credit Facility.

Contractual obligations

The only significant changes in contractual obligations since December 31, 2019, as disclosed in the Prospectus, result from payments during the six months ended June 30, 2020 on our Credit Facilities and Revolving Credit Facility. See Note 10 in the notes to the accompanying unaudited condensed consolidated financial statements for further information about our debt financings. The table below reflects obligations based on the amounts outstanding at June 30, 2020.

	Payments due by period
(in millions)	Total	2020 (remaining six months)	2021 and 2022	2023 and 2024
Long-term debt	$450.0	$—	$—	$450.0
Interest on long-term debt (1)	111.0	12.7	50.2	48.1
Other financing arrangements	2.6	1.4	1.2	—
Total	$563.6	$14.1	$51.4	$498.1

(1)	Assumes interest payment through stated maturity. Payments herein are subject to change, as payments for variable rate debt have been estimated.

Off-balance sheet arrangements

During the periods presented, we did not engage in any off-balance sheet financing activities other than those reflected in the notes to the accompanying unaudited condensed consolidated financial statements.

Critical accounting policies

Our discussion and analysis of our historical financial condition and results of operations for the periods described is based on our audited consolidated financial statements, and our unaudited interim condensed consolidated financial statements, each of which have been prepared in accordance with U.S. GAAP. The preparation of these historical financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments in certain circumstances that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. We evaluate our assumptions and estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Additionally, the full impact of the COVID-19 pandemic is unknown and cannot be reasonably estimated. However, we have made accounting estimates for our allowance for doubtful accounts, valuation of our contingent liabilities, other intangible assets and goodwill based on the facts and circumstances available as of the reporting date. Actual results may differ from these estimates under different assumptions or conditions.

We have provided a summary of our significant accounting policies in Note 1 to our accompanying unaudited condensed consolidated financial statements. The following critical accounting discussion pertains to accounting policies management believes are most critical to the portrayal of our historical financial condition and results of operations and that require significant, difficult, subjective or complex judgments. Other companies in similar businesses may use different estimation policies and methodologies, which may impact the comparability of our financial condition, results of operations and cash flows to those of other companies.

Revenue recognition

Application of the accounting principles in U.S. GAAP related to the measurement and recognition of revenue requires us to make judgments and estimates. Complex arrangements with nonstandard terms and conditions may require significant contract interpretation to determine the appropriate accounting. Specifically, the determination of whether we are a principal to a transaction or an agent can require considerable judgment. We have concluded that we are the principal in our payment processing arrangements as we control the service on our payments platform, which is transformative in nature and allows for front-end and back-end risk mitigation, merchant portability, third party software integrations, and enhanced reporting functionality. We also contract directly with our merchants and have complete pricing latitude on the processing fees charged to our merchants. As such, we bear the credit risk for network fees and transactions charged back to the merchant. In addition, our SaaS arrangements include multiple performance obligations with differing patterns of revenue recognition. For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price, which is based on the fair value of each product and service. Changes in judgments with respect to these assumptions and estimates could impact the amount of revenue recognized.

Business combinations

Upon acquisition of a company, we determine if the transaction is a business combination, which is accounted for using the acquisition method of accounting. Under the acquisition method, once control is obtained of a business, the assets acquired, and liabilities assumed, including amounts attributed to noncontrolling interests, are recorded at fair value. We use our best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. One of the most significant estimates relates to the determination of the fair value of these assets and liabilities. The determination of the fair values is based on estimates and judgments made by management. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable. Measurement period adjustments are reflected at the time identified, up through the conclusion of the measurement period, which is the time at which all information for determination of the values of assets acquired and liabilities assumed is received, and is not to exceed one year from the acquisition date. We may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill.

Additionally, uncertain tax positions and tax-related valuation allowances are initially recorded in connection with a business combination as of the acquisition date. We continue to collect information and reevaluate these estimates and assumptions periodically and record any adjustments to preliminary estimates to goodwill, provided we are within the measurement period. If outside of the measurement period, any subsequent adjustments are recorded to the consolidated statement of operations.

Goodwill and intangible assets

We perform a goodwill impairment test annually at October 1 and whenever events or circumstances make it more likely than not that impairment may have occurred. We have determined that our business comprises one reporting unit. We have the option to first assess qualitative factors to determine whether events or circumstances indicate it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, in which case a quantitative impairment test is not required.

Intangible assets with finite lives are amortized over their estimated useful life on a straight-line basis. We monitor conditions related to these assets to determine whether events and circumstances warrant a revision to the remaining amortization or depreciation period. We test these assets for potential impairment whenever our management concludes events or changes in circumstances indicate that the carrying amount may not be recoverable. The original estimate of an asset’s useful life and the impact of an event or circumstance on either an asset’s useful life or carrying value involve significant judgment regarding estimates of the future cash flows associated with each asset.

Income taxes

Shift4 Payments, LLC is considered a flow-through entity for U.S. federal and most applicable state and local income tax purposes. As a flow-through entity, taxable income or loss from Shift4 Payments, LLC is passed through to and included in the taxable income of its members.

Following the Reorganization Transactions and the consummation of the IPO, Shift4 Payments, LLC continues to be treated as a pass-through entity. Shift4 Payments, Inc. is subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of Shift4 Payments, LLC and will be taxed at the prevailing corporate tax rates.

We entered into a TRA with Shift4 Payments, LLC, each of the Continuing Equity Owners and each of the Blocker Shareholders that will provide for the payment by Shift4 Payments, Inc. to the Continuing Equity Owners of 85% of the amount of certain tax benefits, if any, that Shift4 Payments Inc. actually realizes or in some circumstances is deemed to realize in its tax reporting, as a result of (1) the increases in our share of the tax basis of assets of Shift4 Payments, LLC resulting from any redemptions of LLC interests from the Continuing Equity Owners, (2) our utilization of certain tax attributes of the Blocker Companies and (3) certain other tax benefits related to making our payments under the TRA.

In addition to tax expenses, we will also make payments under the TRA, which we expect to be significant. We will account for the income tax effects and corresponding TRA’s effects resulting from future taxable purchases or redemptions of LLC Interests of the Continuing LLC Owners by us or Shift4 Payments, LLC or the Blocker Shareholders by recognizing an increase in our deferred tax assets, based on enacted tax rates at the date of the purchase or redemption. Further, we will evaluate the likelihood that we will realize the benefit represented by the deferred tax asset and, to the extent that we estimate that it is more likely than not that we will not realize the benefit, we will reduce the carrying amount of the deferred tax asset with a valuation allowance. The amounts to be recorded for both the deferred tax assets and the liability for our obligations under the TRA will be estimated at the time of any purchase or redemption as a reduction to shareholders’ equity, and the effects of changes in any of our estimates after this date will be included in net income (loss). Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income (loss) . We currently believe that all deferred tax assets will be recovered based upon the projected profitability of our operations. Judgement is required in assessing the future tax consequences of events that have been recognized in Shift4 Payments, Inc.’s financial statements. A change in the assessment of such consequences, such as realization of deferred tax assets, changes in tax laws or interpretations thereof could materially impact our results. As we currently do not generate taxable income, the consolidated financial statements assume that no payments under the TRA will be made.

Noncontrolling Interests

After the Reorganization Transactions, we are the sole managing member of Shift4 Payments, LLC. We own 49.8% of the economic interest of Shift4 Payments, LLC and we have the majority of the voting interest in and control the management of Shift4 Payments, LLC. As a result, we consolidate the financial results of Shift4 Payments, LLC and report a noncontrolling interest of 50.2% related to the interests in Shift4 Payments, LLC held by the Continuing Equity Holders on our unaudited condensed consolidated balance sheet.

New accounting pronouncements

For information regarding new accounting pronouncements, and the impact of these pronouncements on our unaudited condensed consolidated financial statements, if any, refer to Note 1 to our accompanying unaudited condensed consolidated financial statements.

JOBS Act

We qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act, enacted on April 5, 2012. Section 102 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if as an emerging growth company we choose to rely on such exemptions, we may not be required to, among other things, (1) provide an auditor’s attestation report on our systems of internal controls over financial reporting pursuant to Section 404, (2) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Act, (3) comply with the requirement of the PCAOB regarding the communication of critical audit matters in the auditor’s report on the financial statements, and (4) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply until we no longer meet the requirements of being an emerging growth company. We will remain an emerging growth company until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our IPO, (ii) in which we have total annual gross revenue of at least $1.07 billion or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our prior second fiscal quarter, and (b) the date on which we have issued more than $1.07 billion in non-convertible debt during the prior three-year period.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair values relevant to financial instruments are subject to risks relating to interest rates.

We are subject to interest rate risk in connection with our Credit Facilities, which have variable interest rates. The interest rates on these facilities are based on a fixed margin plus a market interest rate, which can fluctuate accordingly but is subject to a minimum rate. Interest rate changes do not affect the market value of such debt, but could impact the amount of our interest payments, and accordingly, our future earnings and cash flows, assuming other factors are held constant.

As of June 30, 2020, we had approximately $450.0 million of variable rate debt outstanding, none of which was subject to an interest rate hedge. In the future, the interest rate may increase, and we may be subject to interest rate risk. Based on the amount outstanding on our Credit Facilities on June 30, 2020, an increase of 100 basis points in the applicable interest rate would increase our annual interest expense by approximately $4.5 million. A decrease of 100 basis points in the applicable rate (assuming such reduction would not be below the minimum rate) would reduce our annual interest expense by approximately $4.5 million.

Item 4: Controls and Procedures

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

We are, from time to time, party to various claims and legal proceedings arising out of our ordinary course of business, but we do not believe that any of these existing claims or proceedings will have a material effect on our business, consolidated financial condition or results of operations.

Item 1A: Risk Factors

Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes as well as our other public filings with the SEC, before deciding to invest in our Class A common stock. The occurrence of any of the events described below could harm our business, financial condition, results of operations, liquidity or prospects. In such an event, the market price of our Class A common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business.

Business risks

The recent novel coronavirus, or COVID-19, global pandemic has had and is expected to continue to have a material adverse effect on our business and results of operations.

In late 2019, COVID-19 was first detected in Wuhan, China. In March 2020, the World Health Organization declared COVID-19 a global pandemic, and governmental authorities around the world have implemented measures to reduce the spread of COVID-19. These measures, including “shelter-in-place” orders suggested or mandated by governmental authorities or otherwise elected by companies as a preventive measure, have adversely affected workforces, customers, consumer sentiment, economies, and financial markets, and, along with decreased consumer spending, have led to an economic downturn in the United States.

Numerous state and local jurisdictions, including in markets where we operate, have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, travel restrictions, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. For example, the federal and state governments in the United States have imposed social distancing measures and restrictions on movement, only allowing essential businesses to remain open. Such orders or restrictions have resulted in the temporary closure of many of our merchant operations, work stoppages, slowdowns and delays, mandatory remote operations, travel restrictions and cancellation of events, among other effects, any of which may materially impact our business and results of operations.

As a result of the COVID-19 pandemic, we experienced a significant decrease in our payments volumes and expect the impact of shelter-in-place orders and other government measures to continue to significantly impact our business, results of operations and cash flows for the foreseeable future. As result of the COVID-19 pandemic, many of our hospitality merchants have experienced an 80% or greater decline in transaction volumes from pre-COVID-19 levels and many of our restaurant merchants are limited to take-out or delivery business only.

Since the COVID-19 pandemic began, we have:

•	drawn $68.5 million under our revolving credit facility in the three months ended March 31, 2020, which was repaid as of June 30, 2020;
•	furloughed approximately 25% of our employees, of which approximately 75% returned to work as of June 30, 2020;
•	accelerated approximately $30 million of annual expense reduction plans related to previous acquisitions;
•	re-prioritized our capital projects;
•	instituted a company-wide hiring freeze; and
•	reduced salaries for management across the organization.

Due to the uncertainty of the COVID-19 pandemic, we will continue to assess the situation, including abiding by any government-imposed restrictions, market by market. We are unable to accurately predict the ultimate impact that the COVID-19 pandemic will have on our operations going forward due to uncertainties that will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unknowable duration and severity of the COVID-19 pandemic, the impact of governmental regulations that might be imposed in response to the pandemic, the impact of remote operations, the speed and extent to which normal economic and operating conditions will resume and overall changes in consumer behavior. In particular, even as our merchants re-open and adapt their operations, we cannot accurately predict the ongoing impact of government regulations and changing consumer behavior on our business. While we have not seen a meaningful degradation in new merchant sign-ups or an increase in existing merchant attrition as a result of the COVID-19 pandemic, it is possible that those business trends change if economic hardship across the country forces merchant closures. Any significant reduction in consumer visits to, or spending at, our merchants, would result in a loss of revenue to us. In particular, we cannot accurately forecast the potential impact of additional outbreaks as government restrictions are relaxed, further shelter-in-place or other government restrictions implemented in response to such outbreaks, the impact that weather has on merchants as a result of such restrictions, or the impact on the ability of our merchants to remain in business as a result of the ongoing pandemic, which could result in additional chargeback or merchant receivable losses, any future outbreak or any government restrictions related thereto.

In addition, the global deterioration in economic conditions, which may have an adverse impact on discretionary consumer spending, could also impact our business. For instance, consumer spending may be negatively impacted by general macroeconomic conditions, including a rise in unemployment, and decreased consumer confidence resulting from the COVID-19 pandemic. Changing consumer behaviors as a result of the COVID-19 pandemic may also have a material impact on our payments-based revenue for the foreseeable future, particularly for the hospitality and restaurant industries, verticals upon which we have predominantly focused on over the last decade.

In the past, governments have taken unprecedented actions in an attempt to address and rectify these extreme market and economic conditions by providing liquidity and stability to financial markets. If these actions are not successful, the return of adverse economic conditions may cause a material impact on our ability to raise capital, if needed, on a timely basis and on acceptable terms or at all.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to our liquidity, indebtedness and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

Substantial and increasingly intense competition worldwide in the financial services, payments and payment technology industries may adversely affect our overall business and operations.

The financial services, payments and payment technology industries are highly competitive, and our payment services and solutions compete against all forms of financial services and payment systems, including cash and checks and electronic, mobile, e-commerce and integrated payment platforms. Many of the areas in which we compete are evolving rapidly with changing and disruptive technologies, shifting user needs, and frequent introductions of new products and services. We compete against a wide range of businesses with varying roles within the payments value chain. If we are unable to differentiate ourselves from our competitors and drive value for our customers, we may not be able to compete effectively. Our competitors may introduce their own value-added or other innovative services or solutions more effectively than we do, which could adversely impact our current competitive position and prospects for growth. Our competitors also may be able to offer and provide services that we do not offer. We also compete against new entrants that have developed alternative payment systems, e-commerce payment systems, payment systems for mobile devices and customized integrated software payment solutions. Failure to compete effectively against any of these competitive threats could adversely affect our business, financial condition or results of operations. In addition, some of our competitors are larger and/or have greater financial resources than us, enabling them to maintain a wider range of product offerings, mount extensive promotional campaigns and be more aggressive in offering products and services at lower rates, which may adversely affect our business, financial condition or results of operations.

Potential changes in competitive landscape, including disintermediation from other participants in the payments chain, could harm our business.

We expect the competitive landscape will continue to change in a variety of ways, including:

•

rapid and significant changes in technology, resulting in new and innovative payment methods and programs, that could place us at a competitive disadvantage and reduce the use of our products and services;

•

competitors, including third-party processors (such as Chase Paymentech, Elavon, Fiserv, Global Payments and Worldpay) and integrated payment providers (such as Adyen, Lightspeed POS, Shopify and Square), merchants, governments and/or other industry participants may develop products and services that compete with or replace our value-added products and services, including products and services that enable payment networks and banks to transact with consumers directly;

•

participants in the financial services, payments and payment technology industries may merge, create joint ventures, or form other business combinations that may strengthen their existing business services or create new payment services that compete with our services; and

•

new services and technologies that we develop may be impacted by industry-wide solutions and standards related to migration to Europay, Mastercard and Visa, or EMV, standards, including chip technology, tokenization and other safety and security technologies.

Certain competitors could use strong or dominant positions in one or more markets to gain a competitive advantage against us, such as by integrating competing platforms or features into products they control such as search engines, web browsers, mobile device operating systems or social networks; by making acquisitions; or by making access to our platform more difficult. Further, current and future competitors could choose to offer a different pricing model or to undercut prices in the market or our prices in an effort to increase their market share. Failure to compete effectively against any of these or other competitive threats could adversely affect our business, financial condition or results of operations.

Our ability to anticipate and respond to changing industry trends and the needs and preferences of our merchants and consumers may adversely affect our competitiveness or the demand for our products and services.

The financial services, payments and payments technology industries are subject to rapid technological advancements, resulting in new products and services, including mobile payment applications and customized integrated software payment solutions, and an evolving competitive landscape, as well as changing industry standards and merchant and consumer needs and preferences. We expect that new services and technologies applicable to the financial services, payments and payment technology industries will continue to emerge and external factors such as the COVID-19 pandemic may accelerate such emergence. These changes may limit the competitiveness of and demand for our services. Also, our merchants continue to adopt new technology for business. We must anticipate and respond to these changes in order to remain competitive within our relative markets. In addition, failure to develop value-added services that meet the needs and preferences of our merchants could adversely affect our ability to compete effectively in our industry. Any new solution we develop or acquire might not be introduced in a timely or cost-effective manner and might not achieve the broad market acceptance necessary to generate significant revenue. In addition, these solutions could become subject to legal or regulatory requirements, which could prohibit or slow the development and provision of such new solutions and/or our adoption thereof. Furthermore, our merchants’ potential negative reaction to our products and services can spread quickly through social media and damage our reputation before we have the opportunity to respond. Improving and enhancing the functionality, performance, reliability, design, security and scalability of our platform is expensive, time-consuming and complex, and to the extent we are not able to do so in a manner that responds to our merchants’ evolving needs, our business, financial condition and results of operations will be adversely affected. If we are unable to anticipate or respond to technological or industry standard changes on a timely basis, our ability to remain competitive could be adversely affected.

Because we rely on third-party vendors to provide products and services, we could be adversely impacted if they fail to fulfill their obligations.

We depend on third-party vendors for certain products and services, including components of our computer systems, software, data centers and telecommunications networks, to conduct our business. Any changes in these systems that degrade the functionality of our products and services, impose additional costs or requirements on it, or give preferential treatment to competitors’ services, including their own services, could materially and adversely affect usage of our products and services. For example, we are dependent on our relationship with a single third-party processor for services such as merchant authorization, processing, risk and chargeback monitoring accounting and clearing and settlement for the transactions we service. In the event our agreement with our third-party processor is terminated, or if upon its expiration we are unable to renew the contract on terms favorable to us, or at all, it may be difficult for us to replace these services which may adversely affect our operations and profitability.

We also rely on third parties for specific software and devices used in providing our products and services. Some of these organizations and service providers provide similar services and technology to our competitors, and we do not have long-term or exclusive contracts with them.

Our systems and operations or those of our merchants and software partners could be exposed to damage or interruption from, among other things, fire, natural disaster, power loss, telecommunications failure, unauthorized entry, computer viruses, denial-of-service attacks, acts of terrorism, human error, vandalism or sabotage, financial insolvency, bankruptcy and similar events. For example, the extent to which the COVID-19 pandemic may impact our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 pandemic and the actions to contain COVID-19 or treat its impact, among others. In addition, we may be unable to renew our existing contracts with our most significant merchants and software and partners or our merchants and software partners may stop providing or otherwise supporting the products and services we obtain from them, and we may not be able to obtain these or similar products or services on the same or similar terms as our existing arrangements, if at all. The failure of our third-party vendors to perform their obligations and provide the products and services we obtain from them in a timely manner for any reason could adversely affect our operations and profitability due to, among other consequences:

•	loss of revenues;
•	loss of merchants and software partners;
•	loss of merchant and cardholder data;
•	fines imposed by payment networks;

•	harm to our business or reputation resulting from negative publicity;
•	exposure to fraud losses or other liabilities;
•	additional operating and development costs; or
•	diversion of management, technical and other resources.

Acquisitions create certain risks and may adversely affect our business, financial condition or results of operations.

We have acquired businesses and may continue to make acquisitions of businesses or assets in the future. The acquisition and integration of businesses or assets involve a number of risks. These risks include valuation (determining a fair price for the business or assets), integration (managing the process of integrating the acquired business’ people, products, technology and other assets to extract the value and synergies projected to be realized in connection with the acquisition), regulation (obtaining regulatory or other government approvals that may be necessary to complete the acquisition) and due diligence (including identifying risks to the prospects of the business, including undisclosed or unknown liabilities or restrictions to be assumed in the acquisition). In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill, and other intangible assets. We are required to test goodwill and any other intangible assets with an indefinite life for possible impairment on an annual basis, or more frequently when circumstances indicate that impairment may have occurred. We are also required to evaluate amortizable intangible assets and fixed assets for impairment if there are indicators of a possible impairment. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations. See “—Financial risks—Our balance sheet includes significant amounts of goodwill and intangible assets. The impairment of a significant portion of these assets would negatively affect our business, financial condition or results of operations.”

In addition, to the extent we pursue acquisitions outside of the United States, these potential acquisitions often involve additional or increased risks including:

•	managing geographically separated organizations, systems and facilities;
•	integrating personnel with diverse business backgrounds and organizational cultures;
•	complying with non-U.S. regulatory and other legal requirements;
•	addressing financial and other impacts to our business resulting from fluctuations in currency exchange rates and unit economics across multiple jurisdictions;
•	enforcing intellectual property rights outside of the United States;
•	difficulty entering new non-U.S. markets due to, among other things, consumer acceptance and business knowledge of these markets; and
•

general economic and political conditions. See “—Business risks—Global economic, political and other conditions may adversely affect trends in consumer, business and government spending, which may adversely impact the demand for our services and our revenue and profitability.”

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of our combined businesses and the possible loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with acquisitions and their integration could adversely affect our business, financial condition or results of operations.

Health concerns arising from the outbreak of a health epidemic or pandemic may have an adverse effect on our business.

In addition to the COVID-19 pandemic, our business could be materially and adversely affected by the outbreak of a widespread health epidemic or pandemic, including arising from various strains of avian flu or swine flu, such as H1N1, particularly if located in the United States. The occurrence of such an outbreak or other adverse public health developments could materially disrupt our business and operations. Such events could also significantly impact our industry and cause a temporary closure of our merchants’ businesses, which could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, other viruses may be transmitted through human contact, and the risk of contracting viruses could cause consumers to avoid gathering in public places or patronizing certain businesses, which could adversely affect payment volumes. We could also be adversely affected if government authorities impose mandatory closures, seek voluntary closures, impose restrictions on operations of our merchants’ businesses, or restrict the import or export of hardware and equipment. Even if such measures are not implemented and a virus or other disease does not spread significantly, the perceived risk of infection or health risk may adversely affect our business and operating results.

We may not be able to continue to expand our share of the existing payment processing markets or expand into new markets which would inhibit our ability to grow and increase our profitability.

Our future growth and profitability depend upon the growth of the markets in which we currently operate and our ability to increase our penetration and service offerings within these markets, as well as the emergence of new markets for our services and our ability to successfully expand into these new markets. It is difficult to attract new merchants because of potential disadvantages associated with switching payment processing vendors, such as transition costs, business disruption and loss of accustomed functionality. There can be no assurance that our efforts to overcome these factors will be successful, and this resistance may adversely affect our growth. A merchant’s payment processing activity with us may also decrease for a variety of reasons, including the merchant’s level of satisfaction with our products and services, the effectiveness of our support services, pricing of our products and services, the pricing and quality of competing products or services, the effects of global economic conditions (including as a result of the COVID-19 pandemic), or reductions in the consumer spending levels.

Our expansion into new markets is also dependent upon our ability to adapt our existing technology and offerings or to develop new or innovative applications to meet the particular service needs of each new market. In order to do so, we will need to anticipate and react to market changes and devote appropriate financial and technical resources to our development efforts, and there can be no assurance that we will be successful in these efforts.

Furthermore, we may expand into new geographical markets, including foreign countries, in which we do not currently have any operating experience. We cannot assure you that we will be able to successfully continue such expansion efforts due to our lack of experience in such markets and the multitude of risks associated with global operations, including the possibility of needing to obtain appropriate regulatory approval.

Our services and products must integrate with a variety of operating systems, software, device and web browsers, and our business may be materially and adversely affected if we are unable to ensure that our services interoperate with such operating systems, device, software and web browsers.

We are dependent on the ability of our products and services to integrate with a variety of operating systems, software and devices, such as the point-of-sale, or POS, terminals we provide to merchants, as well as web browsers that we do not control. Any changes in these systems that degrade the functionality of our products and services, impose additional costs or requirements on us, or give preferential treatment to competitive services, could materially and adversely affect usage of our products and services. In addition, system integrators may show insufficient appetite to enable our products and services to integrate with a variety of operating systems, software and devices. In the event that it is difficult for our merchants to access and use our products and services, our business, financial condition, results of operations and prospects may be materially and adversely affected.

We depend, in part, on our merchant and software partner relationships and strategic partnerships with various institutions to operate and grow our business. If we are unable to maintain these relationships and partnerships, our business may be adversely affected.

We depend, in part, on our merchant and software partner relationships and partnerships with various institutions to operate and grow our business. We rely on the growth of our merchant and other strategic relationships, and our ability to maintain these relationships and other distribution channels, to support and grow our business. If we fail to maintain these relationships, or if our software partners or other strategic partners fail to maintain their brands or decrease the size of their branded networks, our business may be adversely affected. In addition, our contractual arrangements with our merchants and other strategic partners vary in length, and may also allow for early termination upon the occurrence of certain events. There can be no assurance that we will be able to renew these contractual arrangements on similar terms or at all. The loss of merchant or software partner relationships could adversely affect our business, financial condition or results of operations.

We rely on our sponsor bank to provide sponsorship to card and other payment networks and treasury services. If our sponsor bank stops providing sponsorship and treasury services, we would need to find one or more other financial institutions to provide those services. If we are unable to find a replacement institution, we may no longer be able to provide processing services to certain merchants, which could adversely affect our business, financial condition or results of operations. In the event of a chargeback, merchant bankruptcy or other failure to fund, or other intervening failure in the payment network system, we may be unable to recoup certain payments, which could adversely affect our business, financial condition or results of operations.

A significant number of our merchants are small- and medium-sized businesses and small affiliates of large companies, which can be more difficult and costly to retain than larger enterprises and may increase the impact of economic fluctuations on us.

We market and sell our products and services to, among others, small to medium sized businesses, or SMBs. To continue to grow our revenue, we must add merchants, sell additional services to existing merchants and encourage existing merchants to continue doing business with us. However, retaining SMBs can be more difficult than retaining large enterprises, as SMB merchants:

•	often have higher rates of business failure and more limited resources;
•	may have decisions related to the choice of payment processor dictated by their affiliated parent entity; and
•	are more able to change their payment processors than larger organizations dependent on our services.

SMBs are typically more susceptible to the adverse effects of economic fluctuations, including as a result of the COVID-19 pandemic. Adverse changes in the economic environment or business failures of our SMB merchants may have a greater impact on us than on our competitors who do not focus on SMBs to the extent that we do. As a result, we may need to attract and retain new merchants at an accelerated rate or decrease our expenses to reduce negative impacts on our business, financial condition and results of operations.

Global economic, political and other conditions may adversely affect trends in consumer, business and government spending, which may adversely impact the demand for our services and our revenue and profitability.

The financial services, payments and payment technology industries in which we operate depend heavily upon the overall level of consumer, business and government spending. A sustained deterioration in general economic conditions (including distress in financial markets and turmoil in specific economies around the world), in particular as a result of the COVID-19 pandemic, may adversely affect our financial performance by reducing the number or average purchase amount of transactions we process. See “—The recent novel coronavirus, or COVID-19, global pandemic has had and is expected to continue to have a material adverse effect on our business and results of operations.” A reduction in the amount of consumer spending or credit card transactions could result in a decrease of our revenue and profits.

Adverse economic trends may accelerate the timing, or increase the impact of, risks to our financial performance. These trends could include:

•	declining economies and the pace of economic recovery can change consumer spending behaviors, on which the majority of our revenue is dependent;
•

low levels of consumer and business confidence typically associated with recessionary environments, and those markets experiencing relatively high unemployment, may result in decreased spending by cardholders;

•	budgetary concerns in the United States and other countries around the world could affect the United States and other sovereign credit ratings, which could impact consumer confidence and spending;
•	financial institutions may restrict credit lines to cardholders or limit the issuance of new cards to mitigate cardholder credit concerns;
•	uncertainty and volatility in the performance of our merchants’ businesses, particularly SMBs, may make estimates of our revenues and financial performance less predictable;
•	cardholders or merchants may decrease spending for value-added services we market and sell; and
•

government intervention, including the effect of laws, regulations and government investments in our merchants, may have potential negative effects on our business and our relationships with our merchants or otherwise alter their strategic direction away from our products and services.

In addition, the banking industry remains subject to consolidation regardless of overall economic conditions. In times of economic distress, various financial institutions in the markets we serve have been acquired or merged with and into other financial institutions, including those with which we partner. If a current referral partner of ours is acquired by another bank, the acquiring bank may seek to terminate our agreement and impose its own merchant services program on the acquired bank. We may be unable to retain our banking relationships post-acquisition, or may have to offer financial concessions to do so, which could adversely affect our results of operations or growth.

We may in the future offer merchant acquiring and processing services in geographies outside of the United States, including potentially in the European Union or the United Kingdom. In such circumstances, we may become subject to additional European Union and United Kingdom financial regulatory requirements and we could become subject to risks associated with the ongoing uncertainty surrounding the future relationship between the United Kingdom and the European Union (including any resulting economic downturn) following the United Kingdom’s exit from the European Union (Brexit) on January 31, 2020. We are subject to risks associated with operations in international markets, including changes in foreign governmental policies and requirements applicable to our business, including the presence of more established competitors and our lack of experience in such non-U.S. markets. In addition, any future partners in non-U.S. jurisdictions, may also be acquired, reorganized or otherwise disposed of in the event of further market turmoil or losses in their loan portfolio that result in such financial institutions becoming less than adequately capitalized. Our revenue derived from these and other non-U.S. operations will be subject to additional risks, including those resulting from social and geopolitical instability and unfavorable political or diplomatic developments, all of which could adversely affect our business, financial condition or results of operations.

In the event we expand internationally, we may face challenges due to the presence of more established competitors and our lack of experience in such non-U.S. markets. If we are unable to successfully manage these risks relating to the international expansion of our business, it could adversely affect our business, financial condition or results of operations.

We are subject to governmental regulation and other legal obligations, particularly related to privacy, data protection and information security, and consumer protection laws across different markets where we conduct our business. Our actual or perceived failure to comply with such obligations could harm our business.

In the United States and other jurisdictions in which our services are used, we are subject to various consumer protection laws (including laws on disputed transactions) and related regulations. If we are found to have breached any consumer protection laws or regulations in any such market, we may be subject to enforcement actions that require us to change our business practices in a manner which may negatively impact our revenue, as well as expose ourselves to litigation, fines, civil and/or criminal penalties and adverse publicity that could cause our customers to lose trust in us, negatively impacting our reputation and business in a manner that harms our financial position.

As part of our business, we collect personally identifiable information, also referred to as personal data, and other potentially sensitive and/or regulated data from our consumers and the merchants we work with. Laws and regulations in the United States and around the world restrict how personal information is collected, processed, stored, used and disclosed, as well as set standards for its security, implement notice requirements regarding privacy practices, and provide individuals with certain rights regarding the use, disclosure and sale of their protected personal information. Several foreign jurisdictions, including the EU and the United Kingdom, have laws and regulations which are more restrictive in certain respects than those in the United States. For example, the EU General Data Protection Regulation, or GDPR, which came into force on May 25, 2018, implemented stringent operational requirements for the use of personal data. The European regime also includes directives which, among other things, require EU member states to regulate marketing by electronic means and the use of web cookies and other tracking technology. Each EU member state has transposed the requirements of these directives into its own national data privacy regime, and therefore the laws may differ between jurisdictions. These are also under reform and are expected to be replaced by a regulation which should provide consistent requirements across the EU.

The GDPR introduced more stringent requirements (which will continue to be interpreted through guidance and decisions over the coming years) and require organizations to erase an individual’s information upon request, implement mandatory data breach notification requirements and additional new obligations on service providers. A UK version of the GDPR is expected to take effect on January 1, 2021 after the end of the Brexit transition period (during which the EU GDPR continues to apply). If our privacy or data security measures fail to comply with applicable current or future laws and regulations, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data or our marketing practices. For example, under the GDPR we may be subject to fines of up to €20 million or up to 4% of the total worldwide annual group turnover of the preceding financial year (whichever is higher). We may also be subject to other liabilities, as well as negative publicity and a potential loss of business.

In the United States, both the federal and various state governments have adopted or are considering, laws, guidelines or rules for the collection, distribution, use and storage of information collected from or about consumers or their devices. For example, California enacted the California Consumer Privacy Act, or CCPA, which became enforceable July 1, 2020, requires new disclosures to California consumers, imposes new rules for collecting or using information about minors, and affords consumers new abilities to opt out of certain disclosures of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The effects of the CCPA, forthcoming implementing regulations, and uncertainties about the scope and applicability of exemptions that may apply to our business, are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply.

Restrictions on the collection, use, sharing or disclosure of personally identifiable information or additional requirements and liability for security and data integrity could require us to modify our solutions and features, possibly in a material manner, could limit our ability to develop new services and features and could subject us to increased compliance obligations and regulatory scrutiny.

Our inability to protect our systems and data from continually evolving cybersecurity risks, security breaches or other technological risks could affect our reputation among our merchants and consumers and may expose us to liability.

We are subject to a number of legal requirements, contractual obligations and industry standards regarding security, data protection and privacy and any failure to comply with these requirements, obligations or standards could have an adverse effect on our reputation, business, financial condition and operating results.

In conducting our business, we process, transmit and store sensitive business information and personally identifiable information about our merchants, consumers, sales and financial institution partners, vendors, and other parties. This information may include account access credentials, credit and debit card numbers, bank account numbers, social security numbers, driver’s license numbers, names and addresses and other types of sensitive business or personal information. Some of this information is also processed and stored by our merchants, software and financial institution partners, third-party service providers to whom we outsource certain functions and other agents, which we refer to collectively as our associated third parties. We have certain responsibilities to payment networks and their member financial institutions for any failure, including the failure of our associated third parties, to protect this information.

In addition, as a provider of security-related solutions to merchants and other business customers, our products and services may themselves be targets of cyber-attacks that attempt to sabotage or otherwise disable them, or the defensive and preventative measures we take ultimately may not be able to effectively detect, prevent, or protect against or otherwise mitigate losses from all cyber-attacks. Despite significant efforts to create security barriers against such threats, it is virtually impossible for us to eliminate these risks entirely. Any such breach could compromise our networks, creating system disruptions or slowdowns and exploiting security vulnerabilities of our products. Additionally, the information stored on our networks could be accessed, publicly disclosed, lost, or stolen, which could subject us to liability and cause us financial harm. These breaches, or any perceived breach, may also result in damage to our reputation, negative publicity, loss of key partners, merchants and sales, increased costs to remedy any problem, and costly litigation, and may therefore adversely impact market acceptance of our products and seriously affect our business, financial condition or results of operations.

We have previously been the target of malicious third-party attempts to identify and exploit system vulnerabilities, and/or penetrate or bypass our security measures, in order to gain unauthorized access to our networks and systems or those of third parties associated with us. If these attempts are successful it could lead to the compromise of sensitive, business, personal or confidential information. While we proactively employ multiple methods at different layers of our systems to defend against intrusion and attack and to protect our data, we cannot be certain that these measures or sufficient to counter all current and emerging technology threats.

Our computer systems and the computer systems of our merchants and software partners have been, and could be in the future, subject to breaches, and our data protection measures may not prevent unauthorized access. While we believe the procedures and processes we have implemented to handle an attack are adequate, the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and are often difficult to detect. In addition, increased remote operations creates an additional risk of attack while decreasing the ability to monitor. Threats to our systems and associated third party systems can originate from human error, fraud or malice on the part of employees or third parties, or simply from accidental technological failure. Computer viruses and other malware can be distributed and could infiltrate our systems or those of associated third parties. In addition, denial of service or other attacks could be launched against us for a variety of purposes, including to interfere with our services or create a diversion for other malicious activities. Our defensive measures may not prevent unplanned downtime, unauthorized access or unauthorized use of sensitive data. While we maintain cyber errors and omissions insurance coverage that covers certain aspects of cyber risks, our insurance coverage may be insufficient to cover all losses. Further, while we select our associated third parties carefully, we do not control their actions. Any problems experienced by these third parties, including those resulting from breakdowns or other disruptions in the services provided by such parties or cyber-attacks and security breaches, could adversely affect our ability to service our merchants or otherwise conduct our business.

We could also be subject to liability for claims relating to misuse of personal information, such as unauthorized marketing purposes and violation of consumer protection or data privacy laws. We cannot provide assurance that the contractual requirements related to security and privacy that we impose on our service providers who have access to merchant and consumer data will be followed or will be adequate to prevent the unauthorized use or disclosure of data. In addition, we have agreed in certain agreements to take certain protective measures to ensure the confidentiality of merchant and consumer data. The costs of systems and procedures associated with such protective measures may increase and could adversely affect our ability to compete effectively. Any failure to adequately enforce or provide these protective measures could result in liability, protracted and costly litigation, governmental and card network intervention and fines and, with respect to misuse of personal information of our merchants and consumers, lost revenue and reputational harm.

Any type of security breach, attack or misuse of data, whether experienced by us or an associated third party, could harm our reputation or deter existing or prospective merchants from using our services, increase our operating expenses in order to contain and remediate the incident, expose us to unbudgeted or uninsured liability, disrupt our operations (including potential service interruptions), divert management focus away from other priorities, increase our risk of regulatory scrutiny, result in the imposition of penalties and fines under state, federal and foreign laws or by payment networks and adversely affect our continued payment network registration and financial institution sponsorship. As set out above, fines under the GDPR, including for inadequate security, can reach €20 million or up to 4% of the total worldwide annual group turnover of the preceding financial year, whichever is higher. Further, if we were to be removed from networks’ lists of Payment Card Industry Data Security Standard, compliant service providers, our existing merchants, sales and financial institution partners or other third parties may cease using or referring our services. Also, prospective merchants, sales partners, financial institution partners or other third parties may choose to terminate their relationship with us, or delay or choose not to consider us for their processing needs, and the payment networks on which we rely could refuse to allow us to continue processing through their networks.

We may experience failures in our processing systems due to software defects, computer viruses and development delays, which could damage customer relations and expose us to liability.

Our core business depends heavily on the reliability of our processing systems, including the security of the applications and systems we develop and license to our customers, in addition to the security of the processing system of our sponsor bank. Software defects or vulnerabilities, a system outage, or other failures could adversely affect our business, financial condition or results of operations, including by damaging our reputation or exposing us to third-party liability. Payment network rules and certain governmental regulations allow for possible penalties if our products and services do not meet certain operating standards. To successfully operate our business, we must be able to protect our systems from interruption, including from events that may be beyond our control. Events that could cause system interruptions include fire, natural disaster, unauthorized entry, power loss, telecommunications failure, computer viruses, terrorist acts and war. Although we have taken steps to protect against data loss and system failures, we still face the risk that we may lose critical data or experience system failures. To help protect against these events, we perform a portion of disaster recovery operations ourselves, as well as utilize select third parties for certain operations. To the extent we outsource any disaster recovery functions, we are at risk of the merchant’s unresponsiveness or other failures in the event of breakdowns in our systems. In addition, our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur.

Our products and services are based on sophisticated software and computing systems that are constantly evolving. We often encounter delays and cost overruns in developing changes implemented to our systems. In addition, the underlying software may contain undetected errors, viruses or defects. Defects in our software products and errors or delays in our processing of electronic transactions could result in additional development costs, diversion of technical and other resources from our other development efforts, loss of credibility with current or potential merchants, harm to our reputation or exposure to liability claims. In addition, we rely on technologies supplied to us by third parties that may also contain undetected errors, viruses or defects that could adversely affect our business, financial condition or results of operations. Although we attempt to limit our potential liability for warranty claims through disclaimers in our software documentation and limitation of liability provisions in our licenses and other agreements with our merchants and software partners, we cannot assure that these measures will be successful in limiting our liability. Additionally, we and our merchants and software partners are subject to payment network rules. If we do not comply with payment network requirements or standards, we may be subject to fines or sanctions, including suspension or termination of our registrations and licenses necessary to conduct business. We have experienced high growth rates in payment transaction volumes over the past years and expect growth to continue for the coming years; however, despite the implementation of architectural changes to safeguard sufficient future processing capacity on our payments platform, in the future the payments platform could potentially reach the limits of the number of transactions it is able to process, resulting in longer processing time or even downtime. Our efforts to safeguard sufficient future processing capacity are time-consuming, involve significant technical risk and may divert our resources from new features and products, and there can be no guarantee that these efforts will succeed. Furthermore, any efforts to further scale the platform or increase its complexity to handle a larger number or more complicated transactions could result in performance issues, including downtime. A failure to adequately scale our payments platform could therefore materially and adversely affect our business, financial condition or results of operations.

Degradation of the quality of the products and services we offer, including support services, could adversely impact our ability to attract and retain merchants and software partners.

Our merchants and software partners expect a consistent level of quality in the provision of our products and services. The support services we provide are a key element of the value proposition to our merchants and software partners. If the reliability or functionality of our products and services is compromised or the quality of those products or services is otherwise degraded, or if we fail to continue to provide a high level of support, we could lose existing merchants and software partners and find it harder to attract new merchants and software partners. If we are unable to scale our support functions to address the growth of our merchant and partner network, or our employees in alternative work locations are unable to adequately support customers, the quality of our support may decrease, which could adversely affect our ability to attract and retain merchants and software partners.

A significant natural disaster could have a material and adverse effect on our business. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at our headquarters or data centers could result in lengthy interruptions in access to or functionality of our platform or could result in related liabilities.

Increased customer attrition could cause our financial results to decline.

We experience attrition in customer credit and debit card processing volume resulting from several factors, including business closures, transfers of merchants’ accounts to our competitors, unsuccessful contract renewal negotiations and account closures that we initiate for various reasons, such as heightened credit risks, unacceptable card types or businesses, or contract breaches by customers. In addition, if a software partner switches to another payment processor, terminates our services, internalizes payment processing functions that we perform, merges with or is acquired by one of our competitors, or shuts down or becomes insolvent, we may no longer receive new merchant referrals from the software partner, and we risk losing existing merchants that were originally enrolled by the software partner. We cannot predict the level of attrition in the future and it could increase. Our software partners, most of which are not exclusive, are an important source of new business. Higher than expected attrition could adversely affect our business, financial condition or results of operations. If we are unable to renew our customer contracts on favorable terms, or at all, our business, financial condition or results of operations could be adversely affected.

Fraud by merchants or others could adversely affect our business, financial condition or results of operations.

We may be liable for certain fraudulent transactions or credits initiated by merchants or others. Examples of merchant fraud include merchants or other parties knowingly using a stolen or counterfeit credit, debit or prepaid card, card number, or other credentials to record a false sales or credit transaction, processing an invalid card or intentionally failing to deliver the merchandise or services sold in an otherwise valid transaction. Criminals are using increasingly sophisticated methods to engage in illegal activities such as counterfeiting and fraud. Failure to effectively manage risk and prevent fraud could increase our chargeback liability or cause us to incur other liabilities. It is possible that incidents of fraud could increase in the future. Increases in chargebacks or other liabilities could adversely affect our business, financial condition or results of operations.

Our risk management policies and procedures may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk.

We operate in a rapidly changing industry. Accordingly, our risk management policies and procedures may not be fully effective to identify, monitor and manage all risks our business encounters. In addition, when we introduce new services, focus on new business types, or begin to operate in markets where we have a limited history of fraud loss, we may be less able to forecast and reserve accurately for those losses. If our policies and procedures are not fully effective or we are not successful in identifying and mitigating all risks to which we are or may be exposed, we may suffer uninsured liability, harm to our reputation or be subject to litigation or regulatory actions that could adversely affect our business, financial condition or results of operations.

Our business depends on strong and trusted brands, and damage to our reputation, or the reputation of our partners, could adversely affect our business, financial condition or results of operations.

We market our products and services under our brands and we must protect and grow the value of our brands to continue to be successful in the future. If an incident were to occur that damages our reputation, the value of our brands could be adversely affected and our business could be damaged.

Our ability to recruit, retain and develop qualified personnel is critical to our success and growth.

All of our businesses function at the intersection of rapidly changing technological, social, economic and regulatory environments that require a wide range of expertise and intellectual capital. For us to successfully compete and grow, we must recruit, retain and develop personnel who can provide the necessary expertise across a broad spectrum of intellectual capital needs. In addition, we must develop, maintain and, as necessary, implement appropriate succession plans to assure we have the necessary human resources capable of maintaining continuity in our business. For instance, we are highly dependent on the expertise of our Founder and Chief Executive Officer, Jared Isaacman. The market for qualified personnel is competitive and we may not succeed in recruiting additional personnel or may fail to effectively replace current personnel who depart with qualified or effective successors. In addition, from time to time, there may be changes in our management team that may be disruptive to our business. If our management team, including any new hires that we make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business could be harmed. Our effort to retain and develop personnel may also result in significant additional expenses, which could adversely affect our profitability. We cannot assure that key personnel, including our executive officers, will continue to be employed or that we will be able to attract and retain qualified personnel in the future. Failure to recruit, retain or develop qualified personnel could adversely affect our business, financial condition or results of operations.

We incur chargeback liability when our merchants refuse to or cannot reimburse chargebacks resolved in favor of their customers. Any increase in chargebacks not paid by our merchants may adversely affect our business, financial condition or results of operations.

In the event a dispute between a cardholder and a merchant is not resolved in favor of the merchant, the transaction is normally charged back to the merchant and the purchase price is credited or otherwise refunded to the cardholder. If we are unable to collect such amounts from the merchant’s account or reserve account, if applicable, or if the merchant refuses or is unable, due to closure, bankruptcy or other reasons, to reimburse us for a chargeback, we are responsible for the amount of the refund paid to the cardholder. The risk of chargebacks is typically greater with those merchants that promise future delivery of goods and services rather than delivering goods or rendering services at the time of payment (for example in the hospitality and auto rental industries, both of which we support), as well as “card not present” transactions in which consumers do not physically present cards to merchants in connection with the purchase of goods and services, such as e-commerce, telephonic and mobile transactions. We may experience significant losses from chargebacks in the future. Any increase in chargebacks not paid by our merchants could have a material adverse effect on our business, financial condition or results of operations. We have policies and procedures to monitor and manage merchant-related credit risks and often mitigate such risks by requiring collateral, such as cash reserves, and monitoring transaction activity. Notwithstanding our policies and procedures for managing credit risk, it is possible that a default on such obligations by one or more of our merchants could adversely affect our business, financial condition or results of operations.

We expend significant resources pursuing sales opportunities, and if we fail to close sales after expending significant time and resources to do so, our business, financial condition and results of operations could be adversely affected.

The initial installation and set-up of many of our services often involve significant resource commitments by our merchants, particularly those with larger operational scale. Potential merchants generally commit significant resources to an evaluation of available services and may require us to expend substantial time, effort and money educating them as to the value of our services. We incur substantial costs in order to obtain each new customer. We may expend significant funds and management resources during a sales cycle and ultimately fail to close the sale. Our sales cycle may be extended due to our merchants’ budgetary constraints or for other reasons. If we are unsuccessful in closing sales after expending significant funds and management resources or we experience delays or experience greater than anticipated costs, it could have a material adverse effect on our business, financial condition and results of operations.

There may be a decline in the use of cards as a payment mechanism for consumers or adverse developments with respect to the card industry in general.

If consumers do not continue to use credit or debit cards as a payment mechanism for their transactions, if there continues to be a reduction in “card present” transactions as a result of the COVID-19 pandemic, or if there is a change in the mix of payments between cash, credit cards and debit cards and other emerging means of payment our business could be adversely affected. Consumer credit risk may make it more difficult or expensive for consumers to gain access to credit facilities such as credit cards. Regulatory changes may result in financial institutions seeking to charge their customers additional fees for use of credit or debit cards. Such fees may result in decreased use of credit or debit cards by cardholders. In order to consistently increase and maintain our profitability, consumers and businesses must continue to use electronic payment methods that we process, including credit and debit cards. If consumers and businesses do not continue to use credit, debit or prepaid cards as a payment mechanism for their transactions or if there is a change in the mix of payments between cash, alternative currencies and technologies, credit, debit and prepaid cards, or the corresponding methodologies used for each, which is adverse to us, it could have a material adverse effect on our business, financial condition and results of operations.

Increases in card network fees and other changes to fee arrangements may result in the loss of merchants or a reduction in our earnings.

From time to time, card networks, including Visa and Mastercard, increase the fees that they charge processors. We could attempt to pass these increases along to our merchants, but this strategy might result in the loss of merchants to our competitors who do not pass along the increases. If competitive practices prevent us from passing along the higher fees to our merchants in the future, we may have to absorb all or a portion of such increases, which may increase our operating costs and reduce our earnings. In addition, regulators are subjecting interchange and other fees to increased scrutiny, and new regulations could require greater pricing transparency of the breakdown in fees or fee limitations, which could lead to increased price-based competition, lower margins and higher rates of merchant attrition and affect our business, financial condition or results of operations.

In addition, in certain of our markets, card issuers pay merchant acquirers such as us fees based on debit card usage in an effort to encourage debit card use. If these card issuers discontinue this practice, our revenue and margins in these jurisdictions could be adversely affected.

If we fail to comply with the applicable requirements of payment networks, they could seek to fine us, suspend us or terminate our registrations. If our merchants or sales partners incur fines or penalties that we cannot collect from them, we may have to bear the cost of such fines or penalties.

In order to provide our transaction processing services, several of our subsidiaries are registered with Visa and Mastercard and other payment networks as members or as service providers for members. Visa, Mastercard, and other payment networks, set the rules and standards with which we must comply. The termination of our member registration or our status as a certified service provider, or any changes in network rules or standards, including interpretation and implementation of the rules or standards, that increase the cost of doing business or limit our ability to provide transaction processing services to or through our merchants or partners, could adversely affect our business, financial condition or results of operations.

As such, we and our merchants are subject to payment network rules that could subject us or our merchants to a variety of fines or penalties that may be levied by such networks for certain acts or omissions by us or our merchants. The rules of card networks are set by their boards, which may be influenced by card issuers, and some of those issuers are our competitors with respect to these processing services. Many banks directly or indirectly sell processing services to merchants in direct competition with us. These banks could attempt, by virtue of their influence on the networks, to alter the networks’ rules or policies to the detriment of non-members including certain of our businesses. The termination of our registrations or our status as a service provider or a merchant processor, or any changes in network rules or standards, including interpretation and implementation of the rules or standards, that increase the cost of doing business or limit our ability to provide transaction processing services to our merchants, could adversely affect our business, financial condition or results of operations. If a merchant fails to comply with the applicable requirements of card networks, it could be subject to a variety of fines or penalties that may be levied by card networks. If we cannot collect the amounts from the applicable merchant, we may have to bear the cost of the fines or penalties, resulting in lower earnings for us. The termination of our registration, or any changes in card network rules that would impair our registration, could require us to stop providing payment processing services relating to the affected card network, which would adversely affect our ability to conduct our business.

Many of our key components are procured from a single or limited number of suppliers. Thus, we are at risk of shortage, price increases, tariffs, changes, delay, or discontinuation of key components, which could disrupt and materially and adversely affect our business.

Many of the key components used to manufacture our products, such as our POS systems, come from limited or single sources of supply. In addition, in some cases, we rely only on one manufacturer to fabricate, test, and assemble our products. In general, our contract manufacturers fabricate or procure components on our behalf, subject to certain approved procedures or supplier lists, and we do not have firm commitments from all of these manufacturers to provide all components, or to provide them in quantities and on timelines that we may require.

Due to our reliance on the components and products produced by suppliers such as these, we are subject to the risk of shortages and long lead times in the supply of certain components or products. We are still in the process of identifying alternative manufacturers for the assembly of our products and for many of the single-sourced components used in our products. In the case of off-the-shelf components, we are subject to the risk that our suppliers may discontinue or modify them, or that the components may cease to be available on commercially reasonable terms, or at all. We have in the past experienced, and may in the future experience, component shortages or delays or other problems in product assembly, and the availability of these components or products may be difficult to predict. For example, our manufacturers may experience temporary or permanent disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, natural disasters, component or material shortages, cost increases, acquisitions, insolvency, changes in legal or regulatory requirements, or other similar problems.

Additionally, various sources of supply-chain risk, including strikes or shutdowns at delivery ports or loss of or damage to our products while they are in transit or storage, intellectual property theft, losses due to tampering, issues with quality or sourcing control, failure by our suppliers to comply with applicable laws and regulation, potential tariffs or other trade restrictions, or other similar problems could limit or delay the supply of our products or harm our reputation. In the event of a shortage or supply interruption from suppliers of these components, we may not be able to develop alternate sources quickly, cost-effectively, or at all. Any interruption or delay in manufacturing or component supply, any increases in component costs, or the inability to obtain these parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would harm our ability to provide our products to sellers on a timely basis. This could harm our relationships with our sellers, prevent us from acquiring new sellers, and materially and adversely affect our business.

Cost savings initiatives may not produce the savings expected and may negatively impact our other initiatives and efforts to grow our business.

We are consistently exploring measures aimed at improving our profitability and maintaining flexibility in our capital resources, including the introduction of cost savings initiatives. In response to the COVID-19 pandemic, we furloughed approximately 25% of our employees, of which approximately 75% have returned to work as of June 30, 2020, accelerated expense reduction plans related to previous acquisitions, limited discretionary spending, re-prioritized our capital projects, instituted a company-wide hiring freeze and reduced salaries for management. We expect to continue to take measures to improve our profitability and cash flows from operating activities. However, there can be no assurance that the cost control measures will be successful. In addition, these and any future spending reductions, if any, may negatively impact our other initiatives or our efforts to grow our business, which may negatively impact our future results of operations and increase the burden on existing management, systems, and resources.

Our operating results and operating metrics are subject to seasonality and volatility, which could result in fluctuations in our quarterly revenues and operating results or in perceptions of our business prospects.

We have experienced in the past, and expect to continue to experience, seasonal fluctuations in our revenue, which can vary by region. For instance, our revenue has historically been strongest in our second and third quarters and weakest in our first quarter. Some variability results from seasonal retail events and the number of business days in a month or quarter. We also experience volatility in certain other metrics, such as number of transactions processed and payment processing volumes. Volatility in our key operating metrics or their rates of growth could result in fluctuations in financial condition or results of operations and may lead to adverse inferences about our prospects, which could result in declines in our stock price.

Financial risks

Our balance sheet includes significant amounts of goodwill and intangible assets. The impairment of a significant portion of these assets would negatively affect our business, financial condition or results of operations.

As a result of our prior acquisitions, a significant portion of our total assets consists of intangible assets (including goodwill). Goodwill and intangible assets, net of amortization, together accounted for approximately 61% and 81% of the total assets on our balance sheet as of June 30, 2020 and December 31, 2019, respectively. To the extent we engage in additional acquisitions we may recognize additional intangible assets and goodwill. We evaluate goodwill for impairment annually at October 1 and whenever events or circumstances make it more likely than not that impairment may have occurred. Under current accounting rules, any determination that impairment has occurred would require us to record an impairment charge, which would adversely affect our earnings. An impairment of a significant portion of goodwill or intangible assets could adversely affect our business, financial condition or results of operations.

Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our debt obligations.

We have substantial indebtedness. As of June 30, 2020, we had approximately $450.0 million of total debt outstanding under our Credit Facilities. Our substantial indebtedness could have adverse consequences, including:

•	increasing our vulnerability to adverse economic, industry or competitive developments;
•

requiring a substantial portion of cash flow from operations to be dedicated to the payments on our indebtedness, reducing our ability to use cash flow to fund our operations, capital expenditures and future business opportunities;

•

making it more difficult for us to satisfy our obligations with respect to our indebtedness, including restrictive covenants and borrowing conditions, which could result in an event of default under the agreements governing such indebtedness;

•	restricting us from making strategic acquisitions or causing us to make nonstrategic divestitures;
•	making it more difficult for us to obtain network sponsorship and clearing services from financial institutions or to obtain or retain other business with financial institutions;
•

limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions, and general corporate or other purposes; and

•

limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged and who, therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting.

Successful execution of our business strategy is dependent in part upon our ability to manage our capital structure to reduce interest expense and enhance free cash flow generation. As of June 30, 2020, we had $450.0 million outstanding under the first lien term loan facility. The second lien term loan facility and the revolving credit facility were fully repaid as of June 30, 2020. The revolving credit facility had remaining capacity of $89.5 million as of June 30, 2020, net of a $0.5 million letter of credit. We may not be able to refinance our Credit Facilities or our other existing indebtedness at or prior to their maturity at attractive rates of interest because of our high levels of debt, debt incurrence restrictions under our debt agreements or because of adverse conditions in credit markets generally.

In addition, $450.0 million of our debt outstanding at June 30, 2020 is at a variable rate of interest and is not subject to an interest rate hedge. The condition of the financial and credit markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future. In addition, developments in our business and operations could lead to a ratings downgrade for us or our subsidiaries. As a result, as of June 30, 2020, the impact of a 100 basis point increase in interest rates would increase our annual interest expense by approximately $4.5 million.

Any such fluctuation in the financial and credit markets, or in the rating of us or our subsidiaries, may impact our ability to access debt markets in the future or increase our cost of current or future debt, which could adversely affect our business, financial condition or results of operations.

Restrictions imposed by our Credit Facilities and our other outstanding indebtedness may materially limit our ability to operate our business and finance our future operations or capital needs.

The terms of our Credit Facilities restrict us and our restricted subsidiaries, which currently includes all of our operating subsidiaries, from engaging in specified types of transactions. These covenants restrict our ability, and that of our restricted subsidiaries, to, among other things:

•	incur indebtedness;
•	create liens;
•	engage in mergers or consolidations;
•	make investments, loans and advances;
•	pay dividends and distributions and repurchase capital stock;
•	sell assets;
•	engage in certain transactions with affiliates;
•	enter into sale and leaseback transactions;

•	make certain accounting changes; and
•	make prepayments on junior indebtedness.

In addition, the credit agreements governing our Credit Facilities contain a springing maximum total leverage ratio financial covenant and customary financial covenants based on various leverage and interest coverage ratios. A breach of any of these covenants, or any other covenant in the documents governing our Credit Facilities, could result in a default or event of default under our Credit Facilities. In the event of any event of default under our Credit Facilities, the applicable lenders or agents could elect to terminate borrowing commitments and declare all borrowings and loans outstanding thereunder, together with accrued and unpaid interest and any fees and other obligations, to be immediately due and payable. In addition, or in the alternative, the applicable lenders or agents could exercise their rights under the security documents entered into in connection with our Credit Facilities. We have pledged substantially all of our assets as collateral securing our Credit Facilities and any such exercise of remedies on any material portion of such collateral would likely materially adversely affect our business, financial condition or results of operations.

If we were unable to repay or otherwise refinance these borrowings and loans when due, and the applicable lenders proceeded against the collateral granted to them to secure that indebtedness, we may be forced into bankruptcy or liquidation. In the event the applicable lenders accelerate the repayment of our borrowings, we may not have sufficient assets to repay that indebtedness. Any acceleration of amounts due under our Credit Facilities or other outstanding indebtedness would also likely have a material adverse effect on us.

Accelerated funding programs increase our working capital requirements and expose us to incremental credit risk, and if we are unable to access or raise sufficient liquidity to address these funding programs we may be exposed to additional competitive risk.

In response to demand from our merchants and competitive offerings, we offer certain of our merchants various accelerated funding programs, which are designed to enable qualified participating merchants to receive their deposits from credit card transactions in an expedited manner. These programs increase our working capital requirements and expose us to incremental credit risk related to our merchants, which could constrain our ability to raise additional capital to fund our operations and adversely affect our growth, financial condition and results of operations. Our inability to access or raise sufficient liquidity to address our needs in connection with the anticipated expansion of such advance funding programs could put us at a competitive disadvantage by restricting our ability to offer programs to all of our merchants similar to those made available by various of our competitors.

Our results of operations may be adversely affected by changes in foreign currency exchange rates.

Revenue and profit generated by our non-U.S. operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. In addition, we may become subject to exchange control regulations that restrict or prohibit the conversion of our other revenue currencies into U.S. dollars. Any of these factors could decrease the value of revenues and earnings we derive from our non-U.S. operations and adversely affect our business.

While we currently have limited diversification in foreign currency, we may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of hedging arrangements. To the extent that we hedge our foreign currency exchange rate exposure, we forgo the benefits we would otherwise experience if foreign currency exchange rates changed in our favor. No strategy can completely insulate us from risks associated with such fluctuations and our currency exchange rate risk management activities could expose us to substantial losses if such rates move materially differently from our expectations.

New or revised tax regulations or their interpretations, or becoming subject to additional foreign or U.S. federal, state or local taxes that cannot be passed through to our merchants or partners, could reduce our net income.

We are subject to tax laws in each jurisdiction where we do business. Changes in tax laws or their interpretations could decrease the amount of revenues we receive, the value of any tax loss carry-forwards and tax credits recorded on our balance sheet and the amount of our cash flow, and adversely affect our business, financial condition or results of operations.

Additionally, companies in the electronic payments industry, including us, may become subject to incremental taxation in various tax jurisdictions. Taxing jurisdictions have not yet adopted uniform positions on this topic. If we are required to pay additional taxes and are unable to pass the tax expense through to our merchants, our costs would increase and our net income would be reduced.

If we cannot pass along increases in interchange and other fees from payment networks to our merchants, our operating margins would be reduced.

We pay interchange, assessment, transaction and other fees set by the payment networks to such networks and, in some cases, to the card issuing financial institutions for each transaction we process. From time to time, the payment networks increase the interchange fees and other fees that they charge payment processors and the financial institution sponsors. At their sole discretion, our financial institution sponsors have the right to pass any increases in interchange and other fees on to us and they have consistently done so in the past. We are generally permitted under the contracts into which we enter, and in the past we have been able to, pass these fee increases along to our merchants through corresponding increases in our processing fees. However, if we are unable to pass through these and other fees in the future, it could have a material adverse effect on our business, financial condition and results of operations.

Legal and regulatory risks

Failure to comply with the U.S. Foreign Corrupt Practices Act, or the FCPA, anti-money laundering, economic and trade sanctions regulations, and similar laws could subject us to penalties and other adverse consequences.

We may operate our business in foreign countries where companies often engage in business practices that are prohibited by U.S. and other regulations applicable to us. We are subject to anti-corruption laws and regulations, including the FCPA and other laws that prohibit the making or offering of improper payments to foreign government officials and political figures, including anti-bribery provisions enforced by the Department of Justice and accounting provisions enforced by the SEC. These laws prohibit improper payments or offers of payments to foreign governments and their officials and political parties by the United States and other business entities for the purpose of obtaining or retaining business. We have implemented policies, procedures, systems, and controls designed to identify and address potentially impermissible transactions under such laws and regulations; however, there can be no assurance that all of our employees, consultants and agents, including those that may be based in or from countries where practices that violate U.S. or other laws may be customary, will not take actions in violation of our policies, for which we may be ultimately responsible.

In addition, we are contractually required to comply with anti-money laundering laws and regulations, including the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, or the BSA. Among other things, the BSA requires subject entities to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity, and maintain transaction records.

We are also subject to certain economic and trade sanctions programs that are administered by the Department of Treasury’s Office of Foreign Assets Control, or OFAC, which prohibit or restrict transactions to or from or dealings with specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially-designated nationals of those countries, narcotics traffickers, and terrorists or terrorist organizations. Other entities may be subject to additional foreign or local sanctions requirements in other relevant jurisdictions.

Similar anti-money laundering and counter terrorist financing and proceeds of crime laws apply to movements of currency and payments through electronic transactions and to dealings with persons specified in lists maintained by the country equivalents to OFAC lists in several other countries and require specific data retention obligations to be observed by intermediaries in the payment process. Our businesses in those jurisdictions are subject to those data retention obligations.

Failure to comply with any of these laws and regulations or changes in this regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements by the government, may result in significant financial penalties, reputational harm or change the manner in which we currently conduct some aspects of our business, which could adversely affect our business, financial condition or results of operations.

Failure to protect, enforce and defend our intellectual property rights may diminish our competitive advantages or interfere with our ability to market and promote our products and services.

Our trademarks, trade names, trade secrets, patents, know-how, proprietary technology and other intellectual property are important to our future success. We believe our trademarks and trade names are widely recognized and associated with quality and reliable service. While it is our policy to protect and defend our intellectual property rights vigorously, we cannot predict whether the steps we take to protect our intellectual property will be adequate to prevent infringement, misappropriation, dilution or other potential violations of our intellectually property rights. We also cannot guarantee that others will not independently develop technology with the same or similar functions to any proprietary technology we rely on to conduct our business and differentiate ourselves from our competitors. Unauthorized parties may also attempt to copy or obtain and use our technology to develop applications with the same functionality as our solutions, and policing unauthorized use of our technology and intellectual property rights is difficult and may not be effective. Furthermore, we may face claims of infringement of third-party intellectual property rights that could interfere with our ability to market and promote our brands, products and services. Any litigation to enforce our intellectual property rights or defend ourselves against claims of infringement of third-party intellectual property rights could be costly, divert attention of management and may not ultimately be resolved in our favor. Moreover, if we are unable to successfully defend against claims that we have infringed the intellectual property rights of others, we may be prevented from using certain intellectual property or may be liable for damages, which in turn could materially adversely affect our business, financial condition or results of operations.

While software and other of our proprietary works may be protected under copyright law, we have chosen not to register any copyrights in these works, and instead, primarily rely on protecting our software as a trade secret. In order to bring a copyright infringement lawsuit in the United States, the copyright must be registered with the United States Copyright Office. Accordingly, the remedies and damages available to us for unauthorized use of our software may be limited.

We attempt to protect our intellectual property and proprietary information by requiring all of our employees, consultants and certain of our contractors to execute confidentiality and invention assignment agreements. However, we may not obtain these agreements in all circumstances, and individuals with whom we have these agreements may not comply with their terms. The assignment of intellectual property rights under these agreements may not be self-executing or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. In addition, we may not be able to prevent the unauthorized disclosure or use of our technical know-how or other trade secrets by the parties to these agreements despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures is difficult and we do not know whether the steps we have taken to protect our proprietary technologies will be effective.

In addition, we use open-source software in connection with our proprietary software and expect to continue to use open-source software in the future. Some open-source licenses require licensors to provide source code to licensees upon request, or prohibit licensors from charging a fee to licensees. While we try to insulate our proprietary code from the effects of such open-source license provisions, we cannot guarantee we will be successful. Accordingly, we may face claims from others claiming ownership of, or seeking to enforce the license terms applicable to such open-source software, including by demanding release of the open-source software, derivative works or our proprietary source code that was developed or distributed with such software. These claims could also result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change our software, any of which would have a negative effect on our business and results of operations. In addition, if the license terms for the open-source code change, we may be forced to re-engineer our software or incur additional costs.

Our existing patents may not be valid, and we may not be able to obtain and enforce additional patents to protect our proprietary rights from use by potential competitors. Companies with other patents could require us to stop using or pay to use required technology.

We have applied for, and intend to continue to apply for, patents relating to our proprietary software and technology. Such applications may not result in the issuance of any patents, and any patents now held or that may be issued may not provide adequate protection from competition. Furthermore, because the issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, it is possible that patents issued or licensed to us may be challenged successfully and found to be invalid or unenforceable. In that event, any competitive advantage that such patents might provide would be lost. If we are unable to secure or to continue to maintain patent coverage, our technology could become subject to competition from the sale of similar competing products.

Competitors may also be able to design around our patents. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. If these developments were to occur, we could face increased competition. In addition, filing, prosecuting, maintaining, defending and enforcing patents on our software and technology in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States.

Failure to comply with, or changes in, laws, regulations and enforcement activities may adversely affect the products, services and markets in which we operate.

We, our merchants and certain third party partners are subject to laws, regulations and industry standards that affect the electronic payments industry in the many countries in which our services are used. In particular, certain merchants and software partners and our sponsor bank are subject to numerous laws and regulations applicable to banks, financial institutions, and card issuers in the United States and abroad, and, consequently, we are at times affected by these foreign, federal, state, and local laws and regulations. There may be changes to the laws, regulation and standards that affect our operations in substantial and unpredictable ways at the federal and state level in the United States and in other countries in which our services are used. Changes to laws, regulations and standards, including interpretation and enforcement of such laws, regulations and standards could increase the cost of doing business or otherwise change how or where we want to do business. In addition, changes to laws, regulations and standards could affect our merchants and software partners and could result in material effects on the way we operate or the cost to operate our business.

In addition, the U.S. government has increased its scrutiny of a number of credit card practices, from which some of our merchants derive significant revenue. Regulation of the payments industry, including regulations applicable to us, our merchants and software partners, has increased significantly in recent years. Failure to comply with laws and regulations applicable to our business may result in the suspension or revocation of licenses or registrations, the limitation, suspension or termination of services or the imposition of consent orders or civil and criminal penalties, including fines which could adversely affect our business, financial condition or results of operations.

We are also subject to U.S. financial services regulations, a myriad of consumer protection laws, including economic sanctions, laws and regulations, anticorruption laws, escheat regulations and privacy and information security regulations. Changes to legal rules and regulations, or interpretation or enforcement of them, could have a negative financial effect on us. Any lack of legal certainty exposes our operations to increased risks, including increased difficulty in enforcing our agreements in those jurisdictions and increased risks of adverse actions by local government authorities, such as expropriations. In addition, certain of our alliance partners are subject to regulation by federal and state authorities and, as a result, could pass through some of those compliance obligations to us, which could adversely affect our business, financial condition or results of operations.

In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, significantly changed the U.S. financial regulatory system. Among other things, Title X of the Dodd-Frank Act established the Consumer Financial Protection Bureau, or CFPB, which regulates consumer financial products and services, including some offered by certain of our merchants. Regulation, examination and enforcement actions from the CFPB may require us to adjust our activities and may increase our compliance costs.

Separately, under the Dodd-Frank Act, debit interchange fees that a card issuer receives and which are established by a payment network for an electronic debit transaction are regulated by the Board of Governors of the Federal Reserve System, or the Federal Reserve, and must be “reasonable and proportional” to the cost incurred by the card issuer in authorizing, clearing, and settling the transaction. The Federal Reserve has capped debit interchange rates for card issuers operating in the United States with assets of $10 billion or more at the sum of $0.21 per transaction and an ad valorem component of 5 basis points to reflect a portion of the card issuer’s fraud losses plus, for qualifying card issuers, an additional $0.01 per transaction in debit interchange for fraud prevention costs. Regulations such as these could result in the need for us to make capital investments to modify our services to facilitate our existing merchants’ and potential merchants’ compliance and reduce the fees we are able to charge our merchants. These regulations also could result in greater pricing transparency and increased price-based competition leading to lower margins and higher rates of merchant attrition. Furthermore, the requirements of the regulations could result in changes in our merchants’ business practices, which could change the demand for our services and alter the type or volume of transactions that we process on behalf of our merchants.

From time to time we are subject to various legal proceedings which could adversely affect our business, financial condition or results of operations.

We are involved in various litigation matters from time to time. Such matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. Our insurance or indemnities may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. If we are unsuccessful in our defense in these litigation matters, or any other legal proceeding, we may be forced to pay damages or fines, enter into consent decrees or change our business practices, any of which could adversely affect our business, financial condition or results of operations.

Risks related to our organizational structure

Our principal asset is our interest in Shift4 Payments, LLC, and, as a result, we depend on distributions from Shift4 Payments, LLC to pay our taxes and expenses, including payments under the TRA. Shift4 Payments, LLC’s ability to make such distributions may be subject to various limitations and restrictions.

We are a holding company and have no material assets other than our ownership of LLC Interests. As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes and operating expenses or declare and pay dividends in the future, if any, are dependent upon the financial results and cash flows of Shift4 Payments, LLC and its subsidiaries and distributions we receive from Shift4 Payments, LLC. There can be no assurance that our subsidiaries will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants in our debt instruments, will permit such distributions. Although Shift4 Payments, LLC is not currently subject to any debt instruments or other agreements that would restrict its ability to make distributions to Shift4 Payments, Inc., the terms of our Credit Facilities and other outstanding indebtedness restrict the ability of our subsidiaries to pay dividends to Shift4 Payments, LLC.

Shift4 Payments, LLC reports as a partnership for U.S. federal income tax purposes and, as such, generally is not subject to any entity-level U.S. federal income tax. Instead, any taxable income of Shift4 Payments, LLC is allocated to holders of LLC Interests, including us. Accordingly, we incur income taxes on our allocable share of any net taxable income of Shift4 Payments, LLC. Under the terms of the Shift4 Payments LLC Agreement, Shift4 Payments, LLC is obligated to make tax distributions to holders of LLC Interests, including us. In addition to tax expenses, we also incur expenses related to our operations, including payments under the TRA, which we expect could be significant. We intend, as its managing member, to cause Shift4 Payments, LLC to make cash distributions to the owners of LLC Interests in an amount sufficient to (1) fund all or part of their tax obligations in respect of taxable income allocated to them and (2) cover our operating expenses, including payments under the TRA. However, Shift4 Payments, LLC’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which Shift4 Payments, LLC is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering Shift4 Payments, LLC insolvent. If we do not have sufficient funds to pay tax or other liabilities or to fund our operations (including as a result of an acceleration of our obligations under the TRA), we may have to borrow funds, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent that we are unable to make timely payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the TRA and therefore accelerate payments due under the TRA. In addition, if Shift4 Payments, LLC does not have sufficient funds to make distributions, our ability to declare and pay cash dividends will also be restricted or impaired. See “—Risks related to the ownership of our Class A common stock.”

Under the Shift4 Payments LLC Agreement, we expect Shift4 Payments, LLC, from time to time, to make distributions in cash to its equityholders, in amounts sufficient to cover the taxes on their allocable share of taxable income of Shift4 Payments, LLC. As a result of (i) potential differences in the amount of net taxable income indirectly allocable to us and to Shift4 Payments, LLC’s other equityholders, (ii) the lower tax rate applicable to corporations as opposed to individuals and (iii) the favorable tax benefits that we anticipate from (a) future purchases or redemptions of LLC Interests from the Continuing Equity Owners, (b) payments under the TRA and (c) the acquisition of interests in Shift4 Payments, LLC from its equityholders, we expect that these tax distributions may be in amounts that exceed our tax liabilities. Our board of directors will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, the payment of obligations under the TRA and the payment of other expenses. We have no obligation to distribute such cash (or other available cash) to our stockholders. No adjustments to the exchange ratio for LLC Interests and corresponding shares of Class A common stock will be made as a result of any cash distribution by us or any retention of cash by us. To the extent we do not distribute such excess cash as dividends on our Class A common stock or otherwise take ameliorative actions between LLC Interests and shares of Class A common stock and instead, for example, hold such cash balances, or lend them to Shift4 Payments, LLC, this may result in shares of our Class A common stock increasing in value relative to the value of LLC Interests. The holders of LLC Interests may benefit from any value attributable to such cash balances if they acquire shares of Class A common stock in exchange for their LLC Interests, notwithstanding that such holders may previously have participated as holders of LLC Interests in distributions that resulted in such excess cash balances.

The TRA with the Continuing Equity Owners and the Blocker Shareholders requires us to make cash payments to them in respect of certain tax benefits to which we may become entitled, and we expect that the payments we are required to make will be substantial.

Under the TRA, we are required to make cash payments to the Continuing Equity Owners and the Blocker Shareholders equal to 85% of the tax benefits, if any, that we actually realize, or in certain circumstances are deemed to realize, as a result of (1) the increases in our share of the tax basis of assets of Shift4 Payments, LLC resulting from any redemptions of LLC Interests from the Continuing Equity Owners, (2) our utilization of certain tax attributes of the Blocker Companies and (3) certain other tax benefits related to our making payments under the TRA. The payment obligations under the TRA are obligations of Shift4 Payments, Inc. and we expect that the amount of the cash payments that we are required to make under the TRA will be significant. Any payments made by us to the Continuing Equity Owners and the Blocker Shareholders under the TRA will not be available for reinvestment in our business and will generally reduce the amount of overall cash flow that might have otherwise been available to us. The payments under the TRA are not conditioned upon continued ownership of us by the exchanging Continuing Equity Owners. Furthermore, our future obligation to make payments under the TRA could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are the subject of the TRA. The actual increase in tax basis, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, including the timing of redemptions by the Continuing Equity Owners, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, the amount of gain recognized by such holders of LLC Interests, the amount and timing of the taxable income allocated to us or otherwise generated by us in the future, the portion of our payments under the TRA constituting imputed interest and the federal and state tax rates then applicable.

Our organizational structure, including the TRA, confers certain benefits upon the Continuing Equity Owners and the Blocker Shareholders that will not benefit holders of our Class A common stock to the same extent that it will benefit the Continuing Equity Owners and the Blocker Shareholders.

Our organizational structure, including the TRA, confers certain benefits upon the Continuing Equity Owners and the Blocker Shareholders that will not benefit the holders of our Class A common stock to the same extent that it will benefit the Continuing Equity Owners and the Blocker Shareholders. We entered into the TRA with Shift4 Payments, LLC, the Continuing Equity Owners and the Blocker Shareholders in connection with the completion of the IPO, which provides for the payment by Shift4 Payments, Inc. to the Continuing Equity Owners and the Blocker Shareholders of 85% of the amount of tax benefits, if any, that Shift4 Payments, Inc. actually realizes, or in some circumstances is deemed to realize, as a result of (1) the increases in the tax basis of assets of Shift4 Payments, LLC resulting from any redemptions of LLC Interests from the Continuing Equity Owners, (2) our utilization of certain tax attributes of the Blocker Companies and (3) certain other tax benefits related to our making payments under the TRA. Although Shift4 Payments, Inc. retains 15% of the amount of such tax benefits, this and other aspects of our organizational structure may adversely impact the future trading market for the Class A common stock.

In certain cases, payments under the TRA to the Continuing Equity Owners and the Blocker Shareholders may be accelerated or significantly exceed any actual benefits we realize in respect of the tax attributes subject to the TRA.

The TRA provides that upon certain mergers, asset sales, other forms of business combinations or other changes of control or if, at any time, we elect an early termination of the TRA, then our obligations, or our successor’s obligations, under the TRA to make payments would be based on certain assumptions, including an assumption that we would have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the TRA.

As a result of the foregoing, (1) we could be required to make payments under the TRA that are greater than the specified percentage of any actual benefits we ultimately realize in respect of the tax benefits that are subject to the TRA and (2) if we elect to terminate the TRA early, we would be required to make an immediate cash payment equal to the present value of the anticipated future tax benefits that are the subject of the TRA. The maximum TRA present value liability in the event of an early termination would be approximately $383.5 million, subject to the timing of such early termination, negotiation and certain assumptions, which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits. In these situations, our obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to fund or finance our obligations under the TRA.

We will not be reimbursed for any payments made to the Continuing Equity Owners or the Blocker Shareholders under the TRA in the event that any tax benefits are disallowed.

Payments under the TRA will be based on the tax reporting positions that we determine, and the U.S. Internal Revenue Service, or the IRS, or another tax authority may challenge all or part of the tax basis increases or other tax benefits we claim, as well as other related tax positions we take, and a court could sustain such challenge. If the outcome of any such challenge would reasonably be expected to materially affect a recipient’s payments under the TRA, then we will not be permitted to settle such challenge without the consent (not to be unreasonably withheld or delayed) of Searchlight and Rook. The interests of the Continuing Equity Owners and the Blocker Shareholders in any such challenge may differ from or conflict with our interests and your interests, and Searchlight and Rook may exercise their consent rights relating to any such challenge in a manner adverse to our interests and your interests. We will not be reimbursed for any cash payments previously made to the Continuing Equity Owners or the Blocker Shareholder under the TRA in the event that any tax benefits initially claimed by us and for which payment has been made to a Continuing Equity Owner or the Blocker Shareholder are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments made by us to a Continuing Equity Owner or the Blocker Shareholder will be netted against any future cash payments that we might otherwise be required to make to such Continuing Equity Owner or such Blocker Shareholder, as applicable, under the terms of the TRA. However, we might not determine that we have effectively made an excess cash payment to a Continuing Equity Owner or the Blocker Shareholder for a number of years following the initial time of such payment and, if any of our tax reporting positions are challenged by a taxing authority, we will not be permitted to reduce any future cash payments under the TRA until any such challenge is finally settled or determined. Moreover, the excess cash payments we previously made under the TRA could be greater than the amount of future cash payments against which we would otherwise be permitted to net such excess. As a result, payments could be made under the TRA significantly in excess of any tax savings that we realize in respect of the tax attributes with respect to a Continuing Equity Owner or the Blocker Shareholder that are the subject of the TRA.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our results of operations and financial condition.

We are subject to taxes by the U.S. federal, state, local and foreign tax authorities. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	allocation of expenses to and among different jurisdictions;
•	changes in the valuation of our deferred tax assets and liabilities;
•	expected timing and amount of the release of any tax valuation allowances;
•	tax effects of equity-based compensation;
•	costs related to intercompany restructurings;
•	changes in tax laws, tax treaties, regulations or interpretations thereof; or
•	lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.

In addition, we may be subject to audits of our income, sales and other taxes by U.S. federal, state, and local and foreign taxing authorities. Outcomes from these audits could have an adverse effect on our operating results and financial condition.

If we were deemed to be an investment company under the Investment Company Act of 1940, as amended, or the 1940 Act, including as a result of our ownership of Shift4 Payments, LLC, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (1) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (2) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in either of those sections of the 1940 Act.

We and Shift4 Payments, LLC conduct our operations so that we will not be deemed an investment company. As the sole managing member of Shift4 Payments, LLC, we control and operate Shift4 Payments, LLC. On that basis, we believe that our interest in Shift4 Payments, LLC is not an “investment security” as that term is used in the 1940 Act. However, if we were to cease participation in the management of Shift4 Payments, LLC, or if Shift4 Payments, LLC itself becomes an investment company, our interest in Shift4 Payments, LLC could be deemed an “investment security” for purposes of the 1940 Act.

If it were established that we were an unregistered investment company, there would be a risk that we would be subject to monetary penalties and injunctive relief in an action brought by the SEC, that we would be unable to enforce contracts with third parties and that third parties could seek to obtain rescission of transactions undertaken during the period it was established that we were an unregistered investment company. If we were required to register as an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.

Risks related to the ownership of our Class A common stock

Searchlight and our Founder will have significant influence over us, including control over decisions that require the approval of stockholders.

Searchlight and our Founder control, in the aggregate, approximately 96.9% of the voting power represented by all our outstanding classes of stock. As a result, Searchlight and our Founder continue to exercise significant influence over all matters requiring stockholder approval, including the election and removal of directors and the size of our board, any amendment of our amended and restated certificate of incorporation or bylaws and any approval of significant corporate transactions (including a sale of substantially all of our assets), and continue to have significant control over our management and policies.

Our Founder, an affiliate of our Founder and affiliates of Searchlight are members of our board of directors. These board members are designees of Searchlight and our Founder and can take actions that have the effect of delaying or preventing a change of control of us or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. These actions may be taken even if other stockholders oppose them. The concentration of voting power with Searchlight and our Founder may have an adverse effect on the price of our Class A common stock. The interests of Searchlight and our Founder may not be consistent with your interests as a stockholder.

Searchlight and their respective affiliates engage in a broad spectrum of activities. In the ordinary course of their business activities, Searchlight and their respective affiliates may engage in activities where their interests conflict with our interests or those of our stockholders. Searchlight may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us. In addition, Searchlight may have an interest in us pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to you.

The multiple class structure of our common stock has the effect of concentrating voting power with our Founder and Searchlight, which will limit your ability to influence the outcome of important transactions, including a change in control.

Our Class B common stock and Class C common stock each have ten votes per share, and our Class A common stock has one vote per share. Jared Isaacman, our Founder, Chief Executive Officer and a member of our board of directors controls approximately 49.8% of the voting power of our outstanding capital stock; and Searchlight holds approximately 47.2% of the voting power of our outstanding capital stock. Accordingly, our Founder and Searchlight together hold all of the issued and outstanding shares of our Class B common stock and Class C common stock and therefore, individually or together, are able to significantly influence matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Our Founder and Searchlight, individually or together, may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock. Future transfers by the holders of Class B common stock and Class C common stock will generally result in those shares converting into shares of Class A common stock, subject to limited exceptions.

We cannot predict the effect our multiple class structure may have on the market price of our Class A common stock.

We cannot predict whether our multiple class structure will result in a lower or more volatile market price of our Class A common stock, in adverse publicity, or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indices. In July 2017, FTSE Russell announced that it plans to require new constituents of its indices to have greater than 5% of the company’s voting rights in the hands of public stockholders, and S&P Dow Jones announced that it will no longer admit companies with multiple-class share structures to certain of its indices. Affected indices include the Russell 2000 and the S&P 500, S&P MidCap 400, and S&P SmallCap 600, which together make up the S&P Composite 1500. Also in 2017, MSCI, a leading stock index provider, opened public consultations on their treatment of no-vote and multi-class structures and temporarily barred new multi-class listings from certain of its indices and in October 2018, MSCI announced its decision to include equity securities “with unequal voting structures” in its indices and to launch a new index that specifically includes voting rights in its eligibility criteria. Under such announced policies, the multiple class structure of our common stock would make us ineligible for inclusion in certain indices and, as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to track those indices would not invest in our Class A common stock. These policies are relatively new and it is unclear what effect, if any, they will have on the valuations of publicly-traded companies excluded from such indices, but it is possible that they may depress valuations, as compared to similar companies that are included. Given the sustained flow of investment funds into passive strategies that seek to track certain indices, exclusion from certain stock indices would likely preclude investment by many of these funds and could make our Class A common stock less attractive to other investors. As a result, the market price of our Class A common stock could be adversely affected.

We are a “controlled company” within the meaning of the NYSE rules and, as a result, will qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You may not have the same protections afforded to stockholders of companies that are subject to such corporate governance requirements.

Searchlight and our Founder have more than 50% of the voting power for the election of directors, and, as a result, we are considered a “controlled company” for the purposes of the NYSE. As such, we qualify for, and intend to rely on, exemptions from certain corporate governance requirements, including the requirements to have a majority of independent directors on our board of directors, an entirely independent nominating and corporate governance committee, an entirely independent compensation committee or to perform annual performance evaluations of the nominating and corporate governance and compensation committees.

The corporate governance requirements and specifically the independence standards are intended to ensure that directors who are considered independent are free of any conflicting interest that could influence their actions as directors. We currently utilize certain exemptions afforded to a “controlled company.” As a result, we are not be subject to certain corporate governance requirements, including that a majority of our board of directors consists of “independent directors,” as defined under the rules of the NYSE. In addition, we are not be required to have a nominating and corporate governance committee or compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities or to conduct annual performance evaluations of the nominating and corporate governance and compensation committees.

Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE. Our status as a controlled company could make our Class A common stock less attractive to some investors or otherwise harm our stock price.

Certain provisions of Delaware law and antitakeover provisions in our organizational documents could delay or prevent a change of control.

Certain provisions of Delaware law and our amended and restated certificate of incorporation and amended and restated bylaws may have an antitakeover effect and may delay, defer, or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders. These provisions provide for, among other things:

•	a multi-class common stock structure;
•	a classified board of directors with staggered three-year terms;
•	the ability of our board of directors to issue one or more series of preferred stock;
•	advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;
•	certain limitations on convening special stockholder meetings;
•	prohibit cumulative voting in the election of directors; and
•	the removal of directors only for cause and only upon the affirmative vote of the holders of at least 66 2/3% of the voting power represented by our then-outstanding common stock.

These antitakeover provisions could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares.

In addition, we have opted out of Section 203 of the General Corporation Law of the State of Delaware, which we refer to as the DGCL, but our amended and restated certificate of incorporation will provide that engaging in any of a broad range of business combinations with any “interested” stockholder (any stockholder with 15% or more of our voting stock) for a period of three years following the date on which the stockholder became an “interested” stockholder is prohibited, subject to certain exceptions.

The JOBS Act allows us to postpone the date by which we must comply with certain laws and regulations intended to protect investors and to reduce the amount of information we provide in our reports filed with the SEC. We cannot be certain if this reduced disclosure will make our Class A common stock less attractive to investors.

The JOBS Act is intended to reduce the regulatory burden on “emerging growth companies.” As defined in the JOBS Act, a public company whose initial public offering of common equity securities occurs after December 8, 2011 and whose annual gross revenues are less than $1.07 billion will, in general, qualify as an “emerging growth company” until the earliest of:

•	the last day of its fiscal year following the fifth anniversary of the date of its initial public offering of common equity securities;
•	the last day of its fiscal year in which it has annual gross revenue of $1.07 billion or more;
•	the date on which it has, during the previous three-year period, issued more than $1.07 billion in nonconvertible debt; and
•

the date on which it is deemed to be a “large accelerated filer,” which will occur at such time as the company (1) has an aggregate worldwide market value of common equity securities held by non-affiliates of $700 million or more as of the last business day of its most recently completed second fiscal quarter, (2) has been required to file annual and quarterly reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, for a period of at least 12 months and (3) has filed at least one annual report pursuant to the Exchange Act.

Under this definition, we are an “emerging growth company” and could remain an “emerging growth company” until as late as the fifth anniversary of the completion of our IPO. For so long as we are an “emerging growth company,” we are, among other things:

•	not required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act;
•	not required to hold a nonbinding advisory stockholder vote on executive compensation pursuant to Section 14A(a) of the Exchange Act;
•	not required to seek stockholder approval of any golden parachute payments not previously approved pursuant to Section 14A(b) of the Exchange Act;

•	exempt from the requirement of the Public Company Accounting Oversight Board, or PCAOB, regarding the communication of critical audit matters in the auditor’s report on the financial statements; and
•	subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. This permits an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use this extended transition period and, as a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies.

We cannot predict if investors will find our Class A common stock less attractive as a result of our decision to take advantage of some or all of the reduced disclosure requirements above. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

Because we have no current plans to pay regular cash dividends on our Class A common stock, you may not receive any return on investment unless you sell your Class A common stock for a price greater than that which you paid for it.

We do not anticipate paying any regular cash dividends on our Class A common stock. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, general and economic conditions, our results of operations and financial condition, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and such other factors that our board of directors may deem relevant. In addition, our ability to pay dividends is, and may be, limited by covenants of existing and any future outstanding indebtedness we or our subsidiaries incur, including under our Credit Facilities. Therefore, any return on investment in our Class A common stock is solely dependent upon the appreciation of the price of our Class A common stock on the open market, which may not occur.

An active, liquid trading market for our Class A common stock may not be sustained, which may cause our Class A common stock to trade at a discount from the price which you paid for it and make it difficult for you to sell the Class A common stock you purchase.

We cannot predict the extent to which investor interest in us will sustain a trading market or how active and liquid that market may remain. If an active and liquid trading market is not sustained, you may have difficulty selling any of our Class A common stock that you purchase at a price above the price you purchase it or at all. The failure of an active and liquid trading market to continue would likely have a material adverse effect on the value of our Class A common stock. The market price of our Class A common stock may decline below the price which you paid for it, and you may not be able to sell your shares of our Class A common stock at or above the price you paid or at all. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our amended and restated certificate of incorporation provides, subject to limited exceptions, that unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (1) derivative action or proceeding brought on behalf of our Company, (2) action asserting a claim of breach of a fiduciary duty owed by any director, officer, or other employee or stockholder of our Company to the Company or the Company’s stockholders, creditors or other constituents, (3) action asserting a claim against the Company or any director or officer of the Company arising pursuant to any provision of the DGCL, or our amended and restated certificate of incorporation or our amended and restated bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (4) action asserting a claim against the Company or any director or officer of the Company governed by the internal affairs doctrine; provided that the exclusive forum provisions will not apply to suits brought to enforce any liability or duty created by the Securities Act or the Exchange Act, or to any claim for which the federal courts have exclusive jurisdiction. For instance, the provision would not apply to actions arising under federal securities laws, including suits brought to enforce any liability or duty created by the Securities Act, Exchange Act, or the rules and regulations thereunder. Our amended and restated certificate of incorporation further provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation.

Our amended and restated certificate of incorporation provides that the doctrine of “corporate opportunity” will not apply against Searchlight, any of our directors who are employees of or affiliated with Searchlight, Rook, any of our directors who are employees of or affiliated with Rook, or any director or stockholder who is not employed by us or our subsidiaries.

The doctrine of corporate opportunity generally provides that a corporate fiduciary may not develop an opportunity using corporate resources, acquire an interest adverse to that of the corporation or acquire property that is reasonably incident to the present or prospective business of the corporation or in which the corporation has a present or expectancy interest, unless that opportunity is first presented to the corporation and the corporation chooses not to pursue that opportunity. The doctrine of corporate opportunity is intended to preclude officers or directors or other fiduciaries from personally benefiting from opportunities that belong to the corporation. Our amended and restated certificate of incorporation provides that the doctrine of “corporate opportunity” will not apply against Searchlight, any of our directors who are employees of or affiliated with Searchlight, Rook, any of our directors who are employees of or affiliated with Rook, or any director or stockholder who is not employed by us or our subsidiaries. Searchlight, any of our directors who are employees of or affiliated with Searchlight, Rook, any of our directors who are employees of or affiliated with Rook, or any director or stockholder who is not employed by us or our subsidiaries will therefore have no duty to communicate or present corporate opportunities to us, and will have the right to either hold any corporate opportunity for their (and their affiliates’) own account and benefit or to recommend, assign or otherwise transfer such corporate opportunity to persons other than us, including to any director or stockholder who is not employed by us or our subsidiaries. Our amended and restated certificate of incorporation does not renounce our interest in any business opportunity that is expressly offered to an employee director or employee in his or her capacity as a director or employee of Shift4 Payments, Inc.

As a result, certain of our stockholders, directors and their respective affiliates are not prohibited from operating or investing in competing businesses. We therefore may find ourselves in competition with certain of our stockholders, directors or their respective affiliates, and we may not have knowledge of, or be able to pursue, transactions that could potentially be beneficial to us. Accordingly, we may lose a corporate opportunity or suffer competitive harm, which could negatively impact our business or prospects.

If securities analysts do not publish research or reports about our business or if they downgrade our stock or our sector, or if there is any fluctuation in our credit rating, our stock price and trading volume could decline.

The trading market for our Class A common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. Securities and industry analysts may not publish research on our Company. If securities or industry analysts do not continue coverage of our Company, the trading price of our shares would likely be negatively impacted. Furthermore, if one or more of the analysts who do cover us downgrade our stock or our industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, the price of our stock could decline. If one or more of these analysts stops covering us or fails to publish reports on us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

Additionally, any fluctuation in the credit rating of us or our subsidiaries may impact our ability to access debt markets in the future or increase our cost of future debt which could have a material adverse effect on our operations and financial condition, which in return may adversely affect the trading price of shares of our Class A common stock.

We are subject to rules and regulations established from time to time by the SEC and the NYSE regarding our internal control over financial reporting. If we fail to establish and maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results, or report them in a timely manner.

We are subject to the rules and regulations established from time to time by the SEC and the NYSE. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Such reporting obligations place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel.

In addition, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting by the time our second annual report is filed with the SEC and thereafter, which will require us to document and make significant changes to our internal control over financial reporting. Likewise, our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of our internal control over financial reporting at such time as we cease to be an “emerging growth company,” as defined in the JOBS Act, and we become an accelerated or large accelerated filer although, as described above, we could potentially qualify as an “emerging growth company” until as late as the fifth anniversary of the completion of our IPO.

We expect to incur costs related to implementing an internal audit and compliance function in the upcoming years to further improve our internal control environment. If we identify future deficiencies in our internal control over financial reporting or if we are unable to comply with the demands placed upon us as a public company, including the requirements of Section 404 of the Sarbanes-Oxley Act, in a timely manner, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. We also could become subject to sanctions or investigations by the SEC or other regulatory authorities. In addition, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, when required, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets and our stock price may be adversely affected.

We incur significant costs as a result of operating as a public company.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the NYSE and other applicable securities laws and regulations. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to continue to increase our legal and financial compliance costs and to make some activities more difficult, time-consuming and costly. Being a public company and being subject to such rules and regulations also makes it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions and other regulatory action and potentially civil litigation. These factors may therefore strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

Future sales, or the perception of future sales, by us or our existing stockholders in the public market could cause the market price for our Class A common stock to decline.

The sale of shares of our Class A common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our Class A common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

As of August 6, 2020, we had outstanding a total of 18,693,653 shares of Class A common stock. Of the outstanding shares, the 17,250,000 shares sold in the IPO are freely tradable without restriction or further registration under the Securities Act, other than any shares held by our affiliates. In addition, the shares of Class A common stock issued to the Former Equity Owner in the Reorganization Transactions are eligible for resale pursuant to Rule 144 without restriction or further registration under the Securities Act, other than any shares held by our affiliates. Any shares of Class A common stock held by our affiliates will be eligible for resale pursuant to Rule 144 under the Securities Act, subject to the volume, manner of sale, holding period and other limitations of Rule 144.

Our directors and executive officers, and substantially all of our stockholders entered into lock-up agreements with the underwriters prior to our IPO pursuant to which each of these persons or entities, subject to certain exceptions, for a period of 180 days after the date of our Prospectus, may not, without the prior written consent of any two of Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and Goldman Sachs & Co. LLC, or collectively, the Lock-up Release Parties, (1) offer, pledge, loan, announce the intention to sell, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, any shares of our common stock or any securities convertible into or exercisable or exchangeable for our common stock (including, without limitation, common stock or such other securities which may be deemed to be beneficially owned by such directors, executive officers, managers and members in accordance with the rules and regulations of the SEC and securities which may be issued upon exercise of a stock option or warrant), or (2) enter into any swap or other agreement that transfers, in whole or in part, any of the economic consequences of ownership of the common stock or such other securities, whether any such transaction described in clause (1) or (2) above is to be settled by delivery of common stock or such other securities, in cash or otherwise, or (3) make any demand for or exercise any right with respect to the registration of any shares of our common stock or any security convertible into or exercisable or exchangeable for our common stock.

In addition, any Class A common stock that we issue under the 2020 Equity Plan, or 2020 Plan, or other equity incentive plans that we may adopt in the future would dilute the percentage ownership held by the investors who purchase our Class A common stock.

As restrictions on resale end or if these stockholders exercise their registration rights, the market price of our shares of Class A common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of Class A common stock or other securities.

In the future, we may also issue securities in connection with investments, acquisitions or capital raising activities. In particular, the number of shares of our Class A common stock issued in connection with an investment or acquisition, or to raise additional equity capital, could constitute a material portion of our then-outstanding shares of our Class A common stock. Any such issuance of additional securities in the future may result in additional dilution to you or may adversely impact the price of our Class A common stock.

Our stock price may change significantly, and you may not be able to resell shares of our Class A common stock at or above the price you paid or at all, and you could lose all or part of your investment as a result.

You may not be able to resell your shares at or above the price which you paid for them due to a number of factors included herein, including the following:

•	results of operations that vary from the expectations of securities analysts and investors;
•	results of operations that vary from those of our competitors;
•	changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;
•	technology changes, changes in consumer behavior or changes in merchant relationships in our industry;
•	security breaches related to our systems or those of our merchants, affiliates or strategic partners;
•	changes in economic conditions for companies in our industry;
•	changes in market valuations of, or earnings and other announcements by, companies in our industry;
•	declines in the market prices of stocks generally, particularly those of global payment companies;
•	strategic actions by us or our competitors;
•

announcements by us, our competitors or our strategic partners of significant contracts, new products, acquisitions, joint marketing relationships, joint ventures, other strategic relationships, or capital commitments;

•	changes in general economic or market conditions or trends in our industry or the economy as a whole and, in particular, in the consumer spending environment;
•	changes in business or regulatory conditions;
•	future sales of our Class A common stock or other securities;
•	investor perceptions of the investment opportunity associated with our Class A common stock relative to other investment alternatives;
•	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;
•	announcements relating to litigation or governmental investigations;
•	guidance, if any, that we provide to the public, any changes in this guidance, or our failure to meet this guidance;
•	the sustainability of an active trading market for our stock;
•	changes in accounting principles; and
•	other events or factors, including those resulting from system failures and disruptions, natural disasters, war, acts of terrorism or responses to these events.

Furthermore, the stock market may experience extreme volatility that, in some cases, may be unrelated or disproportionate to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the market price of our Class A common stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our Class A common stock is low.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of management from our business regardless of the outcome of such litigation.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

In connection with the Reorganization Transactions and our IPO, we issued (a) 528,150 shares of Class A common stock on a one-for-one basis to the Former Equity Owner in exchange for 528,150 LLC Interests, (b) 915,503 shares of Class A common stock to P&W Enterprises, Inc. in exchange for 915,503 LLC Interests as satisfaction of Shift4 Payments, LLC’s pre-existing obligation to P&W Enterprises, Inc., (c) 39,204,989 shares of Class B common stock and 15,513,817 shares of Class C common stock to the Blocker Shareholders in exchange for 54,718,806 LLC Interests, and (d) 4,625,346 shares of Class C common stock for at a price per share of $21.62 to Rook in a concurrent private placement. The issuances of shares of Class A common stock, Class B common stock and Class C common Stock described in this paragraph were made in reliance on Section 4(a)(2) of the Securities Act and Rule 506 promulgated thereunder.

Use of Proceeds from the IPO

On June 4, 2020, the SEC declared effective our Registration Statement on Form S-1 (File No. 333-238307), as amended, filed in connection with our IPO, or the Registration Statement. Pursuant to the Registration Statement, we registered the offer and sale of 17,250,000 shares of our Class A common stock with a proposed maximum aggregate offering price of approximately $362.3 million. Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and Goldman Sachs & Co. LLC acted as representatives for the underwriters in the IPO. On June 9, 2020, we completed the IPO of 17,250,000 shares of our Class A common stock, including 2,250,000 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $23.00 per share and an aggregate offering price of $396.8 million. Upon completion of the IPO, we received net proceeds of approximately $363.8 million, after deducting the underwriting discounts and commissions of approximately $23.8 million and offering expenses of approximately $9.2 million. The offering terminated after the sale of all securities registered pursuant to the Registration Statement. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

There has been no material change in the use of proceeds from our IPO as described in the Prospectus. We used the net proceeds from the IPO and the concurrent private placement to purchase 23,324,537 LLC Interests directly from Shift4 Payments, LLC at a price per unit equal to the IPO price per share of Class A common stock in the IPO less the underwriting discounts and commissions. Thus, as of the date of this Quarterly Report on Form 10-Q, we have used all of the net proceeds from the IPO.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

Item 6: Exhibits

INDEX TO EXHIBITS

		Incorporated by Reference				Filed/Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation Shift4 Payments, Inc.	S-8	333-239042	4.1	06/09/2020

3.2	Amended and Restated By-Laws of Shift4 Payments, Inc.	S-8	333-239042	4.2	06/09/2020

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock.	S-1/A	333-238307	4.1	06/01/2020

10.1	Tax Receivable Agreement, dated June 4, 2020.					*

10.2	LLC Agreement of Shift4 Payments, LLC, dated June 4, 2020.					*

10.3	Stockholders Agreement, dated June 4, 2020.					*

10.4	Registration Rights Agreement, dated June 4, 2020.					*

10.5	2020 Incentive Award Plan.	S-1/A	333-238307	10.10	06/01/2020

10.6	Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement (No Continued Employment).	S-1/A	333-238307	10.11	06/01/2020

10.7	Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement (Continued Employment).	S-1/A	333-238307	10.12	06/01/2020

10.8	Non-Employee Director Compensation Policy.	S-1/A	333-238307	10.18	06/01/2020

10.9	Form of Indemnification Agreement for Executive Officers and Directors.	S-1/A	333-238307	10.19	06/01/2020

10.10	Purchase Agreement, by and between Shift4 Payments, Inc. and Rook Holdings, Inc., dated May 31, 2020.	S-1/A	333-238307	10.20	06/01/2020

10.11	Employment Agreement, by and between Shift4 Payments, Inc. and Jared Isaacman, dated May 31, 2020.					*

31.1	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Shift4 Payments, Inc.

		By:	/s/ Jared Isaacman
Jared Isaacman
Chief Executive Officer (principal executive officer)
Date:	August 12, 2020

		By:	/s/ Bradley Herring
Bradley Herring
Chief Financial Officer (principal financial officer)
Date:	August 12, 2020