Form 10-Q
period 2020-09-30
Shift4 Payments, Inc.
filed 2020-11-06
CIK 1794669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes☐ No ☒

As of November 3, 2020, there were 30,023,096 shares of the registrant’s Class A common stock, $0.0001 par value per share, outstanding, 34,885,457 shares of the registrant’s Class B common stock, $0.0001 par value per share, outstanding and 15,129,252 shares of the registrant’s Class C common stock, $0.0001 par value per share, outstanding.

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

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q. You should carefully consider these risks and uncertainties when investing in our ordinary shares. The principal risks and uncertainties affecting our business include the following:

•	the recent novel coronavirus, or COVID-19, global pandemic has had and is expected to continue to have a material adverse effect on our business and results of operations;
•	substantial and increasingly intense competition worldwide in the financial services, payments and payment technology industries may adversely affect our overall business and operations;
•	potential changes in the competitive landscape, including disintermediation from other participants in the payments chain, could harm our business;
•

our ability to anticipate and respond to changing industry trends and the needs and preferences of our merchants and consumers may adversely affect our competitiveness or the demand for our products and services;

•	because we rely on third-party vendors to provide products and services, we could be adversely impacted if they fail to fulfill their obligations;
•	acquisitions create certain risks and may adversely affect our business, financial condition or results of operations;
•	we may not be able to continue to expand our share of the existing payment processing markets or expand into new markets which would inhibit our ability to grow and increase our profitability; and
•	our Founder and Searchlight will continue to have significant influence over us. including control over decisions that require the approval of stockholders.

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements (unaudited)

SHIFT4 PAYMENTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (in millions, except share and per share amounts)

	September 30,	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$328.9	$3.7
Accounts receivable, net of allowance for doubtful accounts of $5.9 in 2020 (2019 - $2.5)	91.3	78.6
Contract assets, net of allowance for doubtful accounts of $0 in 2020 (2019 - $2.9) (Note 3)	—	6.8
Inventory (Note 5)	1.2	8.5
Prepaid expenses and other current assets (Note 12)	12.3	8.8
Total current assets	433.7	106.4
Noncurrent assets
Goodwill (Note 6)	422.0	421.3
Other intangible assets, net (Note 7)	183.0	213.2
Capitalized acquisition costs, net (Note 8)	29.7	26.4
Equipment for lease, net (Note 9)	32.7	—
Property, plant and equipment, net (Note 10)	14.0	15.4
Contract assets, net of allowance for doubtful accounts of $0 in 2020 (2019 - $1.7) (Note 3)	—	3.9
Other noncurrent assets	0.5	1.4
Total noncurrent assets	681.9	681.6
Total assets	$1,115.6	$788.0
Liabilities and Stockholders' Equity/Members' (Deficit)
Current liabilities
Current portion of debt (Note 11)	$1.8	$5.3
Accounts payable	76.7	58.1
Accrued expenses and other current liabilities (Note 12)	26.5	60.9
Deferred revenue (Note 3)	8.1	5.6
Total current liabilities	113.1	129.9
Noncurrent liabilities
Long-term debt (Note 11)	437.7	635.1
Deferred tax liability (Note 14)	5.2	4.1
Other noncurrent liabilities (Note 4)	2.1	4.8
Total noncurrent liabilities	445.0	644.0
Total liabilities	558.1	773.9
Commitments and contingencies (Note 17)
Redeemable preferred units, $100,000 par value; 430 shares authorized, issued and outstanding at December 31, 2019 (Note 18)	—	43.0
Members' deficit - Shift4 Payments, LLC (Note 19)
Class A Common units, $0 par value; 100,000 shares authorized, issued and outstanding at December 31, 2019	—	—
Class B Common units, $323 par value; 1,010 shares authorized, issued and outstanding at December 31, 2019	—	0.3
Members' equity	—	149.2
Stockholders' equity - Shift4 Payments, Inc. (Note 19)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized at September 30, 2020, none issued and outstanding	—	—
Class A common stock, $0.0001 par value per share, 300,000,000 shares authorized, 28,550,026 shares issued and outstanding at September 30, 2020	—	—
Class B common stock, $0.0001 par value per share, 100,000,000 shares authorized, 35,567,488 shares issued and outstanding at September 30, 2020	—	—
Class C common stock, $0.0001 par value per share, 100,000,000 shares authorized, 15,920,291 shares issued and outstanding at September 30, 2020	—	—
Additional paid-in capital	572.6	—
Retained deficit	(262.6)	(178.4)
Total stockholders' equity attributable to Shift4 Payments, Inc./members' (deficit)	310.0	(28.9)
Noncontrolling interests	247.5	—
Total stockholders' equity/members' (deficit)	557.5	(28.9)
Total liabilities and stockholders' equity/members' deficit	$1,115.6	$788.0

See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited) (in millions, except share and per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Gross revenue	$214.8	$193.8	$556.0	$529.3
Cost of sales	163.3	147.2	427.7	400.5
Gross profit	51.5	46.6	128.3	128.8
General and administrative expenses	35.5	37.5	147.0	90.1
Depreciation and amortization expense	16.2	10.1	37.1	29.7
Professional fees	2.9	3.3	5.8	7.1
Advertising and marketing expenses	0.8	1.6	2.9	4.4
Restructuring expenses (Note 4)	0.1	3.4	0.4	3.7
Other operating (income) expense, net (Note 3)	—	—	(12.4)	—
Total operating expenses	55.5	55.9	180.8	135.0
Loss from operations	(4.0)	(9.3)	(52.5)	(6.2)
Loss on extinguishment of debt (Note 11)	—	—	(7.1)	—
Other income, net	0.5	0.1	0.6	1.0
Interest expense	(7.1)	(12.9)	(32.1)	(38.1)
Loss before income taxes	(10.6)	(22.1)	(91.1)	(43.3)
Income tax benefit (provision) (Note 14)	0.7	(0.5)	1.0	(1.0)
Net loss (1)	(9.9)	$(22.6)	(90.1)	$(44.3)
Net loss attributable to noncontrolling interests (2)	(4.9)		(5.9)
Net loss attributable to Shift4 Payments, Inc. (3)	$(5.0)		$(84.2)

Basic and diluted net loss per share: (4)
Class A net loss per share	$(0.12)		$(0.15)
Weighted average common stock outstanding	23,309,247		22,363,399
Class C net loss per share	$(0.12)		$(0.15)
Weighted average common stock outstanding	19,222,017		19,424,100

(1)	Net loss is equal to comprehensive loss.
(2)	Net loss attributable to noncontrolling interests is equal to comprehensive loss attributable to noncontrolling interests.
(3)	Net loss attributable Shift4 Payments, Inc.is equal to comprehensive loss attributable to Shift4 Payments, Inc.
(4)

The amounts for the nine months ended September 30, 2020 represent basic and diluted loss per share of Class A and Class C common stock and weighted average shares of Class A and Class C common stock outstanding for the period from June 5, 2020 through September 30, 2020, the period following the Reorganization Transactions and Shift4 Payments, Inc.'s initial public offering described in Note 1. See Note 23 for additional information on basic and diluted net loss per share.

See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED UNITS AND STOCKHOLDERS’ EQUITY/ MEMBERS’ (DEFICIT)

(Unaudited) (in millions, except units and shares)

	Redeemable Preferred Units		Class A Common Units		Class B Common Units		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional				Total
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	Members' Equity	Retained Deficit	Noncontrolling Interests	equity (deficit)
Balances at December 31, 2019	430	$43.0	100,000	$—	1,010	$0.3	—	$—	—	$—	-	$—	$—	$149.2	$(178.4)	$—	$(28.9)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5.2)	—	(5.2)
Capital distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	(0.1)	—	—	(0.1)
Preferred return on redeemable preferred units	—	—	—	—	—	—	—	—	—	—	—	—	—	(1.2)	—	—	(1.2)
Balances at March 31, 2020	430	43.0	100,000	—	1,010	0.3	—	—	—	—	—	—	—	147.9	(183.6)	—	(35.4)
Net loss prior to Reorganization Transactions, IPO and concurrent private placement	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(72.9)	—	(72.9)
Capital distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	(0.4)	—	—	(0.4)
Preferred return on redeemable preferred units	—	—	—	—	—	—	—	—	—	—	—	—	—	(0.9)	—	—	(0.9)
Balances at June 4, 2020 prior to Reorganization Transactions, IPO and concurrent private placement	430	43.0	100,000	—	1,010	0.3	—	—	—	—	—	—	—	146.6	(256.5)	—	(109.6)
Reorganization transactions	(430)	(43.0)	(100,000)	—	(1,010)	(0.3)	528,150	—	39,204,989	—	15,513,817	—	189.9	(146.6)	—	—	43.0
Preferred dividends settled with LLC interests	—	—	—	—	—	—	—	—	—	—	—	—	2.3	—	—	—	2.3
Issuance of common stock in IPO and concurrent private placement	—	—	—	—	—	—	17,250,000	—	—	—	4,625,346	—	463.8	—	—	—	463.8
Allocation of equity to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	(211.5)	—	—	211.5	—
Issuance of common stock for change of control contingent liabilities	—	—	—	—	—	—	915,503	—	—	—	—	—	21.1	—	—	—	21.1
Issuance of restricted stock units for change of control contingent liabilities	—	—	—	—	—	—	—	—	—	—	—	—	2.1	—	—	—	2.1
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	50.0	—	—	—	50.0
Net loss subsequent to Reorganization Transactions, IPO and concurrent private placement	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1.1)	(1.0)	(2.1)
Balances at June 30, 2020	—	—	—	—	—	—	18,693,653	—	39,204,989	—	20,139,163	—	517.7	—	(257.6)	210.5	470.6
Issuance of Class A common stock in connection with Follow-on Offering	—	—	—	—	—	—	2,000,000	—	—	—	—	—	91.8	—	—	—	91.8
Allocation of equity to noncontrolling interests from Follow-on offering	—	—	—	—	—	—	—	—	—	—	—	—	(45.7)	—	—	45.7	—
Exchange of shares held by Searchlight	—	—	—	—	—	—	7,856,373	-	(3,637,501)	—	(4,218,872)	—	3.8	—	—	(3.8)	—
Other	—	—	—	—	—	—	—	—	—	—	—	—	(1.2)	—	—	—	(1.2)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	6.2	—	—	—	6.2
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5.0)	(4.9)	(9.9)
Balances at September 30, 2020	—	$—	—	$—	—	$—	28,550,026	$—	35,567,488	$—	15,920,291	$—	$572.6	$—	$(262.6)	$247.5	$557.5

See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED UNITS AND STOCKHOLDERS’ EQUITY/ MEMBERS’ (DEFICIT) (continued)

(Unaudited) (in millions, except units and shares)

	Redeemable Preferred Units		Class A Common Units		Class B Common Units		Members'	Retained
	Units	Amount	Units	Amount	Units	Amount	Equity	Deficit	Total
Balances at December 31, 2018	430	$43.0	100,000	$—	1,010	$0.3	$154.4	$(113.3)	$41.4
Net loss	—	—	—	—	—	—	—	(13.5)	(13.5)
Preferred return on redeemable preferred units	—	—	—	—	—	—	(1.2)	—	(1.2)
Cumulative effect of ASC 606 adoption	—	—	—	—	—	—	—	(7.0)	(7.0)
Balances at March 31, 2019	430	43.0	100,000	—	1,010	0.3	153.2	(133.8)	19.7
Net loss	—	—	—	—	—	—	—	(8.2)	(8.2)
Capital distributions	—	—	—	—	—	—	(0.1)	—	(0.1)
Preferred return on redeemable preferred units	—	—	—	—	—	—	(1.3)	—	(1.3)
Balances at June 30, 2019	430	43.0	100,000	—	1,010	0.3	151.8	(142.0)	10.1
Net loss	—	—	—	—	—	—	—	(22.6)	(22.6)
Preferred return on redeemable preferred units	—	—	—	—	—	—	(1.4)	—	(1.4)
Balances at September 30, 2019	430	$43.0	100,000	$—	1,010	$0.3	$150.4	$(164.6)	$(13.9)

See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (in millions)

	Nine months ended September 30,
	2020	2019
Operating activities
Net loss	$(90.1)	$(44.3)
Adjustment to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	60.1	46.3
Amortization of capitalized financing costs	2.9	2.8
Loss on extinguishment of debt	7.1	—
Deferred income taxes	1.1	0.3
Provision for bad debts	6.9	4.1
Revaluation of contingent liabilities	(5.9)	15.0
Impairment on software development costs	0.4	1.3
Equity-based compensation expense	56.2	—
Other noncash items	(0.3)	(0.7)
Impact of lease modifications	(12.4)	—
Change in operating assets and liabilities
Accounts receivable	(19.3)	(11.3)
Contract assets	(0.6)	(1.8)
Prepaid expenses and other current assets	(2.9)	(2.3)
Inventory	0.1	(2.3)
Accounts payable	16.9	13.8
Accrued expenses and other current liabilities	(5.5)	9.1
Deferred revenue	2.3	3.1
Net cash provided by operating activities	17.0	33.1
Investing activities
Residual commission buyouts	(2.1)	(3.1)
Acquisition of property, plant and equipment	(2.6)	(7.7)
Capitalized software development costs	(7.0)	(3.7)
Customer acquisition costs	(14.4)	(13.6)
Acquisition of equipment to be leased	(5.8)	—
Acquisition, net	—	(60.2)
Net cash used in investing activities	(31.9)	(88.3)
Financing activities
IPO proceeds, net of underwriting discounts and commissions	372.9	—
Proceeds from private placement	100.0	—
Follow-on Offering proceeds, net of underwriting discounts and commissions	93.4	—
Offering costs	(9.1)	—
Proceeds from long-term debt	—	20.0
Proceeds from revolving line of credit	68.5	70.0
Repayment of debt	(192.8)	(3.8)
Repayment of revolving line of credit	(89.5)	(20.0)
Payments on contingent liabilities	(1.4)	(2.3)
Deferred financing costs	(0.5)	(1.7)
Preferred return on preferred stock	(0.9)	—
Capital distributions	(0.5)	(0.1)
Net cash provided by financing activities	340.1	62.1
Change in cash and cash equivalents	325.2	6.9
Cash and cash equivalents
Beginning of period	3.7	4.8
End of period	$328.9	$11.7

Supplemental cash flow information and noncash operating and financing activities are further described in Note 24.

See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (in millions, except share, unit, per unit and merchant count amounts)

1.	Organization, Basis of Presentation and Significant Accounting Policies

Organization

Shift4 Payments, Inc., or Shift4 or the Company, was incorporated in Delaware on November 5, 2019 in order to carry on the business of Shift4 Payments, LLC and its consolidated subsidiaries.

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

Initial Public Offering and Concurrent Private Placement

On June 4, 2020, the Securities and Exchange Commission, or the SEC, declared effective the Company’s Registration Statement on Form S-1 (File No. 333-238307), as amended, filed in connection with its IPO, or the Registration Statement. The Company’s Class A common stock started trading on The New York Stock Exchange on June 5, 2020. On June 9, 2020, the Company completed its IPO of 17,250,000 shares of Class A common stock, including 2,250,000 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $23.00 per share. Upon completion of the IPO, the Company received net proceeds of approximately $362.6 million, after deducting underwriting discounts and commissions and offering expenses of approximately $34.2 million. Concurrently with the IPO, the Company also completed a $100.0 million private placement of 4,625,346 shares of Class C common stock to Rook Holdings Inc., or Rook, a corporation wholly-owned by the Company’s Founder and Chief Executive Officer. The total net proceeds from the IPO and concurrent private placement were approximately $462.6 million. Shift4 Payments, Inc. used the proceeds to purchase newly-issued limited liability company interests from Shift4 Payments, LLC, or LLC Interests. Shift4 Payments, LLC used these amounts received from Shift4 Payments, Inc. to repay certain existing indebtedness and for general corporate purposes. See Note 11 for more information.

Reorganization Transactions

In connection with the IPO, the Company completed the following transactions, or the Reorganization Transactions:

•

The limited liability company agreement of Shift4 Payments, LLC was amended and restated to, among other things, (1) convert all existing ownership interests in Shift4 Payments, LLC (including redeemable preferred units) into a single class of LLC Interests and (2) appoint Shift4 Payments, Inc. as the sole managing member of Shift4 Payments, LLC. See Note 19 for additional information.

•

The certificate of incorporation of Shift4 Payments, Inc. was amended to, among other things, authorize three classes of common stock: Class A common stock, Class B common stock, Class C common stock, and one class of preferred stock. Class A and Class C common stock have both voting and economic rights while Class B common stock has voting rights but no economic rights. See Note 19 for additional information.

•

The Company acquired all the LLC Interests held by a former equity owner of Shift4 Payments, LLC in exchange for an equivalent number of shares of Class A common stock. See Note 19 for additional information.

•	The Company acquired a portion of the LLC Interests held by certain affiliates of Searchlight Capital Partners, or Searchlight, in exchange for shares of Class B and Class C common stock.

The Reorganization Transactions resulted in the Company becoming the sole managing member of Shift4 Payments, LLC. As the sole managing member of Shift4 Payments, LLC, the Company operates and controls all of the business and affairs of Shift4 Payments, LLC. Accordingly, the Company consolidates the financial results of Shift4 Payments, LLC, and reports a noncontrolling interest in its consolidated financial statements representing the economic interest in Shift4 Payments, LLC held by Rook and Searchlight (together, the Continuing Equity Owners).

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

SHIFT4 PAYMENTS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except share, unit, per unit and merchant count amounts)

Follow-on Offering

On September 15, 2020, the Company completed a follow-on offering, in which it issued and sold 2,000,000 shares of its Class A common stock, and Searchlight and a former equity owner, which we refer to together as the selling stockholders, sold 7,856,373 and 143,627 shares of Class A common stock, respectively, at a price to the public of $48.50 per share, or the Follow-on Offering. On October 6, 2020, Searchlight and a former equity owner sold an additional 1,473,070 and 26,930 shares of Class A common stock, respectively, pursuant to the exercise by the underwriters of their option to purchase additional shares. The Company received net proceeds from the Follow-on Offering of $91.8 million, after deducting underwriting discounts and commissions and offering expenses of approximately $5.2 million. The Company did not receive any of the proceeds from the sale of Class A common stock by the selling stockholders. The total net proceeds from the Follow-on Offering were used to purchase newly-issued LLC interests directly from Shift4 Payments, LLC at a price per unit equal to the price to the public of Class A common stock in the Follow-on Offering, less underwriting discounts and commissions. Shift4 Payments, LLC used these amounts received from Shift4 Payments, Inc. for general corporate purposes.

In connection with the Follow-on Offering, the Company also completed the following transactions:

•

The redemption by Searchlight of 3,637,501 LLC Interests in exchange for 3,637,501 shares of Class A common stock, and an immediate cancellation of an equivalent number of shares of Class B common stock. On October 6, 2020, an additional 682,031 LLC Interests were exchanged for 682,031 shares of Class A common stock with an immediate cancellation of an equivalent number of shares of Class B common stock.

•

The conversion of 4,218,872 shares of Class C common stock held by Searchlight to 4,218,872 shares of Class A common stock. On October 6, 2020, an additional of 791,039 shares of Class C common stock held by Searchlight, were converted to 791,039 shares of Class A common stock.

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

These condensed consolidated financial statements are unaudited; however, in the opinion of management, they reflect all adjustments consisting only of normal recurring adjustments necessary to state fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP applicable to interim periods. The results of operations for the interim periods presented are not necessarily indicative of results for the full year or future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2019 included in the prospectus dated September 10, 2020 (File No. 333-248663), as filed with the SEC pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, or the Prospectus.

The consolidated financial statements presented herein include the financial statements of Shift4 Payments, Inc. and its wholly owned subsidiaries, Shift4 Payments, LLC, MSI Merchant Services Holdings, LLC, Harbortouch Financial, LLC, Harbortouch Lithuania, Future POS, LLC, Restaurant Manager, LLC, POSitouch, LLC, Independent Resources Network, LLC, S4-ML Holdings, LLC and Shift4 Corporation. Shift4 Payments, LLC is considered a variable interest entity, or VIE. Shift4 Payments, Inc. is the primary beneficiary and sole managing member of Shift4 Payments, LLC and has decision making authority that significantly affects the economic performance of the entity. As a result, the Company consolidates Shift4 Payments, LLC. All intercompany balances and transactions have been eliminated in consolidation.

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

Since late March, the Company has seen a significant recovery in its end-to-end payment volumes as merchants reopened their operations. As a result, as of September 30, 2020, substantially all of the Company’s workforce that was furloughed has been reinstated with additional hiring in certain areas to accommodate new merchant onboarding. Further, salary reductions were partially lifted for management across the organization. While end-to-end volumes for the nine months ended September 30, 2020 have exceeded those for the nine months ended September 30, 2019, the ultimate impact that the COVID-19 pandemic will have on the Company’s consolidated results of operations in the fourth quarter and full year 2020 remains uncertain. The Company will continue to evaluate the nature and extent of these potential impacts to its business, consolidated results of operations, and liquidity.

As of September 30, 2020, the Company had $450.0 million outstanding under the First Lien Term Loan Facility and was in compliance with the financial covenants under its debt agreements. The Company expects to be in compliance for at least 12 months following issuance of these unaudited condensed consolidated financial statements. See Notes 11 and 26 for further information on the Company’s debt obligations.

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

Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2 to Shift4 Payments, LLC’s consolidated financial statements as of and for the years ended December 31, 2018 and 2019 in the Prospectus. There have been no significant changes to these policies which have had a material impact on the Company’s interim unaudited condensed consolidated financial statements and related notes during the three and nine months ended September 30, 2020, except as noted below.

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

Income Taxes

As a result of the Reorganization Transactions, Shift4 Payments, Inc. became the sole managing member of Shift4 Payments, LLC, a partnership that is not subject to tax. Any taxable income or loss from Shift4 Payments, LLC is passed through and included in the taxable income or loss of its members, including Shift4 Payments, Inc., following the Reorganization Transactions. Shift4 Payments, Inc.

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

Basic and Diluted Net Loss Per Share

The Company applies the two-class method for calculating and presenting net loss per share, and separately presents net loss per share for Class A common stock and Class C common stock. In applying the two-class method, the Company determined that undistributed earnings should be allocated equally on a per share basis between Class A and Class C common stock. Under the Company’s Certificate of Incorporation, the holders of the Class A and Class C common stock are entitled to participate in earnings ratably, on a share-for-share basis, as if all shares of common stock were of a single class, and in such dividends as may be declared by the board of directors. Holders of the Class A and Class C common stock also have equal priority in liquidation. Shares of Class B common stock do not participate in earnings of Shift4 Payments, Inc. As a result, the shares of Class B common stock are not considered participating securities and are not included in the weighted-average shares outstanding for purposes of loss per share.

Equipment for Lease

Equipment for lease represents terminals and point-of-sale systems that are provided under the Company’s SaaS arrangements. Equipment for lease is stated at cost, less accumulated depreciation. Certain costs incurred in connection with the assembly and delivery of leased assets to the merchant are capitalized as part of the cost of such assets.

Depreciation commences when new equipment is first deployed to a merchant and is computed using the straight-line method over an estimated useful life of 3 years.

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

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected. The guidance is effective for the Company for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. Early adoption is permitted, including adoption in any interim period. The Company will adopt ASU 2018-15 effective January 1, 2021, on a prospective basis. The adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 removes certain exceptions associated with (i) intraperiod tax allocations, (ii) recognition of deferred tax liability for equity method investments of foreign subsidiaries, and (iii) the calculation of income taxes in an interim period when in a loss position. Additionally, ASU 2019-12 simplifies accounting for (i) income taxes associated with franchise taxes, (ii) tax basis of goodwill in a business combination, (iii) the allocation of tax expense to a legal entity that is not subject to tax in standalone financial statements, (iv) enacted changes in tax laws, and (v) income taxes related to employee stock ownership plans and investments in qualified affordable housing projects accounted for under the equity method. The guidance is effective for the Company for annual reporting periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company is currently assessing the timing and impact of adopting ASU 2019-12 on the Company’s consolidated financial statements.

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

Under ASC 606, the Company has three separate performance obligations under its recurring SaaS fees for point-of-sale systems provided to merchants: (1) point-of-sale software, (2) lease of hardware and (3) other support services. For the period January 1, 2019 through June 29, 2020, the hardware provided under the Company’s software as a service, or SaaS, agreements was accounted for as a sales-type lease. Effective June 30, 2020, the Company modified the terms and conditions of its SaaS arrangements and updated its operational procedures. As a result, beginning June 30, 2020, hardware provided under the Company’s SaaS agreements is accounted for as an operating lease; therefore, an increase in income of $12.4 million was recorded within “Other operating (income) expense, net” in the unaudited Condensed Consolidated Statements of Operations in the second quarter of 2020 to reflect the impact of the lease modifications. See Note 9 for more information on equipment for lease.

SHIFT4 PAYMENTS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except share, unit, per unit and merchant count amounts)

The Company has elected to apply a practical expedient for contracts that have a term of one year or less and has not disclosed either the remaining performance obligation as of the end of the reporting period or when the Company expects to recognize the revenue. The effect of the lease modifications on the unaudited condensed consolidated financial statements as of its effective date, June 30, 2020, was as follows:

	Balance prior to lease modification	Balance subsequent to lease modification	Effect of change
Contract assets, net	$11.3	$—	$(11.3)
Accounts receivable, net	67.7	68.6	0.9
Equipment under lease	—	23.3	23.3
Deferred revenue	7.7	8.2	(0.5)
Other operating (income) expense, net			(12.4)

Disaggregated Revenue

Based on similar operational characteristics, the Company’s revenue from contracts with customers is disaggregated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Payments-based revenue	$196.8	$171.9	$494.4	$465.4
Subscription and other revenues	18.0	21.9	61.6	63.9
Total	$214.8	$193.8	$556.0	$529.3

Based on similar economic characteristics, the Company’s revenue from contracts with customers is disaggregated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Over-time revenue	$210.3	$182.7	$533.8	$496.5
Point-in-time revenue	4.5	11.1	22.2	32.8
Total	$214.8	$193.8	$556.0	$529.3

SHIFT4 PAYMENTS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except share, unit, per unit and merchant count amounts)

Contract Liabilities

The Company charges merchants for various post-contract license support/service fees and annual regulatory compliance fees. These fees typically relate to a period of one year. The Company recognizes the revenue on a straight-line basis over its respective period. As of September 30, 2020 and December 31, 2019, the Company had deferred revenue of $8.1 million and $5.6 million, respectively. The change in the contract liabilities is primarily the result of a timing difference between payment from the customer and the Company’s satisfaction of each performance obligation.

The following reflects the amounts the Company recognized as annual service fees and regulatory compliance fees within "Gross revenue" in its unaudited Condensed Consolidated Statements of Operations and the amount of such fees that was included in deferred revenue at the beginning of the respective period.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Annual service fees and regulatory compliance fees	$3.5	$2.8	$10.3	$8.6
Amount of these fees included in deferred revenue at beginning of period	2.6	2.2	3.3	2.7

Capitalized Acquisition Costs, net

As of September 30, 2020 and December 31, 2019, the Company had net capitalized costs to obtain contracts of $29.7 million and $26.4 million, respectively, included in “Capitalized acquisition costs, net” in the unaudited Condensed Consolidated Balance Sheets representing upfront processing bonuses. See Note 8 for more information on capitalized acquisition costs.

4.	Restructuring

The following table summarizes the changes in the Company’s restructuring accrual:

	2018 Restructuring Activities	2019 Restructuring Activities	Total
Balance at December 31, 2019	$4.2	$1.5	$5.7
Severance payments	(1.4)	(1.5)	(2.9)
Accretion of interest (a)	0.4	—	0.4
Balance at September 30, 2020	$3.2	$—	$3.2

(a)	Accretion of interest is included within “Restructuring expenses” in the unaudited Condensed Consolidated Statements of Operations.

Accreted interest recognized related to restructuring activities associated with a historical acquisition was $0.1 million and $0.4 million for the three and nine months ended September 30, 2020, respectively.

The Company recognized $3.4 million and $3.7 million of restructuring expenses for the three and nine months ended September 30, 2019, respectively. This was primarily comprised of $3.3 million of restructuring expenses associated with the integration of Merchant Link, consisting primarily of employee and severance benefits which were paid by March 31, 2020. In addition, accreted interest recognized related to restructuring activities associated with a historical acquisition was $0.1 million and $0.4 million for the three and nine months ended September 30, 2019, respectively.

The current portion of the restructuring accrual of $1.4 million and $2.9 million at September 30, 2020 and December 31, 2019, respectively, is included within “Accrued expenses and other current liabilities” on the unaudited Condensed Consolidated Balance Sheets. The long-term portion of the restructuring accrual of $1.8 million and $2.8 million at September 30, 2020 and December 31, 2019, respectively, is included within “Other noncurrent liabilities” on the unaudited Condensed Consolidated Balance Sheets.

Of the $3.2 million restructuring accrual outstanding as of September 30, 2020, approximately $0.4 million is expected to be paid in 2020, $1.6 million in 2021 and $1.6 million in 2022, less accreted interest of $0.4 million.

SHIFT4 PAYMENTS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except share, unit, per unit and merchant count amounts)

5.	Inventory

Inventory consisted of the following:

	September 30,	December 31,
	2020	2019
Terminal systems and components	$0.7	$5.9
Point-of-sale systems and components	0.5	2.6
Total inventory	$1.2	$8.5

Effective June 30, 2020, the Company modified the terms and conditions of its SaaS arrangements and updated its operational procedures. As a result, beginning June 30, 2020, hardware provided under the Company’s SaaS agreements is accounted for as an operating lease resulting in equipment held for lease to be recorded in “Equipment for lease, net” rather than “Inventory” on the Company’s Consolidated Balance Sheets. See Note 9 for more information on equipment for lease.

6.	Goodwill

The changes in the carrying amount of goodwill were as follows:

Balance at December 31, 2019	$421.3
Measurement period adjustment (Note 2)	0.7
Balance at September 30, 2020	$422.0

7.	Other Intangible Assets, Net

Other intangible assets, net consisted of the following:

	Weighted Average	September 30, 2020
	Amortization Period (in years)	Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	8	$176.8	$100.0	$76.8
Acquired technology	10	105.2	40.2	65.0
Trademarks and trade names	9	55.5	36.8	18.7
Noncompete agreements	2	3.9	3.9	-
Capitalized software development costs	3	21.7	4.8	16.9
Leasehold interest	2	0.1	0.1	—
Residual commission buyouts (a)	3	18.1	12.5	5.6
Total intangible assets		$381.3	$198.3	$183.0

	Weighted Average	December 31, 2019
	Amortization Period (in years)	Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	8	$176.8	$81.1	$95.7
Acquired technology	10	105.2	32.2	73.0
Trademarks and trade names	9	55.5	30.1	25.4
Noncompete agreements	2	3.9	3.6	0.3
Capitalized software development costs	3	14.9	2.0	12.9
Leasehold interest	2	0.1	0.1	—
Residual commission buyouts (a)	3	15.7	9.8	5.9
Total intangible assets		$372.1	$158.9	$213.2

(a)	Residual commission buyouts include contingent payments of $3.1 million and $2.7 million as of September 30, 2020 and December 31, 2019, respectively.

SHIFT4 PAYMENTS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except share, unit, per unit and merchant count amounts)

As of September 30, 2020, the estimated amortization expense for intangible assets for each of the five succeeding years and thereafter is as follows:

2020 (remaining three months)	13.1
2021	48.6
2022	31.6
2023	20.4
2024	18.4
Thereafter	50.9
Total	$183.0

Amounts charged to expense in the unaudited Condensed Consolidated Statements of Operations for amortization of intangible assets were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Depreciation and amortization expense	$9.8	$9.5	$28.7	$28.2
Cost of sales	3.4	3.3	10.6	8.8
Total	$13.2	$12.8	$39.3	$37.0

8.	Capitalized Acquisition Costs, Net

Capitalized acquisition costs, net were $29.7 million and $26.4 million at September 30, 2020 and December 31, 2019, respectively. This consists of upfront processing bonuses with a gross carrying value of $52.3 million and $39.2 million and accumulated amortization of $22.6 million and $12.8 million at September 30, 2020 and December 31, 2019, respectively.

Capitalized acquisition costs had a weighted average amortization period of three years at September 30, 2020 and four years at December 31, 2019.

Amortization expense for capitalized acquisition costs is $4.2 million and $11.2 million for the three and nine months ended September 30, 2020, respectively, and $2.5 million and $6.9 million for the three and nine months ended September 30, 2019, respectively, and is included in “Cost of sales” in the unaudited Condensed Consolidated Statements of Operations.

As of September 30, 2020, the estimated future amortization expense for capitalized acquisition costs is as follows:

2020 (remaining three months)	$4.2
2021	14.2
2022	9.2
2023	2.1
Total	$29.7

9.	Equipment for Lease, Net

Effective June 30, 2020, the Company modified the terms and conditions of its SaaS arrangements and updated its operational procedures. As a result, beginning June 30, 2020, hardware provided under the Company’s SaaS agreements is accounted for as an operating lease resulting in equipment for lease recorded in “Equipment for lease, net” on the Company’s Consolidated Balance Sheet.

As of September 30, 2020, the cost, accumulated depreciation and net carrying value of equipment for lease was $36.0 million, $3.3 million and $32.7 million, respectively. Included in this amount was $7.3 million of equipment that was not yet initially deployed to a merchant and, accordingly, is not being depreciated.

Amounts charged to expense in the unaudited Condensed Consolidated Statements of Operations for depreciation of equipment under lease were $5.7 million for both the three and nine months ended September 30, 2020.

SHIFT4 PAYMENTS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except share, unit, per unit and merchant count amounts)

10.	Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following:

	September 30,	December 31,
	2020	2019
Equipment	$14.8	$13.3
Capitalized software	7.7	7.1
Leasehold improvements	11.5	11.3
Furniture and fixtures	3.0	2.9
Vehicles	0.2	0.2
Total property and equipment, gross	37.2	34.8
Less: Accumulated depreciation	(23.2)	(19.4)
Total property and equipment, net	$14.0	$15.4

Amounts charged to expense in the unaudited Condensed Consolidated Statements of Operations for depreciation of property, plant and equipment were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Depreciation and amortization expense	$0.8	$0.7	$2.7	$1.5
Cost of sales	0.4	0.4	1.2	1.0
Total depreciation expense	$1.2	$1.1	$3.9	$2.5

11.	Debt

The Company’s outstanding debt consisted of the following:

	September 30,	December 31,
	2020	2019
First Lien Term Loan Facility	$450.0	$511.1
Second Lien Term Loan Facility	—	130.0
Revolving Credit Facility	—	21.0
Other financing arrangements	1.8	—
Total borrowings	451.8	662.1
Less: Current portion of debt	(1.8)	(5.3)
	450.0	656.8
Less: Unamortized capitalized financing costs	(12.3)	(21.7)
Total long-term debt	$437.7	$635.1

Credit Facilities

On November 30, 2017, the Company borrowed $560.0 million of aggregate principal amount of secured term loans comprised of first lien term loans of $430.0 million due November 30, 2024, or First Lien Term Loan Facility, and second lien term loans of $130.0 million due November 30, 2025, or Second Lien Term Loan Facility. The Company used available incremental capacity to upsize the First Lien Term Loan Facility to $450.0 million in April 2019 and to $520.0 million in October 2019. In June 2020, the Company made $59.8 million in principal payments on the First Lien Term Loan Facility and repaid in full the $130.0 million outstanding under the Second Lien Term Loan Facility. The $59.8 million payment fully satisfies all required principal payments on the First Lien Term Loan Facility due prior to its maturity on November 30, 2024. Interest with respect to the First Lien Term Loan Facility is payable quarterly in arrears at a rate of LIBOR plus 4.50% per annum (5.50% at September 30, 2020). Interest with respect to the Second Lien Term Loan Facility was payable quarterly in arrears at a rate of LIBOR plus 8.50% per annum. The interest rate is determined based on the Company’s first lien leverage ratio for the preceding fiscal quarter.

SHIFT4 PAYMENTS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except share, unit, per unit and merchant count amounts)

In connection with the pre-payment of $59.8 million on the First Lien Term Loan Facility and the full repayment of $130.0 million on the Second Lien Term Loan Facility, the Company incurred a loss on extinguishment of debt of $7.1 million representing the unamortized capitalized financing costs associated with the prepaid debt, which was recorded to “Loss on extinguishment of debt” in the unaudited Condensed Consolidated Statements of Operations in the second quarter of 2020.

The First Lien Term Loan Facility and Second Lien Term Loan Facility are subject to covenants that, among other things, limit or restrict the Company in creating liens, holding any unpermitted investments or new indebtedness, making any dispositions or restricted payments unless otherwise permitted in the agreement, and making material changes to the business. In connection with the full repayment of the Second Lien Term Loan Facility in the second quarter of 2020, the Company obtained applicable releases customary to the payment in full. At September 30, 2020 and December 31, 2019, the Company was in compliance with all financial covenants.

Amortization of capitalized financing fees is included in “Interest expense” within the unaudited Condensed Consolidated Statements of Operations. Amortization expense was $0.8 million and $2.9 million for the three and nine months ended September 30, 2020, respectively, and $0.9 million and $2.8 million for the three and nine months ended September 30, 2019, respectively.

Revolving Credit Facility

The First Lien Term Loan Facility included a revolving credit facility of $40.0 million, or Revolving Credit Facility, which expires November 30, 2022. In August 2019, the Revolving Credit Facility was increased to a borrowing capacity of $90.0 million with incremental borrowings used to partially fund the Merchant Link Acquisition. The Company is subject to certain additional covenants related to the Revolving Credit Facility. The Company was in compliance with these covenants at September 30, 2020 and December 31, 2019.

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

As of December 31, 2019, the Company had outstanding borrowings of $21.0 million under the Revolving Credit Facility. In the first quarter of 2020, the Company drew $68.5 million under the Revolving Credit Facility for general corporate purposes and to strengthen its financial position amid the COVID-19 pandemic. In June 2020, the Company repaid the outstanding borrowings of $89.5 million under the Revolving Credit Facility. Borrowing capacity on the Revolving Credit Facility was $89.5 million as of September 30, 2020, net of a $0.5 million letter of credit.

12.	Other Consolidated Balance Sheet Components

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2020	2019
Prepaid insurance	$3.8	$1.2
Other prepaid expenses (a)	5.8	4.9
Agent and employee loan receivables	0.4	0.5
Taxes receivable	2.0	—
Deferred IPO-related costs (b)	—	2.0
Other current assets	0.3	0.2
Total prepaid expenses and other current assets	$12.3	$8.8

(a)	Other prepaid expenses include prepayments related to information technology, rent, tradeshows and conferences.
(b)

Primarily includes attorney and consulting fees in support of the Company’s IPO, which, at the time of the IPO, were offset against the gross proceeds of the IPO within “Additional paid-in capital” on the unaudited Condensed Consolidated Balance Sheets.

SHIFT4 PAYMENTS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except share, unit, per unit and merchant count amounts)

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2020	2019
Contingent liabilities related to earnout payments and change of control (a)	$0.9	$32.3
Accrued interest	4.2	9.2
Residuals payable	7.2	5.5
Taxes payable	0.8	1.0
Deferred tenant reimbursement allowance	3.2	3.6
Restructuring accrual	1.4	2.9
Accrued payroll	3.0	2.3
Deferred employer social security tax pursuant to the CARES Act	1.3	—
Other current liabilities	4.5	4.1
Total accrued expenses and other current liabilities	$26.5	$60.9

(a)	Represents contingent liabilities arising from certain past acquisitions. See Note 13 for information on contingent liabilities related to earnout payments and change of control.

13.	Fair Value Measurement

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

The contingent liabilities arising from expected earnout payments were measured on the acquisition date using a probability-weighted expected payment model and are remeasured periodically due to changes in management’s estimates of the number of existing point-of-sale merchants that will convert to full acquiring merchants. In determining the fair value of the contingent liabilities, management reviews the current results of the acquired business, along with projected results for the remaining earnout period, to calculate the expected earnout payment to be made using the agreed upon formula as laid out in the respective acquisition agreement. As of September 30, 2020, the majority of the contingent liabilities relate to earnout payments that are near the end of their earnout period. The Company estimated the remaining earnout liability as of September 30, 2020, which is comprised of (1) actual conversions during the third quarter 2020 that will be paid in the fourth quarter of 2020 and (2) an estimate of the earnout liability for the fourth quarter 2020 based on historical conversions. As of December 31, 2019, the earnout liabilities were discounted at a rate of 3.87% and the undiscounted estimated range of outcomes was between $1.5 million and $2.3 million.

SHIFT4 PAYMENTS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except share, unit, per unit and merchant count amounts)

Additional information regarding the contingent liabilities that are measured at fair value on a recurring basis is presented in the following tables:

	Fair value as of September 30, 2020	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Contingent liabilities related to earnout payments (a)	$0.9	$—	$—	$0.9
Total contingent liabilities	$0.9	$—	$—	$0.9

	Fair value as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Contingent liabilities related to change of control (a)	$30.4	$—	$—	$30.4
Contingent liabilities related to earnout payments (a)	1.9	—	—	1.9
Total contingent liabilities	$32.3	$—	$—	$32.3

(a)	Included in “Accrued expenses and other current liabilities” on the unaudited Condensed Consolidated Balance Sheets.

The table below provides a reconciliation of the beginning and ending balances for the Level 3 contingent liabilities:

	Nine months ended September 30,
	2020	2019
Balance at beginning of period	$32.3	$19.9
Additions (a)	1.7	—
Cash payments made for contingent liabilities related to earnout payments	(2.3)	(2.3)
Contingent liabilities related to change of control settled with Class A common stock and restricted stock units	(23.2)	—
Fair value adjustments	(7.6)	15.0
Balance at end of period	$0.9	$32.6

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

Fair value adjustments are recorded within “General and administrative expenses” within the unaudited Condensed Consolidated Statements of Operations. There were no transfers into or out of Level 3 during the nine months ended September 30, 2020 and 2019.

Other financial instruments not measured at fair value on the Company’s Consolidated Balance Sheets at September 30, 2020 and December 31, 2019 include cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses and other current liabilities as their estimated fair values reasonably approximate their carrying value as reported on the Consolidated Balance Sheets. The Company’s debt obligations are carried at their face value, which approximates fair value.

SHIFT4 PAYMENTS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except share, unit, per unit and merchant count amounts)

14.	Income Taxes

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

The Company has assessed the realizability of the net deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has recorded a full valuation allowance against the deferred tax assets at Shift4 Payments, Inc. as of the IPO and as of September 30, 2020, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, which includes temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain refundable employee retention credits. Pursuant to the CARES Act, in June 2020, the Company submitted a carryback claim related to our net operating loss carryforward generated in 2018, which resulted in an income tax benefit of $0.6 million and is reflected in "Income tax benefit (provision)" in the unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2020.

The Company’s effective tax rate was (6.6)% and 2.3% for the three months ended September 30, 2020 and 2019, respectively, and (1.1)% and 2.3% for the nine months ended September 30, 2020 and 2019, respectively. The income tax benefit for the three and nine months ended September 30, 2020 was different than the U.S. federal statutory income tax rate of 21% primarily due to the loss allocated to the noncontrolling interest and changes in the valuation allowances in the United States. In addition, the nine months ended September 30, 2020 includes a tax benefit of $0.6 million for a net operating loss carryback at Shift4 Corporation which was allowed due to the CARES Act. The income tax expense for the three and nine months ended September 30, 2019 was different than the U.S. federal statutory income tax rate of 21% primarily due to Shift4 Payments, LLC being treated as a partnership and not paying income tax.

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

The Company has not recognized any liability under the TRA after concluding it was not probable that such TRA Payments would be paid based on its estimates of future taxable income. No payments were made to the Continuing Equity Owners pursuant to the TRA during the three or nine months ended September 30, 2020. The amounts payable under the TRA will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of Shift4 Payments, Inc. in the future. If the valuation allowance recorded against the deferred tax assets applicable to the tax attributes referenced above is released in a future period, the TRA liability may be considered probable at that time and recorded within earnings.

SHIFT4 PAYMENTS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except share, unit, per unit and merchant count amounts)

If all of the remaining Continuing Equity Owners were to exchange all of their LLC Units, the Company would recognize a deferred tax asset of approximately $516.5 million and a TRA liability of approximately $439.0 million, assuming (i) that the Continuing Equity Owners redeemed or exchanged all of their LLC Units immediately as of September 30, 2020 at a price of $35.50 per share of its Class A common stock, (ii) no material changes in relevant tax law, (iii) a constant corporate tax rate of 24.2%, (iv) that the Company earns sufficient taxable income in each year to realize on a current basis all tax benefits that are subject to the TRA, and (v) that the blocker attributes are not limited pursuant to section 382 of the Internal Revenue Code. The actual amount of deferred tax assets and related liabilities are impacted by the timing of the exchanges, the valuation of Shift4 Corporation, the price of the Company’s shares of Class A common stock at the time of the exchange, and the tax rates then in effect. The Company may elect to completely terminate the TRA early only with the written approval of each of a majority of its independent directors, although it has no plans to do so at this time. As a result, the Company would be required to make an immediate cash payment equal to the present value of the anticipated future tax benefits that are the subject of the TRA.

15.	Operating Lease Agreements

The Company has leases under noncancellable agreements which expire on various dates through November 30, 2028.

Total rent expense, which is included in “General and administrative expenses” in the unaudited Condensed Consolidated Statements of Operations, was $1.3 million and $4.7 million for the three and nine months ended September 30, 2020, respectively, and $1.2 million and $2.6 million for the three and nine months ended September 30, 2019, respectively.

The following are the future minimum rental payments required under the operating leases as of September 30, 2020:

2020 (remaining three months)	$1.5
2021	5.6
2022	4.2
2023	2.7
2024	2.3
Thereafter	6.2
Total	$22.5

The Company expects to receive future minimum lease payments for hardware provided under the Company’s SaaS agreements of $11.2 million from October 1, 2020 through September 30, 2021. See Notes 3 and 9 for more information on the accounting for these operating leases.

16.	Related Party Transactions

The Company has a month-to-month service agreement with a shareholder of the Company, including access to aircrafts and a property. Total expense for this service, which is included in “General and administrative expenses” in the unaudited Condensed Consolidated Statements of Operations, was $0.2 million for the nine months ended September 30, 2020 and $0.1 million and $0.3 million for the three and nine months ended September 30, 2019, respectively. There were no amounts outstanding at September 30, 2020 and December 31, 2019. On May 31, 2020, the Company amended the monthly fee and added services in this month-to-month service agreement with a shareholder of the Company.

Shift4 Payments, LLC incurred management fees to its respective shareholders, prior to the IPO, which is included in “Professional fees” in the unaudited Condensed Consolidated Statements of Operations, of $0.8 million for the nine months ended September 30, 2020 and $0.5 million and $1.5 million for the three and nine months ended September 30, 2019, respectively. The Company had $0.5 million in management fees outstanding as of December 31, 2019, included within “Accounts payable” in the unaudited Condensed Consolidated Balance Sheets. Management fees due to the Company’s respective shareholders were fully paid as of June 30, 2020 and are not required to be paid subsequent to the IPO.

Rook entered into a margin loan agreement pursuant to which it pledged LLC Interests and shares of the Company’s Class A and Class B common stock (collectively, Rook Units) to secure a margin loan. If Rook were to default on its obligations under the margin loan and fail to cure such default, the lender would have the right to exchange and sell up to 7,035,422 Rook units to satisfy Rook’s obligation.

SHIFT4 PAYMENTS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except share, unit, per unit and merchant count amounts)

17.	Commitments and Contingencies

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

Effective March 2016, the Company’s board of directors approved a means by which key employees of the Company may be given an opportunity to earn a bonus as a result of a Change of Control, defined as a merger, consolidation, exchange, conveyance, or sale of the Company, or an IPO pursuant to the Securities Act of 1933, or the Qualifying Transaction. As of December 31, 2019, the Company did not deem a qualifying transaction probable and thus, no amounts were recorded in the consolidated financial statements. In conjunction with the IPO, the Company issued $56.9 million in the form of 2,475,830 restricted stock units to these key employees based upon the initial offering price of $23.00 per share. These awards vest over time but are not subject to continued service. See Note 22 for more information on the Company’s equity-based compensation plan.

18.	Redeemable Preferred Units

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

During the three months ended September 30, 2019, $1.4 million of preferred dividends were accrued and recognized as a reduction of “Members’ Deficit.” During the nine months ended September 30, 2020 and 2019, $2.1 million and $3.9 million, respectively, of preferred dividends were accrued and recognized as a reduction of “Members’ Deficit.” Total cumulative accrued but unpaid dividends as of December 31, 2019 were $1.2 million, and were recorded in “Accrued expenses and other current liabilities” on the Consolidated Balance Sheets. Preferred dividends outstanding at the time of the IPO were $3.2 million, of which $0.9 million was settled in cash and $2.3 million was converted to LLC Interests in conjunction with the IPO.

In connection with the Reorganization Transactions, the redeemable preferred units were converted into LLC Interests.

19.	Stockholders’ Equity/Members’ Deficit

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

Initial Public Offering

As described in Note 1, the Company completed its IPO of 17,250,000 shares of Class A common stock, including 2,250,000 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $23.00 per share. The Company received net proceeds of approximately $362.6 million, after deducting underwriting discounts and commissions and offering expenses. Concurrently with the IPO, the Company also completed a $100.0 million private placement of 4,625,346 shares of Class C common stock, which were valued by a third party at a price per share equal to the purchase price. The total net proceeds from the IPO and concurrent private placement were approximately $462.6 million. The Company used the total proceeds to purchase newly issued LLC Interests from Shift4 Payments, LLC. Shift4 Payments, LLC used these amounts received from Shift4 Payments, Inc. to repay certain existing indebtedness and for general corporate purposes.

SHIFT4 PAYMENTS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except share, unit, per unit and merchant count amounts)

Follow-on Offering

As described in Note 1, on September 15, 2020, the Company completed an offering of 2,000,000 shares of its Class A common stock, and Searchlight and a former equity owner, sold 7,856,373 and 143,627 shares, respectively, of Class A common stock at a price to the public of $48.50 per share. On October 6, 2020, Searchlight and a former equity owner sold an additional 1,473,070 and 26,930 shares, respectively, of Class A common stock pursuant to the exercise by the underwriters of their option to purchase additional shares. The Company received net proceeds from the Follow-on Offering of $91.8 million, after deducting underwriting discounts and commissions and offering expenses of approximately $5.2 million. The Company did not receive any of the proceeds from the sale of Class A common stock by the selling stockholders. The total net proceeds from the Follow-on Offering were used to purchase newly-issued LLC Interests directly from Shift4 Payments, LLC at a price per unit equal to the price to the public of Class A common stock in the Follow-on Offering, less underwriting discounts and commissions. Shift4 Payments, LLC used these amounts received from Shift4 Payments, Inc. for general corporate purposes.

In connection with the Follow-on Offering, the Company also completed the following transactions:

•

The redemption by Searchlight of 3,637,501 LLC Interests in exchange for 3,637,501 shares of Class A common stock, and an immediate cancellation of an equivalent number of shares of Class B common stock. On October 6, 2020, an additional 682,031 LLC Interests were exchanged for 682,031 shares of Class A common stock with an immediate cancellation of an equivalent number of shares of Class B common stock.

•

The conversion of 4,218,872 shares of Class C common stock held by Searchlight to 4,218,872 shares of Class A common stock. On October 6, 2020, an additional 791,039 shares of Class C common stock held by Searchlight were converted to 791,039 shares of Class A common stock.

20.	Noncontrolling Interests

Shift4 Payments, Inc. is the sole managing member of Shift4 Payments, LLC, and consolidates the financial results of Shift4 Payments, LLC. The noncontrolling interests balance represents the economic interest in Shift4 Payments, LLC held by the Continuing Equity Owners. The following table summarizes the ownership of LLC Interests in Shift4 Payments, LLC:

	LLC Interests			Ownership percentage
	Shift4 Payments, Inc.	Continuing Equity Owners	Total	Shift4 Payments, Inc.	Continuing Equity Owners	Total
Balances at June 4, 2020	38,832,816	39,204,989	78,037,805	49.8%	50.2%	100.0%
Issuance of LLC units	2,000,000	—	2,000,000	1.2%	(1.2%)	—
Redemption of LLC units	3,637,501	(3,637,501)	—	4.6%	(4.6%)	—
Balances at September 30, 2020	44,470,317	35,567,488	80,037,805	55.6%	44.4%	100.0%

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

As described in Note 1, on September 15, 2020, the selling stockholders sold 8,000,000 shares of Class A common stock in the Follow-on Offering. On October 6, 2020, the selling stockholders sold 1,500,000 shares of Class A common stock pursuant to the exercise by the underwriters of their option to purchase additional shares. This included an additional 682,031 LLC Interests that were exchanged for 682,031 shares of Class A common stock with an immediate cancellation of an equivalent number of Class B shares of common stock. As a result, as of October 6, 2020, Shift4 Payments, Inc. owns 56.4% of Shift4 Payments, LLC and the Continuing Equity Owners own 43.6% of Shift4 Payments LLC.

SHIFT4 PAYMENTS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except share, unit, per unit and merchant count amounts)

21.	Employee Benefit Plan

The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code covering full-time employees who meet minimum age and service requirements. The provisions of the plan include a discretionary corporate contribution. The Company’s expense for discretionary matching contributions, which is included in “General and administrative expenses” in the unaudited Condensed Consolidated Statements of Operations, was $0.1 million and $0.6 million for the three and nine months ended September 30, 2020, respectively, and $0.3 million and $0.8 million for the three and nine months ended September 30, 2019, respectively.

22.Equity-based Compensation

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

RSUs

RSUs represent the right to receive shares of the Company’s Class A common stock at a specified date in the future. In connection with the IPO, the Company granted 4,690,167 RSUs under the 2020 Plan, consisting of:

•	2,475,830 RSUs not subject to continued service, which vest in June 2021.
•	421,548 RSUs subject to continued service, which vest 50% in December 2020, and the remaining 50% in December 2021.
•	1,764,535 RSUs subject to continued service, vesting in equal installments at each anniversary of the grant date, over a three-year period.
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

The RSU activity for the three and nine months ended September 30, 2020 was as follows:

	Three months ended September 30, 2020		Nine months ended September 30, 2020
	Number of RSUs	Weighted Average Grant Date Fair Value	Number of RSUs	Weighted Average Grant Date Fair Value
Balance at beginning of period	4,629,812	$21.41	—	$—
Granted	59,283	22.29	4,690,167	21.42
Vested	—	—	—	—
Forfeited or cancelled	(13,351)	23.00	(14,423)	23.00
Balance at end of period	4,675,744	$21.42	4,675,744	$21.42

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

SHIFT4 PAYMENTS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except share, unit, per unit and merchant count amounts)

The Company recognized equity-based compensation expense of $6.2 million and $56.2 million for the three and nine months ended September 30, 2020, respectively. At September 30, 2020, the total unrecognized equity-based compensation expense related to outstanding RSUs was $44.0 million, which is expected to be recognized over a weighted-average period of 2.42 years.

As of September 30, 2020, RSUs are the only form of equity-based compensation outstanding.

23.	Basic and Diluted Net Loss per Share

The following table presents the calculation of basic and diluted net loss per share for the periods following the Reorganization Transactions under the two-class method. See Note 1 for additional information related to basic and diluted net loss per share.

Prior to the Reorganization Transactions and IPO, the Shift4 Payments, LLC membership structure included Class A Common units and Class B Common units. The Company analyzed the calculation of net loss per unit for periods prior to the IPO and determined that it resulted in values that would not be meaningful to the users of these unaudited consolidated financial statements. Therefore, loss per unit information has not been presented for the three and nine months ended September 30, 2019. The basic and diluted net loss per share for the nine months ended September 30, 2020 represents only the period from June 5, 2020 to September 30, 2020, the period where the Company had outstanding Class A and Class C common stock.

Basic net loss per share has been computed by dividing net loss attributable to common shareholders for the period subsequent to the Reorganization Transactions by the weighted average number of shares of common stock outstanding for the same period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period in which the shares were outstanding. Diluted net loss per share has been computed in a manner consistent with that of basic net loss per share while giving effect to all shares of potentially dilutive common stock that were outstanding during the period.

	Three months ended September 30, 2020	June 5, 2020 through September 30, 2020
Net loss	$(9.9)	$(12.0)
Net loss attributable to noncontrolling interests	(4.7)	$(5.7)
Net loss attributable to common shareholders	$(5.2)	$(6.3)
Numerator - Basic and Diluted:
Net loss attributable to common shareholders	$(5.2)	$(6.3)
Allocation of net loss among common shareholders:
Net loss allocated to Class A common stock	$(2.9)	$(3.4)
Net loss allocated to Class C common stock	$(2.3)	$(2.9)
Denominator - Basic and Diluted:
Weighted average shares of Class A common stock outstanding	23,309,247	22,363,399
Weighted average shares of Class C common stock outstanding	19,222,017	19,424,100
Net loss per share - Basic and Diluted:
Class A common stock	$(0.12)	$(0.15)
Class C common stock	$(0.12)	$(0.15)

Excluded from the computation of diluted net loss per share for both the three and nine months ended September 30, 2020 are 2,171,660 employee RSUs and 46,170 non-employee director RSUs because the effect would have been anti-dilutive. Additionally, for the three months ended September 30, 2020 and for the period from June 5, 2020 through September 30, 2020, 35,567,488 shares of Class A common stock, convertible upon redemption of the noncontrolling interest by the Continuing Equity Owners, were excluded from the calculation of diluted net loss per share as the effect would be anti-dilutive.

SHIFT4 PAYMENTS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except share, unit, per unit and merchant count amounts)

24.	Supplemental Cash Flow Information

Supplemental cash flow information consisted of the following:

	Nine months ended September 30,
	2020	2019
Cash paid for income taxes, net of refunds	$0.8	$0.2
Cash paid for interest	$33.0	$35.3
Noncash financing activities
Contingent consideration settled with Class A common stock	$21.1	$—
Short-term financing for directors and officers insurance	$3.4	$—
Preferred return on preferred stock settled with LLC Interests	$2.3	$—
Offering costs not yet paid	$0.8	$—
Accrued preferred return on redeemable preferred units	$—	$3.9
Noncash operating activity
Deferred compensation settled with restricted stock units	$2.1	$—

25.	Segments

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

No single customer accounted for more than 10% of the Company’s revenue during the three and nine months ended September 30, 2020 and 2019. The Company’s operations are concentrated in the United States.

The following table summarizes gross revenue by revenue type:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Payments-based revenue	$196.8	$171.9	$494.4	$465.4
Subscription and other revenues	18.0	21.9	61.6	63.9
Total gross revenue	214.8	193.8	556.0	529.3
Less: network fees	127.1	114.1	321.8	308.0
Less: Other costs of sales	36.2	33.1	105.9	92.5
Gross profit	$51.5	$46.6	$128.3	$128.8

26.	Subsequent Events

Acquisitions

On October 16, 2020, the Company acquired a hospitality technology vendor, for approximately $10.0 million. This acquisition enables the boarding of the vendor’s customers on the Company’s end-to-end acquiring solution and empowers the Company’s distribution partners to sign the vendor’s customer accounts and leverage the combined expertise to handle all aspects of installation, service, and support.

On November 4, 2020, the Company acquired Infomart2000 Corp., which does business as 3dcart, for approximately $40.0 million in cash and $19.6 million in shares of the Company’s Class A common stock. The acquisition expands the Company’s omni-channel transaction capabilities and will enable 3dcart merchants to augment their ecommerce platform experience with the Company’s secure integrated payments solutions. In addition, the Company’s indirect sales distribution network will be able to offer 3dcart’s turnkey ecommerce capabilities to the Company’s new and existing POS and payments customers.

SHIFT4 PAYMENTS, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except share, unit, per unit and merchant count amounts)

Due to the timing of these acquisitions, the initial accounting for the acquisitions, including the valuation of assets and liabilities acquired is incomplete. As such, the Company is not able to disclose certain information including the preliminary fair value of assets acquired and liabilities assumed.

Debt Issuance

On October 29, 2020, Shift4 Payments, LLC and Shift4 Payments Finance Sub, Inc., issued $450.0 million aggregate principal amount of 4.625% Senior Notes due 2026, or the 4.625% Senior Notes. The 4.625% Senior Notes were priced at par value and bear interest annually. Interest will be paid semi-annually in arrears. The proceeds from the 4.625% Senior Notes, together with cash on hand, were used to repay all indebtedness outstanding under the First Lien Term Loan Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the information presented in unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our prospectus, dated September 10, 2020, filed with the Securities and Exchange Commission, or the SEC, in accordance with Rule 424(b) of the Securities Act of 1933, as amended, on September 14, 2020, or the Prospectus, in connection with the Follow-on Offering (as defined below). The following discussion and analysis reflects the historical results of operations and financial position of Shift4 Payments, LLC and its consolidated subsidiaries prior to the Reorganization Transactions (as defined below) on June 4, 2020 and that of Shift4 Payments, Inc. and its consolidated subsidiaries (including Shift4 Payments, LLC) following the completion of the Reorganization Transactions. In addition to historical information, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, liquidity and capital resources, that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described in “Cautionary Note Regarding Forward-Looking Statements,” and “Risk Factors” in this Quarterly Report on Form 10-Q. We assume no obligation to update any of these forward-looking statements.

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

•	“Follow-on Offering” refers to the sale by the Company and by Searchlight and the former equity owner of Class A common stock subsequent to the IPO and Reorganization transactions.
•	“Founder” refers to Jared Isaacman, our Chief Executive Officer and the sole stockholder of Rook Holdings Inc. Our Founder is a Continuing Equity Owner and an owner of Class C common stock.
•	“Former Equity Owner” refers to FPOS Holding Co., Inc. who exchanged its LLC Interests for shares of our Class A common stock in connection with the consummation of the Reorganization Transactions.
•	“Rook” refers to Rook Holdings Inc., a Delaware corporation wholly-owned by our Founder and for which our Founder is the sole stockholder.
•

“Searchlight” refers to Searchlight Capital Partners, L.P., a Delaware limited partnership, and certain funds affiliated with Searchlight. Searchlight is a Continuing Equity Owner and an owner of Class C common stock.

•	“Shift4 Payments LLC Agreement” refers to Shift4 Payments, LLC’s amended and restated limited liability company agreement.
•

“Reorganization Transactions” refer to certain organizational transactions that we effected in connection with our IPO in June 2020. See Notes 1 and 19 to our unaudited condensed consolidated financial statements for a description of the Reorganization Transactions and the section entitled “Reorganization Transactions” below.

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

Our end-to-end payments offering combines our payments platform, including our proprietary gateway and breadth of software integrations, and our suite of technology solutions to create a compelling value proposition for our merchants. Our end-to end payment volume was $7.1 billion and $5.9 billion for the three months ended September 30, 2020 and 2019, respectively, and $17.5 billion and $16.1 billion for the nine months ended September 30, 2020 and 2019, respectively. This end-to-end payment volume contributed approximately 65% and 57% of gross revenue less network fees for the three months ended September 30, 2020 and 2019, respectively, and 60% and 58% of gross revenue less network fees for the nine months ended September 30, 2020 and 2019, respectively.

Our merchants range from small to medium sized businesses, or SMBs, to large enterprises across numerous verticals in which we have deep industry expertise, including food and beverage, lodging and leisure.

Recent acquisitions

Hospitality technology vendor

On October 16, 2020, we acquired a hospitality technology vendor, for approximately $10.0 million. This acquisition enables the boarding of the vendor’s customers on our end-to-end acquiring solution and empowers our distribution partners to sign the vendor’s customer accounts and leverage the combined expertise to handle all aspects of installation, service, and support.

Informart2000 Corp.

On November 4, 2020, we acquired Infomart2000 Corp., which does business as 3dcart, for approximately $40.0 million in cash and $19.6 million in shares of the Company’s Class A common stock. The acquisition expands our omni-channel transaction capabilities and will enable 3dcart merchants to augment their ecommerce platform experience with our secure integrated payments solutions. In addition, our indirect sales distribution network will be able to offer 3dcart’s turnkey ecommerce capabilities to our new and existing POS and payments customers.

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

Initial public offering and concurrent private placement

On June 9, 2020, we completed our IPO of 17,250,000 shares of Class A common stock, including 2,250,000 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $23.00 per share. Upon completion of the IPO, we received net proceeds of approximately $362.6 million, after deducting underwriting discounts and commissions and offering expenses of approximately $34.2 million. Concurrently with the IPO, we also completed a $100.0 million private placement of 4,625,346 shares of Class C common stock to Rook. The total net proceeds from the IPO and concurrent private placement were approximately $462.6 million. Shift4 Payments, Inc. used the total proceeds to purchase newly-issued LLC Interests, from Shift4 Payments, LLC. Shift4 Payments, LLC used these amounts received from Shift4 Payments, Inc. to repay certain existing indebtedness and for general corporate purposes.

Follow-on Offering

On September 15, 2020, we completed a Follow-on Offering in which we issued and sold 2,000,000 shares of our Class A common stock, and Searchlight and a former equity owner, which we refer to together as the selling stockholders, sold 7,856,373 and 143,627 shares of Class A common stock, respectively, at a price to the public of $48.50 per share. On October 6, 2020, Searchlight and a former equity owner sold an additional 1,473,070 and 26,930 shares of Class A common stock, respectively, pursuant to the exercise by the underwriters of their option to purchase additional shares. We received net proceeds from the Follow-on Offering of $91.8 million, after deducting underwriting discounts and commissions and offering expenses of approximately $5.2 million. We did not receive any of the proceeds from the sale of Class A common stock by the selling stockholders. The total net proceeds from the Follow-on Offering were used to purchase newly-issued LLC Interests directly from Shift4 Payments, LLC at a price per unit equal to the price to the public of Class A common stock in the Follow-on Offering, less underwriting discounts and commissions. Shift4 Payments, LLC used these amounts received from Shift4 Payments, Inc. for general corporate purposes.

In connection with the Follow-on Offering, the Company also completed the following transactions:

•

The redemption by Searchlight of 3,637,501 LLC Interests in exchange for 3,637,501 shares of Class A common stock, and an immediate cancellation of an equivalent number of shares of Class B common stock. On October 6, 2020, an additional 682,031 LLC Interests were exchanged for 682,031 shares of Class A common stock with an immediate cancellation of an equivalent number of shares of Class B common stock.

•

The conversion of 4,218,872 shares of Class C common stock held by Searchlight to 4,218,872 shares of Class A common stock. On October 6, 2020, an additional 791,039 shares of Class C common stock held by Searchlight, were converted to 791,039 shares of Class A common stock.

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

The Reorganization Transactions resulted in Shift4 Payments, Inc. becoming the sole managing member of Shift4 Payments, LLC. As the sole managing member of Shift4 Payments, LLC, we operate and control all of the business and affairs of Shift4 Payments, LLC. Accordingly, we consolidate the financial results of Shift4 Payments, LLC, and report a noncontrolling interest related to the interests in Shift4 Payments, LLC held by the Continuing Equity Holders on our consolidated financial statements.

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

In response to these developments, we have implemented measures to focus on the safety of our employees, including implementing remote working capabilities, and to support our merchants as they shifted to take-out and delivery operations, while at the same time seeking to mitigate the impact on our financial position and operations.

We have also implemented new programs to help ease the burden for our merchants, encourage customers to support their local small businesses and restaurants, and incentivize new merchants to enroll in our end-to-end payment platform. Specifically, we have:

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

We believe we have sufficient liquidity to satisfy our cash needs over the next twelve months, however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times. Our business was not significantly impacted by the COVID-19 pandemic until the latter part of March 2020, at which time our end-to-end payment volumes declined 70%. At that time, we took the following actions to increase liquidity and strengthen our financial position:

•	furloughed approximately 25% of our employees. As of September 30, 2020, we reinstated substantially all of our workforce and are hiring in certain areas to accommodate new merchant onboarding;
•	accelerated approximately $30.0 million of annual expense reduction plans related to prior acquisitions, including the Merchant Link Acquisition;
•	re-prioritized our capital projects to defer certain non-essential improvements;
•	instituted a company-wide hiring freeze, which was lifted in August 2020; and
•	reduced salaries for management across the organization, which were partially reinstated as of August 2020.

Since late March when shelter-in-place, social distancing, the closing of non-essential businesses and other restrictive measures were first put in place across the United States, we have seen a significant recovery in our end-to-end payment volumes and, for the trailing seven days leading up to September 30, 2020, end-to-end payment volumes were approximately 97% of pre-COVID volumes in 2020. While end-to-end payment volumes for the nine months ended September 30, 2020 have exceeded those for the nine months ended September 30, 2019, the ultimate impact that the COVID-19 pandemic will have on our consolidated results of operations in the fourth quarter and full year 2020 remains uncertain. We will continue to evaluate the nature and extent of these potential impacts to our business, consolidated results of operations, and liquidity. See “Risk Factors—Business risks—The recent novel coronavirus, or COVID-19, global pandemic has had and is expected to continue to have a material adverse effect on our business and results of operations.”

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security, or CARES, Act was signed into law. The CARES Act provides a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief and government loans, grants and investments. The CARES Act includes, among other things, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits and technical corrections to tax depreciation methods for qualified improvement property. Pursuant to the CARES Act, in June 2020, we submitted a carryback claim related to our net operating loss carryforward generated in 2018, which provided a cash tax savings of $0.6 million and is reflected in the condensed consolidated financial statements for the nine months ended September 30, 2020. We will continue to monitor any effects that may result from the CARES Act or other government relief programs that are made available in the future.

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

Investment in product, distribution and operations. We make significant investments in both new product development and existing product enhancement, such as mobile point-of-sale and cloud enablement for our software partners’ existing systems. New product features and functionality are brought to market through varied distribution and promotional activities including collaborative efforts with industry leading software providers, trade shows, and customer conferences. Further, we will continue to invest in operational support in order to maintain service levels expected by our merchant customers. We believe these investments in product development and software integrations will lead to long-term growth and profitability. For example, numerous new products and enhancements that we introduced throughout 2020, continue to allow our merchants the ability to enhance the customer experience in a more dynamic commerce environment through contactless payment methods and QR code based mobile payment technologies.

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

Gross revenue consists primarily of payments-based revenue and subscription and other revenues:

Payments-based revenue includes fees for payment processing services and gateway services. Payment processing fees are primarily driven as a percentage of payment volume. They may also have a fixed fee, a minimum monthly usage fee and a fee based on transactions. Gateway services, data encryption and tokenization are primarily driven by per transaction fees as well as monthly usage fees.

Subscription and other revenues include software as a service, or SaaS, fees for point-of-sale systems provided to merchants. Point-of-sale SaaS fees are assessed based on the type and quantity of point-of-sale systems deployed to the merchant. This includes statement fees, fees for our proprietary business intelligence software, annual fees, regulatory compliance fees and other miscellaneous services such as help desk support and warranties on equipment. This also includes revenue derived from third party residuals, automated teller machine services, and fees charged for technology support.

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

Other costs of sales includes amortization of capitalized software development costs, capitalized software, acquired technology and capitalized customer acquisition costs. It also includes incentives, shipping and handling costs related to the delivery of devices and through June 30, 2020, contains other contract fulfillment costs. Subsequent to June 30, 2020, other contract fulfilment costs are capitalized as equipment for lease. Capitalized software development costs are amortized using the straight-line method on a product-by-product basis over the estimated useful life of the software. Capitalized software, acquired technology and capitalized acquisition costs are amortized on a straight-line basis in accordance with our accounting policies.

General and administrative expenses consist primarily of compensation, benefits and other expenses associated with corporate management, finance, human resources, shared services, information technology and other activities. Prior to June 30, 2020, when our hardware provided under our SaaS agreements was accounted for as sales-type leases, general and administrative expenses also included the cost of equipment deployed that did not have a corresponding revenue stream, such as demonstration equipment and certain customer upgrades.

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

Comparison of results for the three months ended September 30, 2020 and 2019

The following table sets forth the unaudited condensed consolidated statements of operations for the periods presented.

	Three months ended September 30,
(in millions)	2020	2019	$ change	% change
Payments-based revenue	$196.8	$171.9	$24.9	14.5%
Subscription and other revenues	18.0	21.9	(3.9)	(17.8%)
Total gross revenue	214.8	193.8	21.0	10.8%
Less: network fees	127.1	114.1	13.0	11.4%
Less: Other costs of sales	36.2	33.1	3.1	9.4%
Gross profit	51.5	46.6	4.9	10.5%
General and administrative expenses	35.5	37.5	(2.0)	(5.3%)
Depreciation and amortization expense	16.2	10.1	6.1	60.4%
Professional fees	2.9	3.3	(0.4)	(12.1%)
Advertising and marketing expenses	0.8	1.6	(0.8)	(50.0%)
Restructuring expenses	0.1	3.4	(3.3)	(97.1%)
Total operating expenses	55.5	55.9	(0.4)	(0.7%)
Loss from operations	(4.0)	(9.3)	5.3	(57.0%)
Other income, net	0.5	0.1	0.4	NM
Interest expense	(7.1)	(12.9)	5.8	(45.0%)
Loss before income taxes	(10.6)	(22.1)	11.5	(52.0%)
Income tax benefit (provision)	0.7	(0.5)	1.2	(240.0%)
Net loss	(9.9)	$(22.6)	$12.7	(56.2%)
Net loss attributable to noncontrolling interests	(4.9)
Net loss attributable to Shift4 Payments, Inc.	$(5.0)

Gross Revenue

Gross revenue was $214.8 million for the three months ended September 30, 2020, compared to $193.8 million for the three months ended September 30, 2019, an increase of $21.0 million or 10.8%. Gross revenue is comprised of payments-based revenue and subscription and other revenues.

Payments-based revenue was $196.8 million for the three months ended September 30, 2020, compared to $171.9 million for the three months ended September 30, 2019, an increase of $24.9 million or 14.5%. The increase in payments-based revenue is primarily driven by an increase in end-to-end payment volume of $1.2 million, or 20.2%, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The COVID-19 pandemic impacted our end-to-end payment volumes beginning mid-March when shelter-in-place, social distancing, the closing of non-essential businesses and other restrictive measures were first put in place across the United States. Since late March, we have seen a significant recovery in our end-to-end payment volumes and, for the trailing seven days leading up to September 30, 2020, end-to-end payment volumes are approximately 97% of pre-COVID-volumes in 2020.

Subscription and other revenues were $18.0 million for the three months ended September 30, 2020, compared to $21.9 million for the three months ended September 30, 2019, a decrease of $3.9 million or 17.8%. The decrease was primarily due to hardware provided under our SaaS arrangements being accounted for as operating leases, effective June 30, 2020, and a decline in hardware and software sales of $1.2 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Network Fees

Network fees were $127.1 million for the three months ended September 30, 2020, compared to $114.1 million for the three months ended September 30, 2019, an increase of $13.0 million or 11.4%. This increase is correlated with the increase in end-to-end payment volume as described above.

Gross revenue less network fees was $87.7 million for the three months ended September 30, 2020, compared to $79.7 million for the three months ended September 30, 2019, an increase of $8.0 million or 10.0%. The increase in gross revenue less network fees is correlated with the increase in end-to-end payment volume. See “—Key performance indicators and non-GAAP measures” for a reconciliation of gross profit to gross revenue less network fees.

Other costs of sales

Other costs of sales was $36.2 million for the three months ended September 30, 2020, compared to $33.1 million for the three months ended September 30, 2019, an increase of $3.1 million, or 9.4%. This increase was primarily a result of:

•	an increase in gross revenue less network fees driving higher residual commissions of $4.6 million;
•	higher capitalized acquisition cost amortization of $1.6 million related to deal bonuses;
•

the Merchant Link Acquisition, which contributed $1.1 million more to other costs of sales for the three months ended September 30, 2020 compared to the three months ended September 30, 2019; partially offset by,

•

the impact of modifying the terms and conditions of our SaaS arrangements and updating our operational procedures to account for our hardware as operating leases, which resulted in a decline of $4.5 million in costs of sales. Effective June 30, 2020, equipment leased to merchants is capitalized as a fixed asset, whereas, prior to June 30, 2020, these arrangements were accounted for as sales-type leases and expensed when deployed.

Operating expenses

General and administrative expenses. General and administrative expenses were $35.5 million for the three months ended September 30, 2020, compared to $37.5 million for the three months ended September 30, 2019, a decrease of $2.0 million or 5.3%. The decrease was primarily due to non-cash adjustments for contingent liability valuations of $7.9 million, partially offset by equity-based compensation expense of $6.2 million. See Note 22 to our accompanying unaudited consolidated financial statements for more information on equity-based compensation. In addition, general and administrative expenses increased $0.6 million in the three months ended September 30, 2020 compared to the three months ended September 30, 2019 due to the Merchant Link Acquisition.

Depreciation and amortization expense. Depreciation and amortization expense was $16.2 million for the three months ended September 30, 2020, compared to $10.1 million for the three months ended September 30, 2019, an increase of $6.1 million or 60.4%. The increase was primarily due to hardware provided under our SaaS arrangements being accounted for as operating leases, effective June 30, 2020, while previously they were accounted for as sales-type leases. See Notes 3 and 9 to our accompanying unaudited consolidated financial statements for more information on the change in our terms and conditions of our SaaS arrangements.

Professional fees. Professional fees were $2.9 million for the three months ended September 30, 2020, compared to $3.3 million for the three months ended September 30, 2019, a decrease of $0.4 million or 12.1%. The decrease was primarily due to higher professional fees incurred in 2019 resulting from nonrecurring costs associated with activities to prepare for our IPO, partially offset by audit fees incurred in the three months ended September 30, 2020 for quarterly review procedures and consulting fees to prepare for compliance with the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley.

Advertising and marketing. Advertising and marketing expenses were $0.8 million for the three months ended September 30, 2020, compared to $1.6 million for the three months ended September 30, 2019, a decrease of $0.8 million or 50.0%. The decrease was primarily due to postponing or cancelling trade shows originally scheduled during the third quarter of 2020 as a result of the COVID-19 pandemic.

Restructuring expenses. Restructuring expenses were $0.1 million for the three months ended September 30, 2020, compared to $3.4 million for the three months ended September 30, 2019, a decrease of $3.3 million or 97.1%. The decrease in restructuring expenses is a result of separation costs incurred in the three months ended September 30, 2019 associated with the integration of the Merchant Link Acquisition. See Note 4 to our accompanying unaudited condensed consolidated financial statements for more information on restructuring expenses.

Other income, net

Other income, net was $0.5 million for the three months ended September 30, 2020, compared to $0.1 million for three months ended September 30, 2019, an increase of $0.4 million. The increase is primarily driven by unearned contingent liabilities associated with our residual commission buyout agreements.

Interest expense

Interest expense was $7.1 million for the three months ended September 30, 2020, compared to $12.9 million for the three months ended September 30, 2019, a decrease of $5.8 million or 45.0%. This decrease in interest expense was primarily due to the pre-payments for the First Lien and Second Lien Term Loan Facilities, as well as the repayment of the Revolving Credit Facility, in June 2020.

Income tax provision

The effective tax rate for the three months ended September 30, 2020 was (6.6)%, compared to the effective tax rate for the three months ended September 30, 2019 of 2.3%. The 2020 income tax benefit was different than the U.S. federal statutory income tax rate of 21% primarily due to the loss allocated to the noncontrolling interest and the changes in the valuation allowances in the U.S. The 2019 income tax expense was different than the U.S. federal statutory income tax rate of 21% primarily due to Shift4 Payments, LLC being treated as a partnership and not paying income tax. The change in the effective tax rate between the periods was primarily a result of a mix of earnings between entities and the change in the noncontrolling interest and valuation allowance adjustment.

Net loss attributable to noncontrolling interests

Net loss attributable to noncontrolling interests of Shift4 Payments, LLC was $(4.9) million for the three months ended September 30, 2020. There was no net loss attributable to noncontrolling interests of Shift4 Payments, LLC for the three months ended September 30, 2019 as the Reorganization Transactions occurred on June 4, 2020 and the IPO was consummated on June 9, 2020.

Net loss attributable to Shift4 Payments, Inc.

Net loss attributable to Shift4 Payments, Inc. was $(5.0) million for the three months ended September 30, 2020.

Comparison of results for the nine months ended September 30, 2020 and 2019

The following table sets forth the unaudited condensed consolidated statements of operations for the periods presented.

	Nine months ended September 30,
(in millions)	2020	2019	$ change	% change
Payments-based revenue	$494.4	$465.4	$29.0	6.2%
Subscription and other revenues	61.6	63.9	(2.3)	(3.6%)
Total gross revenue	556.0	529.3	26.7	5.0%
Less: network fees	321.8	308.0	13.8	4.5%
Less: Other costs of sales	105.9	92.5	13.4	14.5%
Gross profit	128.3	128.8	(0.5)	(0.4%)
General and administrative expenses	147.0	90.1	56.9	63.2%
Depreciation and amortization expense	37.1	29.7	7.4	24.9%
Professional fees	5.8	7.1	(1.3)	(18.3%)
Advertising and marketing expenses	2.9	4.4	(1.5)	(34.1%)
Restructuring expenses	0.4	3.7	(3.3)	(89.2%)
Other operating (income) expense, net	(12.4)	—	(12.4)	NM
Total operating expenses	180.8	135.0	45.8	33.9%
Loss from operations	(52.5)	(6.2)	(46.3)	NM
Loss on extinguishment of debt	(7.1)	—	(7.1)	NM
Other income, net	0.6	1.0	(0.4)	(40.0%)
Interest expense	(32.1)	(38.1)	6.0	(15.7%)
Loss before income taxes	(91.1)	(43.3)	(47.8)	110.4%
Income tax benefit (provision)	1.0	(1.0)	2.0	(200.0%)
Net loss	(90.1)	$(44.3)	$(45.8)	103.4%
Net loss attributable to noncontrolling interests	(5.9)
Net loss attributable to Shift4 Payments, Inc.	$(84.2)

Gross Revenue

Gross revenue was $556.0 million for the nine months ended September 30, 2020, compared to $529.3 million for the nine months ended September 30, 2019, an increase of $26.7 million or 5.0%. Gross revenue is comprised of payments-based revenue and subscription and other revenues.

Payments-based revenue was $494.4 million for the nine months ended September 30, 2020, compared to $465.4 million for the nine months ended September 30, 2019, an increase of $29.0 million or 6.2%. The increase in payments-based revenue was driven by an increase in end-to-end payment volume of $1.4 billion or 8.8% for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The COVID-19 pandemic impacted our end-to-end payment volumes beginning mid-March when shelter-in-place, social distancing, the closing of non-essential businesses and other restrictive measures were first put in place across the United States. Since late March, we have seen a significant recovery in our end-to-end payment volumes and, for the trailing seven days leading up to September 30, 2020, end-to-end payment volumes are approximately 97% of pre-COVID-volumes in 2020.

Subscription and other revenues were $61.6 million for the nine months ended September 30, 2020, compared to $63.9 million for the nine months ended September 30, 2019, a decrease of $2.3 million or 3.6%. The decrease is due to hardware provided under our SaaS arrangements being accounted for as operating leases, effective June 30, 2020. In addition, customer billing revenue declined $5.8 million primarily due to temporary fee waivers of $1.9 million on certain products from March 2020 through June 2020 as a result of the COVID-19 pandemic, as well as a decline in hardware revenue and software license sales of $2.6 million, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. This was partially offset by the Merchant Link Acquisition, which contributed $7.2 million more to subscription and other revenues in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Network Fees

Network fees were $321.8 million for the nine months ended September 30, 2020, compared to $308.0 million for the nine months ended September 30, 2019, an increase of $13.8 million or 4.5%. This increase is correlated with the increase in end-to-end payment volume as described above.

Gross revenue less network fees was $234.2 million for the nine months ended September 30, 2020, compared to $221.3 million for the nine months ended September 30, 2019, an increase of $12.9 million or 5.8%. The increase in gross revenue less network fees is correlated with the increase in end-to-end payment volume. See “—Key performance indicators and non-GAAP measures” for a reconciliation of gross profit to gross revenue less network fees.

Other costs of sales

Other costs of sales was $105.9 million for the nine months ended September 30, 2020, compared to $92.5 million for the nine months ended September 30, 2019, an increase of $13.4 million, or 14.5%. This increase was primarily a result of:

•	higher gross revenue less network fees driving higher residual commissions of $5.0 million;
•	the Merchant Link Acquisition, which contributed $3.8 million more to other costs of sales in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019;
•	higher capitalized acquisition cost amortization of $4.0 million related to deal bonuses;
•	an increase in equipment purchased of $1.4 million;
•	higher capitalized software development amortization of $1.4 million; partially offset by,
•

the impact of modifying the terms and conditions of our SaaS arrangements and updating our operational procedures to account for our hardware as operating leases, which resulted in a decline of $4.5 million in costs of sales. Effective June 30, 2020, equipment leased to merchants is capitalized as a fixed asset, whereas prior to June 30, 2020, these arrangements were accounted for as sales-type leases and expensed when deployed.

Operating expenses

General and administrative expenses. General and administrative expenses were $147.0 million for the nine months ended September 30, 2020, compared to $90.1 million for the nine months ended September 30, 2019, an increase of $56.9 million or 63.2%. The increase was primarily due to equity-based compensation expense of $56.2 million and $10.3 million in change of control liabilities recognized as a result of the IPO, partially offset by $23.1 million in non-cash adjustments for contingent liability valuations and deferred compensation arrangements. See Note 22 to our accompanying unaudited consolidated financial statements for more information on equity-based compensation and Note 13 to our accompanying unaudited condensed consolidated financial statements for more information on these contingent liabilities. In addition, general and administrative expenses increased $13.9 million in the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 due to the Merchant Link Acquisition.

Depreciation and amortization expense. Depreciation and amortization expense was $37.1 million for the nine months ended September 30, 2020, compared to $29.7 million for the nine months ended September 30, 2019, an increase of $7.4 million or 24.9%. The increase was primarily due to hardware provided under our SaaS arrangements being accounted for as operating leases, effective June 30, 2020, while previously they were accounted for as sales-type leases, impacting depreciation expense by $5.7 million. See Notes 3 and 9 to our accompanying unaudited consolidated financial statements for more information on the change in our terms and conditions of our SaaS arrangements.

Professional fees. Professional fees were $5.8 million for the nine months ended September 30, 2020, compared to $7.1 million for the nine months ended September 30, 2019, a decrease of $1.3 million or 18.3%. The decrease was primarily due to higher professional fees incurred in 2019 resulting from nonrecurring costs associated with activities to prepare for our IPO, partially offset by audit fees incurred in the nine months ended September 30, 2020 for quarterly review procedures and consulting fees to prepare for compliance with the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley.

Advertising and marketing. Advertising and marketing expenses were $2.9 million for the nine months ended September 30, 2020, compared to $4.4 million for the nine months ended September 30, 2019, a decrease of $1.5 million or 34.1%. The decrease was primarily due to postponing or cancelling trade shows originally scheduled during the second and third quarters of 2020 as a result of the COVID-19 pandemic.

Restructuring expenses. Restructuring expenses were $0.4 million for the nine months ended September 30, 2020, compared to $3.7 million for the nine months ended September 30, 2019. The decrease in restructuring expenses is a result of separation costs incurred in the nine months ended September 30, 2019 associated with the integration of the Merchant Link Acquisition. See Note 4 to our accompanying unaudited condensed consolidated financial statements for more information on restructuring expenses.

Other operating (income) expense, net

Other operating (income) expense, net includes the impact of modifying the terms and conditions of our SaaS arrangements and updating our operational procedures. As a result, beginning June 30, 2020, hardware provided under our SaaS agreements is accounted for as an operating lease, whereas prior to June 30, 2020, these arrangements were accounted for as sales-type leases. An adjustment of $12.4 million was recorded in the second quarter of 2020 to reflect the impact of the lease modifications.

Loss on extinguishment of debt

In connection with the pre-payment of $59.8 million on the First Lien Term Loan Facility and the full repayment of $130.0 million on the Second Lien Term Loan Facility, we incurred a non-cash loss on extinguishment of debt of $7.1 million representing the unamortized capitalized financing costs associated with the prepaid debt. See Note 11 to our accompanying unaudited condensed consolidated financial statements for more information.

Other income, net

Other income, net was $0.6 million for the nine months ended September 30, 2020, compared to $1.0 million for the nine months ended September 30, 2019, a decrease of $0.4 million or 40.0%. The decrease is driven by unearned contingent liabilities associated with our residual commission buyout agreements.

Interest expense

Interest expense was $32.1 million for the nine months ended September 30, 2020, compared to $38.1 million for the nine months ended September 30, 2019, a decrease of $6.0 million or 15.7%. This decrease in interest expense was primarily due to the pre-payments for the First Lien and Second Lien Term Loan Facilities, as well as the repayment of the Revolving Credit Facility, in June 2020, which impacted interest expense by approximately $6.4 million, partially offset by additional borrowings under the First Lien Term Loan Facility from refinancing of our outstanding indebtedness in October 2019 and additional borrowings under the Revolving Credit Facility during 2020 prior to the pre-payments.

Income tax provision

The effective tax rate for the nine months ended September 30, 2020 was (1.1)%, compared to the effective tax rate for nine months ended September 30, 2019 of 2.3%. The 2020 income tax benefit was different than the U.S. federal statutory income tax rate of 21% primarily due to the loss allocated to the noncontrolling interest, changes in the valuation allowances in the U.S. and recording a tax benefit of $0.6 million for a net operating loss carryback at Shift4 Corporation which was allowed due to the CARES Act. The 2019 income tax expense was different than the U.S. federal statutory income tax rate of 21% primarily due to Shift4 Payments, LLC being treated as a partnership and not paying income tax. The change in the effective tax rate between the periods was primarily a result of a mix of earnings between entities, the 2020 net operating loss carryback due to the CARES Act and the change in the noncontrolling interest and valuation allowance adjustment.

Net loss attributable to noncontrolling interests

Net loss attributable to noncontrolling interests of Shift4 Payments, LLC was $(5.9) million for nine months ended September 30, 2020. There was no net loss attributable to noncontrolling interests of Shift4 Payments, LLC for the nine months ended September 30, 2019 as the Reorganization Transactions occurred on June 4, 2020 and the IPO was consummated on June 9, 2020.

Net loss attributable to Shift4 Payments, Inc.

Net loss attributable to Shift4 Payments, Inc. was $(84.2) million for the nine months ended September 30, 2020.

Key performance indicators and non-GAAP measures

The following table sets forth our key performance indicators and non-GAAP measures for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
End-to-end payment volume	$7,090.7	$5,901.3	$17,476.8	$16,064.5
Gross revenue less network fees	87.7	79.7	234.2	221.3
EBITDA	20.8	6.9	1.1	41.1
Adjusted EBITDA	28.7	24.5	61.0	69.1

End-to-end payment volume

End-to-end payment volume is defined as the total dollar amount of card payments that we authorize and settle on behalf of our merchants. This volume does not include volume processed through our gateway-only merchants.

Gross revenue less network fees, EBITDA and adjusted EBITDA

We use supplemental measures of our performance which are derived from our consolidated financial information but which are not presented in our consolidated financial statements prepared in accordance with GAAP. These non-GAAP financial measures include: gross revenue less network fees, which includes interchange and assessment fees; earnings before interest expense, income taxes, depreciation, and amortization, or EBITDA; and adjusted EBITDA. Gross revenue less network fees represents a key performance metric that management uses to measure changes in the mix and value derived from our customer base as we continue to execute our strategy to expand our reach to serve larger, complex merchants. Adjusted EBITDA is the primary financial performance measure used by management to evaluate its business and monitor results of operations. Adjusted EBITDA represents EBITDA further adjusted for certain non-cash and other non-recurring items that management believes are not indicative of ongoing operations. These adjustments include acquisition, restructuring and integration costs, equity-based compensation expense and other nonrecurring items.

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

The non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from or as a substitute for net income (loss) prepared in accordance with GAAP, and should be read only in conjunction with financial information presented on a GAAP basis. Reconciliations of gross revenue less network fees, EBITDA and adjusted EBITDA to its most directly comparable GAAP financial measure are presented below. We encourage you to review the reconciliations in conjunction with the presentation of the non-GAAP financial measures for each of the periods presented. In future fiscal periods, we may exclude such items and may incur income and expenses similar to these excluded items.

Reconciliations of gross revenue less network fees, EBITDA and adjusted EBITDA

The tables below provide reconciliations of gross profit to gross revenue less network fees and net loss on a consolidated basis for the periods presented to EBITDA and adjusted EBITDA.

Gross revenue less network fees:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Gross profit	$51.5	$46.6	$128.3	$128.8
Add back: Other costs of sales	36.2	33.1	105.9	92.5
Gross revenue less network fees	$87.7	$79.7	$234.2	$221.3

EBITDA and adjusted EBITDA:

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2020	2019	2020	2019
Net loss	$(9.9)	$(22.6)	(90.1)	(44.3)
Interest expense	7.1	12.9	32.1	38.1
Income tax (benefit) provision	(0.7)	0.5	(1.0)	1.0
Depreciation and amortization expense	24.3	16.1	60.1	46.3
EBITDA	20.8	6.9	1.1	41.1
Acquisition, restructuring and integration costs (a)	1.7	16.6	4.8	27.5
Equity-based compensation (b)	6.2	—	56.2	—
Impact of lease modifications (c)	—	—	(12.4)	—
Other nonrecurring items (d)	—	1.0	11.3	0.5
Adjusted EBITDA	$28.7	$24.5	61.0	$69.1

(a)

For the three months ended September 30, 2020, consists primarily of fair value adjustments to contingent liabilities of $1.1 million. For the nine months ended September 30, 2020, consists primarily of change of control liabilities as a result of the IPO of $10.3 million and deferred compensation arrangements of $2.1 million, offset by fair value adjustments to contingent liabilities of $8.0 million. For the three and nine months ended September 30, 2019, consists primarily of fair value adjustments to contingent liabilities of $8.2 million and $15.0 million, respectively, one-time professional fees of $4.4 million and $6.7 million, respectively, restructuring expense of $3.4 million and $3.7 million, respectively, and deferred compensation arrangements of $0.2 million and $1.7 million, respectively. See Notes 4 and 13 to the accompanying unaudited condensed consolidated financial statements for more information on the restructuring expenses and contingent liability adjustments, respectively.

(b)

Represents the equity-based compensation expense for restricted stock units that vest over time and are not subject to continued service, as well as the restricted stock units that vest ratably over time and are subject to continued employment. See Note 22 to our accompanying unaudited consolidated financial statements for more information on equity-based compensation.

(c)

Effective June 30, 2020, we modified the terms and conditions of our SaaS arrangements and updated operational procedures. As a result, beginning June 30, 2020, hardware provided under our SaaS agreements is accounted for as an operating lease, whereas prior to June 30, 2020, these arrangements were accounted for as sales-type leases. This adjustment of $12.4 million represents the one-time cumulative impact of modifying the contracts effective June 30, 2020. To provide comparability and consistency, EBITDA and adjusted EBITDA would have been higher by $8.6 million for the nine months ended September 30, 2020 and $4.1 million and $10.4 million for the three and nine months ended September 30, 2019, respectively.

(d)

For the nine months ended September 30, 2020, primarily consists of a $7.1 million loss on extinguishment of debt associated with the debt pre-payments and $1.6 million for temporary fee waivers given on certain products from March 2020 through June 2020 as a result of COVID-19. See Note 11 to the accompanying unaudited condensed consolidated financial statements for more information on the loss on extinguishment of debt. Also includes fees to the Continuing Equity Owners for consulting and managing services through the date of the IPO of $0.8 million for the nine months ended September 30, 2020 and $0.5 million and $1.5 million for the three and nine months ended September 30, 2019, respectively. These fees are not required to be paid subsequent to the IPO. See Note 16 to the accompanying unaudited condensed consolidated financial statements for more information about these related party transactions.

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

The following table sets forth summary cash flow information for the periods presented.

	Nine months ended September 30,
(in millions)	2020	2019
Net cash provided by operating activities (a)	$17.0	$33.1
Net cash used in investing activities (a)	(31.9)	(88.3)
Net cash provided by financing activities	340.1	62.1
Change in cash and cash equivalents	$325.2	6.9

(a)

Effective January 1, 2019, we adopted ASC 606. As a result of the adoption of ASC 606, the equipment deployed to new merchants was accounted for as a sales-type lease, and the cost of the hardware deployed to new merchants was no longer included in investing activities, but rather, it was expensed when shipped and included in operating activities. Effective June 30, 2020, we modified the terms and conditions of our SaaS arrangements and updated our operational procedures. As a result, this hardware provided to our merchants is accounted for as an operating lease, whereby the cost of the equipment is included in investing activities when purchased and the depreciation of the equipment under lease is included in operating activities. To provide comparability, if this equipment had been accounted for as an operating lease for the nine months ended September 30, 2019, net cash provided by operating activities for the nine months ended September 30, 2019 would be higher by $9.9 million, with a corresponding decrease to investing activities. If this equipment had been accounted for as an operating lease for the period January 1, 2020 through June 29, 2020, net cash provided by operating leases for the nine months ended September 30, 2020 would be higher by $9.3 million, with a corresponding decrease to investing activities.

Operating activities

Net cash provided by operating activities consists of net loss adjusted for certain non-cash items and changes in other assets and liabilities.

For the nine months ended September 30, 2020, cash provided by operating activities of $17.0 million is primarily a result of:

•

net loss of $90.1 million adjusted for non-cash expenses, including equity-based compensation of $56.2 million, depreciation and amortization of $60.1 million, cumulative impact of modifying our lease contracts of $(12.4) million, loss on extinguishment of debt of $7.1 million, revaluation of contingent liabilities of $(5.9) million, provision for bad debts of $6.9 million and amortization of capitalized financing costs of $2.9 million; plus,

•

changes in operating assets and liabilities of $(9.0) million, which is primarily a result of change of control liabilities established at the time of the IPO of $10.3 million, offset by working capital fluctuations.

For the nine months ended September 30, 2019, cash provided by operating activities of $33.1 million is primarily a result of:

•

net loss of $44.3 million adjusted for non-cash expenses, including depreciation and amortization of $46.3 million, revaluation of contingent liabilities of $15.0 million, provision for bad debts of $4.1 million and amortization of capitalized financing costs of $2.8 million; plus,

•

changes in operating assets and liabilities of $8.3 million, which is a result of working capital fluctuations, primarily due to deferred tenant improvement allowances of $3.7 million received for leasehold improvements made primarily to our Las Vegas office, a restructuring accrual associated with the acquisition of Merchant Link of $3.1 million, and deferred compensation arrangements of $1.7 million.

Investing activities

Net cash used in investing activities includes cash paid for acquisitions, purchases of future commission streams of our software partners, purchases of property and equipment, purchases of equipment to be leased, capitalized software development costs and upfront processing bonuses provided to software partners.

Net cash used in investing activities was $31.9 million for the nine months ended September 30, 2020, a decrease of $56.4 million compared to net cash used in investing activities of $88.3 million for the nine months ended September 30, 2019. This decrease is primarily the result of:

•	the acquisition of Merchant Link in August 2019 for $64.0 million, net of cash acquired of $3.8 million, plus,
•	a decrease of $5.1 million in acquisition of property, plant and equipment driven by leasehold improvements made in 2019 to our Las Vegas office; partially offset by,
•

an increase of $3.3 million in capitalized software development costs driven by development for additional new products and enhancements and timing of when technological feasibility is established; and

•	$5.8 million in purchases for equipment to be leased.

Financing activities

Net cash provided by financing activities was $340.1 million for the nine months ended September 30, 2020, an increase of $278.0 million, compared to net cash provided by financing activities of $62.1 million for the nine months ended September 30, 2019. This increase was primarily a result of:

•

the IPO, concurrent private placement and Follow-on Offering net proceeds of approximately $557.2 million after deducting underwriting discounts, commissions and offering costs paid in the nine months ended September 30, 2020; partially offset by,

•	the net proceeds from the Revolving Credit Facility of $50.0 million during the nine months ended September 30, 2019;
•	the partial repayment of the First Lien Term Loan Facility and full repayment of our Second Lien Term Loan Facility during the nine months ended September 30, 2020, totaling $189.8 million;
•	the net repayment of $21.0 million on the Revolving Credit Facility during the nine months ended September 30, 2020; and
•	the net proceeds from the First Lien Term Loan Facility during the nine months ended September 30, 2019 of $20.0 million.

Credit Facilities

As of September 30, 2020, we had $450.0 million outstanding under the First Lien Term Loan Facility. Both the Second Lien Term Loan Facility and the Revolving Credit Facility were paid in full using the proceeds from the IPO and concurrent private placement. The Revolving Credit Facility has a borrowing capacity of $89.5 million, net of a $0.5 million letter of credit. As of September 30, 2020, we had no outstanding borrowings under the Revolving Credit Facility.

Debt Issuance

On October 29, 2020, we issued $450.0 million aggregate principal amount of 4.625% Senior Notes due 2026, or the Notes. The Notes were priced at par value and will bear an interest rate of 4.625% per annum and will be paid semi-annually in arrears. We used the proceeds from the Notes, together with cash on hand, to repay all indebtedness outstanding under the First Lien Term Loan Facility.

Contractual obligations

The only significant changes in contractual obligations since December 31, 2019, as disclosed in the Prospectus, result from payments during the second quarter of 2020 on our Credit Facilities and Revolving Credit Facility. See Note 11 in the notes to the accompanying unaudited condensed consolidated financial statements for further information about our debt financings. The table below reflects obligations based on the amounts outstanding at September 30, 2020.

	Payments due by period
(in millions)	Total	2020 (remaining three months)	2021 and 2022	2023 and 2024
Long-term debt	$450.0	$—	$—	$450.0
Interest on long-term debt (a)	109.8	6.2	55.0	48.6
Other financing arrangements	1.8	0.6	1.2	—
Total	$561.6	$6.8	$56.2	$498.6

(a)	Assumes interest payment through stated maturity. Payments herein are subject to change, as payments for variable rate debt have been estimated.

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

Tax receivable agreement

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

In addition to tax expenses, we will also make payments under the TRA, which we expect to be significant. We will account for the income tax effects and corresponding TRA’s effects resulting from future taxable purchases or redemptions of LLC Interests of the Continuing LLC Owners by us or Shift4 Payments, LLC or the Blocker Shareholders by recognizing an increase in our deferred tax assets, based on enacted tax rates at the date of the purchase or redemption. Further, we will evaluate the likelihood that we will realize the benefit represented by the deferred tax asset and, to the extent that we estimate that it is more likely than not that we will not realize the benefit, we will reduce the carrying amount of the deferred tax asset with a valuation allowance. The amounts to be recorded for both the deferred tax assets and the liability for our obligations under the TRA will be estimated at the time of any purchase or redemption as a reduction to shareholders’ equity, and the effects of changes in any of our estimates after this date will be included in net income (loss). Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income (loss). Judgement is required in assessing the future tax consequences of events that have been recognized in Shift4 Payments, Inc.’s financial statements. A change in our assessment of such consequences, such as realization of deferred tax assets, changes in tax laws or interpretations thereof could materially impact our results. As we currently do not generate taxable income, the consolidated financial statements assume that no payments under the TRA will be made.

Noncontrolling Interests

After the Reorganization Transactions, we are the sole managing member of Shift4 Payments, LLC. We have the majority of the voting interest in and control the management of Shift4 Payments, LLC. As a result, we consolidate the financial results of Shift4 Payments, LLC and report a noncontrolling interest related to the interests in Shift4 Payments, LLC held by the Continuing Equity Holders on our unaudited condensed consolidated balance sheet.

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

As of September 30, 2020, we had approximately $450.0 million of variable rate debt outstanding, none of which was subject to an interest rate hedge. In the future, the interest rate may increase, and we may be subject to interest rate risk. Based on the amount outstanding on our Credit Facilities on September 30, 2020, an increase of 100 basis points in the applicable interest rate would increase our annual interest expense by approximately $4.5 million. A decrease of 100 basis points in the applicable rate (assuming such reduction would not be below the minimum rate) would reduce our annual interest expense by approximately $4.5 million.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since the COVID-19 pandemic began, we:

•	drew $68.5 million under our revolving credit facility in the first quarter of 2020, which was repaid in the second quarter of 2020;
•	furloughed approximately 25% of our employees. As of September 30, 2020, we reinstated substantially all of our workforce and are hiring in certain areas to accommodate new merchant onboarding;
•	accelerated approximately $30.0 million of annual expense reduction plans related to previous acquisitions;
•	re-prioritized our capital projects;
•	instituted a company-wide hiring freeze, which has been lifted since August 2020; and
•	reduced salaries for management across the organization, which were partially reinstated as of August 2020.

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

In the past, governments have taken unprecedented actions in an attempt to address and rectify these extreme market and economic conditions by providing liquidity and stability to financial markets. If these actions are not successful, or if governments do not provide continued assistance needed as a result of COVID-19, the return of adverse economic conditions may cause a material impact on our ability to raise capital, if needed, on a timely basis and on acceptable terms or at all.

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

The financial services, payments and payment technology industries are highly competitive, and our payment services and solutions compete against all forms of financial services and payment systems, including cash and checks and electronic, mobile, ecommerce and integrated payment platforms. Many of the areas in which we compete are evolving rapidly with changing and disruptive technologies, shifting user needs, and frequent introductions of new products and services. We compete against a wide range of businesses with varying roles within the payments value chain. If we are unable to differentiate ourselves from our competitors and drive value for our customers, we may not be able to compete effectively. Our competitors may introduce their own value-added or other innovative services or solutions more effectively than we do, which could adversely impact our current competitive position and prospects for growth. Our competitors also may be able to offer and provide services that we do not offer. We also compete against new entrants that have developed alternative payment systems, ecommerce payment systems, payment systems for mobile devices and customized integrated software payment solutions. Failure to compete effectively against any of these competitive threats could adversely affect our business, financial condition or results of operations. In addition, some of our competitors are larger and/or have greater financial resources than us, enabling them to maintain a wider range of product offerings, mount extensive promotional campaigns and be more aggressive in offering products and services at lower rates, which may adversely affect our business, financial condition or results of operations.

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

As part of our business, we collect personally identifiable information, also referred to as personal data, and other potentially sensitive and/or regulated data from our consumers and the merchants we work with. Laws and regulations in the United States and around the world restrict how personal information is collected, processed, stored, transferred. used and disclosed, as well as set standards for its security, implement notice requirements regarding privacy practices, and provide individuals with certain rights regarding the use, disclosure and sale of their protected personal information. Several foreign jurisdictions, including the EU and the United Kingdom, have laws and regulations which are more restrictive in certain respects than those in the United States. For example, the EU General Data Protection Regulation, or GDPR, which came into force on May 25, 2018, implemented stringent operational requirements for the use of personal data. The European regime also includes directives which, among other things, require EU member states to regulate marketing by electronic means and the use of web cookies and other tracking technology. Each EU member state has transposed the requirements of these directives into its own national data privacy regime, and therefore the laws may differ between jurisdictions. These are also under reform and are expected to be replaced by a regulation which should provide consistent requirements across the EU.

The GDPR introduced more stringent requirements (which will continue to be interpreted through guidance and decisions over the coming years) and require organizations to erase an individual’s information upon request, implement mandatory data breach notification requirements, additional new obligations on service providers and strict protections on how data may be transferred outside of the EEA. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA to the United States. Most recently, on July 16, 2020, the Court of Justice of the EU invalidated Decision 2016/1250 on the adequacy of the protection provided by the EU-U.S. Privacy Shield Framework and cast doubt on the use of the standard contractual clauses.

We have previously relied on our own Privacy Shield certification and our relevant customers’ and partners’ Privacy Shield certifications for the purposes of transferring personal data from the EEA to the U.S. in compliance with the GDPR’s data export conditions. These recent developments will require us to review and amend the legal mechanisms by which we make and/ or receive personal data transfers to/ in the U.S., including updating agreements to put in place standard contractual clauses. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action or block personal data transfers to or from a particular jurisdiction, we could suffer additional costs, complaints and/or regulatory investigations or fines, reputational harm and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

In addition, the United Kingdom’s withdrawal from the European Union means that, following the expiration of the transition period at the end of 2020 (unless further extended), we may also need to comply with the UK GDPR (in addition to the EU GDPR) and the United Kingdom will become a “third country” for the purposes of data transfers under the GDPR. These changes may require us to find alternative solutions for the compliant transfer of personal data into (and possibly from) the United Kingdom.

In the United States, both the federal and various state governments have adopted or are considering, laws, guidelines or rules for the collection, distribution, use and storage of information collected from or about consumers or their devices. For example, California enacted the California Consumer Privacy Act, or CCPA, which became enforceable by the California Attorney General on July 1, 2020, and requires new disclosures to California consumers, imposes new rules for collecting or using information about minors, and affords consumers new abilities to opt out of certain disclosures of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The effects of the CCPA, forthcoming implementing regulations, and uncertainties about the scope and applicability of exemptions that may apply to our business, are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply.

Restrictions on the collection, use, sharing or disclosure of personally identifiable information or additional requirements and liability for security and data integrity could require us to modify our solutions and features, possibly in a material manner, could limit our ability to develop new services and features and could subject us to increased compliance obligations and regulatory scrutiny. Non-compliance with data protection and privacy requirements may result in regulatory fines (which for certain breaches of the GDPR are up to the greater of 20 million Euros or 4 % of total global annual turnover), regulatory investigations, reputational damage, orders to cease/ change our processing of our data, enforcement notices, and/ or assessment notices (for a compulsory audit). We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.

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

Our computer systems and the computer systems of our merchants and software partners have been, and could be in the future, subject to breaches, and our data protection measures may not prevent unauthorized access. While we believe the procedures and processes we have implemented to handle an attack are adequate, the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and are often difficult to detect. In addition, increased remote operations creates an additional risk of attack while decreasing our ability to monitor. Threats to our systems and associated third party systems can originate from human error, fraud or malice on the part of employees or third parties, or simply from accidental technological failure. Computer viruses and other malware can be distributed and could infiltrate our systems or those of associated third parties. In addition, denial of service or other attacks could be launched against us for a variety of purposes, including to interfere with our services or create a diversion for other malicious activities. Our defensive measures may not prevent unplanned downtime, unauthorized access or unauthorized use of sensitive data. While we maintain cyber errors and omissions insurance coverage that covers certain aspects of cyber risks, our insurance coverage may be insufficient to cover all losses. Further, while we select our associated third parties carefully, we do not control their actions. Any problems experienced by these third parties, including those resulting from breakdowns or other disruptions in the services provided by such parties or cyber-attacks and security breaches, could adversely affect our ability to service our merchants or otherwise conduct our business.

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

In the event a dispute between a cardholder and a merchant is not resolved in favor of the merchant, the transaction is normally charged back to the merchant and the purchase price is credited or otherwise refunded to the cardholder. If we are unable to collect such amounts from the merchant’s account or reserve account, if applicable, or if the merchant refuses or is unable, due to closure, bankruptcy or other reasons, to reimburse us for a chargeback, we are responsible for the amount of the refund paid to the cardholder. The risk of chargebacks is typically greater with those merchants that promise future delivery of goods and services rather than delivering goods or rendering services at the time of payment (for example in the hospitality and auto rental industries, both of which we support), as well as “card not present” transactions in which consumers do not physically present cards to merchants in connection with the purchase of goods and services, such as ecommerce, telephonic and mobile transactions. We may experience significant losses from chargebacks in the future. Any increase in chargebacks not paid by our merchants could have a material adverse effect on our business, financial condition or results of operations. We have policies and procedures to monitor and manage merchant-related credit risks and often mitigate such risks by requiring collateral, such as cash reserves, and monitoring transaction activity. Notwithstanding our policies and procedures for managing credit risk, it is possible that a default on such obligations by one or more of our merchants could adversely affect our business, financial condition or results of operations.

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

If consumers do not continue to use credit or debit cards as a payment mechanism for their transactions, if there continues to be a reduction in “card present” transactions as a result of the COVID-19 pandemic, or if there is a change in the mix of payments between cash, credit cards and debit cards and other emerging means of payment, our business could be adversely affected. Consumer credit risk may make it more difficult or expensive for consumers to gain access to credit facilities such as credit cards. Regulatory changes may result in financial institutions seeking to charge their customers additional fees for use of credit or debit cards. Such fees may result in decreased use of credit or debit cards by cardholders. In order to consistently increase and maintain our profitability, consumers and businesses must continue to use electronic payment methods that we process, including credit and debit cards. If consumers and businesses do not continue to use credit, debit or prepaid cards as a payment mechanism for their transactions or if there is a change in the mix of payments between cash, alternative currencies and technologies, credit, debit and prepaid cards, or the corresponding methodologies used for each, which is adverse to us, it could have a material adverse effect on our business, financial condition and results of operations.

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

We are consistently exploring measures aimed at improving our profitability and maintaining flexibility in our capital resources, including the introduction of cost savings initiatives. In response to the COVID-19 pandemic, we furloughed approximately 25% of our employees, accelerated expense reduction plans related to previous acquisitions, limited discretionary spending, re-prioritized our capital projects, instituted a company-wide hiring freeze and reduced salaries for management. As of September 30, 2020, substantially all of furloughed employees were reinstated (with additional hiring in certain areas to accommodate new merchant onboarding), the hiring freeze was lifted and management salary reductions were partially reinstated. We expect to continue to take measures to improve our profitability and cash flows from operating activities. However, there can be no assurance that the cost control measures will be successful. In addition, these and any future spending reductions, if any, may negatively impact our other initiatives or our efforts to grow our business, which may negatively impact our future results of operations and increase the burden on existing management, systems, and resources.

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

As a result of our prior acquisitions, a significant portion of our total assets consists of intangible assets (including goodwill). Goodwill and intangible assets, net of amortization, together accounted for approximately 54% and 81% of the total assets on our balance sheet as of September 30, 2020 and December 31, 2019, respectively. To the extent we engage in additional acquisitions we may recognize additional intangible assets and goodwill. We evaluate goodwill for impairment annually at October 1 and whenever events or circumstances make it more likely than not that impairment may have occurred. Under current accounting rules, any determination that impairment has occurred would require us to record an impairment charge, which would adversely affect our earnings. An impairment of a significant portion of goodwill or intangible assets could adversely affect our business, financial condition or results of operations.

Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our debt obligations.

We have substantial indebtedness. As of September 30, 2020, we had approximately $450.0 million of total debt outstanding under our Credit Facilities. Our substantial indebtedness could have adverse consequences, including:

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

Successful execution of our business strategy is dependent in part upon our ability to manage our capital structure to reduce interest expense and enhance free cash flow generation. As of September 30, 2020, we had $450.0 million outstanding under the First Lien Term Loan Facility. The Second Lien Term Loan Facility and the Revolving Credit Facility were fully repaid in the second quarter of 2020. The Revolving Credit Facility had remaining capacity of $89.5 million as of September 30, 2020, net of a $0.5 million letter of credit. We may not be able to refinance our Credit Facilities or our other existing indebtedness at or prior to their maturity at attractive rates of interest because of our high levels of debt, debt incurrence restrictions under our debt agreements or because of adverse conditions in credit markets generally.

In addition, $450.0 million of our debt outstanding at September 30, 2020 is at a variable rate of interest and is not subject to an interest rate hedge. The condition of the financial and credit markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future. In addition, developments in our business and operations could lead to a ratings downgrade for us or our subsidiaries. As a result, as of September 30, 2020, the impact of a 100 basis point increase in interest rates would increase our annual interest expense by approximately $4.5 million.

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

Our trademarks, trade names, trade secrets, patents, know-how, proprietary technology and other intellectual property are important to our future success. We believe our trademarks and trade names are widely recognized and associated with quality and reliable service. While it is our policy to protect and defend our intellectual property rights vigorously, we cannot predict whether the steps we take to protect our intellectual property will be adequate to prevent infringement, misappropriation, dilution or other potential violations of our intellectual property rights. We also cannot guarantee that others will not independently develop technology with the same or similar functions to any proprietary technology we rely on to conduct our business and differentiate ourselves from our competitors. Unauthorized parties may also attempt to copy or obtain and use our technology to develop applications with the same functionality as our solutions, and policing unauthorized use of our technology and intellectual property rights is difficult and may not be effective. Furthermore, we may face claims of infringement of third-party intellectual property rights that could interfere with our ability to market and promote our brands, products and services. Any litigation to enforce our intellectual property rights or defend ourselves against claims of infringement of third-party intellectual property rights could be costly, divert attention of management and may not ultimately be resolved in our favor. Moreover, if we are unable to successfully defend against claims that we have infringed the intellectual property rights of others, we may be prevented from using certain intellectual property or may be liable for damages, which in turn could materially adversely affect our business, financial condition or results of operations.

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

We are a holding company and have no material assets other than our ownership of LLC Interests. As of September 30, 2020, we owned 55.6% of the economic interest in Shift4 Payments, LLC. As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes and operating expenses or declare and pay dividends in the future, if any, are dependent upon the financial results and cash flows of Shift4 Payments, LLC and distributions we receive from Shift4 Payments, LLC. There can be no assurance that our subsidiaries will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants in our debt instruments, will permit such distributions. Although Shift4 Payments, LLC is not currently subject to any debt instruments or other agreements that would restrict its ability to make distributions to Shift4 Payments, Inc., the terms of our Credit Facilities and other outstanding indebtedness restrict the ability of our subsidiaries to pay dividends to Shift4 Payments, LLC.

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

Under the Shift4 Payments LLC Agreement, we expect Shift4 Payments, LLC, from time to time, to make distributions in cash to its equity holders, in amounts sufficient to cover the taxes on their allocable share of taxable income of Shift4 Payments, LLC. As a result of (i) potential differences in the amount of net taxable income indirectly allocable to us and to Shift4 Payments, LLC’s other equity holders, (ii) the lower tax rate applicable to corporations as opposed to individuals and (iii) the favorable tax benefits that we anticipate from (a) future purchases or redemptions of LLC Interests from the Continuing Equity Owners, (b) payments under the TRA and (c) the acquisition of interests in Shift4 Payments, LLC from its equity holders, we expect that these tax distributions may be in amounts that exceed our tax liabilities. Our board of directors will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, the payment of obligations under the TRA and the payment of other expenses. We have no obligation to distribute such cash (or other available cash) to our stockholders. No adjustments to the exchange ratio for LLC Interests and corresponding shares of Class A common stock will be made as a result of any cash distribution by us or any retention of cash by us. To the extent we do not distribute such excess cash as dividends on our Class A common stock or otherwise take ameliorative actions between LLC Interests and shares of Class A common stock and instead, for example, hold such cash balances, or lend them to Shift4 Payments, LLC, this may result in shares of our Class A common stock increasing in value relative to the value of LLC Interests. The holders of LLC Interests may benefit from any value attributable to such cash balances if they acquire shares of Class A common stock in exchange for their LLC Interests, notwithstanding that such holders may previously have participated as holders of LLC Interests in distributions that resulted in such excess cash balances.

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

As a result of the foregoing, (1) we could be required to make payments under the TRA that are greater than the specified percentage of any actual benefits we ultimately realize in respect of the tax benefits that are subject to the TRA and (2) if we elect to terminate the TRA early, we would be required to make an immediate cash payment equal to the present value of the anticipated future tax benefits that are the subject of the TRA. The maximum TRA liability in the event of an early termination would be approximately $439.0 million, subject to the timing of such early termination, negotiation and certain assumptions, which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits. In these situations, our obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to fund or finance our obligations under the TRA.

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

As of September 30, 2020, Searchlight and our Founder control, in the aggregate, approximately 94.7% of the voting power represented by all our outstanding classes of stock. As a result, Searchlight and our Founder continue to exercise significant influence over all matters requiring stockholder approval, including the election and removal of directors and the size of our board, any amendment of our amended and restated certificate of incorporation or bylaws and any approval of significant corporate transactions (including a sale of substantially all of our assets), and continue to have significant control over our management and policies.

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

Our Class B common stock and Class C common stock each have ten votes per share, and our Class A common stock has one vote per share. As of September 30, 2020, Jared Isaacman, our Founder, Chief Executive Officer and a member of our board of directors controls approximately 56.0% of the voting power of our outstanding capital stock; and Searchlight holds approximately 38.7% of the voting power of our outstanding capital stock. Accordingly, our Founder and Searchlight together hold all of the issued and outstanding shares of our Class B common stock and Class C common stock and therefore, individually or together, are able to significantly influence matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Our Founder and Searchlight, individually or together, may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock. Future transfers by the holders of Class B common stock and Class C common stock will generally result in those shares converting into shares of Class A common stock, subject to limited exceptions.

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

The corporate governance requirements and specifically the independence standards are intended to ensure that directors who are considered independent are free of any conflicting interest that could influence their actions as directors. We currently utilize certain exemptions afforded to a “controlled company.” As a result, we are not subject to certain corporate governance requirements, including that a majority of our board of directors consists of “independent directors,” as defined under the rules of the NYSE. In addition, we are not required to have a nominating and corporate governance committee or compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities or to conduct annual performance evaluations of the nominating and corporate governance and compensation committees.

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

In addition, we have opted out of Section 203 of the General Corporation Law of the State of Delaware, which we refer to as the DGCL, but our amended and restated certificate of incorporation provides that engaging in any of a broad range of business combinations with any “interested” stockholder (any stockholder with 15% or more of our voting stock) for a period of three years following the date on which the stockholder became an “interested” stockholder is prohibited, subject to certain exceptions.

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

We do not anticipate paying any regular cash dividends on our Class A common stock. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, general and economic conditions, our results of operations and financial condition, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and such other factors that our board of directors may deem relevant. In addition, our ability to pay dividends is, and may be, limited by covenants of existing and any future outstanding indebtedness we or our subsidiaries incur, including under our Credit Facilities and indenture governing the Notes. Therefore, any return on investment in our Class A common stock is solely dependent upon the appreciation of the price of our Class A common stock on the open market, which may not occur.

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

The doctrine of corporate opportunity generally provides that a corporate fiduciary may not develop an opportunity using corporate resources, acquire an interest adverse to that of the corporation or acquire property that is reasonably incident to the present or prospective business of the corporation or in which the corporation has a present or expectancy interest, unless that opportunity is first presented to the corporation and the corporation chooses not to pursue that opportunity. The doctrine of corporate opportunity is intended to preclude officers or directors or other fiduciaries from personally benefiting from opportunities that belong to the corporation. Our amended and restated certificate of incorporation provides that the doctrine of “corporate opportunity” does not apply against Searchlight, any of our directors who are employees of or affiliated with Searchlight, Rook, any of our directors who are employees of or affiliated with Rook, or any director or stockholder who is not employed by us or our subsidiaries. Searchlight, any of our directors who are employees of or affiliated with Searchlight, Rook, any of our directors who are employees of or affiliated with Rook, or any director or stockholder who is not employed by us or our subsidiaries will therefore have no duty to communicate or present corporate opportunities to us, and have the right to either hold any corporate opportunity for their (and their affiliates’) own account and benefit or to recommend, assign or otherwise transfer such corporate opportunity to persons other than us, including to any director or stockholder who is not employed by us or our subsidiaries. Our amended and restated certificate of incorporation does not renounce our interest in any business opportunity that is expressly offered to an employee director or employee in his or her capacity as a director or employee of Shift4 Payments, Inc.

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

In addition, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting by the time our second annual report is filed with the SEC and thereafter, which will require us to document and make significant changes to our internal control over financial reporting. Likewise, our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of our internal control over financial reporting at such time as we cease to be an “emerging growth company,” as defined in the JOBS Act, and we become an accelerated or large accelerated filer although, as described above, we could potentially qualify as an “emerging growth company” until as late as the fifth anniversary of the completion of the IPO.

We expect to incur costs related to implementing an internal audit and compliance function in the upcoming years to further improve our internal control environment. If we identify material weaknesses in our internal control over financial reporting or if we are unable to comply with the demands placed upon us as a public company, including the requirements of Section 404 of the Sarbanes-Oxley Act, in a timely manner, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. We also could become subject to sanctions or investigations by the SEC or other regulatory authorities. In addition, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, when required, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets and our stock price may be adversely affected.

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

As of November 3, 2020, we had outstanding a total of 30,023,096 shares of Class A common stock. Of the outstanding shares, all shares sold in the IPO and Follow-on Offering (totaling 28,750,000 shares of Class A common stock) are freely tradable without restriction or further registration under the Securities Act, other than any shares held by our “affiliates” as that term is defined in Rule 144 under the Securities Act, whose sales would be subject to the Rule 144 resale restrictions, other than the holding period requirement. The remaining shares of Class A common stock are “restricted securities,” as that term is defined in Rule 144 under the Securities Act. These restricted securities are eligible for public sale only if they are registered under the Securities Act or if they qualify for an exemption from registration under Rules 144 or 701 under the Securities Act.

In connection with the IPO, our directors and executive officers, and substantially all of our stockholders entered into lock-up agreements with the underwriters for the IPO, or the IPO lock-up agreements, pursuant to which each of these persons or entities, subject to certain exceptions, for a period of 180 days after June 4, 2020, agreed that, without the prior written consent of any two of Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and Goldman Sachs & Co. LLC, or collectively, the Lock-up Release Parties, they would not (1) offer, pledge, loan, announce the intention to sell, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, any shares of our common stock or any securities convertible into or exercisable or exchangeable for our common stock (including, without limitation, common stock or such other securities which may be deemed to be beneficially owned by such directors, executive officers, managers and members in accordance with the rules and regulations of the SEC and securities which may be issued upon exercise of a stock option or warrant), or (2) enter into any swap or other agreement that transfers, in whole or in part, any of the economic consequences of ownership of the common stock or such other securities, whether any such transaction described in clause (1) or (2) above is to be settled by delivery of common stock or such other securities, in cash or otherwise, or (3) make any demand for or exercise any right with respect to the registration of any shares of our common stock or any security convertible into or exercisable or exchangeable for our common stock.

We, our officers and directors, the selling stockholders in the Follow-on Offering and the other Continuing Equity Owners have agreed that, without the prior written consent of any two of the Lock-up Release Parties, we and they will not, subject to certain exceptions, during the period ending 90 days after September 10, 2020 (1) offer, sell, contract to sell, loan, pledge, grant any option to purchase, make any short sale or otherwise transfer or dispose of, directly or indirectly or publicly disclose the intention to make any offer, loan, sale, pledge or disposition of any shares of our Class A common stock or Class C common stock, or any options or warrants to purchase any shares of our Class A common stock or Class C common stock, or any securities convertible into, or exchangeable for, or that represent the right to receive, shares of our Class A common stock or Class C common stock; or (2) enter into any swap or other arrangement that transfers to another, all or a portion of the economic consequences of ownership of our Class A common stock or Class C common stock or any securities convertible into or exercisable or exchangeable for shares of our Class A common stock or Class C common stock, whether any transaction described above is to be settled by delivery of our Class A common stock, Class C common stock or such other securities, in cash or otherwise.

Additionally, Rook has entered into a margin loan agreement pursuant to which it pledged LLC Interests and shares of the Company’s Class A and Class B common stock (collectively, Rook Units) to secure a margin loan. If Rook were to default on its obligations under the margin loan and fail to cure such default, the lender would have the right to exchange and sell up to 7,035,422 Rook units to satisfy Rook’s obligation. Such an event could cause our stock price to decline.

In addition, any Class A common stock that we issue under the 2020 Incentive Award Plan, or other equity incentive plans that we may adopt in the future would dilute the percentage ownership held by the investors who purchase our Class A common stock.

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

General Risks

Acquisitions create certain risks and may adversely affect our business, financial condition or results of operations.

We have acquired businesses and may continue to make acquisitions of businesses or assets in the future. The acquisition and integration of businesses or assets involve a number of risks. These risks include valuation (determining a fair price for the business or assets), integration (managing the process of integrating the acquired business’ people, products, technology and other assets to extract the value and synergies projected to be realized in connection with the acquisition), regulation (obtaining regulatory or other government approvals that may be necessary to complete the acquisition) and due diligence (including identifying risks to the prospects of the business, including undisclosed or unknown liabilities or restrictions to be assumed in the acquisition). Moreover, we may fail to successfully identify appropriate acquisition candidates, enter new markets or industries, or integrate any acquisitions consummated in a relatively short amount of time and, as a result, may fail to realize the synergies, cost savings and other benefits expected from such acquisitions. In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets. We are required to test goodwill and any other intangible assets with an indefinite life for possible impairment on an annual basis, or more frequently, when circumstances indicate that impairment may have occurred. We are also required to evaluate amortizable intangible assets and fixed assets for impairment if there are indicators of a possible impairment. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations. See “—Financial risks—Our balance sheet includes significant amounts of goodwill and intangible assets. The impairment of a significant portion of these assets would negatively affect our business, financial condition or results of operations.”

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

We operate in a rapidly changing industry. Accordingly, our risk management policies and procedures may not be fully effective to identify, monitor and manage all risks our business encounters. In addition, when we introduce new services, focus on new business types, or begin to operate in markets where we have a limited history of fraud loss, we may be less able to forecast and reserve accurately for those losses. If our policies and procedures are not fully effective or we are not successful in identifying and mitigating all risks to which we are or may be exposed, we may suffer uninsured liability, harm to our reputation or be subject to litigation or regulatory actions that could adversely affect our business, financial condition or results of operations. For example, if our security measures do not succeed, our business may be adversely affected. In addition, bad actors around the world use increasingly sophisticated methods to engage in illegal activities involving personal data, such as unauthorized use of another’s identity or payment information, unauthorized acquisition or use of credit or debit card details and other fraudulent use of another’s identity or information.

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

None.

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

Shift4 Payments, Inc.

		By:	/s/ Jared Isaacman
Jared Isaacman
Chief Executive Officer (principal executive officer)
Date:	November 6, 2020

		By:	/s/ Bradley Herring
Bradley Herring
Chief Financial Officer (principal financial officer)
Date:	November 6, 2020