Form 10-K
period 2020-12-31
Shift4 Payments, Inc.
filed 2021-03-08
CIK 1794669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes☐ No ☒

The aggregate market value of the registrant’s Class A common stock held by non-affiliates, based on the closing sale price as reported on the New York Stock Exchange on June 30, 2020, the last business day of the registrant’s most recent completed second fiscal quarter, was approximately $663.6 million. As of March 1, 2021, there were 39,737,983 shares of the registrant’s Class A common stock, $0.0001 par value per share, outstanding, 30,625,857 shares of the registrant’s Class B common stock, $0.0001 par value per share, outstanding and 10,188,852 shares of the registrant’s Class C common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Specifically identified portions of the registrant’s proxy statement for the 2021 annual meeting of stockholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2020, are incorporated by reference into Part III of this report.

SHIFT4 PAYMENTS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Annual Report, including statements relating to our future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding expected growth, future capital expenditures and debt service obligations, and the anticipated impact of the novel coronavirus, or COVID-19, on our business, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Annual Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under the sections in this Annual Report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties.

You should read this Annual Report and the documents that we reference in this Annual Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

SUMMARY RISK FACTORS

Our business is subject to numerous risks and uncertainties, including those described in Part II Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

•	the COVID-19, global pandemic has had and is expected to continue to have an adverse effect on our business and results of operations;
•	substantial and increasingly intense competition worldwide in the financial services, payments and payment technology industries may adversely affect our overall business and operations;
•	potential changes in the competitive landscape, including disintermediation from other participants in the payments chain, could harm our business;
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
•

our services and products must integrate with a variety of operating systems, software, device and web browsers, and our business may be materially and adversely affected if we are unable to ensure that our services interoperate with such operating systems, device, software and web browsers;

•

we depend, in part, on our merchant and software partner relationships and strategic partnerships with various institutions to operate and grow our business. If we are unable to maintain these relationships and partnerships, our business may be adversely affected;

•

our balance sheet includes significant amounts of goodwill and intangible assets. The impairment of a significant portion of these assets would negatively affect our business, financial condition or results of operations;

•

failure to comply with the U.S. Foreign Corrupt Practices Act, or the FCPA, anti-money laundering, economic and trade sanctions regulations, and similar laws could subject us to penalties and other adverse consequences;

•

our principal asset is our interest in Shift4 Payments, LLC, and, as a result, we depend on distributions from Shift4 Payments, LLC to pay our taxes and expenses, including payments under the Tax Receivable Agreement, or TRA. Shift4 Payments, LLC’s ability to make such distributions may be subject to various limitations and restrictions; and

•	our Founder and Searchlight have significant influence over us, including control over decisions that require the approval of stockholders.

BASIS OF PRESENTATION

As used in this Annual Report on Form 10-K, unless the context otherwise requires, references to:

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
•

“Continuing Equity Owners” refers collectively to Searchlight, our Founder and their respective permitted transferees that own LLC Interests after the Reorganization Transactions and who may redeem at each of their options, in whole or in part from time to time, their LLC Interests for, at our election, cash or newly-issued shares of Shift4 Payments, Inc.’s Class A common stock.

•	“December Follow-on Offering” refers to the sale by Searchlight of Class A common stock that closed on December 7, 2020.
•	“Follow-on Offerings” refers to the December Follow-on Offering and the September Follow-on Offering.
•	“Founder” refers to Jared Isaacman, our Chief Executive Officer and the sole stockholder of Rook Holdings Inc. Our Founder is a Continuing Equity Owner and an owner of Class C common stock.
•	“Former Equity Owner” refers to FPOS Holding Co., Inc. who exchanged its LLC Interests for shares of our Class A common stock in connection with the consummation of the Reorganization Transactions.
•

“LLC Interests” refers to the common units of Shift4 Payments, LLC, including those that we purchased directly from Shift4 Payments, LLC with the proceeds from our IPO and the concurrent private placement and the September Follow-on Offering and the common units of Shift4 Payments, LLC that we acquired from the Former Equity Owners in connection with the consummation of the Reorganization Transactions.

•

“Reorganization Transactions” refer to certain organizational transactions that we effected in connection with our IPO in June 2020. See Notes 1 and 20 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of the Reorganization Transactions.

•	“Rook” refers to Rook Holdings Inc., a Delaware corporation wholly-owned by our Founder and for which our Founder is the sole stockholder.
•

“Searchlight” refers to Searchlight Capital Partners, L.P., a Delaware limited partnership, and certain funds affiliated with Searchlight. Searchlight is a Continuing Equity Owner and an owner of Class C common stock.

•	“September Follow-on Offering” refers to the sale by the Company and by Searchlight and the Former Equity Owner of Class A common stock that closed on September 15, 2020.
•	“Shift4 Payments, LLC Agreement” refers to Shift4 Payments, LLC’s amended and restated limited liability company agreement.

ITEM 1. BUSINESS

Our Company

We are a leading independent provider of payment processing and technology solutions in the United States based on total volume of payments processed. We have achieved our leadership position through decades of solving business and operational challenges facing our customers. For our software partners, we offer a single integration to an end-to-end payments offering, a proprietary gateway and a robust suite of technology solutions to enhance the value of their software and simplify payment acceptance. For our merchants, we provide a seamless, unified consumer experience as an alternative to relying on multiple providers to accept payments and utilize technology in their businesses.

Merchants are increasingly adopting disparate software solutions to operate their business. The complexity of conducting commerce across these software suites has grown exponentially. For example, a small business in the United States may use over a dozen disparate software systems to operate its business, manage interactions with its customers and accept payments. A large resort may operate an even greater number of software systems to enable online reservations, check-ins, restaurants, salon and spa, golf, parking and more. The scale and complexity of managing these software systems that are sourced from different providers while seamlessly accepting payments is challenging for merchants of any size.

Software partners are required to ensure that their solutions are integrated with a variety of applications to service merchants. For example, any software partner seeking to be adopted in a resort, such as an online reservation system or restaurant POS, must be able to integrate into that resort’s property management systems. These software integrations need to enable secure payment acceptance and also support additional services to manage the guest’s experience. Facilitating these integrations is both costly and time-consuming for software partners.

We integrate disparate software systems through a single point of connectivity. By partnering with us, every software provider receives the benefit of both a state-of-the-art payments platform and our library of over 350 established integrations with market-leading software suites. In turn, our merchants are able to simplify payment acceptance and streamline their business operations by reducing the number of vendors on which they rely.

At the heart of our business is our payments platform. Our payments platform is a full suite of integrated payment products and services that can be used across multiple channels (in-store, online, mobile and tablet-based) and industry verticals, including:

•	end-to-end payment processing for a broad range of payment types;
•	merchant acquiring;
•	proprietary omni-channel gateway capable of multiple methods of mobile, contactless and QR code-based payments;
•	complementary software integrations;
•	full ecommerce capabilities, including web-store design, hosting, shopping cart management and fulfillment integrations;
•	integrated and mobile point of sale, or POS, solutions;
•	security and risk management solutions; and
•	reporting and analytical tools.

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

We have a partner-centric distribution approach. We market and sell our solutions through a diversified network of over 7,000 software partners, which consists of ISVs and VARs. ISVs are technology providers that develop commerce-enabling software suites with which they can bundle our payments platform. VARs are organizations that provide distribution support for ISVs and act as trusted and localized service providers to merchants by providing them with software and services. Together, our ISVs and VARs provide us immense distribution scale and provide our merchants with front-line service and support.

Our merchants range from small to medium size businesses, or SMBs, to large enterprises across numerous verticals in which we have deep industry expertise, including food and beverage, lodging and leisure. Over 185,000 of the customers that rely on our technology are SMBs. In addition, our merchant base is highly diversified with no single merchant representing more than 1% of end-to-end payment volume for the years ended December 31, 2020, 2019 and 2018.

We derive the majority of our revenue from fees paid by our merchants, which principally include a processing fee that is charged as a percentage of end-to-end payment volume. In cases where merchants subscribe only to our gateway, we generate revenue from transaction fees charged in the form of a fixed fee per transaction. We also generate subscription revenue from licensing subscriptions to our POS software, business intelligence tools, payment device management and other technology solutions, for which we typically charge flat subscription fees on a monthly basis. Our revenue is recurring in nature because of the mission-critical and embedded nature of the solutions we provide, the high switching costs associated with these solutions and the multi-year contracts we have with our customers. We also benefit from a high degree of operating leverage given the combination of our highly scalable payments platform and strong customer unit economics.

Our total revenue was $766.9 million, $731.4 million and $560.6 million for the fiscal years ended December 31, 2020, 2019 and 2018, respectively. We generated net losses of $111.4 million, $56.6 million and $55.4 million, for the fiscal years ended December 31, 2020, 2019 and 2018, respectively. Our gross revenue less network fees was $323.0 million, $305.5 million and $252.7 million for the fiscal years ended December 31, 2020, 2019 and 2018, respectively, representing year-over-year growth of 5.7% from 2019 to 2020 and 20.9% from 2018 to 2019. The percentage of our total gross revenue less network fees derived from volume-based payments, subscription agreements and transaction fees was 60.6%, 23.6% and 13.8% for the fiscal year ended December 31, 2020, respectively, 56.7%, 26.5% and 14.6% for the fiscal year ended December 31, 2019, respectively, and 56.2%, 26.9% and 14.0% for the fiscal year ended December 31, 2018, respectively.

Our adjusted EBITDA was $87.7 million, $89.8 million and $89.9 million for the fiscal years ended December 31, 2020, 2019 and 2018, respectively, representing a year-over-year change of (2.3)% from 2019 to 2020 and (0.1)% from 2018 to 2019. Effective June 30, 2020, we modified the terms and conditions of our SaaS arrangements and updated our operational procedures. As a result, hardware provided to our merchants is accounted for as an operating lease, whereby the cost of the equipment is included in investing activities when purchased and the depreciation of the equipment under lease is included in operating activities. Prior to June 30, 2020, this hardware was treated as a sales-type lease, in which the hardware was expensed when shipped and included in operating activities. To provide comparability, if this equipment had been accounted for as an operating lease for the period January 1, 2020 through June 29, 2020, adjusted EBITDA for the year ended December 31, 2020 would be higher by $8.6 million. If this equipment had been accounted for as an operating lease for the year ended December 31, 2019, adjusted EBITDA for the year ended December 31, 2019 would have been higher by $14.0 million.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key performance indicators and non-GAAP measures” for a reconciliation of our non-GAAP measures to the most directly comparable financial measure calculated and presented in accordance with GAAP.

Our Shift4 Model

Our mission is to power the convergence of integrated payments and commerce-enabling software. Solving the complexity inherent to our software partners and merchants requires a specialized approach that combines a seamless customer experience with a secure, reliable and robust suite of payments and technology offerings.

To achieve this mission, we strategically built our Shift4 Model on a three pillar foundation: (i) payments platform; (ii) technology solutions; and (iii) partner-centric distribution.

Payments Platform

Our payments platform provides omni-channel card acceptance and processing solutions across multiple payment types, including credit, debit, contactless card, EMV and mobile wallets as well as alternative payment methods such as Apple Pay, Google Pay, Alipay and WeChat Pay. We continue to innovate and evolve our payments offering as new technology and payment methods are adopted by consumers.

Through our proprietary gateway, our payments platform is integrated with over 350 software suites including some of the largest and most recognized software providers in the world. In addition, we enable connectivity with the largest payment processors, alternative payment rails and many different payment devices. Our payments platform includes market-leading security features that help prevent consumer card data from entering the merchant’s environment.

We designed our payments platform to be:

•	Integrated – fully integrated and seamlessly connected, facilitating easy data capture and compatibility across all solutions;
•	Reliable – supports the most demanding payment environments in the United States 7 days a week, 24 hours a day, 365 days a year; and
•	Secure – PCI-validated P2PE tokenization and EMV-ready solutions.

Our merchants have the flexibility to utilize our payments platform in one of two ways: as a gateway or as an end-to-end payment solution. End-to-end payments merchants benefit from a single, unified vendor solution for payment acceptance, devices, POS software solutions and a full suite of business intelligence tools. By consolidating these functions through a single, unified vendor solution, these merchants are able to reduce total spend on payment acceptance solutions and access gateway and technology solutions as value-added features. Gateway merchants benefit from interoperability with third-party payment processors.

Technology Solutions

Our suite of technology solutions is designed to streamline our customers’ business operations, drive growth through strong consumer engagement and improve their business using rich transaction-level data.

•

Shift4Shop – Our cloud-based suite of business intelligence tools includes customer engagement, social media management, online reputation management, scheduling and product pricing, as well as extensive reporting and analytics. Our ecommerce tool provides everything a merchant needs to build their business online. Merchants can create a webstore in minutes and choose from over one hundred design themes. Shift4Shop also provides merchants with tools to manage their product catalog, order fulfillment and inventory management, search-engine-optimization (SEO) and secure hosting.
•

Lighthouse – Our cloud-based suite of business intelligence tools includes customer engagement, social media management, online reputation management, scheduling and product pricing, as well as extensive reporting and analytics.

•

Integrated Point-of-Sale (iPOS) – We provide purpose-built POS workstations pre-loaded with powerful, mission-critical software suites and integrated payment functionality. Our iPOS offering helps our merchants scale their business and improve operational efficiency while reducing total cost of ownership.

•

Mobile POS – Our mobile payments offering, Skytab, provides a complete feature set, including pay-at-the-table, order-at-the-table, delivery, customer feedback and email marketing, all of which are integrated with our proprietary gateway and Lighthouse. This unique solution is relevant for merchants ranging from SMBs to large enterprises and across numerous industry verticals.

•

Marketplace – We enable seamless integrations into complementary third-party applications, which helps reduce the number of vendors on which our merchants rely. For example, a restaurant can enable DoorDash via Marketplace and accept orders from their existing POS, dramatically simplifying implementation and eliminating manual reconciliation of multiple systems. That same restaurant can also enable payroll, timekeeping and other human resource services, reducing the time spent on manual workflows and enhancing employee engagement. Marketplace also includes a variety of functional applications including loyalty and inventory management.

Partner-Centric Distribution

•

Our payments platform and technology solutions are delivered to our merchants through our partner-centric distribution network. Today, our network includes over 7,000 software partners, providing full coverage across the United States.

•

Our partner-centric distribution approach is designed to leverage the domain expertise and local relationships that our software partners have built with our merchants over years of doing business together. Our software partners are entrusted by merchants to guide software purchasing decisions and provide service and support. In turn, our software partners entrust us to provide innovative payment and technology solutions to help them continue to grow.

•

We have always been deeply committed to supporting the growth of our software partners with a robust suite of tools, dedicated personnel and strategic and economic alignment. Our partner tools include: lead management, sales and marketing support, real-time pipeline alerts, transaction level residual reporting and merchant life-cycle reporting. Our partner-centric distribution approach provides us with strong merchant growth and retention.

Sales and Distribution

Our partner-centric distribution approach and commitment to our software partners are the foundation of our go-to-market strategy. We have built an extensive distribution network of over 7,000 software partners including both ISVs and VARs.

•

Independent software vendors – Our solutions are connected into over 350 integrations with market-leading software providers, including some of the largest and most recognizable technology companies in the world. By integrating our payments platform into their software suites, our ISVs are able to sell a comprehensive solution to the merchant at an attractive price point.

•

Value added resellers – We partner with VARs to sell our solutions to merchants. Our VARs include third-party resellers and organizations that provide distribution support for ISVs. VARs act as trusted and localized service providers to our merchants by providing them with software and services. This partnership enables us to expand our reach and scalability by allowing a VAR to bundle our full payments and technology product suite with other value-added services provided by the VAR.

In addition, we employ a team of approximately 60 employees dedicated to providing account support to our ISVs and VARs. This team is also responsible for finding new ISV and VAR partners in order to expand our partner network.

We are selective in identifying and choosing our software partners, and we seek to align our business objectives with those that have strong networks, local expertise, high-quality merchant portfolios and a trusted brand name. Our network of software partners provides a consistent and extensive source of new merchant acquisition, with no single relationship accounting for more than 4.10% of our end-to-end volume as of December 31, 2020. In addition, we leverage our Shift4 Model to create strategic and economic alignment with our partners to incentivize them to continue working with us.

Our compelling value proposition enables our software partners to extend attractive pricing arrangements to our merchants. For merchants that subscribe to our end-to-end payments offering, our software partners can offer gateway and technology solutions as value-added features included in the price of our payments offering. We believe that enabling our software partners to provide a cost-effective and comprehensive bundle of solutions best supports their ability to sell our solutions and grow their businesses.

Our Solutions

Our solutions are designed to help our customers grow their businesses and include, but are not limited to:

Payments Platform

Solution	Description

Merchant Acquiring	Omni-channel card acceptance and processing solutions across multiple payment types, including credit, debit, contactless card, mobile wallets as well as alternative payment methods

Gateway

Seamlessly connects merchant’s software to the payment processor of their choice enabling a wide range of payment options including traditional and alternative payments methods and provides integrations to hundreds of software suites

Security	Security features including PCI-validated P2PE and EMV-compliance
P2PE encrypts consumer card data from the moment a card is inserted, swiped, manually keyed or tapped, as with mobile wallets, at a secure payment device

Tokenization

Replaces cardholder data, which has universal value, with a random alphanumeric value (a token) that is only valuable within specific parameters and in a particular environment. Tokens enable a merchant to maintain transaction records without the risk of compromising consumer card data

Traditional tokens preclude a merchant from identifying their consumers, which undermines the efficacy of business intelligence solutions. Our MetaTokens provide 16-digit numeric values that remain constant for a particular consumer’s card number. MetaTokens enable a merchant to identify their consumers across multiple transactions, numerous transaction types and different revenue centers within a merchant

Risk Management / Underwriting	Risk management teams and underwriting systems assess, plan, and implement strategies to minimize risk associated with chargebacks

Payment Device Management	Device provisioning encryption and ongoing maintenance and support

Chargeback Management

Chargeback system provides an efficient support structure in which we work directly with the merchant, payment card networks and card issuing brands to determine liability and resolve open dispute claims

Fraud Prevention

Our Fraud Sentry solution is an automated solution that monitors transaction activity to identify instances of employee fraud. Fraud Sentry will monitor purchase and refund activity on the POS and will notify the merchant in the event these amounts are not aligned

Gift Card	Flexible, feature-rich gift card solution for card-present and card-not-present environments

Technology Solutions

Solution	Description

Ecommerce (Shift4Shop) Point-of-Sale

A complete ecommerce solution, including website builder, shopping cart, product catalog, order management, marketing, search engine optimization, secure hosting and mobile webstores

Point-of-sale solutions combining powerful software with secure payments that serves merchants of any size or complexity

Mobile POS solution, Skytab, combines state-of-the-art devices with simple, intuitive software

Business Intelligence (Lighthouse)

Cloud-based suite of business management tools includes customer engagement, social media management, online reputation management, scheduling and product pricing as well as extensive reporting and analytics

Lighthouse is integrated throughout our Shift4 Model

Marketplace	Developer marketplace that provides complementary third-party applications that help our merchants integrate best-of-breed systems and devices

Partner-Centric Distribution

Solution	Description

Merchant Management	Tools to access, organize and manage merchants

Training and Education	Trainings by industry experts as well as interactive videos and other customized training material for new and existing products and services

Marketing Management	Wide breadth of marketing and social media resources

Incentives Tracking	Reconciliation and tracking tools for partner bonuses and revenue share commissions

Operations and Support Services

Our operations infrastructure is designed to deliver high-quality experiences to our customers and to drive efficiencies throughout the entire payment ecosystem. We leverage our over 30 years of operating history in the hospitality sector and our domain expertise to ensure our obligations to our customers are maintained and fulfilled effectively. Our operations and support services include:

Merchant Operations and Support

•

Merchant underwriting – Our merchant underwriting team manages applications and risk evaluation of new merchants. Our merchant base operates in end markets with high card-present volume and low levels of fraud and chargeback losses. In addition, our underwriting strategy offers merchants with a low risk profile expedited activation which enhances their customer experience.

•

Merchant onboarding and activation – A business owner can enroll for a merchant account within minutes via our web based portal within Shift4Shop. For enterprises, our merchant onboarding and activation team works closely with our partners to ensure a high-touch transition from sales to implementation and activation. Our streamlined activation and automated approval process enables fast and frictionless merchant onboarding, providing us and our partners with enhanced speed-to-market. Our partners are typically able to board even the largest and most complex merchants within 24 hours of submitting an application.

•	Merchant training – We provide a full curriculum of training materials to our merchants via a dedicated training department and content delivery platform.
•

Merchant risk management – Our risk management operations are designed to monitor merchant accounts on an on-going basis. This includes dedicated security and regulatory support such as PCI compliance support, vulnerability scanning, system monitoring and breach assistance. Once a merchant is activated, our systems are configured to automatically monitor any activity that may require additional diligence, which in turn helps minimize losses associated with fraud and default.

•

Merchant support – Our merchant support team responds to inquiries from merchants 7 days a week, 24 hours a day, 365 days a year. The team provides customer support for systems integrations and other technical solutions. In addition, we have a dedicated team of merchant account specialists that guide merchants through the payment acceptance process from onboarding to settlement and reporting. With strong emphasis on first-call resolution, we seek to provide exceptional payment expertise and support for our merchants. We train our customer support team to quickly identify and resolve each matter in an empathetic and professional manner which reduces repeat calls and improves our operational efficiency.

Software Partner Operations and Support

•

Software integrations and compliance management – We have a team of engineers and technical support staff dedicated to support software integrations and ensure compliance with all card brand, security and regulatory requirements, including PCI and Payment Application Data Security Standard compliance support and system integration and configuration guidance.

•

Partner support – We have dedicated support teams who work with our software providers to address any questions or issues that may pertain to the integration of our products and solutions into their software suites. We seek to deliver end-to-end issue resolution by bringing all appropriate disciplines together in an integrated manner in order to optimize partner support. In addition, we help resolve issues that may pertain to our partners’ entire portfolio of merchants or incidents pertaining to a single merchant.

•

Partner services – Through our partner-facing customer relationship management system, our partners are able to track each step of the activation process of their new merchant accounts real-time. Through this system, our partners can track their merchant portfolio, including commissions, residual payments and even support calls/recordings, in an accurate and real-time manner. We have added substantial automation to these processes, which is essential to ensure optimal experience as well as financial efficiency.

Competition

We compete with a range of providers, each of whom may provide a component of our offering, but do not provide an integrated offering capable of solving complex business challenges for software partners and merchants. For certain services and solutions, including end-to-end payments, we compete with third-party payment processors (such as Chase Paymentech, Elavon, Fiserv, Global Payments and Worldpay) and integrated payment providers (such as Adyen, Lightspeed POS, Shopify and Square).

While competitive factors and their relative importance can vary based on size, industry and geographic reach of software partners and merchants, we believe we compete primarily on the basis of reputation, domain expertise, scale of distribution channels, breadth of offerings, simplicity and ease-of-use of solutions, pace of innovation, price, data security and customer service. We believe we compete favorably with respect to all of these factors.

For information on risks relating to increased competition in our industry, see “Risk Factors—Business risks— Substantial and increasingly intense competition worldwide in the financial services, payments and payment technology industries may adversely affect our overall business and operations,” “Risk Factors—Business risks— Potential changes in competitive landscape, including disintermediation from other participants in the payments chain, could harm our business,” and “Risk Factors—Business risks— Our ability to anticipate and respond to changing industry trends and the needs and preferences of our merchants and consumers may adversely affect our competitiveness or the demand for our products and services.”

Patents, Trademarks and Other Intellectual Property

We rely on a combination of intellectual property rights, including patents, trademarks, copyrights, trade secrets and contractual rights to protect our proprietary software and our brands. We have registered or applied to register certain of our trademarks in the United States and several other countries. In addition, we have obtained or applied for patents in the United States and certain foreign countries on certain material aspects of our proprietary software applications. We also license intellectual property from third parties, including software that is incorporated in our bundled with our proprietary software applications. We generally control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including entering into non-disclosure and confidentiality agreements with both our employees and third parties.

We hold approximately 19 issued United States utility patents, four issued Canadian patents, one issued Mexican patent and one issued European patent related to our proprietary payments technologies. As of December 31, 2020, we also held three pending United States utility patent applications related to our payment technologies. If the United States and foreign patents currently issued to us are maintained until the end of their terms, they will expire between the year 2026 and the year 2032. The expiration of these patents is not reasonably likely to have a material adverse effect on our business, financial condition or results of operations. In addition, we own a portfolio of trademarks in multiple jurisdictions around the world and are in the process of registering for our primary mark, Shift4 Payments.

Seasonality

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

Government Regulation

Various aspects of our business and service areas are subject to U.S. federal, state, and local regulation, as well as regulation outside the United States. Certain of our services also are subject to rules promulgated by various card networks and other authorities, as more fully described below. These descriptions are not exhaustive, and these laws, regulations and rules frequently change and are increasing in number.

The Dodd-Frank Act

In July 2010, the Dodd-Frank Act was signed into law in the United States. The Dodd-Frank Act has resulted in significant structural and other changes to the regulation of the financial services industry. Among other things, Title X of the Dodd-Frank Act established the CFPB to regulate consumer financial products and services (including some offered by our partners). The CFPB may also have authority over us as a provider of services to regulated financial institutions in connection with consumer financial products.

Separately, the Dodd-Frank Act directed the Federal Reserve to regulate debit interchange transaction fees that a card issuer or payment network receives or charges for an electronic debit transaction. Pursuant to the Dodd-Frank Act, debit interchange transaction fees must be “reasonable and proportional” to the cost incurred by the card issuer in authorizing, clearing, and settling the transaction. Pursuant to the regulations promulgated by the Federal Reserve implementing this “reasonable and proportional” requirement, debit interchange rates for card issuers operating in the United States with assets of $10 billion or more are capped at the sum of $0.21 per transaction and an ad valorem component of 5 basis points to reflect a portion of the issuer’s fraud losses plus, for qualifying issuers, an additional $0.01 per transaction in debit interchange for fraud prevention costs. In addition, the regulations contain non-exclusivity provisions that ban debit card networks from prohibiting an issuer from contracting with any other card network that may process an electronic debit transaction involving an issuer’s debit cards and prohibit card issuers and card networks from inhibiting the ability of merchants to direct the routing of debit card transactions over any network that can process the transaction.

Further, the ability of payment networks to impose certain restrictions are limited because the Dodd-Frank Act allows merchants to set minimum dollar amounts (not to exceed $10) for the acceptance of a credit card (while federal governmental entities and institutions of higher education may set maximum amounts for the acceptance of credit cards). Depending on the card network rules, merchants are now also allowed to provide discounts or other incentives to entice consumers to pay with an alternative payment method, such as cash, checks, or debit cards. However, merchants cannot impose any additional charges for the use of credit cards.

Association and network rules

We are subject to the rules of Mastercard, Visa, INTERAC and other payment networks. In order to provide our services, we must be registered either indirectly or directly as service providers with the payment networks that we utilize. Because we are not a “member bank” as defined in certain of the payment networks’ rules, we are not eligible for primary membership in certain payment networks and are therefore unable to directly access them. Instead, those payment networks require us to be sponsored by a member bank as a service provider, which we have accomplished through a sponsorship agreement with our sponsor bank. We are registered with Visa, Mastercard and other networks as service providers for member institutions. As such, we are subject to applicable card association and payment network rules, which impose various requirements and could subject us to a variety of fines or penalties that may be levied by such associations and/or networks for certain acts or omissions. Our failure to comply with the networks’ requirements, or to pay the fees or fines they may impose, could result in the suspension or termination of our sponsorship by our sponsor bank or our registration with the relevant payment network(s), and therefore require us to limit or cease providing the relevant payment processing services.

Card associations and payment networks and their member financial institutions regularly update and generally expand security expectations and requirements related to the security of cardholder data and environments. We are also subject to network operating rules promulgated by the National Automated Clearing House Association relating to payment transactions processed by us using the Automated Clearing House Network and to various state federal and foreign laws regarding such operations, including laws pertaining to electronic benefits transactions.

Privacy and information security regulations

We provide services that may be subject to various state, federal, and foreign privacy laws and regulations, including, among others, the Financial Services Modernization Act of 1999, which we refer to as the Gramm-Leach-Bliley Act, the GDPR, and the Personal Information Protection and Electronic Documents Act in Canada. These laws and their implementing regulations restrict certain collection, processing, storage, use, and disclosure of personal information, require notice to individuals of privacy practices, and provide individuals with certain rights to prevent use and disclosure of protected information. These laws also impose requirements for the safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. Certain federal, state and foreign laws and regulations impose similar privacy obligations and, in certain circumstances, obligations to notify affected individuals, state officers or other governmental authorities, the media, and consumer reporting agencies, as well as businesses and governmental agencies, of security breaches affecting personal information. In addition, there are state and foreign laws restricting the ability to collect and utilize certain types of information such as Social Security and driver’s license numbers.

As a processor of personal data of EU data subjects, we are also subject to regulation and oversight in the applicable EU Member States with regard to data protection legislation. In May 2018, the GDPR, a new European wide Regulation on data privacy came into force. The GDPR contains additional obligations on data controllers and data processors that have an establishment in the EU or are offering goods or services to, or monitoring the behavior of, consumers within the EU. The GDPR includes significant enhancements with regard to the rights of data subjects (which include the right to be forgotten and the right of data portability), stricter regulation on obtaining consent to processing of personal data and sensitive personal data, stricter obligations with regard to the information to be included in privacy notices and significant enhanced requirements with regard to compliance, including a regime of “accountability” for processors and controllers and a requirement to embed compliance with GDPR into the fabric of an organization by developing appropriate policies and practices, to achieve a standard of data protection by “design and default.” The GDPR includes enhanced data security obligations, requiring data processors and controllers to take appropriate technical and organizational measures to protect the data they process and their systems. Organizations that process significant amounts of data may be required to appoint a Data Protection Officer responsible for reporting to highest level of management within the business. There are greatly enhanced sanctions under GDPR for failing to comply with the core principles of the GDPR or failing to secure data.

Unfair trade practice regulations

We, our partners and certain of our merchants are subject to various federal, state, and international laws prohibiting unfair or deceptive trade practices, such as Section 5 of the Federal Trade Commission Act and the prohibition against unfair, deceptive, or abusive acts or practices, or UDAAPs, under the Dodd-Frank Act. Various regulatory agencies, including the Federal Trade Commission, the CFPB, and state attorneys general, have authority to take action against parties that engage in unfair or deceptive trade practices or violate other laws, rules, and regulations, and to the extent we are processing payments for a client that may be in violation of laws, rules, and regulations, we may be subject to enforcement actions and incur losses and liabilities that may impact our business. For example, all persons offering or providing financial services or products to consumers, directly or indirectly, can be subject to the prohibition against UDAAPs. The CFPB has enforcement authority to prevent an entity that offers or provides consumer financial services or products or a service provider from committing or engaging in UDAAPs, including the ability to engage in joint investigations with other agencies, issue subpoenas and civil investigative demands, conduct hearings and adjudication proceedings, commence a civil action, grant relief (e.g., limit activities or functions; rescission of contracts), and refer matters for criminal proceedings.

Anti-money laundering, anti-bribery, sanctions, and counter-terrorist regulations

We are contractually required to comply with the anti-money laundering laws and regulations in certain countries. In the United States, we comply with certain provisions of the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, and its implementing regulations, or collectively the BSA, which are enforced by the Financial Crimes Enforcement Network, or FinCEN, a bureau of the U.S. Department of the Treasury. We are also subject to anti-corruption laws and regulations, including the FCPA and other laws, that prohibit the making or offering of improper payments to foreign government officials and political figures and includes anti-bribery provisions enforced by the Department of Justice and accounting provisions enforced by the SEC. The FCPA has a broad reach and requires maintenance of appropriate records and adequate internal controls to prevent and detect possible FCPA violations. Many other jurisdictions where we conduct business also have similar anticorruption laws and regulations. We have policies, procedures, systems, and controls designed to identify and address potentially impermissible transactions under such laws and regulations.

We are also subject to certain economic and trade sanctions programs that are administered by the Department of Treasury’s Office of Foreign Assets Control, or OFAC, which prohibit or restrict transactions to or from or dealings with specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially-designated nationals of those countries, narcotics traffickers, and terrorists or terrorist organizations. Other group entities may be subject to additional local sanctions requirements in other relevant jurisdictions.

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

Human Capital

In order to continue to innovate, it is crucial that we continue to attract and retain top talent. To facilitate talent attraction and retention, we strive to make Shift4 a diverse, inclusive and safe workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation, benefits and health and wellness programs, and with programs that build connections between our employees and their communities.

As of December 31, 2020, we employed 1,305 full-time employees. We also employed 6 part-time employees. None of our employees are represented by a labor union or are party to a collective bargaining agreement, and we have had no labor-related work stoppages. We believe that we have good relationships with our employees.

Health, Safety and Wellness. The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our employees. We provide our employees and their families with access to a variety of innovative, flexible and convenient health and wellness programs, tools and resources to support physical and mental health and encourage engagement in healthy behaviors. Our benefit programs are designed to offer choice where possible so our employees can customize their benefits to meet their and their families’ needs. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees and the communities in which we operate, and which comply with relevant local regulations, including by:

•	Providing our employees with remote working flexibility;
•	Adjusting attendance policies to encourage those who are sick to stay home;
•	Increasing cleaning protocols across all locations;
•	Initiating regular communication regarding impacts of the COVID-19 pandemic, including health and safety protocols and procedures;
•	Establishing new physical distancing procedures for employees who need to be onsite;
•	Providing additional personal protective equipment and cleaning supplies;
•	Modifying work spaces with plexiglass dividers and touchless faucets;
•	Implementing protocols to address actual and suspected COVID-19 cases and potential exposure; and
•	Requiring masks to be worn in all locations where allowed by local law.

Compensation and Benefits. We provide robust compensation and benefits programs to help meet the needs of our employees. Our equity incentive plans provide for grants of awards including restricted stock units, or RSUs, . We believe our equity incentive plans foster a stronger sense of ownership and align our employees’ interests with the interests and growth of the Company. In addition to base compensation and awards granted pursuant to equity incentive plans, we offer benefits including a 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, flexible work schedules and employee assistance programs.

Building Connections — With Each Other and our Communities. We believe that building connections between our employees, their families and our communities creates a more meaningful, fulfilling and enjoyable workplace. Through our engagement programs, our employees can pursue their interests and hobbies, connect to volunteer opportunities and enjoy unique recreational experiences with family members. Leveraging our reach to food and hospitality merchants across the country, we launched the Shift4Cares.com website as a way to help merchants during the COVID-19 pandemic. Since our employees are passionate about many causes, our corporate giving and volunteering programs support and encourage employees by engaging with those causes. Throughout our offices, employee-led Employee Activity Committees select local organizations to support. We also frequently collaborate with these organizations on volunteer activities for our employees.

In addition, we are launching our Corporate Social Responsibility program in 2021, pursuant to which we intend to provide a greater structure around our various volunteer and outreach programs across the country. In furtherance of this program we have recently hired a Vice President of People and Culture and a Senior Manager of Diversity & Inclusion. With the support of executive management, this program will be driven by our employees and will include company-wide events that cover many aspects of community, environmental, and volunteer support. This program will be managed by a manager level, external hire and with them, we will set up a program to include annual events as well as additional events brought to us by employees throughout the year.

Diversity & Inclusion. The Company believes that a rich culture of diversity and inclusion enables it to develop and fully leverage the strengths of its workforce in order to boost employee satisfaction, exceed customer expectations and meet its growth objectives. Current key initiatives through which the Company aims to improve diversity and inclusion include talent acquisition and metrics and measurement.

Recruitment. In 2020, we built an in-house talent and recruitment department. We work diligently to attract the best talent from a diverse range of sources in order to meet the current and future demands of our business. We have established relationships with professional associations and industry groups to proactively attract talent.

We have a strong employee value proposition that leverages our unique culture, collaborative working environment, shared sense of purpose, and innovative work to attract talent to our Company. We empower our employees to find new and better ways of doing things and the scale of our business means that careers can develop in exciting and unexpected directions.

Available Information

Our internet website address is www.shift4.com. In addition to the information about us and our subsidiaries contained in this Annual Report on Form 10-K, information about us can be found on our website. Our website and information included in or linked to our website are not part of this Annual Report on Form 10-K.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website at www.investors.shift4.com as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission, or SEC. Additionally the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC's website is www.sec.gov.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS AND DIRECTORS

The following table provides information regarding our executive officers and members of our board of directors as of December 31, 2020:

Name	Age	Position(s)
Jared Isaacman	38	Founder, Chief Executive Officer and Chairman
Bradley Herring	50	Chief Financial Officer
Jordan Frankel	38	Secretary, General Counsel and Executive Vice President, Legal, Human Resources and Compliance
Taylor Lauber	37	Chief Strategy Officer
Donald Isaacman	74	Director
Christopher Cruz	36	Director
Andrew Frey	45	Director
Nancy Disman	50	Director
Sarah Goldsmith-Grover	56	Director
Jonathan Halkyard	56	Director

Executive Officers and Directors

Jared Isaacman has served as Shift4 Payments, Inc.’s Chief Executive Officer and the Chairman of the board of directors since its formation, and is the Founder of Shift4 Payments, LLC, as well as serving as the Chief Executive Officer and Chairman of Shift4 Payments, LLC’s board of managers since its founding in 1999. Mr. J. Isaacman is also the founder of Draken International, a provider of contract air services. From 2006 to 2008, Mr. J. Isaacman was named as a finalist for the Ernst & Young “Entrepreneur of the Year” award, was the youngest person to ever be named to the list of “Industry Leaders” by The Green Sheet, a leading publication in the credit card industry and has been recognized as one of “America’s Best Entrepreneurs” by BusinessWeek magazine and “30 Entrepreneurs Under 30” by Inc. Magazine. He holds a Bachelor’s degree from Embry-Riddle Aeronautical University. We believe Mr. J. Isaacman is qualified to serve on our board of directors due to his extensive experience in executive leadership positions in the payment processing industry and his knowledge of our business in particular, gained through his services as our Founder and Chief Executive Officer.

Bradley Herring has served as Shift4 Payments, Inc.’s Chief Financial Officer since its formation and as Chief Financial Officer of Shift4 Payments, LLC since October 2019. Prior to joining Shift4, from 2016 to 2019, Mr. Herring served as Chief Financial Officer of Elavon, Inc., a processor of credit card transactions. Mr. Herring also served as Chief Financial Officer of the digital banking group of Fiserv, a provider of online banking and online payment services, from 2012 to 2015. He was also the Vice President of Global Operations for Equifax for five years, from 2008 to 2013. Mr. Herring has passed the Series 7 General Securities Representative Exam, administered by the Financial Industry Regulatory Authority, Inc. He holds a Bachelor of Arts degree in Management and Economics and a Masters of Business Administration from Georgia Institute of Technology Scheller College of Business.

Jordan Frankel has served as Shift4 Payments, Inc.’s Secretary and General Counsel since its formation, and as General Counsel and Executive Vice President, Legal, Human Resources and Compliance and a member of the board of managers of Shift4 Payments, LLC since 2014. From 2011 to 2019, Mr. Frankel also served as a member of the board of directors of Draken International, a provider of contract air services. He holds a Bachelor of Finance and Marketing from the Syracuse University Martin J Whitman School of Management and a Juris Doctor and Masters in Business Administration from the Quinnipiac University School of Law and Quinnipiac University Lender School of Business, respectively.

Taylor Lauber has served as Shift4 Payments, Inc.’s Chief Strategy Officer since its formation and as Senior Vice President, Strategic Projects of Shift4 Payments, LLC since 2018. Prior to joining Shift4, from 2010 to 2018, he served as a Principal at The Blackstone Group, L.P. Mr. Lauber also spent from 2005 to 2010 at Merrill Lynch as a Financial Advisor, where he advised numerous Fortune 500 companies and their executives on capital markets transactions. Mr. Lauber has passed the Series 7 General Securities Representative Exam, Series 66 Uniform Combined State Law Exam and Series 27 Financial and Operations Principal Exam, all administered by the Financial Industry Regulatory Authority, Inc. He holds a Bachelor of Economics and Finance from Bentley College.

Donald Isaacman has served as a member of the board of directors of Shift4 Payments, Inc. since its formation, and has served as the President and a member of the board of managers of Shift4 Payments, LLC since its founding in 1999. From February 1971 to September 2000, Mr. D. Isaacman also served as the Vice President of Supreme Security Systems, Inc., a home alarm and business security system company. He holds a Bachelor of Science in Marketing and Sales from Monmouth University. We believe Mr. D. Isaacman is qualified to serve on our board of directors due to his senior management experience and his knowledge of our business in particular, gained through his services as our President.

Christopher Cruz has served as a member of the board of directors of Shift4 Payments, Inc. since its formation, and as a member of the board of managers of Shift4 Payments, LLC since May 2016. Mr. Cruz is a Managing Director at Searchlight, which he joined in 2011. From 2008 to

2010, Mr. Cruz served on the investment team at Oaktree Capital Management, a global alternative investment management firm. Prior to that, Mr. Cruz was in the leveraged finance and restructuring group at UBS Investment Bank, from 2006 to 2008. Mr. Cruz has also served as a member of the board of directors of M&M Food Market, a frozen food retail chain, since 2014. He holds a Bachelor of Arts in Honors Business Administration from the Richard Ivey School of Business at the University of Western Ontario. We believe Mr. Cruz is qualified to serve on our board of directors due to his extensive experience in finance and capital markets and his knowledge of our business in particular, gained through his services as a member of our board of managers.

Andrew Frey has served as a member of the board of directors of Shift4 Payments, Inc. since its formation, and has served as a member of the board of managers of Shift4 Payments, LLC since May 2016. Mr. Frey is a Partner at Searchlight, which he joined in 2011. Prior to joining Searchlight, Mr. Frey served as Managing Principal at Quadrangle Group, a private investment firm focused on media, communications, technology and information services sectors. Mr. Frey has also served as a member of the board of directors of Hemisphere Media Group, a publicly-traded language media company, since October 2016, and Mitel Networks Corp, a telecommunications company, since April 2018. He holds a Bachelor of Science in Finance and a Bachelor of Applied Science in Systems Engineering from the University of Pennsylvania. We believe Mr. Frey is qualified to serve on our board of directors due to his public company board experience and his knowledge of finance and our business in particular, gained through his services as a member of our board of managers.

Nancy Disman has served as a member of the board of directors of Shift4 Payments, Inc. since June 2020. Ms. Disman is the Chief Financial Officer and Chief Administrative Officer of Intrado Corporation, a provider of cloud-based technology, which she joined in November 2017. From April 2016 to March 2017, Ms. Disman served as the Chief Financial Officer and Chief Administrative Officer of the Merchant Acquiring Segment of Total System Services, Inc., or TSYS, a global provider of payment solutions, and from June 2014 to March 2016, Ms. Disman was the Chief Financial Officer of TransFirst, a merchant account provider in the credit card processing industry, prior to its acquisition by TSYS. Ms. Disman has also served as a member of the board of directors of Intrado Foundation since June 2019 and various subsidiaries of Intrado Corporation since November 2017. She holds a Bachelor of Science in Business Administration and Accounting from the State University of New York at Albany and is a Certified Public Accountant in the State of New York. We believe Ms. Disman is qualified to serve on our board of directors due to her experience in leading companies in the payments industry and her knowledge in finance and accounting.

Sarah Goldsmith-Grover has served as a member of the board of directors of Shift4 Payments, Inc. since June 2020. Ms. Goldsmith-Grover has served as the interim Chief Marketing Officer of Veggie Grill, a vegan and vegetarian food chain, since January 2020 and the interim Chief Marketing Officer of Lawry’s The Prime Rib, a gourmet restaurant chain, since September 2020. Prior to that, Ms. Goldsmith-Grover served in executive marketing roles at various food & beverages companies, including Garden Fresh Restaurants, The Coffee Bean & Tea Leaf and True Food Kitchen, since 2016. Ms. Goldsmith-Grover has also served various executive roles at California Pizza Kitchen, including as Executive Vice President and Chief Concept Officer. Ms. Goldsmith-Grover has served as a member of the board of directors of the Annual UCLA Restaurant Conference since 2000. She holds a Bachelor of Arts in Communications from DePauw University. We believe Ms. Goldsmith-Grover is qualified to serve on our board of directors due to her experience and insight acquired from leading companies in the restaurant and consumer industries.

Jonathan Halkyard has served as a member of the board of directors of Shift4 Payments, Inc. since June 2020. Mr. Halkyard has served as the Chief Financial Officer of MGM Resorts International since January 2021. From September 2013 to November 2019, Mr. Halkyard held various senior management positions at Extended Stay America, Inc., an integrated hotel owner and operator, including Chief Executive Officer, Chief Financial Officer and Chief Operating Officer. Mr. Halkyard has also served as a member of the board of directors of Dave & Buster’s Entertainment, Inc., a restaurant and entertainment business, since September 2011, including as the chair of its nominating and governance committee and member of its finance committee since June 2016, and as a member of its audit committee since September 2013. He previously served on the boards of directors of Extended Stay America, Inc., an operator of an economy apartment hotel chain, and ESH Hospitality, Inc., a real estate investment trust and the owner of the hotels, from January 2018 to November 2019. He holds a Bachelor of Arts in Economics from Colgate University and a Masters in Business Administration from Harvard Business School. We believe Mr. Halkyard is qualified to serve on our board of directors due to his experience in leading companies in the finance and hospitality industries and his knowledge of the board and corporate governance practices of other organizations.

ITEM 1A. RISK FACTORS

Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes as well as our other public filings with the SEC, before deciding to invest in our Class A common stock. The occurrence of any of the events described below could harm our business, financial condition, results of operations, liquidity or prospects. In such an event, the market price of our Class A common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business.

Business risks

The novel coronavirus, or COVID-19, global pandemic has had and is expected to continue to have an adverse effect on our business and results of operations.

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
•

furloughed approximately 25% of our employees. During the third quarter of 2020, we reinstated substantially all of our workforce and are hiring in certain areas to accommodate new merchant onboarding;

•	accelerated approximately $30.0 million of annual expense reduction plans related to previous acquisitions;
•	re-prioritized our capital projects;
•	instituted a company-wide hiring freeze, which has been lifted since August 2020; and
•	reduced salaries for management across the organization, which were fully reinstated as of October 2020.

Due to the ongoing uncertainty of the COVID-19 pandemic, we will continue to assess the situation, including abiding by any government-imposed restrictions, market by market. We are unable to accurately predict the ultimate impact that the COVID-19 pandemic will have on our operations going forward due to uncertainties that will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unknowable duration and severity of the COVID-19 pandemic, the development and availability of effective treatments and vaccines, the impact of governmental regulations that might be imposed in response to the pandemic, the imposition of and compliance with protective public safety measures, the impact of remote operations, the speed and extent to which normal economic and operating conditions will resume and overall changes in consumer behavior. In particular, even as our merchants re-open and adapt their operations, we cannot accurately predict the ongoing impact of government regulations and changing consumer behavior on our business. While we have not seen a meaningful degradation in new merchant sign-ups or an increase in existing merchant attrition as a result of the COVID-19 pandemic, it is possible that those business trends change if economic hardship across the country forces merchant closures. Any significant reduction in consumer visits to, or spending at, our merchants, would result in a loss of revenue to us. In particular, we cannot accurately forecast the potential impact of additional outbreaks as government restrictions are relaxed, further shelter-in-place or other government restrictions implemented in response to such outbreaks, the impact that weather has on merchants as a result of such restrictions, or the impact on the ability of our merchants to remain in business as a result of the ongoing pandemic, which could result in additional chargeback or merchant receivable losses, any future outbreak or any government restrictions related thereto.

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

The financial services, payments and payment technology industries are highly competitive, and our payment services and solutions compete against all forms of financial services and payment systems, including cash and checks and electronic, mobile, ecommerce and integrated payment platforms. Many of the areas in which we compete are evolving rapidly with changing and disruptive technologies, shifting user needs, and frequent introductions of new products and services. We compete against a wide range of businesses with varying roles within the payments value chain. If we are unable to differentiate ourselves from our competitors and drive value for our customers, we may not be able to compete effectively. Our competitors may introduce their own value-added or other innovative services or solutions more effectively than we do, which could adversely impact our current competitive position and prospects for growth. Our competitors also may be able to offer and provide services that we do not offer. We also compete against new entrants that have developed alternative payment systems, ecommerce payment systems, payment systems for mobile devices and customized integrated software payment solutions. Failure to compete effectively against any of these competitive threats could adversely affect our business, financial condition or results of operations. In addition, some of our competitors are larger and/or have greater financial resources than us, enabling them to maintain a wider range of product offerings, mount extensive promotional campaigns and be more aggressive in offering products and services at lower rates, which may adversely affect our business, financial condition or results of operations. Furthermore, any negative publicity or perceptions involving the Company or our employees, brands, products, vendors, spokespersons or marketing and other partners may negatively impact our reputation and adversely impact our ability to compete effectively and could adversely affect our business, financial condition or results of operations.

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

In addition to the COVID-19 pandemic, our business could be adversely affected by the outbreak of a widespread health epidemic or pandemic, including arising from various strains of avian flu or swine flu, such as H1N1, particularly if located in the United States. The occurrence of such an outbreak or other adverse public health developments could materially disrupt our business and operations. Such events could also significantly impact our industry and cause a temporary closure of our merchants’ businesses, which could have a material adverse effect on our business, financial condition and results of operations.

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

We market and sell our products and services to, among others, SMBs. To continue to grow our revenue, we must add merchants, sell additional services to existing merchants and encourage existing merchants to continue doing business with us. However, retaining SMBs can be more difficult than retaining large enterprises, as SMB merchants:

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

The financial services, payments and payment technology industries in which we operate depend heavily upon the overall level of consumer, business and government spending. A sustained deterioration in general economic conditions (including distress in financial markets and turmoil in specific economies around the world), in particular as a result of the COVID-19 pandemic, may adversely affect our financial performance by reducing the number or average purchase amount of transactions we process. See “—The recent novel coronavirus, or COVID-19, global pandemic has had and is expected to continue to have an adverse effect on our business and results of operations.” A reduction in the amount of consumer spending or credit card transactions could result in a decrease of our revenue and profits.

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

The GDPR introduced more stringent requirements (which will continue to be interpreted through guidance and decisions over the coming years) and require organizations to erase an individual’s information upon request, implement mandatory data breach notification requirements, additional new obligations on service providers and strict protections on how data may be transferred outside of the European Economic Area, or EEA. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA to the United States. Most recently, on July 16, 2020, the Court of Justice of the EU struck down a permitted personal data transfer mechanism between the EEA and the United States, invalidating the use of the EU-U.S. Privacy Shield Framework and further casting doubt on the use of another main transfer mechanism, the standard contractual clauses.

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

In addition, the United Kingdom’s withdrawal from the European Union means that, from 1 January 2021, we are subject to the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, e.g., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. It is unclear how transfers of data to and from the United Kingdom will be regulated in the long term. However in February 2021, a draft adequacy decision in respect of the UK was published by the European Commission, which, if adopted, would mean that following the expiry of a grace period in the EU and UK Trade and Cooperation Agreement (ending 30 June 2021 at the latest), the UK will not be considered a “third country” for the purposes of data transfers under the GDPR.

In the United States, both the federal and various state governments have adopted or are considering, laws, guidelines or rules for the collection, distribution, use and storage of information collected from or about consumers or their devices. For example, California enacted the California Consumer Privacy Act, or CCPA, which became enforceable by the California Attorney General on July 1, 2020, and requires new disclosures to California consumers, imposes new rules for collecting or using information about minors, and affords consumers new abilities to opt out of certain disclosures of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The effects of the CCPA, its implementing regulations, and uncertainties about the scope and applicability of exemptions that may apply to our business, are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply. Additionally, the California Privacy Rights Act, or CPRA, recently passed in California. The CPRA significantly amends the CCPA, and imposes additional data protection obligations on covered companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also creates a new California data protection agency specifically tasked to enforce the law, which would likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. The substantive requirements for businesses subject to the CPRA will go into effect on January 1, 2023, and become enforceable on July 1, 2023.

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

As a result of our prior acquisitions, a significant portion of our total assets consists of intangible assets (including goodwill). Goodwill and intangible assets, net of amortization, together accounted for approximately 37% and 80% of the total assets on our balance sheet as of December 31, 2020 and 2019, respectively. To the extent we engage in additional acquisitions we may recognize additional intangible assets and goodwill. We evaluate goodwill for impairment annually at October 1 and whenever events or circumstances make it more likely than not that impairment may have occurred. Under current accounting rules, any determination that impairment has occurred would require us to record an impairment charge, which would adversely affect our earnings. An impairment of a significant portion of goodwill or intangible assets could adversely affect our business, financial condition or results of operations.

Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our debt obligations.

We have substantial indebtedness. As of December 31, 2020, we had approximately $1,140.0 million of total debt outstanding, including $450.0 million of 4.625% Senior Notes due 2026, or the 2026 Notes, and $690.0 million of 0.00% convertible senior notes due 2025, or the 2025 Notes. Our substantial indebtedness could have adverse consequences, including:

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

Successful execution of our business strategy is dependent in part upon our ability to manage our capital structure to reduce interest expense and enhance free cash flow generation. The First Lien Term Loan Facility was fully repaid in the fourth quarter of 2020 and the Second Lien Term Loan Facility and the Revolving Credit Facility were fully repaid in the second quarter of 2020. The Revolving Credit Facility had remaining capacity of $89.5 million as of December 31, 2020, net of a $0.5 million letter of credit. We may not be able to refinance our 2025 Notes, 2026 Notes or our other existing indebtedness at or prior to their maturity at attractive rates of interest because of our high levels of debt, debt incurrence restrictions under our debt agreements or because of adverse conditions in credit markets generally.

Our $1,140.0 million of debt outstanding at December 31, 2020 is at a fixed rate of interest and is not subject to an interest rate hedge. Developments in our business and operations could lead to a ratings downgrade for us or our subsidiaries. Any such fluctuation in the financial and credit markets, or in the rating of us or our subsidiaries, may impact our ability to access debt markets in the future or increase our cost of current or future debt, which could adversely affect our business, financial condition or results of operations.

Restrictions imposed by our Credit Facilities and our other outstanding indebtedness may materially limit our ability to operate our business and finance our future operations or capital needs.

The terms of the Indenture governing our 2026 Notes and the agreement governing our Revolving Credit Facility restrict Shift4 Payments, LLC, Shift4 Payments Finance Sub, Inc. and their restricted subsidiaries, which currently includes all of our domestic subsidiaries, from engaging in specified types of transactions. These covenants restrict their ability, and that of their restricted subsidiaries, to, among other things:

•	incur additional debt and provide additional guarantees;
•	create liens;
•	engage in mergers or consolidations;
•	make investments, loans and advances;
•	pay dividends and make other restricted payments, including certain investments;
•	create or permit certain liens;
•	make certain asset sales;
•	use the proceeds from the sales of assets and subsidiary stock;
•	create or permit restrictions on the ability of the restricted subsidiaries to pay dividends or make other inter-company distributions to Shift4 Payments, LLC;
•	engage in certain transactions with affiliates;
•	designate subsidiaries as unrestricted subsidiaries;
•	enter into sale and leaseback transactions; and
•	consolidate, merge or transfer substantially all assets.

However, while the Indenture governing the 2026 Notes and the agreement governing our Revolving Credit Facility will place limitations on our subsidiaries’ ability to pay dividends or make other distributions, repurchase or redeem capital stock, and make loans and investments, these limitations are subject to significant qualifications and exceptions. The aggregate amount of payments made in compliance with these limitations could be substantial.

A breach of the covenants or restrictions under the Indenture could result in an event of default under the 2026 Notes. Such a default may allow the holders to accelerate the debt and may result in the acceleration of any other future debt to which a cross-acceleration or cross-default provision applies. In the event our noteholders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. As a result of these restrictions, we may be:

•	limited in how we conduct our business;

•	unable to raise additional debt or equity financing to operate during general economic or business downturns; or
•	unable to compete effectively or to take advantage of new business opportunities.

These restrictions may affect our ability to grow in accordance with our strategy. In addition, our financial results, our level of indebtedness and our credit ratings could adversely affect the availability and terms of our financing.

In addition, a payment default, including an acceleration following an event of default, under the Indenture, could trigger an event of default under another future debt instrument, which could result in the principal of and the accrued and unpaid interest on such debt becoming due and payable.

The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the lenders and/or amend the covenants.

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

The conditional conversion feature of the 2025 Notes, if triggered, may adversely affect our financial condition and results of operations.

In the event the conditional conversion feature of the 2025 Notes is triggered, noteholders will be entitled to convert their 2025 Notes at any time during specified periods at their option. If one or more holders elect to convert their 2025 Notes, all conversions of the 2025 Notes will be settled in cash up to at least the principal amount being converted, which could adversely affect our liquidity.

The accounting method for the 2025 Notes could adversely affect our reported financial condition and results.

The accounting method for reflecting the 2025 Notes on our balance sheet, accruing amortized interest expense for the 2025 Notes and reflecting the underlying shares of our Class A common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.

Under applicable accounting principles, the 2025 Notes are separated to recognize a liability component and an equity component. The initial  carrying amount of the 2025 Notes is equal to the fair value of a similar debt instrument that does not have a conversion feature, valued using our cost of capital for straight, non-convertible debt. The difference between the net proceeds from this offering and the initial carrying amount of the liability is classified in equity and results in a debt discount for accounting purposes, which is amortized through interest expense over the expected life of the 2025 Notes. As a result of this amortization, the interest expense that we expect to recognize for the 2025 Notes for accounting purposes will be greater than the cash interest payments, if any, we will pay on the 2025 Notes, which will result in lower reported income or higher reported loss. The lower reported income or higher reported loss resulting from this accounting treatment could depress the trading price of our Class A common stock and the 2025 Notes. However, in August 2020, the Financial Accounting Standards Board published an Accounting Standards Update, which we refer to as ASU 2020-06, eliminating the separate accounting for the debt and equity components as described above. ASU 2020-06 will be effective for SEC-reporting entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. However, early adoption is permitted in certain circumstances for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. After adoption on January 1, 2021, we expect the elimination of the separate accounting described above to reduce the interest expense that we expect to recognize for the 2025 Notes for accounting purposes.

In addition, we were eligible to use the treasury stock method to reflect the shares of our Class A common stock underlying the 2025 Notes in our diluted earnings per share. Under this method, if the conversion value of the 2025 Notes exceeds their principal amount for a reporting period, then we will calculate our diluted earnings per share assuming that the principal amount of the 2025 Notes is settled in cash, and the excess conversion value is settled through issuing shares of our Class A common stock. However, if reflecting the 2025 Notes in diluted earnings per share in this manner is anti-dilutive, as was the case for the year ended December 31, 2020, or if the conversion value of the 2025 Notes does not exceed their principal amount for a reporting period, then the shares underlying the 2025 Notes will not be reflected in our diluted earnings per share. ASU 2020-06 amends these accounting standards, effective as of the dates referred to above, to eliminate the treasury stock method for convertible instruments and instead requires application of the “if-converted” method. Under that method, diluted earnings per share would generally be calculated assuming that all the 2025 Notes were settled at the beginning of the reporting period, unless the result would be anti-dilutive. Because we are required, upon conversion of any 2025 Notes, to settle the conversion value in cash up to at least the principal amount being converted, we currently expect that the application of the “if-converted” method to the notes under ASU 2020-06 will be substantially similar to the treasury stock method described above. We adopted ASU 2020-06 on January 1, 2021 using the modified retrospective transition method. Adoption of ASU 2020-06 is expected to result in a decrease to additional paid-in capital of approximately $111.5 million, an increase to retained earnings of approximately $1.6 million, and a net increase to long-term debt of approximately $109.9 million. Interest expense recognized in future periods will be reduced as a result of accounting for the convertible debt instrument as a single liability measured at its amortized cost. The impact on net loss per share and the Company’s debt covenants is not expected to be material. In addition, further amendments to these accounting standards may require us to reflect the 2025 Notes in a manner that adversely affects our reported diluted loss per share.

Furthermore, if any of the conditions to the convertibility of the 2025 Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the 2025 Notes as a current, rather than a long-term, liability. This reclassification could be required even if no noteholders convert their 2025 Notes and could materially reduce our reported working capital.

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

We are a holding company and at December 31, 2020, have no material assets other than our ownership of LLC Interests, cash of $684.5 million and the aggregate principal amount of $690.0 million of 2025 Notes that are held by Shift4 Payments, Inc. directly. As of December 31, 2020, we owned 62.0% of the economic interest in Shift4 Payments, LLC. As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes and operating expenses or declare and pay dividends in the future, if any, are dependent upon the financial results and cash flows of Shift4 Payments, LLC and distributions we receive from Shift4 Payments, LLC. There can be no assurance that our subsidiaries will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants in our debt instruments, will permit such distributions. Although Shift4 Payments, LLC is not currently subject to any debt instruments or other agreements that would restrict its ability to make distributions to Shift4 Payments, Inc., the terms of our Credit Facilities and other outstanding indebtedness restrict the ability of our subsidiaries to pay dividends to Shift4 Payments, LLC.

Shift4 Payments, LLC reports as a partnership for U.S. federal income tax purposes and, as such, generally is not subject to any entity-level U.S. federal income tax. Instead, any taxable income of Shift4 Payments, LLC is allocated to holders of LLC Interests, including us. Accordingly, we incur income taxes on our allocable share of any net taxable income of Shift4 Payments, LLC. Under the terms of the Shift4 Payments, LLC Agreement, Shift4 Payments, LLC is obligated to make tax distributions to holders of LLC Interests, including us. In addition to tax expenses, we also incur expenses related to our operations, including payments under the TRA, which we expect could be significant. We intend, as its managing member, to cause Shift4 Payments, LLC to make cash distributions to the owners of LLC Interests in an amount sufficient to (1) fund all or part of their tax obligations in respect of taxable income allocated to them and (2) cover our operating expenses, including payments under the TRA. However, Shift4 Payments, LLC’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which Shift4 Payments, LLC is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering Shift4 Payments, LLC insolvent. If we do not have sufficient funds to pay tax or other liabilities or to fund our operations (including as a result of an acceleration of our obligations under the TRA), we may have to borrow funds, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent that we are unable to make timely payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the TRA and therefore accelerate payments due under the TRA. In addition, if Shift4 Payments, LLC does not have sufficient funds to make distributions, our ability to declare and pay cash dividends will also be restricted or impaired. See “—Risks related to the ownership of our Class A common stock.”

Under the Shift4 Payments, LLC Agreement, we expect Shift4 Payments, LLC, from time to time, to make distributions in cash to its equityholders, in amounts sufficient to cover the taxes on their allocable share of taxable income of Shift4 Payments, LLC. As a result of (i) potential differences in the amount of net taxable income indirectly allocable to us and to Shift4 Payments, LLC’s other equityholders, (ii) the lower tax rate applicable to corporations as opposed to individuals and (iii) the favorable tax benefits that we anticipate from (a) future purchases or redemptions of LLC Interests from the Continuing Equity Owners, (b) payments under the TRA and (c) the acquisition of interests in Shift4 Payments, LLC from its equityholders, we expect that these tax distributions may be in amounts that exceed our tax liabilities. Our board of directors will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, the payment of obligations under the TRA and the payment of other expenses. We have no obligation to distribute such cash (or other available cash) to our stockholders. No adjustments to the exchange ratio for LLC Interests and corresponding shares of Class A common stock will be made as a result of any cash distribution by us or any retention of cash by us. To the extent we do not distribute such excess cash as dividends on our Class A common stock or otherwise take ameliorative actions between LLC Interests and shares of Class A common stock and instead, for example, hold such cash balances, or lend them to Shift4 Payments, LLC, this may result in shares of our Class A common stock increasing in value relative to the value of LLC Interests. The holders of LLC Interests may benefit from any value attributable to such cash balances if they acquire shares of Class A common stock in exchange for their LLC Interests, notwithstanding that such holders may previously have participated as holders of LLC Interests in distributions that resulted in such excess cash balances.

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

As of December 31, 2020, Searchlight and our Founder control, in the aggregate, approximately 91.2% of the voting power represented by all our outstanding classes of stock. As a result, Searchlight and our Founder continue to exercise significant influence over all matters requiring stockholder approval, including the election and removal of directors and the size of our board, any amendment of our amended and restated certificate of incorporation or bylaws and any approval of significant corporate transactions (including a sale of substantially all of our assets), and continue to have significant control over our management and policies.

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

Our Class B common stock and Class C common stock each have ten votes per share, and our Class A common stock has one vote per share. As of December 31, 2020, Jared Isaacman, our Founder, Chief Executive Officer and a member of our board of directors controls approximately 68.0% of the voting power of our outstanding capital stock; and Searchlight holds approximately 23.2% of the voting power of our outstanding capital stock. Accordingly, our Founder and Searchlight together hold all of the issued and outstanding shares of our Class B common stock and Class C common stock and therefore, individually or together, are able to significantly influence matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Our Founder and Searchlight, individually or together, may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock. Future transfers by the holders of Class B common stock and Class C common stock will generally result in those shares converting into shares of Class A common stock, subject to limited exceptions.

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

Searchlight and our Founder have more than 50% of the voting power for the election of directors, and, as a result, we are considered a “controlled company” for the purposes of the New York Stock Exchange, or the NYSE. As such, we qualify for, and intend to rely on, exemptions from certain corporate governance requirements, including the requirements to have a majority of independent directors on our board of directors, an entirely independent nominating and corporate governance committee, an entirely independent compensation committee or to perform annual performance evaluations of the nominating and corporate governance and compensation committees.

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
•

the date on which it is deemed to be a “large accelerated filer,” which will occur at such time as the company (1) has an aggregate worldwide market value of common equity securities held by non-affiliates of $700 million or more as of the last business day of its most recently completed second fiscal quarter, (2) has been required to file annual and quarterly reports under Exchange Act for a period of at least 12 months and (3) has filed at least one annual report pursuant to the Exchange Act.

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

We do not anticipate paying any regular cash dividends on our Class A common stock. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, general and economic conditions, our results of operations and financial condition, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and such other factors that our board of directors may deem relevant. In addition, our ability to pay dividends is, and may be, limited by covenants of existing and any future outstanding indebtedness we or our subsidiaries incur, including under our 2025 Notes, 2026 Notes and Revolving Credit Facility. Therefore, any return on investment in our Class A common stock is solely dependent upon the appreciation of the price of our Class A common stock on the open market, which may not occur.

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

We are subject to rules and regulations established from time to time by the SEC and the NYSE, regarding our internal control over financial reporting. If we fail to establish and maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results, or report them in a timely manner.

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

As of March 1, 2021, we had outstanding a total of 39,737,983 shares of Class A common stock. Of the outstanding shares, all shares sold in the IPO, September Follow-on Offering and December Follow-on Offering (together, the “Follow-on Offerings”) (totaling 39,737,983 shares of Class A common stock) are freely tradable without restriction or further registration under the Securities Act, other than any shares held by our “affiliates” as that term is defined in Rule 144 under the Securities Act, whose sales would be subject to the Rule 144 resale restrictions, other than the holding period requirement. The remaining shares of Class A common stock (including shares issuable upon exchange or redemption of LLC Interests and shares of our Class C common stock) are “restricted securities,” as that term is defined in Rule 144 under the Securities Act. These restricted securities are eligible for public sale only if they are registered under the Securities Act or if they qualify for an exemption from registration under Rules 144 or 701 under the Securities Act.

Additionally, Rook has entered into a margin loan agreement pursuant to which it pledged LLC Interests and shares of the Company’s Class A and Class B common stock (collectively, Rook Units) to secure a margin loan. If Rook were to default on its obligations under the margin loan and fail to cure such default, the lender would have the right to exchange and sell up to 15,227,181 Rook units to satisfy Rook’s obligation. Such an event could cause our stock price to decline.

In addition, any Class A common stock that we issue under the 2020 Incentive Award Plan, or other equity incentive plans that we may adopt in the future would dilute the percentage ownership held by the investors who purchase our Class A common stock.

As restrictions on resale end or if these stockholders exercise their registration rights, the market price of our shares of Class A common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. In addition, concurrently with the December Follow-on Offering, we offered, by means of a separate offering memorandum, $690.0 million aggregate principal amount of 2025 Notes. Upon conversion of the 2025 Notes, we will pay in cash the principal amount of the 2025 Notes with any excess to be paid or delivered, as the case may be, in cash or shares of our Class A common stock or a combination of both at our election. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of Class A common stock or other securities.

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

General Risk Factors

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We are headquartered in Allentown, Pennsylvania. Our other principal physical properties are located in Las Vegas, Nevada. The table below sets forth certain information regarding these properties, all of which are leased.

Property	Location	Approximate Square Footage	Lease Expiration Date
Corporate Headquarters	Allentown, Pennsylvania	45,840	August 31, 2025
Las Vegas Office	Las Vegas, Nevada	60,200	December 31, 2027

For leases that are scheduled to expire during the next 12 months, we may negotiate new lease agreements, renew existing lease agreements or use alternate facilities. We believe that our facilities are adequate for our needs and believe that we should be able to renew any of the above leases or secure similar property without an adverse impact on our operations.

ITEM 3. LEGAL PROCEEDINGS

We are, from time to time, party to various claims and legal proceedings arising out of our ordinary course of business, but we do not believe that any of these existing claims or proceedings will have a material effect on our business, consolidated financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Shift4 Payments, Inc. Class A common stock is quoted on the New York Stock Exchange under the ticker symbol “FOUR.” There is no established trading market for our Class B common stock or Class C common stock.

Holders

As of March 1, 2021, there were 6 holders of record of our Class A common stock, 2 holders of record of our Class B common stock and 3 holders of record of our Class C common stock. Because many of our shares of Class A common stock are held by brokers and institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these record holders.

Dividend Policy

Since the IPO, we have not declared or paid any cash dividends on our common stock and we do not anticipate declaring or paying any cash dividends on our Class A common stock in the foreseeable future. Holders of our Class B common stock are not entitled to participate in any dividends declared by our board of directors. Furthermore, because we are a holding company, our ability to pay cash dividends on our Class A common stock depends on our receipt of cash distributions from Shift4 Payments, LLC and, through Shift4 Payments, LLC, cash distributions and dividends from our other direct and indirect wholly owned subsidiaries. Our ability to pay dividends may be restricted by the terms of any future credit agreement or any future debt or preferred equity securities of us or our subsidiaries. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors, subject to compliance with contractual restrictions and covenants in the agreements governing our current and future indebtedness. Any such determination will also depend upon our business prospects, results of operations, financial condition, cash requirements and availability and other factors that our board of directors may deem relevant.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In connection with the vesting of restricted stock awards, shares of Class A common stock are delivered to the Company by employees to satisfy tax withholding obligations. The following table summarizes such purchases of Class A common stock for the year ended December 31, 2020:

	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
December 8, 2020	65,375	(a)	$60.70	—	$—

(a) Represents shares that have been withheld by the Company to satisfy its tax withholding and remittance obligations in connection with the vesting of restricted stock awards under our equity incentive plans.

Recent sales of unregistered securities

There were no unregistered equity securities sold from January 1, 2020 to December 31, 2020, other than as previously disclosed in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Stock Performance Graph

The following graph and table compare the total shareholder return from June 5, 2020, the date on which our Class A common shares commenced trading on the New York Stock Exchange, NYSE, through December 31, 2020 of (i) our Class A common shares, (ii) the Standard and Poor's 500 Stock Index, or S&P 500 Index, and (iii) the Standard and Poor's 500 Information Technology Index, or S&P Information Technology. The stock performance graph and table assume an initial investment of $100 on June 5, 2020.

The performance graph and table are not intended to be indicative of future performance. The performance graph and table shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of the Company’s filings under the Securities Act.

	June 4, 2020	June 30, 2020	July 31, 2020	August 31, 2020	September 30, 2020	October 30, 2020	November 30, 2020	December 31, 2020
Shift4 Payments, Inc.	$100.00	$154.35	$166.52	$219.00	$210.26	$221.35	$267.96	$327.83
S&P 500 Index	100.00	99.61	105.10	112.47	108.05	105.06	116.36	120.68
S&P Information Technology	100.00	106.08	111.98	125.23	118.45	112.34	124.99	132.09

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, is intended to provide a reader of our consolidated financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial data included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review Item 1A of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a leading independent provider of payment processing and technology solutions in the United States based on total volume of payments processed. We have achieved our leadership position through decades of solving business and operational challenges facing our customers. For our software partners, we offer a single integration to an end-to-end payments offering, a proprietary gateway and a robust suite of technology solutions to enhance the value of their software and simplify payment acceptance. For our merchants, we provide a seamless, unified consumer experience as an alternative to relying on multiple providers to accept payments and utilize technology in their businesses.

At the heart of our business is our payments platform. Our payments platform is a full suite of integrated payment products and services that can be used across multiple channels (in-store, online, mobile and tablet- based) and industry verticals, including:

•	end-to-end payment processing for a broad range of payment types;
•	merchant acquiring;
•	proprietary omni-channel gateway capable of multiple methods of mobile, contactless and QR code-based payments;
•	complementary software integrations;
•	full ecommerce capabilities, including web-store design, hosting, shopping cart management and fulfillment integrations;
•	integrated and mobile POS solutions;
•	security and risk management solutions; and
•	reporting and analytical tools.

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

We have a partner-centric distribution approach. We market and sell our solutions through a diversified network of over 7,000 software partners, which consists of ISVs and VARs. ISVs are technology providers that develop commerce-enabling software suites with which they can bundle our payments platform. VARs are organizations that provide distribution support for ISVs and act as trusted and localized service providers to merchants by providing them with software and services. Together, our ISVs and VARs provide us immense distribution scale and provide our merchants with front-line service and support.

Our end-to-end payments offering combines our payments platform, including our proprietary gateway and breadth of software integrations, and our suite of technology solutions to create a compelling value proposition for our merchants. Our end-to end payment volume was $24.3 billion, $22.1 billion and $16.1 billion for the years ended December 31, 2020, 2019 and 2018, respectively. This end-to-end payment volume contributed approximately 61%, 57% and 56% of gross revenue less network fees for the years ended December 31, 2020, 2019 and 2018, respectively.

Our merchants range from small to medium sized businesses, or SMBs, to large enterprises across numerous verticals in which we have deep industry expertise, including food and beverage, lodging and leisure.

Revision of Previously Issued Financial Statements

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the revision of our previously reported consolidated financial statements for fiscal years ended December 31, 2019 and 2018. See Note 2 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Recent acquisitions

VenueNext

On March 3, 2021, we acquired VenueNext, a leader in integrated payments solutions in sporting arenas and event complexes, for approximately $41.5 million in cash and $30.5 million in shares of our Class A common stock.

3dcart

On November 5, 2020, we completed the purchase of all the outstanding equity interest of Infomart2000 Corp., doing business as 3dcart, for $39.9 million in cash, net of cash acquired, and $19.2 million in shares of the Company’s Class A common stock, or the 3dcart Acquisition. 3dcart is an ecommerce software platform serving businesses of all sizes in a wide range of industries. Since the acquisition, 3dcart has been rebranded as Shift4Shop to align the ecommerce offering with Shift4’s existing ecosystem of services. The acquisition expands our omni-channel transaction capabilities and will enable Shift4Shop merchants to augment their ecommerce platform experience with our secure integrated payments solutions. In addition, our indirect sales distribution network will be able to offer Shift4Shop’s turnkey ecommerce capabilities to our new and existing POS and payments customers.

Hospitality technology vendor

On October 16, 2020, we acquired a hospitality technology vendor, for approximately $9.9 million in cash, net of cash acquired. This acquisition enables the boarding of the vendor’s customers on our end-to-end acquiring solution and empowers our distribution partners to sign the vendor’s customer accounts and leverage the combined expertise to handle all aspects of installation, service, and support.

Merchant Link

In August 2019, we completed the acquisition of Merchant-Link, LLC, or Merchant Link, a leading provider of payment gateway and data security solutions, and which primarily services hotels and restaurants in the United States, or the Merchant Link Acquisition. The Merchant Link Acquisition brings to us a highly complementary customer base, with a significant portion of the customers using software already integrated on our gateway. This overlap presented us with a substantial opportunity for improved share of wallet and cost efficiencies.

Recent developments

Advertising and marketing

In the first quarter of 2021, we expect to incur a significant amount of expenses related to the integration of 3dcart as it is rebranded as Shift4Shop. These expenses are anticipated to be nonrecurring in nature.

Inspiration4

In February 2021, we accepted the transfer of a seat onboard Inspiration4, the first all-civilian mission to space, from our Founder. The seat was transferred to us at no cost and will be awarded to an entrepreneur through a contest being run us in the first quarter of 2021. We are currently evaluating any impact this may have on the first quarter 2021 financial results.

SpaceX

In February 2021, we committed up to $27.5 million to purchase shares of Space Exploration Technologies Corp., or SpaceX, which designs, manufactures, and launches advanced rockets, spacecraft, and satellites.

Initial public offering and concurrent private placement

In June 2020, we completed our IPO of 17,250,000 shares of Class A common stock, including 2,250,000 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $23.00 per share. Upon completion of the IPO, we received net proceeds of approximately $362.6 million, after deducting underwriting discounts and commissions and offering expenses of approximately $34.2 million. Concurrently with the IPO, we also completed a $100.0 million private placement of 4,625,346 shares of Class C common stock to Rook. The total net proceeds from the IPO and concurrent private placement were approximately $462.6 million. Shift4 Payments, Inc. used the total proceeds to purchase newly-issued LLC Interests, from Shift4 Payments, LLC. Shift4 Payments, LLC used these amounts received from Shift4 Payments, Inc. to repay certain existing indebtedness and for general corporate purposes.

Reorganization Transactions

The historical results of operations discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are those of (1) Shift4 Payments, LLC and its consolidated subsidiaries for periods prior to the Reorganization Transactions on June 4, 2020 and (2) Shift4 Payments, Inc. and its consolidated subsidiaries for periods beginning on or following the Reorganization Transactions on June 4, 2020. The historical results of operations of Shift4 Payments, LLC prior to the completion of the Reorganization Transactions, including the IPO and concurrent private placement, do not reflect certain items that we expect will affect our results of operations and financial condition after giving effect to the Reorganization Transactions and the use of proceeds from the IPO and concurrent private placement.

The Reorganization Transactions resulted in Shift4 Payments, Inc. becoming the sole managing member of Shift4 Payments, LLC. As the sole managing member of Shift4 Payments, LLC, we operate and control all of the business and affairs of Shift4 Payments, LLC. Accordingly, we consolidate the financial results of Shift4 Payments, LLC, and report a noncontrolling interest related to the interests in Shift4 Payments, LLC held by the Continuing Equity Owners on our consolidated financial statements.

After consummation of the IPO, Shift4 Payments, Inc. became subject to U.S. federal, state and local income taxes with respect to our allocable share of any taxable income of Shift4 Payments, LLC and is taxed at the prevailing corporate tax rates. In addition to tax expenses, we also have and will continue to incur public company expenses related to our operations, plus payment obligations under the TRA, which we expect to be significant. We intend for Shift4 Payments, LLC to make to make distributions to us in an amount sufficient to allow us to pay our tax obligations and operating expenses, including distributions to fund any payments due under the TRA.

Follow-on Offerings

In September 2020, we completed the September Follow-on Offering in which we issued and sold 2,000,000 shares of our Class A common stock, and Searchlight and a Former Equity Owner, which we refer to together as the selling stockholders, sold 7,856,373 and 143,627 shares of Class A common stock, respectively, at a price to the public of $48.50 per share. In October 2020, Searchlight and a former equity owner sold an additional 1,473,070 and 26,930 shares of Class A common stock, respectively, pursuant to the exercise by the underwriters of their option to purchase additional shares. We received net proceeds from the September Follow-on Offering of $93.1 million, after deducting underwriting discounts and commissions and offering expenses of approximately $3.9 million. Searchlight has agreed to reimburse us for its allocable share of costs of the September Follow-on Offering. We did not receive any of the proceeds from the sale of Class A common stock by the selling stockholders. The total net proceeds from the September Follow-on Offering were used to purchase newly-issued LLC Interests directly from Shift4 Payments, LLC at a price per unit equal to the price to the public of Class A common stock in the September Follow-on Offering, less underwriting discounts and commissions. Shift4 Payments, LLC used these amounts received from Shift4 Payments, Inc. for general corporate purposes.

In connection with the September Follow-on Offering, the Company also completed the following transactions:

•

The redemption by Searchlight of 4,319,532 LLC Interests in exchange for 4,319,532 shares of Class A common stock sold, and an immediate cancellation of an equivalent number of shares of Class B common stock.

•	The conversion of 5,009,911 shares of Class C common stock held by Searchlight to 5,009,911 shares of Class A common stock sold.

In December 2020, we completed the December Follow-on Offering in which Searchlight sold 9,200,000 shares of our Class A common stock in a registered public offering at a price to the public of $55.50 per share. We did not sell any shares of Class A common stock in the December Follow-on Offering and did not receive any of the proceeds from, nor incur any expenses for, the sale of shares by Searchlight in the December Follow-on Offering. Searchlight has agreed to reimburse us for the costs of the December Follow-on Offering.

In connection with the December Follow-on Offering, we also completed the following transactions:

•

The redemption by Searchlight of 4,259,600 LLC Interests in exchange for 4,259,600 shares of Class A common stock sold, and an immediate cancellation of an equivalent number of shares of Class B common stock.

•	The conversion of 4,940,400 shares of Class C common stock held by Searchlight to 4,940,400 shares of Class A common stock sold.

Senior Notes Offering – 2026 Notes

In October 2020, Shift4 Payments, LLC and Shift4 Payments Finance Sub, Inc. issued an aggregate principal amount of $450.0 million 4.625% Senior Notes due 2026, or the 2026 Notes, in an offering to qualified institutional buyers exempt from registration under the Securities Act. We received net proceeds, after deducting initial purchasers’ discounts and estimated offering expenses, of approximately $442.8 million from the offering of the 2026 Notes. The net proceeds of the 2026 Notes offering, together with cash on hand, were used to repay all indebtedness outstanding under the First Lien Term Loan Facility.

The 2026 Notes will mature on November 1, 2026, and accrue interest at a rate of 4.625% per year. Interest on the 2026 Notes is payable semi-annually in arrears on each May 1 and November 1, commencing on May 1, 2021.

Convertible Notes Offering – 2025 Notes

In December 2020, Shift4 Payments, Inc. issued an aggregate principal amount of $690.0 million of convertible senior notes due 2025, or the 2025 Notes, in an offering to qualified institutional buyers exempt from registration under the Securities Act. We received net proceeds, after deducting initial purchasers’ discounts and estimated offering expenses, of approximately $673.6 million from the 2025 Notes Offering. The net proceeds of the 2025 Notes Offering, together with cash on hand, will be used for general corporate purposes. The 2025 Notes do not bear regular interest and will mature on December 15, 2025 unless earlier repurchased, redeemed or converted. The conversion rate for the 2025 Notes will initially be 12.4262 shares of Class A common stock per $1,000 principal amount of 2025 Notes (equivalent to an initial conversion price of approximately $80.48 per share of Class A common stock), subject to adjustment upon the occurrence of specified events.

Amended and Restated Revolving Credit Facility

On January 29, 2021, Shift4 Payments, LLC amended and restated its First Lien Credit Agreement and increased the borrowing capacity under the Revolving Credit Facility to $100.0 million. The Revolving Credit Facility matures on January 29, 2026 or, if greater than $150.0 million aggregate principal amount of Shift4 Payments, LLC’s convertible notes remains outstanding on September 15, 2025, on that date. The Revolving Credit Facility requires periodic interest payments until maturity.

Loans incurred under the Revolving Credit Facility bear interest at our option at either the LIBO rate plus a margin ranging from 3.00% to 3.50% per year or the alternate base rate (the highest of the Federal Funds rate plus 0.50%, or the prime rate announced from time to time in The Wall Street Journal) plus a margin ranging from 2.00% to 2.50% per year, or the Applicable Rate. The Applicable Rate varies depending on the Company’s total leverage ratio (as defined in the Credit Agreement). The alternate base rate and the LIBO rate are each subject to a zero percent floor. In addition, we are required to pay a commitment fee under the Revolving Credit Facility in respect of the unutilized commitments thereunder at a rate ranging from 0.25% per year to 0.50% per year, in each case based on the total leverage ratio. We are also subject to customary letter of credit and agency fees.

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

Our business was not significantly impacted by the COVID-19 pandemic until the latter part of March 2020, at which time our end-to-end payment volumes declined 70%. At that time, we took the following actions to increase liquidity and strengthen our financial position:

•

furloughed approximately 25% of our employees. During the third quarter of 2020, we reinstated substantially all of our workforce and we are hiring in certain areas to accommodate new merchant onboarding;

•	accelerated approximately $30.0 million of annual expense reduction plans related to prior acquisitions, including the Merchant Link Acquisition;
•	re-prioritized our capital projects to defer certain non-essential improvements;
•	instituted a company-wide hiring freeze, which was lifted in August 2020; and
•	reduced salaries for management across the organization, which were fully reinstated as of October 2020.

Since late March when shelter-in-place, social distancing, the closing of non-essential businesses and other restrictive measures were first put in place across the United States, we have seen a significant recovery in our end-to-end payment volumes. End-to-end payment volumes for the fourth quarter of 2020 were over 12% higher than volumes in the fourth quarter of 2019 in a pre-COVID environment. While end-to-end payment volumes for the year ended December 31, 2020 have exceeded those for the year ended December 31, 2019, the ultimate impact that the COVID-19 pandemic will have on our consolidated results of operations in future periods remains uncertain. We will continue to evaluate the nature and extent of these potential impacts to our business, consolidated results of operations, and liquidity. See “Risk Factors—Business risks—The recent novel coronavirus, or COVID-19, global pandemic has had and is expected to continue to have an adverse effect on our business and results of operations.”

We believe we have sufficient liquidity to satisfy our cash needs for at least the next twelve months, however, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure that our business can continue to operate during these uncertain times. We have evaluated the potential impact of the COVID-19 pandemic on our financial statements including, but not limited to, the impairment of goodwill, intangible assets and equipment for lease under our software-as-a-service or SaaS arrangements.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security, or CARES, Act was signed into law. The CARES Act provides a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief and government loans, grants and investments. The CARES Act includes, among other things, provisions relating to payroll tax credits and deferrals, net operating loss carryback periods, alternative minimum tax credits and technical corrections to tax depreciation methods for qualified improvement property. Pursuant to the CARES Act, in June 2020, we submitted a carryback claim related to our net operating loss carryforward generated in 2018, which provided a cash tax savings of $0.6 million and is reflected in the consolidated financial statements for the year ended December 31, 2020. We will continue to monitor any effects that may result from the CARES Act or other government relief programs that are made available in the future.

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

Key financial definitions

The following briefly describes the components of revenue and expenses as presented in the accompanying consolidated statements of operations.

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

Subscription and other revenues include software as a service, or SaaS, fees for point-of-sale systems provided to merchants and SaaS fees for our Shift4Shop ecommerce platform. Point-of-sale SaaS fees are assessed based on the type and quantity of point-of-sale systems deployed to the merchant. This includes statement fees, fees for our proprietary business intelligence software, annual fees, regulatory compliance fees and other miscellaneous services such as help desk support and warranties on equipment. Shift4Shop SaaS fees are assessed based upon the selected plan. Subscription and other revenues also includes revenue derived from third party residuals, automated teller machine services, and fees charged for technology support.

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

Other costs of sales includes amortization of capitalized software development costs, capitalized software, acquired technology and capitalized customer acquisition costs. It also includes incentives, shipping and handling costs related to the delivery of devices, and through June 30, 2020, contains other contract fulfillment costs as well as equipment provided under our warranty program that is included with the monthly SaaS fee. Subsequent to June 30, 2020, other contract fulfilment costs and equipment under our warranty program included with the monthly SaaS fee were capitalized as equipment for lease. Capitalized software development costs are amortized using the straight-line method on a product-by-product basis over the estimated useful life of the software. Capitalized software, acquired technology and capitalized acquisition costs are amortized on a straight-line basis in accordance with our accounting policies.

General and administrative expenses consist primarily of compensation, benefits and other expenses associated with corporate management, finance, human resources, shared services, information technology and other activities.

Depreciation and amortization expense consists of depreciation and amortization expenses related to merchant relationships, trademarks and trade names, residual commission buyouts, equipment, leasehold improvements, and other intangible assets and property, plant and equipment. We depreciate and amortize our assets on a straight-line basis in accordance with our accounting policies. Leasehold improvements are depreciated over the lesser of the estimated life of the leasehold improvement or the remaining lease term. Maintenance and repairs, which do not extend the useful life of the respective assets, are charged to expense as incurred. Intangible assets are amortized on a straight-line basis over their estimated useful lives which range from two years to twenty years.

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

Transaction-related expenses relate to costs that are not capitalizable associated with issuing the 2026 Notes. These expenses are typically not reflective of our ongoing operations.

Other operating (income) expense, net consists of other operating items.

Loss on extinguishment of debt represents a loss recorded for the unamortized capitalized financing costs associated with the debt prepayment made in June 2020 to the First Lien Term Loan Facility and Second Lien Term Loan Facility, as well as the debt refinancing in October 2020.

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

Comparison of results for the year ended December 31, 2020 and 2019

The following table sets forth the consolidated statements of operations for the periods presented.

	Year Ended December 31,
(in millions)	2020	2019	$ change	% change
Payments-based revenue	$684.2	$643.6	$40.6	6.3%
Subscription and other revenues	82.7	87.8	(5.1)	(5.8%)
Total gross revenue	766.9	731.4	35.5	4.9%
Less: network fees	443.9	425.9	18.0	4.2%
Less: Other costs of sales	145.2	132.1	13.1	9.9%
Gross profit	177.8	173.4	4.4	2.5%
General and administrative expenses	180.0	117.1	62.9	53.7%
Depreciation and amortization expense	51.9	40.2	11.7	29.1%
Professional fees	10.7	10.4	0.3	2.9%
Advertising and marketing expenses	4.0	6.3	(2.3)	(36.5%)
Restructuring expenses	0.4	3.8	(3.4)	(89.5%)
Transaction-related expenses	0.8	—	0.8	NM
Other operating (income) expense, net	(12.4)	—	(12.4)	NM
Total operating expenses	235.4	177.8	57.6	32.4%
Loss from operations	(57.6)	(4.4)	(53.2)	NM
Loss on extinguishment of debt	(16.6)	—	(16.6)	NM
Other income, net	0.6	1.0	(0.4)	(40.0%)
Interest expense	(40.2)	(51.5)	11.3	(21.9%)
Loss before income taxes	(113.8)	(54.9)	(58.9)	107.3%
Income tax benefit (provision)	2.4	(1.7)	4.1	NM
Net loss	(111.4)	$(56.6)	$(54.8)	96.8%
Net loss attributable to noncontrolling interests (1)	(93.0)
Net loss attributable to Shift4 Payments, Inc.	$(18.4)

(1)

Includes the net loss for the period January 1, 2020 through June 4, 2020, the date the SEC declared effective the Company’s Registration Statement on S-1 filed in connection with its IPO. See Note 1 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.

Gross Revenue

Gross revenue was $766.9 million for the year ended December 31, 2020, compared to $731.4 million for the year ended December 31, 2019, an increase of $35.5 million or 4.9%. Gross revenue is comprised of payments-based revenue and subscription and other revenues.

Payments-based revenue was $684.2 million for the year ended December 31, 2020, compared to $643.6 million for the year ended December 31, 2019, an increase of $40.6 million or 6.3%. The increase in payments-based revenue is primarily driven by an increase in end-to-end payment volume of $2.2 billion, or 9.8%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019. The COVID-19 pandemic impacted our end-to-end payment volumes beginning mid-March when shelter-in-place, social distancing, the closing of non-essential businesses and other restrictive measures were first put in place across the United States. Since late March, we have seen a significant recovery in our end-to-end payment volumes, including growth during the fourth quarter of 2020 versus the prior year. In addition, the Merchant Link Acquisition in August 2019 contributed an additional $7.0 million in gateway service revenue for the year ended December 31, 2020 compared to the year ended December 31, 2019.

Subscription and other revenues were $82.7 million for the year ended December 31, 2020, compared to $87.8 million for the year ended December 31, 2019, a decrease of $5.1 million or 5.8%. The decrease was due to hardware provided under our SaaS arrangements being accounted for as operating leases, effective June 30, 2020, whereby revenue is recognized monthly, resulting in lower hardware revenue of $5.1 million for the year ended December 31, 2020 as compared to the year ended December 31, 2019, when it was recognized at the time of shipment. In addition, customer billing revenue declined $4.7 million primarily due to temporary fee waivers of $1.9 million on certain products from March 2020 through June 2020 as a result of the COVID-19 pandemic, as well as a decline in hardware revenue and software license sales of $2.3 million, for the year ended December 31, 2020 as compared to the year ended December 31, 2019. This was partially offset by the Merchant Link Acquisition in August 2019, which contributed $5.2 million more to subscription and other revenues in year ended December 31, 2020 compared to the year ended December 31, 2019.

Network Fees

Network fees were $443.9 million for the year ended December 31, 2020, compared to $425.9 million for the year ended December 31, 2019, an increase of $18.0 million or 4.2%. This increase is correlated with the increase in end-to-end payment volume as described above.

Gross revenue less network fees was $323.0 million for the year ended December 31, 2020, compared to $305.5 million for the year ended December 31, 2019, an increase of $17.5 million or 5.7%. The increase in gross revenue less network fees is largely correlated with the increase in end-to-end payment volume. See “—Key performance indicators and non-GAAP measures” for a reconciliation of gross profit to gross revenue less network fees.

Other costs of sales

Other costs of sales was $145.2 million for the year ended December 31, 2020, compared to $132.1 million for the year ended December 31, 2019, an increase of $13.1 million, or 9.9%. This increase was primarily a result of:

•	an increase in higher residual commissions of $8.6 million driven by gross revenue less network fees;
•	the Merchant Link Acquisition in August 2019, which contributed $6.0 million more to other costs of sales for the year ended December 31, 2020 compared to the year ended December 31, 2019;
•	higher capitalized acquisition cost amortization of $5.5 million related to deal bonuses;
•	higher capitalized software development amortization of $1.7 million; partially offset by,
•

the impact of modifying the terms and conditions of our SaaS arrangements and updating our operational procedures to account for our hardware as operating leases, which resulted in a decline of $9.1 million in costs of sales. Effective June 30, 2020, equipment leased to merchants is capitalized as a fixed asset, whereas, prior to June 30, 2020, these arrangements were accounted for as sales-type leases and expensed when deployed.

Operating expenses

General and administrative expenses. General and administrative expenses were $180.0 million for the year ended December 31, 2020, compared to $117.1 million for the year ended December 31, 2019, an increase of $62.9 million or 53.7%. The increase was primarily due to equity-based compensation expense of $66.2 million, partially offset by $21.6 million in non-cash adjustments for contingent liability valuations and deferred compensation arrangements. See Note 23 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information on equity-based compensation and Note 14 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information on these contingent liabilities. In addition, general and administrative expenses increased $11.3 million in the year ended December 31, 2020 compared to the year ended December 31, 2019 due to the Merchant Link Acquisition in August 2019.

Depreciation and amortization expense. Depreciation and amortization expense was $51.9 million for the year ended December 31, 2020, compared to $40.2 million for the year ended December 31, 2019, an increase of $11.7 million or 29.1%. The increase was primarily due to hardware provided under our SaaS arrangements being accounted for as operating leases, effective June 30, 2020, while previously they were accounted for as sales-type leases. Depreciation expense incurred for the year ended December 31, 2020 related to these operating leases were $9.8 million. See Notes 4 and 10 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information on the change to the terms and conditions of our SaaS arrangements.

Professional fees. Professional fees were $10.7 million for the year ended December 31, 2020, compared to $10.4 million for the year ended December 31, 2019, an increase of $0.3 million or 2.9%. The increase was due to increased fees related to public company requirements and acquisition-related costs, partially offset by higher professional fees incurred in 2019 resulting from costs associated with activities to prepare for the IPO.

Advertising and marketing. Advertising and marketing expenses were $4.0 million for the year ended December 31, 2020, compared to $6.3 million for the year ended December 31, 2019, a decrease of $2.3 million or 36.5%. The decrease was primarily due to postponing or cancelling trade shows in 2020 as a result of the COVID-19 pandemic.

Restructuring expenses. Restructuring expenses were $0.4 million for the year ended December 31, 2020, compared to $3.8 million for the year ended December 31, 2019, a decrease of $3.4 million or 89.5%. The decrease in restructuring expenses is a result of separation costs incurred in the year ended December 31, 2019 associated with the integration of the Merchant Link Acquisition in August 2019. See Note 5 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information on restructuring expenses.

Transaction-related expenses. Transaction-related expenses were $0.8 million for the year ended December 31, 2020. These represent financing fees incurred for the debt refinancing in October 2020, which was accounted for as a debt modification.

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

Loss on extinguishment of debt

A loss on extinguishment of debt, representing unamortized capitalized financing costs, was incurred of $16.6 million comprised of $7.1 million in connection with the pre-payment on the First Lien Term Loan Facility and the full repayment on the Second Lien Term Loan Facility in June 2020 and $9.5 million associated with the debt refinancing in October 2020. See Note 12 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.

Other income, net

Other income, net was $0.6 million for the year ended December 31, 2020, compared to $1.0 million for year ended December 31, 2019, a decrease of $0.4 million or 40.0%. The decrease is primarily driven by unearned contingent liabilities associated with our residual commission buyout agreements.

Interest expense

Interest expense was $40.2 million for the year ended December 31, 2020, compared to $51.5 million for the year ended December 31, 2019, a decrease of $11.3 million or 21.9%. This decrease in interest expense was primarily due to the pre-payments for the First Lien and Second Lien Term Loan Facilities, as well as the repayment of the Revolving Credit Facility, in June 2020, which impacted interest expense by approximately $11.0 million. In addition, the debt refinancing in October 2020 reduced the interest rate on our First Lien Term Loan Facility from 5.50% to 4.625% on the 2026 Notes, which reduced interest expense by $1.3 million. This was partially offset by the amortization of the debt discount on the 2025 Notes of $1.9 million, additional borrowings under the First Lien Term Loan Facility from refinancing of our outstanding indebtedness in October 2019 and additional borrowings under the Revolving Credit Facility during 2020 prior to the pre-payments.

Income tax provision

The effective tax rate for the year ended December 31, 2020 was 2.1%, compared to the effective tax rate for the year ended December 31, 2019 of (3.1)%.

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

Net loss attributable to noncontrolling interests

Net loss attributable to noncontrolling interests of Shift4 Payments, LLC was $(93.0) million for the year ended December 31, 2020. There was no net loss attributable to noncontrolling interests of Shift4 Payments, LLC for the years ended December 31, 2019.

Comparison of results for the year ended December 31, 2019 and 2018

The following table sets forth the consolidated statements of operations for the periods presented.

	Year Ended December 31,
(in millions)	2019	2018	$ change	% change
Payments-based revenue	$643.6	$485.2	$158.4	32.6%
Subscription and other revenues	87.8	75.4	12.4	16.4%
Total gross revenue	731.4	560.6	170.8	30.5%
Less: network fees	425.9	307.9	118.0	38.3%
Less: Other costs of sales	132.1	112.0	20.1	17.9%
Gross profit	173.4	140.7	32.7	23.2%
General and administrative expenses	117.1	79.8	37.3	46.7%
Depreciation and amortization expense	40.2	40.4	(0.2)	(0.5%)
Professional fees	10.4	7.4	3.0	40.5%
Advertising and marketing expenses	6.3	6.1	0.2	3.3%
Restructuring expenses	3.8	20.1	(16.3)	(81.1%)
Total operating expenses	177.8	153.8	24.0	15.6%
Loss from operations	(4.4)	(13.1)	8.7	(66.4%)
Other income, net	1.0	0.6	0.4	66.7%
Interest expense	(51.5)	(47.0)	(4.5)	9.6%
Loss before income taxes	(54.9)	(59.5)	4.6	(7.7%)
Income tax benefit (provision)	(1.7)	4.1	(5.8)	(141.5%)
Net loss	(56.6)	$(55.4)	$(1.2)	2.2%

Gross Revenue

Gross revenue was $731.4 million for the year ended December 31, 2019, compared to $560.6 million for the year ended December 31, 2018, an increase of $170.8 million or 30.5%. Gross revenue is comprised of payments-based revenue and subscription and other revenues.

Payments-based revenue was $643.6 million for the year ended December 31, 2019, compared to $485.2 million for the year ended December 31, 2018, an increase of $158.4 million or 32.6%. The increase in payments-based revenue was driven by an increase in end-to-end payment volume of $6.0 billion or 37.0% for the year ended December 31, 2019 as compared to the year ended December 31, 2018.

Subscription and other revenues were $87.8 million for the year ended December 31, 2019, compared to $75.4 million for the year ended December 31, 2018, an increase of $12.4 million or 16.4%. The increase in subscription and other revenues was driven by the Merchant Link Acquisition contributing $4.8 million in 2019, $4.4 million from enhanced services offered in 2019 and $2.6 million as a result of adopting ASC 606 as of January 1, 2019.

Network Fees

Network fees were $425.9 million for the year ended December 31, 2019, compared to $307.9 million for the year ended December 31, 2018, an increase of $118.0 million or 38.3%. This increase is correlated with the increase in end-to-end payment volume as described above.

Gross revenue less network fees was $305.5 million for the year ended December 31, 2019, compared to $252.7 million for the year ended December 31, 2018, an increase of $52.8 million or 20.9%. The increase in gross revenue less network fees is correlated with the increase in end-to-end payment volume. See “—Key performance indicators and non-GAAP measures” for a reconciliation of gross profit to gross revenue less network fees.

Other costs of sales

Other costs of sales was $132.1 million for the year ended December 31, 2019, compared to $112.0 million for the year ended December 31, 2018, an increase of $20.1 million, or 17.9%. This increase was primarily a result of:

•	higher gross revenue less network fees driving higher residual commissions of $11.4 million;
•	the Merchant Link Acquisition, which contributed $2.9 million more to other costs of sales in the year ended December 31, 2019 compared to the year ended December 31, 2018;
•	higher capitalized acquisition cost amortization of $5.1 million related to deal bonuses;

•

as a result of the 2019 adoption of ASC 606, equipment that was previously capitalized is now expensed under the current contract terms. In 2018, amortization of equipment capitalized as acquisition costs on the consolidated balance sheets was $9.4 million, while in 2019, the equipment expensed was $13.7 million, driving an increase in cost of sales of $4.3 million; partially offset by,

•	an impairment charge of $4.8 million in 2018 for certain acquired technology that was not placed in service.

Operating expenses

General and administrative expenses. General and administrative expenses were $117.1 million for the year ended December 31, 2019, compared to $79.8 million for the year ended December 31, 2018, an increase of $37.3 million or 46.7%. The increase was primarily due to a change of $15.8 million in non-cash adjustments for contingent liability valuations as well as a $6.7 million increase in employee-related expenses in 2019 as a result of continued growth and expansion of the Company and in anticipation of our initial public offering. In addition, general and administrative expenses increased $12.7 million in 2019 due to the Merchant Link Acquisition.

Professional fees. Professional fees were $10.4 million for the year ended December 31, 2019, compared to $7.4 million for the year ended December 31, 2018, an increase of $3.0 million or 40.5%. The increase was primarily due to higher professional fees incurred in 2019 resulting from nonrecurring costs associated with activities to prepare for our IPO.

Restructuring expenses. Restructuring expenses were $3.8 million for the year ended December 31, 2019, compared to $20.1 million for the year ended December 31, 2018, a decrease of $16.3 million or 81.1%. The one-time restructuring expenses incurred in 2018 were separation costs primarily associated with a historical acquisition. The restructuring expenses incurred in 2019 are separation costs associated with the integration as a result of the Merchant Link Acquisition. See Note 5 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information on restructuring expenses.

Interest expense

Interest expense was $51.5 million for the year ended December 31, 2019, compared to $47.0 million for the year ended December 31, 2018, an increase of $4.5 million or 9.6%. The increase in interest expense was primarily due to an increase of $90.0 million in borrowings under the First Lien Term Loan Facility and additional borrowings under the Revolving Credit Facility in 2019.

Income tax provision

The income tax provision was $1.7 million for the year ended December 31, 2019, compared to an income tax benefit of $4.1 million for the year ended December 31, 2018, a change of $5.8 million. This change was primarily due to a pretax book income from Shift4 Corporation of $6.7 million in 2019 compared to a pretax book loss from Shift4 Corporation of $18.7 million in 2018. The change in pretax book income of $25.4 million for Shift4 Corporation was primarily a result of restructuring charges of $18.3 million recorded in 2018.

Net loss

Net loss was $56.6 million for the year ended December 31, 2019 as compared to $55.4 million for the year ended December 31, 2018.

Key performance indicators and non-GAAP measures

The following table sets forth our key performance indicators and non-GAAP measures for the periods presented.

	Year Ended December 31,
(in millions)	2020	2019	2018
End-to-end payment volume	$24,284.4	$22,125.2	$16,145.1
Gross revenue less network fees	323.0	305.5	252.7
EBITDA	10.6	58.1	59.5
Adjusted EBITDA	87.7	89.8	89.9

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

Gross revenue less network fees:

	Year Ended December 31,
(in millions)	2020	2019	2018
Gross profit	$177.8	$173.4	$140.7
Add back: Other costs of sales	145.2	132.1	112.0
Gross revenue less network fees	$323.0	$305.5	$252.7

EBITDA and adjusted EBITDA:

	Year Ended December 31,
(in millions)	2020	2019	2018
Net loss	$(111.4)	$(56.6)	$(55.4)
Interest expense	40.2	51.5	47.0
Income tax (benefit) provision	(2.4)	1.7	(4.1)
Depreciation and amortization expense	84.2	62.6	71.0
EBITDA	10.6	59.2	58.5
Acquisition, restructuring and integration costs (a)	2.2	27.2	25.8
Equity-based compensation (b)	66.9	—	—
Impact of lease modifications (c)	(12.4)	—	—
Other nonrecurring items (d)	20.4	3.4	5.6
Adjusted EBITDA	$87.7	$89.8	$89.9

(a)

For the year ended December 31, 2020, consists primarily of transaction expenses incurred related to the two acquisitions in the fourth quarter of 2020 of $2.1 million, change of control liabilities as a result of the IPO of $3.8 million, deferred compensation arrangements of $2.1 million, severance costs of $1.2 million, restructuring expenses of $0.4 million and transaction expenses of $0.8 million related to the October 2020 debt refinancing, partially offset by fair value adjustments to contingent liabilities of $8.2 million. For the year ended December 31, 2019, consists primarily of adjustments to contingent liabilities of $15.5 million, one-time professional fees of $6.7 million, restructuring expenses of $3.8 million, and deferred compensation arrangements of $0.9 million. For the year ended December 31, 2018, consists primarily of restructuring expenses of

$20.1 million. See Notes 5 and 14 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information on the restructuring expenses and contingent liability adjustments, respectively.

(b)

Represents the equity-based compensation expense for restricted stock units, including employer taxes for vested RSUs. See Note 23 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information on equity-based compensation.

(c)

Effective June 30, 2020, we modified the terms and conditions of our SaaS arrangements and updated operational procedures. As a result, beginning June 30, 2020, hardware provided under our SaaS agreements is accounted for as an operating lease, whereas prior to June 30, 2020, these arrangements were accounted for as sales-type leases. This adjustment of $12.4 million represents the one-time cumulative impact of modifying the contracts effective June 30, 2020. To provide comparability and consistency, EBITDA and adjusted EBITDA would have been higher by $8.6 million for the year ended December 31, 2020 and $4.1 million for the year ended December 31, 2019 if these arrangements were accounted for as operating leases for those periods.

(d)

For the year ended December 31, 2020, primarily consists of a $16.6 million in losses on the extinguishment of debt associated with the debt pre-payments and $1.6 million for temporary fee waivers given on certain products from March 2020 through June 2020 as a result of COVID-19. See Note 12 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information on the losses on the extinguishment of debt. Also includes fees to the Continuing Equity Owners for consulting and managing services through the date of the IPO of $0.8 million, $2.0 million and $2.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. These fees are not required to be paid subsequent to the IPO. See Note 17 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information about these related party transactions. The year ended December 31, 2018 also includes a one-time accrual of $2.3 million for cumulative unremitted sales and use tax related to years 2017 and prior.

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

We do not intend to pay cash dividends on our Class A common stock in the foreseeable future. Shift4 Payments, Inc. is a holding company that does not conduct any business operations of its own. As a result, Shift4 Payments, Inc.’s ability to pay cash dividends on its common stock, if any, is dependent upon cash dividends and distributions and other transfers from Shift4 Payments, LLC. The amounts available to Shift4 Payments, Inc. to pay cash dividends are subject to the covenants and distribution restrictions in its subsidiaries’ agreements governing its indebtedness, including covenants in such agreements providing that the payments of dividends or other distributions are subject to annual limitations based on our market capitalization.

The following table sets forth summary cash flow information for the periods presented.

	Year Ended December 31,
(in millions)	2020	2019	2018
Net cash provided by operating activities (a)	$23.4	$26.7	$25.5
Net cash used in investing activities (a)	(102.1)	(98.8)	(41.4)
Net cash provided by financing activities	1,002.8	71.0	11.3
Change in cash and cash equivalents	$924.1	$(1.1)	(4.6)

(a)

Effective June 30, 2020, we modified the terms and conditions of our SaaS arrangements and updated our operational procedures. As a result, hardware provided to our merchants is accounted for as an operating lease, whereby the cost of the equipment is included in investing activities when purchased and the depreciation of the equipment under lease is included in operating activities. Prior to June 30, 2020, this hardware was treated as a sales-type lease, in which the hardware was expensed when shipped and included in operating activities. To provide comparability, if this equipment had been accounted for as an operating lease for the year ended December 31, 2019, net cash provided by operating activities for the year ended December 31, 2019 would be higher by $13.7 million, with a corresponding decrease to investing activities. If this equipment had been accounted for as an operating lease for the period January 1, 2020 through June 29, 2020, net cash provided by operating leases for the year ended December 31, 2020 would be higher by $9.3 million, with a corresponding decrease to investing activities.

Operating activities

Net cash provided by operating activities consists of net loss adjusted for certain non-cash items and changes in other assets and liabilities.

For the year ended December 31, 2020, cash provided by operating activities of $23.4 million is primarily a result of:

•

net loss of $111.4 million adjusted for non-cash expenses, including equity-based compensation of $66.2 million, depreciation and amortization of $84.2 million, cumulative impact of modifying our lease contracts of $(12.4) million, loss on extinguishment of debt of $16.6 million, revaluation of contingent liabilities of $(6.1) million, provision for bad debts of $7.7 million and amortization of capitalized financing costs and debt discount of $5.4 million; plus,

•

changes in operating assets and liabilities of $(26.0) million, which is primarily a result of $15.5 million of funds deposited in our sponsor bank merchant settlement account to facilitate gross card transaction deposits for those customers we bill on a monthly, versus a daily basis, and a $5.6 million reduction in interest payable on our long-term debt at December 31, 2020 as compared to December 31, 2019.

For the year ended December 31, 2019, cash provided by operating activities of $26.7 million is primarily a result of:

•

net loss of $56.6 million adjusted for non-cash expenses, including depreciation and amortization of $62.6 million, revaluation of contingent liabilities of $15.5 million, and amortization of capitalized financing costs of $4.0 million; less,

•	changes in operating assets and liabilities of $(6.0) million.

For the year ended December 31, 2018, cash provided by operating activities of $25.5 million is primarily a result of:

•

net loss of $55.4 million adjusted for non-cash expenses, including depreciation and amortization of $70.8 million, revaluation of contingent liabilities of $(0.3) million, provision for bad debts of $2.2 million and amortization of capitalized financing costs of $3.7 million; plus,

•	changes in operating assets and liabilities of $8.9 million, which is a result of working capital fluctuations, primarily due to the timing of interest payments for our long-term debt.

Investing activities

Net cash used in investing activities includes cash paid for acquisitions, purchases of future commission streams of our software partners, purchases of property and equipment, purchases of equipment to be leased, capitalized software development costs and upfront processing bonuses provided to software partners.

Net cash used in investing activities was $102.1 million for the year ended December 31, 2020, an increase of $3.3 million compared to net cash used in investing activities of $98.8 million for the year ended December 31, 2019. This increase is primarily the result of:

•	the acquisition of 3dcart in November 2020 for $40.2 million, net of cash acquired of $0.3 million; plus,
•	the acquisition of a Hospitality Technology Vendor in October 2020 for $10.5 million, net of cash acquired of $0.6 million; and
•	$14.5 million in purchases for equipment to be leased; partially offset by
•	the acquisition of Merchant Link in August 2019 for $64.0 million, net of cash acquired of $3.8 million.

Net cash used in investing activities was $98.8 million for the year ended December 31, 2019, an increase of $57.4 million compared to net cash used in investing activities of $41.4 million for the year ended December 31, 2018. This increase is primarily the result of:

•

the acquisition of Merchant Link in 2019 for $64.0 million, net of cash acquired of $3.8 million. See Note 3 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information; plus

•	an increase of $6.6 million in acquisition of property, plant and equipment driven by leasehold improvements in 2019 to our Las Vegas office; partially offset by,
•	the impact of adopting ASC 606 of $13.7 million for equipment deployed to new merchants that in 2019 is no longer capitalized and instead include within operating activities.

Financing activities

Net cash provided by financing activities was $1,002.8 million for the year ended December 31, 2020, an increase of $931.8 million, compared to net cash provided by financing activities of $71.0 million for the year ended December 31, 2019. This increase was primarily a result of:

•

the IPO, concurrent private placement and September Follow-on Offering net proceeds of approximately $557.6 million after deducting underwriting discounts, commissions and offering costs paid in the year ended December 31, 2020;

•	the net proceeds from the 2025 Notes of $673.6 million in the year ended December 31, 2020;
•	the net proceeds from the 2026 Notes of $442.8 million in the year ended December 31, 2020; partially offset by,
•	the repayments of our First Lien Term Loan Facility and our Second Lien Term Loan Facility during the year ended December 31, 2020, totaling $639.8 million;
•	the net repayment of $21.0 million on the Revolving Credit Facility during the year ended December 31, 2020; and
•	the net proceeds from the First Lien Term Loan Facility during the year ended December 31, 2019 of $90.0 million.

Net cash provided by financing activities was $71.0 million for the year ended December 31, 2019, an increase of $59.7 million, compared to net cash provided by financing activities of $11.3 million for the year ended December 31, 2018. This increase was primarily as result of:

•	refinancings in April and October 2019 of the First Lien Term Loan Facility of approximately $90.0 million;
•	an increase in 2019 in Revolving Credit Facility borrowings of $71.0 million; partially offset by,
•	payments on the Revolving Credit Facility of $90.0 million in 2019.

Credit Facilities

As of December 31, 2020, we had $1,140.0 million total principal amount of debt outstanding, including $450.0 million of 2026 Notes and $690.0 million of 2025 Notes. The First Lien Term Loan Facility was fully repaid in the fourth quarter of 2020 and the Second Lien Term Loan Facility and the Revolving Credit Facility were fully repaid in the second quarter of 2020.

The Revolving Credit Facility has a borrowing capacity of $89.5 million, net of a $0.5 million letter of credit. As of December 31, 2020, we had no outstanding borrowings under the Revolving Credit Facility.

On January 29, 2021, Shift4 Payments, LLC amended and restated its First Lien Credit Agreement and increased the borrowing capacity under the Revolving Credit Facility to $100.0 million. The Revolving Credit Facility matures on January 29, 2026 or, if greater than $150.0 million aggregate principal amount of Shift4 Payments, LLC’s convertible notes remains outstanding on September 15, 2025, on that date. The Revolving Credit Facility requires periodic interest payments until maturity.

Loans incurred under the amended Revolving Credit Facility bear interest at our option at either the LIBO rate plus a margin ranging from 3.00% to 3.50% per year or the alternate base rate (the highest of the Federal Funds rate plus 0.50%, or the prime rate announced from time to time in The Wall Street Journal) plus a margin ranging from 2.00% to 2.50% per year, or the Applicable Rate. The Applicable Rate varies depending on our total leverage ratio (as defined in the Credit Agreement). The alternate base rate and the LIBO rate are each subject to a zero percent floor. In addition, we are required to pay a commitment fee under the Revolving Credit Facility in respect of the unutilized commitments thereunder at a rate ranging from 0.25% per year to 0.50% per year, in each case based on the total leverage ratio. We are also subject to customary letter of credit and agency fees.

Senior Notes Offering – 2026 Notes

In October 2020, Shift4 Payments, LLC and Shift4 Payments Finance Sub, Inc., or the Issuers, issued an aggregate $450.0 million principal amount of the 2026 Notes. We received net proceeds, after deducting initial purchasers’ discounts and estimated offering expenses, of approximately $442.8 million from the offering of the 2026 Notes. The net proceeds of the 2026 Notes offering, together with cash on hand, were used to repay all indebtedness outstanding under the First Lien Term Loan Facility. The 2026 Notes mature on November 1, 2026, and accrue interest at a rate of 4.625% per year. Interest on the 2026 Notes is payable semi-annually in arrears on each May 1 and November 1, commencing on May 1, 2021. The Issuers may redeem all or a portion of the 2026 Notes at any time prior to November 1, 2022 at a redemption price equal to 100% of the principal amount of the 2026 Notes, plus the applicable “make-whole” premium as provided in the indenture governing the 2026 Notes, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time on or after November 1, 2022, the Issuers may redeem all or a portion of the 2026 Notes at the redemption prices set forth in the indenture governing the 2026 Notes, plus accrued and unpaid interest, if any, to but excluding, the date of redemption. In addition, at any time prior to November 1, 2022, the Issuers may also redeem up to 40% of the original aggregate principal amount of the 2026 Notes (including any additional 2026 Notes) with the proceeds of certain equity offerings, at a redemption price equal to 104.625% of the principal amount of the 2026 Notes, plus accrued and unpaid interest, if any to the redemption date. The Issuers may make such redemption so long as, after giving effect to any such redemption, at least 50% of the original aggregate principal amount of the 2026 Notes (including any additional 2026 Notes) remains outstanding (unless all 2026 Notes are redeemed concurrently) and such redemption occurs within 90 days of the closing of the applicable equity offering.

Convertible Notes Offering – 2025 Notes

In December 2020, Shift4 Payments, Inc. issued an aggregate principal amount of $690.0 million of 2025 Notes, in an offering to qualified institutional buyers exempt from registration under the Securities Act. We received net proceeds, after deducting initial purchasers’ discounts and estimated offering expenses, of approximately $673.6 million from the 2025 Notes Offering. The net proceeds of the 2025 Notes Offering, together with cash on hand, will be used for general corporate purposes. The 2025 Notes do not bear regular interest, and the principal amount of the 2025 Notes does not accrete and will mature on December 15, 2025 unless earlier repurchased, redeemed or converted. The conversion rate for the 2025 Notes will initially be 12.4262 shares of Class A common stock per $1,000 principal amount of 2025 Notes (equivalent to an initial conversion price of approximately $80.48 per share of Class A common stock), subject to adjustment upon the occurrence of specified events. Before September 15, 2025, holders will have the right to convert their 2025 Notes under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ended March 31, 2021 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per

$1,000 principal amount of the 2025 Notes for each trading day of the 2025 Measurement Period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate in effect on each such trading day; (3) if we call any or all of the 2025 Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. From and after September 15, 2025, holders may convert their 2025 Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. Upon conversion of the 2025 Notes, we will pay in cash the principal amount of the 2025 Notes with any excess to be paid or delivered, as the case may be, in cash or shares of our Class A common stock or a combination of both at our election. The 2025 Notes will be redeemable, in whole or in part, for cash at our option at any time, and from time to time, on or after December 20, 2023 and on or before the 40th scheduled trading day immediately before the maturity date, but only if the last reported sale price per share of our Class A common stock exceeds 130% of the conversion price for a specified period of time. The redemption price will be equal to the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid special interest, if any, to, but excluding, the redemption date. Upon the occurrence of a “fundamental change,” which term includes certain change of control transactions, we must offer to repurchase the 2025 Notes at a price equal to 100% of their principal amount, plus accrued and unpaid special interest, if any, to, but not including, the date of repurchase. In addition, if a “make-whole fundamental change” occurs prior to the maturity date or if we deliver a notice of redemption, we will, in certain circumstances, increase the conversion rate for a holder who elects to convert its 2025 Notes in connection with such make-whole fundamental change or notice of redemption, as the case may be.

Contractual obligations

The following table summarizes our contractual obligations as of December 31, 2020.

	Payments due by period
(in millions)	Total	2021	2022 and 2023	2024 and 2025	2026 and beyond
Long-term debt	$1,140.0	$—	$—	$690.0	$450.0
Interest on long-term debt	125.0	21.0	41.6	41.6	20.8
Other financing arrangements	1.2	1.2	—	—	—
Operating leases(1)	28.2	6.7	9.0	5.9	6.6
Total	$1,294.4	$28.9	$50.6	$737.5	$477.4

(1)

As of December 31, 2020, we are obligated under non-cancellable operating leases for our premises, which expire through November 2028. Rent expense incurred under operating leases, which totalled $6.4 million for the year ended December 31, 2020, which is included in “General and administrative expenses” in our consolidated statements of operations.

In the first quarter of 2021, we expect to incur a significant amount of expenses related to the integration of 3dcart as we rebrand it as Shift4Shop. These expenses are anticipated to be nonrecurring in nature.

Off-balance sheet arrangements

During the periods presented, we did not engage in any off-balance sheet financing activities other than those reflected in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10- K.

Critical accounting policies

Our discussion and analysis of our historical financial condition and results of operations for the periods described is based on our consolidated financial statements which have been prepared in accordance with U.S. GAAP. The preparation of these historical financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments in certain circumstances that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. We evaluate our assumptions and estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Additionally, the full impact of the COVID-19 pandemic is unknown and cannot be reasonably estimated. However, we have made accounting estimates for our allowance for doubtful accounts, valuation of our contingent liabilities, other intangible assets and goodwill based on the facts and circumstances available as of the reporting date. Actual results may differ from these estimates under different assumptions or conditions.

We have provided a summary of our significant accounting policies in Note 2 in the notes to the consolidated financial statements. The following critical accounting discussion pertains to accounting policies management believes are most critical to the portrayal of our historical financial condition and results of operations and that require significant, difficult, subjective or complex judgments. Other companies in similar businesses may use different estimation policies and methodologies, which may impact the comparability of our financial condition, results of operations and cash flows to those of other companies.

Revenue recognition

Application of the accounting principles in U.S. GAAP related to the measurement and recognition of revenue requires us to make judgments and estimates. Complex arrangements with nonstandard terms and conditions may require significant contract interpretation to determine the appropriate accounting. Specifically, the determination of whether we are a principal to a transaction or an agent can require considerable judgment. We have concluded that we are the principal in our payment processing arrangements as we control the service on our payments platform, which is transformative in nature and allows for front-end and back-end risk mitigation, merchant portability, third party software integrations, and enhanced reporting functionality. We also contract directly with our merchants and have complete pricing latitude on the processing fees charged to our merchants. As such, we bear the credit risk for network fees and transactions charged back to the merchant. For our SaaS arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price, which is based on the fair value of each product and service. Changes in judgments with respect to these assumptions and estimates could impact the amount of revenue recognized.

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

Noncontrolling Interests

After the Reorganization Transactions, we are the sole managing member of Shift4 Payments, LLC. We have the majority of the voting interest in and control the management of Shift4 Payments, LLC. As a result, we consolidate the financial results of Shift4 Payments, LLC and report a noncontrolling interest related to the interests in Shift4 Payments, LLC held by the Continuing Equity Owners on our consolidated balance sheet.

New accounting pronouncements

For information regarding new accounting pronouncements, and the impact of these pronouncements on our consolidated financial statements, if any, refer to Note 2 to the consolidated financial statements

JOBS Act

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments are subject to risks relating to interest rates.

As of December 31, 2020, we had approximately $1,140.0 million of fixed rate debt outstanding with a fair value of $1,311.9 million, none of which was subject to an interest rate hedge. Since these notes bear interest at fixed rates, they do not result in any financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates when interest rates change.

We also have a revolving credit facility available to us with available borrowing capacity of $89.5 million. We are obligated to pay interest on loans under the revolving credit facility as well as other customary fees, including an upfront fee and an unused commitment fee based on our debt rating. Borrowings under the revolving credit facility, if any, bear interest at floating rates. As a result, we are exposed to the risk related to fluctuations in interest rate to the extent of our borrowings. As of December 31, 2020 and 2019, we had no amounts outstanding under the revolving credit facility. See Note 12 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.

PART I: FINANCIAL INFORMATION

Item 8: Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	65
Consolidated Balance Sheets as of December 31, 2020 and 2019	66
Consolidated Statement of Operations for the Years Ended December 31, 2020, 2019 and 2018	67
Consolidated Statements of Changes in Redeemable Preferred Units and Stockholders’ Equity/ Members’ (Deficit) for the years ended December 31, 2020, 2019 and 2018	68
Consolidated Statement of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018	69
Notes to Consolidated Financial Statements	70

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Shift4 Payments, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Shift4 Payments, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of changes in redeemable preferred units and stockholders' equity/members' (deficit) and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Changes in Accounting Principle

As discussed in Note 4 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers in 2019.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 8, 2021

We have served as the Company’s auditor since 2016.

SHIFT4 PAYMENTS, INC.

CONSOLIDATED BALANCE SHEETS

(in millions, except share and per share amounts)

	December 31,
	2020	2019
Assets
Current assets
Cash and cash equivalents	$927.8	$3.7
Accounts receivable, net of allowance for doubtful accounts of $5.7 in 2020 (2019 - $2.5)	92.7	78.6
Contract assets, net of allowance for doubtful accounts of $0 in 2020 (2019 - $2.9) (Note 4)	—	6.8
Inventory (Note 6)	1.5	8.5
Prepaid expenses and other current assets (Note 13)	11.5	8.8
Total current assets	1,033.5	106.4
Noncurrent assets
Goodwill (Note 7)	477.0	421.3
Other intangible assets, net (Note 8)	186.3	209.2
Capitalized acquisition costs, net (Note 9)	30.2	26.4
Equipment for lease, net (Note 10)	36.6	—
Property, plant and equipment, net (Note 11)	15.1	15.4
Contract assets, net of allowance for doubtful accounts of $0 in 2020 (2019 - $1.7) (Note 4)	—	3.9
Other noncurrent assets	0.6	1.4
Total noncurrent assets	745.8	677.6
Total assets	$1,779.3	$784.0
Liabilities and Stockholders' Equity/Members' (Deficit)
Current liabilities
Current portion of debt (Note 12)	$0.9	$5.3
Accounts payable	60.6	58.1
Accrued expenses and other current liabilities (Note 13)	30.1	60.9
Deferred revenue (Note 4)	7.8	5.6
Total current liabilities	99.4	129.9
Noncurrent liabilities
Long-term debt (Note 12)	1,005.4	635.1
Deferred tax liability (Note 15)	2.8	4.1
Other noncurrent liabilities (Note 5)	1.7	4.8
Total noncurrent liabilities	1,009.9	644.0
Total liabilities	1,109.3	773.9
Commitments and contingencies (Note 18)
Redeemable preferred units, $100,000 par value; 430 shares authorized, issued and outstanding at December 31, 2019 (Note 19)	—	43.0
Members' deficit - Shift4 Payments, LLC (Note 20)
Class A Common units, $0 par value; 100,000 shares authorized, issued and outstanding at December 31, 2019	—	—
Class B Common units, $323 par value; 1,010 shares authorized, issued and outstanding at December 31, 2019	—	0.3
Members' equity	—	149.2
Stockholders' equity - Shift4 Payments, Inc. (Note 20)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized at December 31, 2020, none issued and outstanding	—	—
Class A common stock, $0.0001 par value per share, 300,000,000 shares authorized, 39,737,950 shares issued and outstanding at December 31, 2020	—	—
Class B common stock, $0.0001 par value per share, 100,000,000 shares authorized, 30,625,857 shares issued and outstanding at December 31, 2020	—	—
Class C common stock, $0.0001 par value per share, 100,000,000 shares authorized, 10,188,852 shares issued and outstanding at December 31, 2020	—	—
Additional paid-in capital	738.3	—
Retained deficit	(278.7)	(182.4)
Total stockholders' equity attributable to Shift4 Payments, Inc./members' (deficit)	459.6	(32.9)
Noncontrolling interests (Note 21)	210.4	—
Total stockholders' equity/members' (deficit)	670.0	(32.9)
Total liabilities and stockholders' equity/members' deficit	$1,779.3	$784.0

See accompanying notes to consolidated financial statements.

SHIFT4 PAYMENTS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except share and per share amounts)

	Year Ended December 31,
	2020	2019	2018
Gross revenue	$766.9	$731.4	$560.6
Cost of sales	589.1	558.0	419.9
Gross profit	177.8	173.4	140.7
General and administrative expenses	180.0	117.1	79.8
Depreciation and amortization expense	51.9	40.2	40.4
Professional fees	10.7	10.4	7.4
Advertising and marketing expenses	4.0	6.3	6.1
Restructuring expenses (Note 5)	0.4	3.8	20.1
Transaction-related expenses (Note 12)	0.8	—	—
Other operating (income) expense, net (Note 4)	(12.4)	—	—
Total operating expenses	235.4	177.8	153.8
Loss from operations	(57.6)	(4.4)	(13.1)
Loss on extinguishment of debt (Note 12)	(16.6)	—	—
Other income, net	0.6	1.0	0.6
Interest expense	(40.2)	(51.5)	(47.0)
Loss before income taxes	(113.8)	(54.9)	(59.5)
Income tax benefit (provision) (Note 15)	2.4	(1.7)	4.1
Net loss (1)	(111.4)	$(56.6)	$(55.4)
Net loss attributable to noncontrolling interests (2)	(93.0)
Net loss attributable to Shift4 Payments, Inc. (3)	$(18.4)

Basic and diluted net loss per share: (4)
Class A net loss per share	$(0.43)
Weighted average common stock outstanding	28,148,355
Class C net loss per share	$(0.43)
Weighted average common stock outstanding	16,882,903

(1)	Net loss is equal to comprehensive loss.
(2)

Net loss attributable to noncontrolling interests is equal to comprehensive loss attributable to noncontrolling interests for the year ended December 31, 2020, including the net loss for the period January 1, 2020 through June 4, 2020, the date the SEC declared effective the Company’s Registration Statement on S-1 filed in connection with its IPO. See Note 1 for more information.

(3)	Net loss attributable Shift4 Payments, Inc.is equal to comprehensive loss attributable to Shift4 Payments, Inc. for the year ended December 31, 2020.
(4)

The amounts for the year ended December 31, 2020 represent basic and diluted net loss per share of Class A and Class C common stock and weighted average shares of Class A and Class C common stock outstanding for the period from June 5, 2020 through December 31, 2020, the period following the Reorganization Transactions and Shift4 Payments, Inc.'s initial public offering described in Note 1. See Note 24 for additional information on basic and diluted net loss per share.

See accompanying notes to consolidated financial statements.

SHIFT4 PAYMENTS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED UNITS AND STOCKHOLDERS’ EQUITY/ MEMBERS’ (DEFICIT)

(in millions, except units and shares)

	Redeemable Preferred Units		Class A Common Units		Class B Common Units		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional				Total
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	Members' Equity	Retained Deficit	Noncontrolling Interests	equity (deficit)
Balances at December 31, 2017	430	$43.0	100,000	$—	1,010	$0.3	—	$—	—	$—	—	$—	$—	$159.3	$(63.4)	$—	$96.2
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(55.4)	—	(55.4)
Capital distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	(0.2)	—	—	(0.2)
Preferred return on redeemable preferred units	—	—	—	—	—	—	—	—	—	—	—	—	—	(4.7)	—	—	(4.7)
Balances at December 31, 2018	430	$43.0	100,000	$—	1,010	$0.3	—	$—	—	$—	—	$—	$—	$154.4	$(118.8)	$—	$35.9
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(56.6)	—	(56.6)
Capital distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	(0.2)	—	—	(0.2)
Preferred return on redeemable preferred units	—	—	—	—	—	—	—	—	—	—	—	—	—	(5.0)	—	—	(5.0)
Cumulative effect of ASC 606 adoption	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(7.0)	—	(7.0)
Balances at December 31, 2019	430	$43.0	100,000	$—	1,010	$0.3	—	$—	—	$—	—	$—	$—	$149.2	$(182.4)	$—	$(32.9)
Net loss prior to Reorganization Transactions, IPO and concurrent private placement	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(77.9)	—	(77.9)
Capital distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	(0.5)	—	—	(0.5)
Preferred return on redeemable preferred units	—	—	—	—	—	—	—	—	—	—	—	—	—	(2.1)	—	—	(2.1)
Balances at June 4, 2020 prior to Reorganization Transactions, IPO and concurrent private placement	430	$43.0	100,000	$—	1,010	$0.3	—	$—	—	$—	—	$—	$—	$146.6	$(260.3)	$—	$(113.4)
Reorganization transactions	(430)	(43.0)	(100,000)	—	(1,010)	(0.3)	528,150	—	39,204,989	—	15,513,817	—	189.9	(146.6)	—	—	43.0
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(18.4)	(15.1)	(33.5)
Preferred return on redeemable preferred units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Preferred dividends settled with LLC interests	—	—	—	—	—	—	-	—	—	—	—	—	2.3	—	—	—	2.3
Issuance of common stock in IPO and concurrent private placement	—	—	—	—	—	—	17,250,000	—	—	—	4,625,346	—	462.6	—	—	—	462.6
Allocation of equity to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	(209.5)	—	—	209.5	—
Allocation of equity to noncontrolling interests from September Follow-on Offering	—	—	—	—	—	—	—	—	—	—	—	—	(45.7)	—	—	45.7	—
Issuance of Class A common stock for change of control contingent liabilities	—	—	—	—	—	—	915,503	—	—	—	—	—	21.1	—	—	—	21.1
Issuance of restricted stock units for change of control contingent liabilities	—	—	—	—	—	—	—	—	—	—	—	—	2.1	—	—	—	2.1
Issuance of Class A common stock in connection with September Follow-on Offering	—	—	—	—	—	—	2,000,000	—	—	—	—	—	93.1	—	—	—	93.1
Exchange of shares held by Searchlight	—	—	—	—	—	—	18,529,443	—	(8,579,132)	—	(9,950,311)	—	35.7	—	—	(35.7)	—
Issuance of Class A common stock for 3dcart Acquisition	—	—	—	—	—	—	380,879	—	—	—	—	—	11.5	—	—	7.7	19.2
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	65.9	—	—	—	65.9
Vesting of restricted stock units, net of tax withholding	—	—	—	—	—	—	133,975	—	—	—	—	—	(2.2)	—	—	(1.7)	(3.9)
Conversion feature of convertible senior notes, due 2025	—	—	—	—	—	—	—	—	—	—	—	—	111.5	—	—	—	111.5
Balances at December 31, 2020	—	$—	—	$—	—	$—	39,737,950	$—	30,625,857	$—	10,188,852	$—	$738.3	$—	$(278.7)	$210.4	$670.0

See accompanying notes to consolidated financial statements.

SHIFT4 PAYMENTS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2020	2019	2018
Operating activities
Net loss	$(111.4)	$(56.6)	$(55.4)
Adjustment to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	84.2	62.6	70.8
Amortization of capitalized financing costs and debt discount	5.4	4.0	3.7
Loss on extinguishment of debt	16.6	—	—
Deferred income taxes	(1.3)	0.2	(4.0)
Provision for bad debts	7.7	5.5	2.2
Revaluation of contingent liabilities	(6.1)	15.5	(0.3)
Impairment of intangible assets	0.4	1.9	—
Equity-based compensation expense	66.2	—	—
Other noncash items	0.1	(0.4)	(0.4)
Impact of lease modifications	(12.4)	—	—
Change in operating assets and liabilities
Accounts receivable	(19.3)	(18.6)	(16.6)
Contract assets	(0.6)	(2.4)	—
Prepaid expenses and other current assets	(1.2)	(2.7)	0.6
Inventory	1.2	(1.7)	(1.8)
Accounts payable	(2.0)	12.3	11.1
Accrued expenses and other current liabilities	(5.3)	6.0	14.8
Deferred revenue	1.2	1.1	0.8
Net cash provided by operating activities	23.4	26.7	25.5
Investing activities
Acquisitions, net of cash acquired	(49.8)	(60.2)	(1.5)
Residual commission buyouts	(3.9)	(3.3)	(3.7)
Acquisition of property, plant and equipment	(4.8)	(8.2)	(1.6)
Capitalized software development costs	(9.7)	(8.4)	(4.0)
Customer acquisition costs	(19.4)	(18.7)	(30.6)
Acquisition of equipment to be leased	(14.5)	—	—
Net cash used in investing activities	(102.1)	(98.8)	(41.4)
Financing activities
IPO proceeds, net of underwriting discounts and commissions	372.9	—	—
Proceeds from private placement	100.0	—	—
September follow-on offering proceeds, net of underwriting discounts and commissions	93.4	—	—
Offering costs	(8.7)	—	—
Proceeds from long-term debt	1,140.0	90.0	—
Proceeds from revolving line of credit	68.5	91.0	20.0
Repayment of debt	(643.6)	(5.2)	(5.2)
Repayment of revolving line of credit	(89.5)	(90.0)	—
Payments on contingent liabilities	(1.7)	(3.1)	(3.2)
Deferred financing costs	(23.2)	(3.0)	—
Preferred return on preferred stock	(0.9)	(8.5)	—
Capital distributions	(0.5)	(0.2)	(0.2)
Payments for withholding tax related to vesting of restricted stock units	(3.9)	—	—
Principal repayments of capital leases	—	—	(0.1)
Net cash provided by financing activities	1,002.8	71.0	11.3
Change in cash and cash equivalents	924.1	(1.1)	(4.6)
Cash and cash equivalents
Beginning of period	3.7	4.8	9.4
End of period	$927.8	$3.7	$4.8

Supplemental cash flow information and noncash activities are further described in Note 25.

See accompanying notes to consolidated financial statements.

SHIFT4 PAYMENTS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in millions, except share, unit, per unit and merchant count amounts)

1.	Organization and Basis of Presentation

Organization

Shift4 Payments, Inc., or Shift4 Payments or the Company, was incorporated in Delaware on November 5, 2019 in order to carry on the business of Shift4 Payments, LLC and its consolidated subsidiaries.

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

Initial Public Offering and Concurrent Private Placement

On June 4, 2020, the Securities and Exchange Commission, or the SEC, declared effective the Company’s Registration Statement on Form S-1 (File No. 333-238307), as amended, filed in connection with its IPO, or the Registration Statement. The Company’s Class A common stock started trading on The New York Stock Exchange on June 5, 2020. On June 9, 2020, the Company completed its IPO of 17,250,000 shares of Class A common stock, including 2,250,000 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $23.00 per share. Upon completion of the IPO, the Company received net proceeds of approximately $362.6 million, after deducting underwriting discounts and commissions and offering expenses of approximately $34.2 million. Concurrently with the IPO, the Company also completed a $100.0 million private placement of 4,625,346 shares of Class C common stock to Rook Holdings Inc., or Rook, a corporation wholly-owned by the Company’s Founder and Chief Executive Officer. The total net proceeds from the IPO and concurrent private placement were approximately $462.6 million. Shift4 Payments, Inc. used the proceeds to purchase newly-issued limited liability company interests from Shift4 Payments, LLC, or LLC Interests. Shift4 Payments, LLC used these amounts received from Shift4 Payments, Inc. to repay certain existing indebtedness and for general corporate purposes. See Note 12 for more information.

Reorganization Transactions

In connection with the IPO, the Company completed the following transactions, or the Reorganization Transactions:

•

The limited liability company agreement of Shift4 Payments, LLC was amended and restated to, among other things, (1) convert all existing ownership interests in Shift4 Payments, LLC (including redeemable preferred units) into a single class of LLC Interests and (2) appoint Shift4 Payments, Inc. as the sole managing member of Shift4 Payments, LLC. See Note 20 for additional information.

•

The certificate of incorporation of Shift4 Payments, Inc. was amended to, among other things, authorize three classes of common stock: Class A common stock, Class B common stock, Class C common stock, and one class of preferred stock. Class A and Class C common stock have both voting and economic rights while Class B common stock has voting rights but no economic rights. See Note 20 for additional information.

•

The Company acquired all the LLC Interests held by a former equity owner of Shift4 Payments, LLC in exchange for an equivalent number of shares of Class A common stock. See Note 20 for additional information.

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

Follow-on Offerings

On September 15, 2020, the Company completed a follow-on offering, in which it issued and sold 2,000,000 shares of its Class A common stock, and Searchlight and a former equity owner, which we refer to together as the selling stockholders, sold 7,856,373 and 143,627 shares of Class A common stock, respectively, at a price to the public of $48.50 per share, or the September Follow-on Offering. On October 6, 2020, Searchlight and a former equity owner sold an additional 1,473,070 and 26,930 shares of Class A common stock, respectively, pursuant to the exercise by the underwriters of their option to purchase additional shares. The Company received net proceeds from the September Follow-on Offering of $93.1 million, after deducting underwriting discounts and commissions and offering expenses of approximately $3.9 million. Searchlight has agreed to reimburse the Company for its allocable share of costs of the September Follow-on Offering. The Company did not receive any of the proceeds from the sale of Class A common stock by the selling stockholders. The total net proceeds from the September Follow-on Offering were used to purchase newly-issued LLC interests directly from Shift4 Payments, LLC at a price per unit equal to the price to the public of Class A common stock in the Follow-on Offering, less underwriting discounts and commissions. Shift4 Payments, LLC used these amounts received from Shift4 Payments, Inc. for general corporate purposes.

In connection with the September Follow-on Offering, the Company also completed the following transactions:

•

The redemption by Searchlight of 4,319,532 LLC Interests in exchange for 4,319,532 shares of Class A common stock, and an immediate cancellation of an equivalent number of shares of Class B common stock.

•	The conversion of 5,009,911 shares of Class C common stock held by Searchlight to 5,009,911 shares of Class A common stock.

In December 2020, the Company completed a follow-on offering where Searchlight sold 9,200,000 shares of the Company’s Class A common stock in a registered public offering at a price to the public of $55.50 per share, or the December Follow-on Offering. The Company did not sell any shares of Class A common stock in the December Follow-on Offering and did not receive any of the proceeds from, nor incur any expense for, the sale of shares by Searchlight in the December Follow-on Offering. Searchlight has agreed to reimburse the Company for the costs of the December Follow-on Offering.

In connection with the December Follow-on Offering, the Company also completed the following transactions:

•

The redemption by Searchlight of 4,259,600 LLC Interests in exchange for 4,259,600 shares of Class A common stock sold, and an immediate cancellation of an equivalent number of shares of Class B common stock.

•	The conversion of 4,940,400 shares of Class C common stock held by Searchlight to 4,940,400 shares of Class A common stock sold.

Senior Notes Offering – 2026 Notes

On October 29, 2020, Shift4 Payments, LLC and Shift4 Payments Finance Sub, Inc. completed the issuance and sale of $450.0 million aggregate principal amount of 4.625% Senior Notes due 2026, or the 2026 Notes, to qualified institutional buyers in an offering exempt from registration under the Securities Act. The Company received net proceeds, after deducting initial purchasers’ discounts and estimated offering expenses, of approximately $442.8 million from the offering of the Notes. The net proceeds of the 2026 Notes, together with cash on hand, were used to repay all indebtedness outstanding under the First Lien Term Loan Facility.

Convertible Notes Offering – 2025 Notes

In December 2020, Shift4 Payments, Inc. issued an aggregate $690.0 million of convertible senior notes due 2025 to qualified institutional buyers in an offering exempt from registration under the Securities Act. The Company received net proceeds, after deducting initial purchasers’ discounts and estimated offering expenses, of approximately $673.6 million from the Convertible Notes Offering. The net proceeds of the 2025 Notes Offering, together with cash on hand, will be used for general corporate purposes.

Amended and Restated Revolving Credit Facility

On January 29, 2021, Shift4 Payments, LLC amended and restated its First Lien Credit Agreement and increased the borrowing capacity under the Revolving Credit Facility to $100.0 million. The Revolving Credit Facility matures on September 15, 2025. A commitment fee of 0.5% of the unused commitment under the Revolving Credit Facility is payable quarterly. Interest is payable in arrears on any outstanding principal balance at a rate equal to the LIBO rate plus 3.5% or Alternate Base Rate, dependent on type of borrowing.

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. The consolidated financial statements include the accounts of Shift4 Payments, Inc. and its wholly-owned subsidiaries. Shift4 Payments, Inc. consolidates the financial results of Shift4 Payments, LLC, which is considered a variable interest entity, or VIE. Shift4 Payments, Inc. is the primary beneficiary and sole managing member of Shift4 Payments, LLC and has decision making authority that significantly affects the economic performance of the entity. As a result, the Company consolidates Shift4 Payments, LLC. All intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements reflect all adjustments consisting only of normal recurring adjustments necessary to state fairly the financial position, results of operations and cash flows for the years presented.

The assets and liabilities of Shift4 Payments, LLC represent substantially all of the consolidated assets and liabilities of Shift4 Payments,  Inc. with the exception of certain cash balances and the aggregate principal amount of $690.0 million of 2025 Notes that are held by Shift4 Payments, Inc. directly. See Note 12 for information on the accounting for the 2025 Notes. As of December 31, 2020, $684.5 million of cash was held by Shift4 Payments, Inc. Shift4 Payments Inc. had no cash or debt at December 31, 2019. For the years ended December 31, 2020 and 2019, Shift4 Payments Inc., which was established November 5, 2019, has not had any material operations on a standalone basis since its inception, and all of the operations of the Company are carried out by Shift4 Payments, LLC and its subsidiaries.

2.Summary of Significant Accounting Policies

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

Since late March, the Company has seen a significant recovery in its end-to-end payment volumes as merchants reopened their operations. As a result, as of December 31, 2020, substantially all of the Company’s workforce that was furloughed has been reinstated with additional hiring in certain areas to accommodate new merchant onboarding. Further, salary reductions were fully reinstated in October 2020 for management across the organization. While end-to-end volumes for the year ended December 31, 2020 have exceeded those for the year ended December 31, 2019, the ultimate impact that the COVID-19 pandemic will have on the Company’s consolidated results of operations in future periods remains uncertain. The Company will continue to evaluate the nature and extent of these potential impacts to its business, consolidated results of operations, and liquidity.

As of December 31, 2020, the Company had $1,140.0 million outstanding under its credit facilities and was in compliance with the financial covenants under its debt agreements. The Company expects to be in compliance for at least 12 months following issuance of these consolidated financial statements. See Note 12 for further information on the Company’s debt obligations.

On January 29, 2021, the Company amended and restated its First Lien Credit Agreement and increased the borrowing capacity under the Revolving Credit Facility to $100.0 million. The Revolving Credit Facility matures on January 29, 2026 or, if greater than $150.0 million aggregate principal amount of Shift4 Payments, LLC’s convertible notes remains outstanding on September 15, 2025, on that date. The Revolving Credit Facility requires periodic interest payments until maturity. See Note 28 for more information.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates inherent in the preparation of the accompanying consolidated financial statements include estimates of fair value of acquired assets and liabilities through business combinations, fair value of the liability and equity components of the convertible notes, fair value of contingent liabilities related to earnout payments and change of control, allowance for doubtful accounts, income taxes and noncontrolling interests. Estimates are based on past experience and other considerations reasonable under the circumstances. Actual results may differ from these estimates.

Additionally, the full impact of the COVID-19 pandemic is unknown and cannot be reasonably estimated. However, the Company has made accounting estimates based on the facts and circumstances available as of the reporting date. To the extent there are differences between these estimates and actual results, the consolidated financial statements may be materially affected.

Revision of Previously Issued Financial Statements

During the course of preparing the Company’s consolidated financial statements for the year ended December 31, 2020, it was identified that $4.8 million of acquired technology recorded in “Other intangible assets, net” in the Consolidated Balance Sheet should have been impaired during fiscal year 2018. Although the Company has determined that this error did not have a material impact on its previously issued consolidated financial statements, it has revised the accompanying consolidated financial statements to correct for this error and to reflect the associated decrease in amortization expense of $0.6 million recorded in “Cost of Sales” for the year ended December 31, 2019.

In addition, a misclassification of $6.2 million and $4.9 million was identified for the years ended December 31, 2019 and 2018, respectively, resulting from expensing equipment provided to customers under the Company’s warranty program as “General and administrative expenses” which should have been classified as “Cost of sales” in the accompanying Consolidated Statements of

Operations. This misclassification, and other immaterial errors, have also been corrected in connection with the revision of the accompanying 2019 Consolidated Balance Sheet and 2019 and 2018 Consolidated Statements of Operations. The revisions had no net impact on cash flows from operating, investing or financing activities in the accompanying consolidated Statement of Cash Flows.

The applicable notes to the accompanying consolidated financial statements have also been revised to correct for these errors. Refer to Note 27 for the impact of the errors and resulting revision on our unaudited interim quarterly financial information.

The following are selected line items from the Company’s consolidated financial statements illustrating the effect of the revisions:

	As of December 31, 2019
Consolidated Balance Sheet	As previously reported	Adjustment	As revised
Other intangible assets, net	$213.2	$(4.0)	$209.2
Total noncurrent assets	681.6	(4.0)	677.6
Total assets	788.0	(4.0)	784.0
Retained deficit (1)	(178.4)	(4.0)	(182.4)
Total stockholders' equity attributable to Shift4 Payments, Inc./members' (deficit)	(28.9)	(4.0)	(32.9)
Total liabilities and stockholders' equity/members' deficit	788.0	(4.0)	784.0
(1)	As a result of the revisions, “Retained deficit” as of December 31, 2018 was revised from $113.3 million to $118.8 million.

	For the year ended December 31, 2019			For the year ended December 31, 2018
Consolidated Statement of Operations	As previously reported	Adjustment	As revised	As previously reported	Adjustment	As revised
Cost of sales	$552.4	$5.6	$558.0	$410.2	$9.7	$419.9
Gross profit	179.0	(5.6)	173.4	150.4	(9.7)	140.7
General and administrative expenses	124.4	(7.3)	117.1	83.7	(3.9)	79.8
Total operating expenses	185.1	(7.3)	177.8	157.7	(3.9)	153.8
Loss from operations	(6.1)	1.7	(4.4)	(7.3)	(5.8)	(13.1)
Loss before income taxes	(56.6)	1.7	(54.9)	(53.7)	(5.8)	(59.5)
Income tax benefit (provision)	(1.5)	(0.2)	(1.7)	3.8	0.3	4.1
Net loss (1)	(58.1)	1.5	(56.6)	(49.9)	(5.5)	(55.4)

(1)	Net loss is equal to comprehensive loss.

Cash and cash equivalents

Highly liquid investments with maturities of three months or less at the date of the purchase are considered to be cash equivalents and are stated at cost, which approximates fair value. Cash equivalents consist of highly liquid investments in money market funds and were $886.7 million at December 31, 2020. There were no cash equivalents at December 31, 2019.

The Company maintains its cash with high credit quality financial institutions. The total cash balances insured by the Federal Deposit Insurance Corporation, or FDIC, are up to $250 thousand per bank.

Accounts Receivable

Accounts receivable are primarily comprised of amounts due from the Company’s processing partners. The receivables are typically received within 10 business days following the end of the month. In addition, accounts receivable includes amounts due from merchants for point-of-sale software, support services, and other miscellaneous service fees, as well as receivables related to chargeback transactions, as described below. Accounts receivable are stated at the invoice amount.

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality, unsatisfactory merchant services, nondelivery of goods or nonperformance of services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the disputed amount is refunded to the cardholder through the acquiring bank and charged to the merchant. If the merchant has inadequate funds, the Company must bear the credit risk for the full amount of the transaction. The Company’s sponsorship bank holds merchant funds that are available to meet merchant chargeback liabilities if the merchant has inadequate funds to the meet the obligation. Total merchant funds held at the Company’s sponsorship bank totaled $4.6 million and $4.8 million as of December 31, 2020 and 2019, respectively.

The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts that reflects management’s best estimate of accounts that will not be collected. The allowance for doubtful accounts is primarily comprised of (1) credit risk associated with processing receivables where the credit card or automatic clearing house, or ACH, transaction to settle the customer accounts was rejected and the Company estimates an amount to be uncollectible and (2) transactions disputed by a cardholder in which the Company bears the credit risk.

The allowance is based on current economic trends, historical loss experience, and any current or forecasted risks identified through collection matters. Any change in the assumptions used may result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs. Changes in the allowance related to charge-back receivables are recognized within “Cost of sales” in the Consolidated Statements of Operations. Changes in the allowance for all other receivables are recognized within “General and administrative expenses” in the Consolidated Statements of Operations.

The change in the Company’s allowance for doubtful accounts was as follows:

	December 31,
	2020	2019	2018
Beginning balance	$2.5	$2.7	$0.5
Additions to expense	7.6	2.8	2.2
Write-offs, net of recoveries and other adjustments	(4.4)	(3.0)	—
Ending balance	$5.7	$2.5	$2.7

Accounts Payable

Accounts payable are primarily comprised of amounts due to the Company’s processing partners for interchange and processing fees.

Inventory

Inventory represents credit and debit card terminals, point-of-sale systems and electronic cash registers on hand and not in service.

Inventory is recorded at cost, which approximates average cost. Inventory deemed to have costs greater than their respective values are reduced to net realizable value as a loss in the period recognized.

Shipping and Handling Costs

The Company includes shipping and handling costs relating to the delivery of its terminal and point-of sale systems directly from third-party vendors to the Company and, from the Company to its merchants within “Cost of sales” in the Consolidated Statements of Operations. The Company incurred shipping and handling costs of $2.8 million for each of the years ended December 31, 2020, 2019 and 2018, respectively.

Property, Plant and Equipment, Net

Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the asset’s estimated useful life. Leasehold improvements are depreciated over the lesser of the estimated life of the leasehold improvement or the remaining lease term. Maintenance and repairs, which do not extend the useful life of the respective assets, are charged to expense as incurred. The estimated useful life of each asset category is as follows:

Useful life
Equipment	3-5 years
Capitalized software	3-5 years
Leasehold improvements	5-10 years
Furniture and fixtures	5 years
Vehicles	5 years

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. The Company evaluates goodwill for impairment annually at October 1 and whenever events or circumstances make it more likely than not that impairment may have occurred. The Company has determined that its business comprises one reporting unit. The Company has the option to first assess qualitative factors to determine whether events or circumstances indicate it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, in which case a quantitative impairment test is not required.

The quantitative goodwill impairment test is performed using a two-step process. The first step of the process is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not impaired and the second step of the quantitative impairment test is not required. The second step of the quantitative goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. An impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value.

The Company performed a quantitative impairment assessment as of October 1, 2020 and the estimated fair value of the reporting unit exceeded its carrying value, and therefore, no impairment was recorded. The Company performed qualitative goodwill impairment assessments as of October 1, 2019 and 2018, and concluded it was more likely than not that the fair value of the reporting unit exceeded its carrying value, and therefore, no impairment was recorded.

Other Intangible Assets, Net

Other intangible assets, net consists of merchant relationships, acquired technology, trademarks and trade names, noncompete agreements, capitalized software development costs, leasehold interests, and residual commission buyouts.

The Company capitalizes software development costs in developing internal use software when capitalization requirements have been met.  Costs prior to meeting the capitalization requirements are expensed as incurred.

Residual commission buyouts represent amounts paid to an independent sales organization, or ISO, to buy out their future residual commission streams. The typical payment to the ISO is comprised of a lump sum payment due immediately and a contingent payment due fourteen months following the buyout agreement dependent on attrition rates and/or other financial metrics within the respective merchant portfolios.

Impairment of long-lived assets

We evaluate long-lived assets (including intangible assets) for impairment whenever events or circumstances indicate that the carrying amounts of such assets may not be recoverable. An asset is considered impaired when the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If impaired, the asset’s carrying value is written down to its fair value. See Note 3 for information about impairments recorded for the year ended December 31, 2019. See Note 2 for a revision made for the year ended December 31, 2018 to reflect an impairment charge.

Equipment for Lease

Equipment for lease represents terminals and point-of-sale systems that are provided under the Company’s software as a service, or SaaS, arrangements. Equipment for lease is stated at cost, less accumulated depreciation. Certain costs incurred in connection with the assembly and delivery of leased assets to the merchant are capitalized as part of the cost of such assets.

Depreciation commences when new equipment is first deployed to a merchant and is computed using the straight-line method over an estimated useful life of three years.

Leases

Leases are classified as either operating or capital, based on the substance of the transaction at inception of the lease. Classification is re-assessed if the terms of the lease are changed.

Leases in which a significant portion of the risks and rewards of ownership are retained by the lessor are classified as operating leases. Payments under an operating lease (net of any incentives received from the lessor) are recognized to “General and administrative expenses” in the Consolidated Statements of Operations on a straight-line basis over the period of the lease.

Revenue Recognition

On January 1, 2019, the Company adopted Accounting Standards Codification 606, or ASC 606: Revenue from Contracts with Customers, using the modified retrospective method applied to all open contracts which were not completed as of January 1, 2019. Results for reporting periods beginning after January 1, 2019 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic revenue recognition methodology under ASC 605: Revenue Recognition. The most significant change under ASC 606 is that under the contract terms existing at January 1, 2019, the Company could no longer defer the upfront cost for the Company’s free equipment program to its merchants. See Note 4 for the impact of adoption.

The new revenue recognition guidance provides a single model to determine when and how revenue is recognized. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company recognizes revenue using a five-step model resulting in revenue being recognized as performance obligations within a contract have been satisfied. The steps within that model include: (i) identifying the existence of a contract with a customer; (ii) identifying the performance obligations within the contract; (iii) determining the contract’s transaction price; (iv) allocating the transaction price to the contract’s performance obligations; and, (v) recognizing revenue as the contract’s performance obligations are satisfied. Judgment is required to apply the principles-based, five-step model for revenue recognition. Management is required to make certain estimates and assumptions about the Company’s contracts with its customers, including, among others, the nature and extent of its performance obligations, its transaction price amounts and any allocations thereof, the events which constitute satisfaction of its performance obligations, and when control of any promised goods or services is transferred to its customers.

The Company provides its merchants with an end-to-end payments offering that combines its payments platform, including its proprietary gateway and breadth of software integrations, and its suite of technology solutions. The Company primarily earns revenue through volume-based payments and transactions fees, as well as subscription revenue for its software and technology solutions.

Payments-Based Revenue

Payments-based revenue includes fees for payment processing and gateway services. Payment processing fees are primarily driven as a percentage of payment volume. They may have a fixed fee, a minimum monthly usage fee and a fee based on transactions. Gateway services, data encryption and tokenization are primary driven by per transaction fees as well as monthly usage fees.

The Company’s payment processing agreements have an initial term of three years and automatically renew every two years thereafter. The Company satisfies its performance obligations and recognizes transaction fees upon authorization of a transaction by the merchant’s bank. These transaction fees represent the full amount of the fee charged to the merchant, including interchange and payment network costs paid to the card brands pursuant to the transactions the Company facilitates through the network while performing an end-to-end payment obligation.

The Company’s performance obligation is to stand-ready to provide payment processing services for each day during the duration of the payment processing agreement. Providing payment processing services involves multiple promises including: 1) payment processing, 2) gateway services including tokenization and data encryption, 3) risk mitigation, and 4) settlement services. The Company considers each of these promises to be inputs to produce a combined output of providing a fully secured and integrated end-to-end payment processing service to a merchant. Further, the combination of these services is transformative in nature in that the significant integration allows for front-end and back-end risk mitigation, merchant portability, third party software integrations, and enhanced reporting functionality. In addition, the Company applies the right to invoice practical expedient to payment processing services as each performance obligation is recognized over time and the amounts invoiced are reflective of the value transferred to the customer.

Payments-based revenue is recognized on a gross basis as the Company is the principal in the delivery of the payment processing solution to its merchants because it controls the service on its payments platform. The Company also contracts directly with its merchants and has complete pricing latitude on the processing fees charged to its merchants. As such, it bears the credit risk for network fees and transactions charged back to the merchant.

Subscription-Based Revenue

The Company generates revenues from recurring SaaS fees for point-of-sale systems provided to merchants and SaaS fees for the Company’s Shift4Shop ecommerce platform. Point-of-sale SaaS fees are based on the type and quantity of point-of-sale systems deployed to the merchant. This includes statement fees, fees for the Company’s proprietary business intelligence software, annual fees, regulatory compliance fees and other miscellaneous services such as help desk support and warranties on equipment. Shift4Shop SaaS fees are assessed based upon the selected plan. SaaS contracts are for a contractual term of one year beginning June 30, 2020 and three years prior to June 30, 2020, and are billed ratably over that time period. Annual fees are deferred and recognized as revenue over the respective period the fee covers, which is one year or less.

The Company’s SaaS arrangements for its point-of-sale systems include multiple performance obligations. For such arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price. The Company determines standalone selling prices based on the fair value of each product and service.

As part of the SaaS fees, for its point-of-sale systems provided to merchants, the Company identified the following separate performance obligations under ASC 606:

(1)

Point-of-sale software: The Company provides a “Hybrid Cloud” arrangement which includes on-premise software as well as a cloud component. The on-premise solution interacts with the cloud service to provide an end-to-end integrated solution to the merchant. As the on-premise software and cloud-based service are transformative in nature, they are not distinct performance obligations. The revenue allocated to software from the monthly SaaS fee qualifies as a service and revenue is recognized ratably over time as the performance obligation represents a stand-ready obligation to provide the service.

(2)

Hardware revenue: The Company provides hardware to its merchants. The Company satisfies its performance obligation upon delivery of the hardware to its merchants, at which time the revenue allocated to this performance obligation is recognized. For the period January 1, 2019 through June 29, 2020, the hardware was accounted for as a sales-type lease and as such, the revenue allocated to this performance obligation was recognized when the hardware was delivered to the merchant. Effective June 30, 2020, the Company modified the terms and conditions of its SaaS arrangements and updated its operational procedures. As a result, beginning June 30, 2020, the hardware is accounted for as an operating lease and the revenue allocated to this performance obligation is recognized ratably over time.

(3)

Other support services: The Company offers merchants technical support services and warranty for the leased hardware. Technical support services include the promise to provide the merchant with software updates if and when available. The Company also provides the merchant with assurance that its equipment will function in accordance with contract specifications over the lease term. Revenue allocated to this performance obligation is recognized ratably over time as the performance obligation represents a stand-ready obligation to provide the service.

Other Revenue

Other revenue is generally recognized at a point-in-time and primarily includes revenue derived from software license sales, hardware sales, third party residuals, automated teller machine services, and fees charged for technology support to merchants.

Contract Assets

As discussed above, for the period January 1, 2019 through June 29, 2020, the revenue allocated to hardware under the Company’s SaaS arrangements for its point-of-sale systems was treated as a sales-type lease and recognized in the Company’s Consolidated Statements of Operations when the hardware was delivered to the merchant. The Company utilized its best estimate of selling price when calculating the hardware revenue to be recorded. At the time revenue was recognized, a Contract Asset was created in the Company’s Consolidated Balance Sheet representing the present value of minimum lease payments. Accordingly, a portion of the lease payments were recognized as interest income. Such interest income for the years ended December 31, 2020 and 2019 was $1.0 million and $2.2 million, respectively. Effective June 30, 2020, the Company modified the terms and conditions of its SaaS arrangements and updated its operational procedures. As a result, beginning June 30, 2020, the hardware is accounted for as an operating lease and the revenue allocated to this performance obligation is recognized ratably over time. See Note 4 for more information on the impact the lease modification had on the Company’s consolidated financial statements.

The carrying amount of contract assets was reduced by an allowance for doubtful accounts that reflected management’s best estimate of accounts that will not be collected. Changes in the allowance were recognized within “General and administrative expenses” in the Consolidated Statements of Operations.

The change in the Company’s allowance for contract assets was as follows:

	December 31,
	2020	2019
Beginning balance	$4.6	$—
Cumulative effect of ASC 606 adoption	—	4.7
Beginning balance, adjusted	4.6	4.7
Conversion from sales-type lease to operating lease accounting treatment (Note 4)	(4.5)	—
Additions to expense	0.7	2.8
Write-offs, net of recoveries and other adjustments	(0.8)	(2.9)
Ending Balance	$—	$4.6

Capitalized Acquisition Costs

The Company incurs costs to obtain payment processing contracts with customers, primarily in the form of upfront processing bonuses provided to software partners, which consist of independent software vendors and value-added resellers. The Company recognizes as an asset the incremental costs of obtaining a contract with a customer if it expects to recover the costs. Capitalized acquisition costs are amortized ratably over the estimated life of the customer, which is generally three to five years. Amortization of costs to obtain a contract are classified as “Cost of sales” on the Company’s Consolidated Statements of Operations.

Noncontrolling Interests

Noncontrolling interests represents the economic interests of LLC Interests held by the Continuing Equity Owners. Income or loss is attributed to the noncontrolling interests based on the weighted average LLC Interests outstanding during the period. The noncontrolling interests’ ownership percentage can fluctuate over time as the Continuing Equity Owners elect to exchange LLC Interests for shares of Class A common stock. For the year ended December 31, 2020, noncontrolling interests also includes the loss prior to the IPO.

Equity-based Compensation

The Company’s equity-based compensation consists of Restricted Stock Units, or RSUs, and Performance Restricted Stock Units, or PRSUs, issued to certain employees and non-employee directors. Equity-based compensation expense is recorded within “General and administrative expenses” in the Consolidated Statements of Operations. The Company accounts for forfeitures when they occur.

RSUs

Compensation expense for RSUs is recognized on a straight-line basis over the requisite service period based on the fair value of the award on the date of grant.

PRSUs

Vesting for PRSUs is subject to satisfying objective operating performance conditions. Compensation expense for PRSUs is based on the fair value of the award on the date of grant. Compensation expense is recognized ratably, following a graded vesting pattern, during the vesting period only when it is probable that the operating performance conditions will be achieved. The Company records a cumulative adjustment to compensation expense for PRSUs if there is a change in the determination of the probability that the operating performance conditions will be achieved.

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

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets or DTAs, and deferred tax liabilities, or DTLs, for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine DTAs and DTLs on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on DTAs and DTLs is recognized in income in the period that includes the enactment date.

The Company recognizes DTAs to the extent it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If it’s determined that the Company is able to realize DTAs in the future in excess of their net recorded amount, an adjustment to the DTA valuation allowance would be recorded, which would reduce the provision for income taxes.

The Company records uncertain tax positions in accordance with ASC 740, Income Taxes, on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. See Note 15 for additional information.

The Company records interest and penalties related to uncertain tax positions in the provision for income taxes in the Consolidated Statements of Operations.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses were $1.3 million, $1.2 million and $1.1 million for the years ended December 31, 2020, 2019 and 2018, respectively, and included in “Advertising and marketing expenses” in the Consolidated Statements of Operations.

Research and Development Costs

The Company expenses research and development costs as incurred. Research and development expenses, which consists primarily of third-party costs, were $1.2 million, $1.6 million and $1.6 million for the years ended December 31, 2020, 2019 and 2018, respectively, and included in “General and administrative expenses” in the Consolidated Statements of Operations.

Business Combinations

Upon acquisition of a company, the Company determines if the transaction is a business combination, which is accounted for using the acquisition method of accounting. Under the acquisition method, once control is obtained of a business, the assets acquired, and liabilities assumed, including amounts attributed to noncontrolling interests, are recorded at fair value. The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. One of the most significant estimates relates to the determination of the fair value of these assets and liabilities. The determination of the fair values is based on estimates and judgments made by management. The Company’s estimates of fair value are based upon assumptions it believes to be reasonable, but which are inherently uncertain and unpredictable. Measurement period adjustments are reflected at the time identified, up through the conclusion of the measurement period, which is the time at which all information for determination of the values of assets acquired and liabilities assumed is received, and is not to exceed one year from the acquisition date. The Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill.

Additionally, uncertain tax positions and tax-related valuation allowances are initially recorded in connection with a business combination as of the acquisition date. The Company continues to collect information and reevaluates these estimates and assumptions periodically and records any adjustments to preliminary estimates to goodwill, provided the Company is within the measurement period. If outside of the measurement period, any subsequent adjustments are recorded to the Company’s Consolidated Statements of Operations.

Concentration of Credit Risk

The Company’s merchant processing activity has been facilitated by two vendors. The Company believes that these vendors maintain appropriate backup systems and alternative arrangements to avoid a significant disruption of the processing in the event of an unforeseen event.

A majority of the Company’s revenue is derived from the processing of card transactions. Because the Company is not a “member bank”, in order to process these bank card transactions, the Company has entered into a sponsorship agreement with a member bank. The agreement with the bank sponsor requires, among other things, that the Company abide by the by-laws and regulations of the credit card companies. If the Company breaches the sponsorship agreement, the bank sponsor may terminate the agreement and, under the terms of the agreement, the Company would have 180 days to identify an alternative bank sponsor.

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

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02: Leases. The new standard requires a lessee to record assets and liabilities on the balance sheet for the rights and obligations arising from leases with terms of more than 12 months. As a result of amendments in May 2020, this guidance is effective for the Company for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. The Company expects to adopt the new standard on January 1, 2022 using a modified retrospective approach. The FASB issued ASU 2018-10: Codification Improvements to Topic 842, Leases, or ASU 2018-10, and ASU 2018-11: Leases (Topic 842) Targeted Improvements, or ASU 2018-11 in July 2018 and 2018-20: Leases (Topic 842) - Narrow Scope Improvements for Lessors in December 2018. ASU 2018-10 and 2018-20 provide certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 allows all entities adopting ASU 2016-02 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2018-11 also allows lessors to not separate non-lease components from the associated lease component if certain conditions are met. The Company is evaluating the potential impact that the adoption of this standard will have on the Company’s consolidated financial statements.

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

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. This ASU removes certain separation models in ASC 470-20 for convertible instruments, and, as a result, embedded conversion features that do not require bifurcation under ASC 815 are no longer subject to separation into an equity classified component. Consequently, a convertible debt instrument, such as the Company's 2025 Notes, will be accounted for as a single liability measured at its amortized cost. As of December 31, 2020, the Company recorded a discount on the convertible notes of $111.5 million related to the separation of the conversion feature. This discount results in the accretion of interest expense over time and will be removed upon adoption of this ASU. As a result, the standard is expected to have a material impact on the Company's consolidated financial statements. The standard is effective for fiscal years beginning after December 15, 2023, including interim periods within those years. Early adoption is permitted, but no earlier than the fiscal year beginning after December 15, 2020. Adoption using either the full retrospective or modified retrospective transition method is permitted. The Company adopted ASU 2020-06 on January 1, 2021 using the modified retrospective transition method. Adoption of ASU 2020-06 is expected to result in a decrease to additional paid-in capital of $111.5 million, an increase to retained earnings of $1.6 million, and a net increase to long-term debt of $109.9 million. Interest expense recognized in future periods will be reduced as a result of accounting for the convertible debt instrument as a single liability measured at its amortized cost. The impact on net loss per share and the Company’s debt covenants is not expected to be material.

3.	Acquisitions

Each of the following acquisitions was accounted for as a business combination using the acquisition method of accounting. The respective purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill and represents the future economic benefits arising from other assets acquired, which cannot be individually identified or separately recognized.

3dcart

The Company completed the acquisition of Infomart2000 Corp., doing business as 3dcart, on November 5, 2020, by acquiring 100% of the membership interests for $39.9 million in cash, net of cash acquired, and approximately $19.2 million in shares of the Company’s Class A common stock. The purchase was funded with cash on hand. Since the acquisition, 3dcart has been rebranded as Shift4Shop to align the ecommerce offering with Shift4’s existing ecosystem of services. The acquisition expands the Company’s omni-channel transaction capabilities and will enable Shift4Shop merchants to augment their ecommerce platform experience with the Company’s secure integrated payments solutions. In addition, the Company’s indirect sales distribution network will be able to offer Shift4Shop’s turnkey ecommerce capabilities to the Company’s new and existing POS and payments customers.

The following table summarizes the consideration paid and the fair value assigned to the assets acquired and liabilities assumed at the acquisition date. These amounts reflect various preliminary fair value estimates and assumptions, and are subject to change within the measurement period as valuations are finalized. The primary areas of preliminary purchase price allocation subject to change relate to the valuation of accounts receivable, accrued expenses and other current liabilities assumed and residual goodwill.

Cash	$0.3
Accounts receivable	0.3
Other intangible assets	12.5
Goodwill (a)	46.9
Accounts payable	(0.1)
Accrued expenses and other current liabilities	(0.5)
Net assets acquired	59.4
Less: cash acquired	(0.3)
Less: Class A common stock	(19.2)
Net cash paid for acquisition	$39.9

(a)	Goodwill is deductible for tax purposes

In connection with the 3dcart Acquisition, the Company incurred expenses of $1.8 million for the year ended December 31, 2020, which are included in “General and administrative expenses” in the Consolidated Statements of Operations.

The fair values of intangible assets were estimated using inputs classified as Level 3 and included either an income approach or cost approach. Intangible assets valued under the income approach used either the relief-from-royalty method (developed technology, trademarks and trade names) or the multi-period excess earnings method (customer relationships). The transaction was taxable for income tax purposes, and all assets and liabilities have been recorded at fair value for both book and income tax purposes. Therefore, no deferred taxes have been recorded. The weighted average life of developed technology, trademarks and trade names, and customer relationships is 5 years, 3 years and 7 years, respectively. The goodwill arising from the acquisition largely consists of revenue synergies associated with a larger total addressable market, the ability to cross-sell existing customers, new customers and technology capabilities.

The 3dcart acquisition did not have a material impact on the Company’s consolidated financial statements. Accordingly, pro forma financial information has not been presented.

Hospitality Technology Vendor

The Company completed the acquisition of a Hospitality Technology Vendor on October 16, 2020, by acquiring 100% of the membership interests for $9.9 million, net of cash acquired. The purchase was funded with cash on hand. This acquisition enables the boarding of the vendor’s customers on the Company’s end-to-end acquiring solution and empowers the Company’s distribution partners to sign the vendor’s customer accounts and leverage the combined expertise to handle all aspects of installation, service, and support.

The following table summarizes the consideration paid and the fair value assigned to the assets acquired and liabilities assumed at the acquisition date. These amounts reflect various preliminary fair value estimates and assumptions, and are subject to change within the measurement period as valuations are finalized. The primary areas of preliminary purchase price allocation subject to change relate to the valuation of accounts receivable, accrued expenses and other current liabilities assumed and residual goodwill.

Cash	$0.6
Accounts receivable	1.9
Prepaid expenses and other current assets	0.1
Property, plant and equipment	0.1
Inventory	0.6
Other intangible assets	3.9
Goodwill (a)	8.1
Accounts payable	(1.2)
Accrued expenses and other current liabilities	(2.7)
Deferred revenue	(0.8)
Long-term debt	(0.1)
Net assets acquired	10.5
Less: cash acquired	(0.6)
Net cash paid for acquisition	$9.9

(a)	Goodwill is deductible for tax purposes

In connection with the Hospitality Technology Vendor Acquisition, the Company incurred expenses of $0.3 million for the year ended December 31, 2020, which are included in “General and administrative expenses” in the Consolidated Statements of Operations.

The fair values of intangible assets were estimated using inputs classified as Level 3 and included either an income approach or cost approach. Intangible assets valued under the income approach used either the relief from royalty method (developed technology, trademarks, trade names, company names and domain names) or the multi-period excess earnings method (customer relationships). The weighted average life of developed technology, trademarks and trade names, and customer relationships is 5 years, 11 years and 9 years, respectively. The transaction was taxable for income tax purposes, and all assets and liabilities have been recorded at fair value for both book and income tax purposes. Therefore, no deferred taxes have been recorded. The goodwill arising from the acquisition includes revenue synergies and go-forward expense growth synergies associated with a combined go-to-market model and the ability to win new customers.

The Hospitality Technology Vendor Acquisition did not have a material impact on the Company’s consolidated financial statements. Accordingly, pro forma financial information has not been presented.

Merchant Link

The Company completed the acquisition of Merchant-Link, LLC, or Merchant Link Acquisition, in August 2019 by acquiring 100% of the membership interests for $64.0 million, with initial consideration of $60.2 million, net of cash acquired. The purchase was funded with borrowings from the revolving credit facility in August 2019. This acquisition brought a highly complementary customer base, with 80%

of the customers using software already integrated on the Company’s gateway. This overlap presented the Company with a substantial opportunity for improved share of wallet and cost efficiencies.

The following table summarizes the consideration paid and the fair value assigned to the assets acquired and liabilities assumed at the acquisition date. In the year ended December 31, 2020, the Company made a measurement period adjustment of $(0.7) million to accounts receivable with a corresponding increase to goodwill to reflect facts and circumstances in existence as of the effective date of the acquisition.

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

In connection with the Merchant Link Acquisition, the Company incurred expenses of $0.4 million for the year ended December 31, 2019, which are included in “General and administrative expenses” in the Consolidated Statements of Operations. In addition, the Company incurred integration expenses of $3.0 million and restructuring expenses of $3.3 million for the year ended December 31, 2019, which are included in “General and administrative expenses” in the Consolidated Statements of Operations. The integration expenses include a write-off of $1.9 million of capitalized software development costs for projects initiated at Merchant Link prior to the acquisition that have no further use subsequent to the acquisition and are therefore impaired, $0.8 million for incremental equipment provided to customers to migrate to the Shift4 gateway platform, and $0.3 million for retention packages to certain Merchant Link employees to maintain business continuity. See Note 5 for more information on the restructuring expenses.

The fair values of intangible assets were estimated using inputs classified as Level 3 and included either an income approach or cost approach. Intangible assets valued under the income approach used either the relief-from-royalty method (developed technology, trademarks and trade names) or the multi-period excess earnings method (customer relationships).

The Merchant Link acquisition did not have a material impact on the Company’s consolidated financial statements. Accordingly, pro forma financial information has not been presented.

4.	Revenue

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

Under ASC 606, the Company has three separate performance obligations under its recurring SaaS arrangements for point-of-sale systems provided to merchants: (1) point-of-sale software, (2) lease of hardware and (3) other support services. For the period January 1, 2019 through June 29, 2020, the hardware provided under the Company’s software as a service, or SaaS, agreements was accounted for as a sales-type lease. Effective June 30, 2020, the Company modified the terms and conditions of its SaaS arrangements and updated its operational procedures. As a result, beginning June 30, 2020, hardware provided under the Company’s SaaS agreements is accounted for as an operating lease; therefore, an increase in income of $12.4 million was recorded within “Other operating (income) expense, net” in the Consolidated Statements of Operations in the year ended December 31, 2020 to reflect the impact of the lease modifications. See Note 10 for more information on equipment for lease.

The effect of the lease modifications on the consolidated financial statements as of its effective date, June 30, 2020, was as follows:

	Balance prior to lease modification	Balance subsequent to lease modification	Effect of change
Contract assets, net	$11.3	$—	$(11.3)
Accounts receivable, net	67.7	68.6	0.9
Equipment under lease	—	23.3	23.3
Deferred revenue	7.7	8.2	(0.5)
Other operating (income) expense, net			(12.4)

Disaggregated Revenue

Based on similar operational characteristics, the Company’s revenue from contracts with customers is disaggregated as follows:

	Year Ended December 31,
	2020	2019	2018
Payments-based revenue	$684.2	$643.6	$485.2
Subscription and other revenues	82.7	87.8	75.4
Total	$766.9	$731.4	$560.6

Based on similar economic characteristics, the Company’s revenue from contracts with customers is disaggregated as follows:

	Year Ended December 31,
	2020	2019	2018
Over-time revenue	$736.7	$687.9	$525.5
Point-in-time revenue	30.2	43.5	35.1
Total	$766.9	$731.4	$560.6

Contract Assets

Contract assets were as follows:

	December 31,
	2020	2019
Contract assets, net - beginning of period	$10.7	$—
Cumulative effect of ASC 606 adoption	—	11.1
Contract assets, net - beginning of period, adjusted	$10.7	$11.1
Less: Contract assets, net - beginning of the period, current	(6.8)	(6.7)
Contract assets, net - beginning of period, noncurrent	$3.9	$4.4
Contract assets, net - end of period	$—	$10.7
Less: Contract assets, net - end of the period, current	—	(6.8)
Contract assets, net - end of period, noncurrent	$—	$3.9

Contract Liabilities

The Company charges merchants for various post-contract license support/service fees and annual regulatory compliance fees. These fees typically relate to a period of one year. The Company recognizes the revenue on a straight-line basis over its respective period. As of December 31, 2020 and 2019, the Company had deferred revenue of $8.1 million and $5.6 million, respectively. The change in the contract liabilities is primarily the result of a timing difference between payment from the customer and the Company’s satisfaction of each performance obligation.

The following reflects the amounts the Company recognized as annual service fees and regulatory compliance fees within "Gross revenue" in its Consolidated Statements of Operations and the amount of such fees that was included in deferred revenue at the beginning of the respective period.

	Year Ended December 31,
	2020	2019	2018
Annual service fees and regulatory compliance fees	$13.6	$11.1	$9.7
Amount of these fees included in deferred revenue at beginning of period	4.2	2.8	3.5

Capitalized Acquisition Costs, net

As of December 31, 2020 and 2019, the Company had net capitalized costs to obtain contracts of $30.2 million and $26.4 million, respectively, included in “Capitalized acquisition costs, net” in the Consolidated Balance Sheets representing upfront processing bonuses. See Note 9 for more information on capitalized acquisition costs.

5.	Restructuring

The following table summarizes the changes in the Company’s restructuring accrual:

	2018 Restructuring Activities	2019 Restructuring Activities	Total
Balance at December 31, 2018	$5.6	$—	$5.6
Restructuring accrual	—	3.3	3.3
Severance payments	(1.9)	(1.8)	(3.7)
Accretion of interest (a)	0.5	—	0.5
Balance at December 31, 2019	$4.2	$1.5	$5.7
Severance payments	(1.7)	(1.5)	(3.2)
Accretion of interest (a)	0.4	—	0.4
Balance at December 31, 2020	$2.9	$—	$2.9

(a)	Accretion of interest is included within “Restructuring expenses” in the Consolidated Statements of Operations.

2018 Restructuring Activities

During the year ended December 31, 2018, the Company recognized $18.3 million of restructuring expenses associated with a historical acquisition.

2019 Restructuring Activities

During the year ended December 31, 2019, the Company recognized $3.3 million of restructuring expenses associated with the integration of Merchant Link, consisting primarily of employee and severance benefits which were paid by March 31, 2020.

The current portion of the restructuring accrual of $1.4 million and $2.9 million at December 31, 2020 and 2019, respectively, is included within “Accrued expenses and other current liabilities” on the Consolidated Balance Sheets. The long-term portion of the restructuring accrual of $1.5 million and $2.8 million at December 31, 2020 and 2019, respectively, is included within “Other noncurrent liabilities” on the Consolidated Balance Sheets.

Of the $2.9 million restructuring accrual outstanding as of December 31, 2020, approximately $1.6 million is expected to be paid in 2021 and $1.6 million in 2022, less accreted interest of $0.3 million.

6.	Inventory

Inventory consisted of the following:

	December 31,
	2020	2019
Terminal systems and components	$1.2	$5.9
Point-of-sale systems and components	0.3	2.6
Total inventory	$1.5	$8.5

Effective June 30, 2020, the Company modified the terms and conditions of its SaaS arrangements and updated its operational procedures. As a result, beginning June 30, 2020, hardware provided under the Company’s SaaS agreements is accounted for as an operating lease resulting in equipment held for lease to be recorded in “Equipment for lease, net” rather than “Inventory” on the Company’s Consolidated Balance Sheets. See Note 10 for more information on equipment for lease.

7.	Goodwill

The changes in the carrying amount of goodwill were as follows:

Balance at December 31, 2018	$391.8
Merchant Link acquisition (Note 3)	29.5
Balance at December 31, 2019	$421.3
Merchant Link measurement period adjustment (Note 3)	0.7
3dcart acquisition (Note 3)	46.9
Hospitality Technology Vendor acquisition (Note 3)	8.1
Balance at December 31, 2020	$477.0

8.	Other Intangible Assets, Net
Other intangible assets, net consisted of the following:

	Weighted Average	December 31, 2020
	Amortization Period (in years)	Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	8	185.8	$106.5	$79.3
Acquired technology	9	105.1	42.2	62.9
Trademarks and trade names	9	57.4	39.1	18.3
Noncompete agreements	2	3.9	3.9	—
Capitalized software development costs	4	25.1	5.8	19.3
Leasehold interest	2	0.1	0.1	—
Residual commission buyouts (a)	3	20.0	13.5	6.5
Total intangible assets		$397.4	$211.1	$186.3

	Weighted Average	December 31, 2019
	Amortization Period (in years)	Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	8	$176.8	$81.1	$95.7
Acquired technology	10	99.7	30.7	69.0
Trademarks and trade names	9	55.5	30.1	25.4
Noncompete agreements	2	3.9	3.6	0.3
Capitalized software development costs	3	14.9	2.0	12.9
Leasehold interest	2	0.1	0.1	—
Residual commission buyouts (a)	3	15.7	9.8	5.9
Total intangible assets		$366.6	$157.4	$209.2

(a)	Residual commission buyouts include contingent payments of $3.4 million and $2.7 million as of December 31, 2020 and 2019, respectively.

As of December 31, 2020, the estimated amortization expense for intangible assets for each of the five succeeding years and thereafter is as follows:

2021	52.9
2022	35.9
2023	23.1
2024	19.7
2025	19.6
Thereafter	35.1
Total	$186.3

Amounts charged to expense in the Consolidated Statements of Operations for amortization of intangible assets were as follows:

	Year Ended December 31,
	2020	2019	2018
Depreciation and amortization expense	$38.5	$37.6	$37.5
Cost of sales	15.0	11.0	15.0
Total	$53.5	$48.6	$52.5

In the fourth quarter of 2020, the Company completed an assessment of the useful lives of certain acquired technology included in “Other intangible assets, net” on the Consolidated Balance Sheet and determined that the estimated useful life of certain acquired technology should decrease from approximately 7 years to approximately 3 years. The effect of this change in estimate was $1.1 million and is included in “Cost of sales” in the Company’s Consolidated Statements of Operations for the year ended December 31, 2020.

9.	Capitalized Acquisition Costs, Net

Capitalized acquisition costs, net was $30.2 million and $26.4 million at December 31, 2020 and 2019, respectively. This consists of upfront processing bonuses with a gross carrying value of $55.7 million and $39.2 million and accumulated amortization of $25.5 million and $12.8 million at December 31, 2020 and 2019, respectively.

Capitalized acquisition costs had a weighted average amortization period of three years and four years at December 31, 2020 and 2019, respectively. Amortization expense for capitalized acquisition costs is $15.7 million, $10.0 million and $14.3 million for the years ended December 31, 2020, 2019 and 2018, respectively, is included in “Cost of sales” in the Consolidated Statements of Operations.

As of December 31, 2020, the estimated future amortization expense for capitalized acquisition costs is as follows:

2021	$15.9
2022	10.8
2023	3.5
Total	$30.2

10.	Equipment for Lease, Net

Effective June 30, 2020, the Company modified the terms and conditions of its SaaS arrangements and updated its operational procedures. As a result, beginning June 30, 2020, hardware provided under the Company’s SaaS agreements is accounted for as an operating lease resulting in equipment for lease recorded in “Equipment for lease, net” on the Company’s Consolidated Balance Sheet.

As of December 31, 2020, the cost, accumulated depreciation and net carrying value of equipment for lease was $43.5 million, $6.9 million and $36.6 million, respectively. Included in this amount was $7.0 million of equipment that was not yet initially deployed to a merchant and, accordingly, is not being depreciated.

The amount charged to expense in the Consolidated Statements of Operations for depreciation of equipment under lease was $9.8 million for the year ended December 31, 2020.

11.	Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following:

	December 31,
	2020	2019
Equipment	$16.0	$13.3
Capitalized software	8.7	7.1
Leasehold improvements	11.6	11.3
Furniture and fixtures	3.1	2.9
Vehicles	0.2	0.2
Total property and equipment, gross	39.6	34.8
Less: Accumulated depreciation	(24.5)	(19.4)
Total property and equipment, net	$15.1	$15.4

Amounts charged to expense in the Consolidated Statements of Operations for depreciation of property, plant and equipment were as follows:

	Year Ended December 31,
	2020	2019	2018
Depreciation and amortization expense	$3.6	$2.4	$2.3
Cost of sales	1.6	1.4	1.2
Total depreciation expense	$5.2	$3.8	$3.5

12.	Debt

The Company’s outstanding debt consisted of the following:

	December 31,
	2020	2019
Convertible Notes due 2025 (2025 Notes)	$577.5	$—
Senior Notes due 2026 (2026 Notes)	450.0	—
First Lien Term Loan Facility	—	511.1
Second Lien Term Loan Facility	—	130.0
Revolving Credit Facility	—	21.0
Other financing arrangements	0.9	—
Total borrowings	1,028.4	662.1
Less: Current portion of debt	(0.9)	(5.3)
	1,027.5	656.8
Less: Unamortized capitalized financing costs	(22.1)	(21.7)
Total long-term debt	$1,005.4	$635.1

First Lien and Second Lien Term Loan Facility

On November 30, 2017, Shift4 Payments, LLC borrowed $560.0 million of aggregate principal amount of secured term loans comprised of first lien term loans of $430.0 million due November 30, 2024, or First Lien Term Loan Facility, and second lien term loans of $130.0 million due November 30, 2025, or Second Lien Term Loan Facility. Shift4 Payments, LLC upsized the First Lien Term Loan Facility to $450.0 million in April 2019 and to $520.0 million in October 2019. Interest with respect to the First Lien Term Loan Facility was payable quarterly in arrears at a rate of LIBOR plus 4.50% per annum. Interest with respect to the Second Lien Term Loan Facility was payable quarterly in arrears at a rate of LIBOR plus 8.50% per annum. The interest rate is determined based on Shift4 Payments, LLC first lien leverage ratio for the preceding fiscal quarter. Additional details on the credit agreement governing the First Lien Term Loan Facility are provided below under the heading “Revolving Credit Facility”.

In June 2020, the Company made $59.8 million in principal payments on the First Lien Term Loan Facility and repaid in full the $130.0 million outstanding under the Second Lien Term Loan Facility. In connection with these prepayments, the Company incurred a loss on extinguishment of debt of $7.1 million representing the unamortized capitalized financing costs associated with the prepaid debt, which was recorded to “Loss on extinguishment of debt” in the Consolidated Statements of Operations in the second quarter of 2020.

In October 2020, the Company fully repaid the First Lien Term Loan Facility, as discussed below, using the proceeds from the 2026 Notes.

The First Lien Term Loan Facility and Second Lien Term Loan Facility were subject to covenants that, among other things, limited or restricted the Company in creating liens, holding any unpermitted investments or new indebtedness, making any dispositions or restricted payments unless otherwise permitted in the agreement, and making material changes to the business. In connection with the full repayment of the Second Lien Term Loan Facility in the second quarter of 2020, the Company obtained applicable releases customary to the payment in full. At December 31, 2020 and December 31, 2019, the Company was in compliance with all financial covenants.

Senior Notes due 2026

In October 2020, the Company’s subsidiaries Shift4 Payments, LLC and Shift4 Payments Finance Sub, Inc. (the “Issuers”) issued an aggregate of $450.0 million principal amount of 4.625% Senior Notes due 2026 (2026 Notes). The Company received net proceeds, after deducting initial purchasers’ discounts and estimated offering expenses, of approximately $442.8 million from the 2026 Notes Offering. The net proceeds of the 2026 Notes Offering, together with cash on hand, were used to repay the remaining $450.0 million left on the First Lien Term Loan Facility. The 2026 Notes mature on November 1, 2026, and accrue interest at a rate of 4.625% per year. Interest on the 2026 Notes is payable semi-annually in arrears on each May 1 and November 1, commencing on May 1, 2021. The Issuers may redeem all or a portion of the 2026 Notes at any time prior to November 1, 2022 at a redemption price equal to 100% of the principal amount of the 2026 Notes, plus the applicable “make-whole” premium as provided in the indenture governing the 2026 Notes, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time on or after November 1, 2022, the Issuers may redeem all or a portion of the 2026 Notes at the redemption prices set forth in the indenture governing the 2026 Notes, plus accrued and unpaid interest, if any, to but excluding, the date of redemption. In addition, at any time prior to November 1, 2022, the Issuers may also redeem up to 40% of the original aggregate principal amount of the 2026 Notes (including any additional 2026 Notes) with the proceeds of certain equity offerings, at a redemption price equal to 104.625% of the principal amount of the 2026 Notes, plus accrued and unpaid interest, if any to the redemption date. The Issuers may make such redemption so long as, after giving effect to any such redemption, at least 50% of the original aggregate principal amount of the 2026 Notes (including any additional 2026 Notes) remains outstanding (unless all 2026 Notes are redeemed concurrently) and such redemption occurs not less than 10 days nor more than 60 days prior notice.

The 2026 Notes Offering and the corresponding payment on the remaining First Lien Term Loan Facility was accounted for as a debt refinancing. In connection with the debt refinancing, the Company incurred a loss on extinguishment of $9.5 million comprised of the write-off of capitalized financing costs on the First Lien Term Loan Facility. The Company incurred financing fees of $7.2 million, of which $6.4 million was capitalized and recognized in the Consolidated Balance Sheet as a reduction of long-term debt and $0.8 million was recorded to “Transaction Expenses” in the Consolidated Statements of Operations.

The Notes have not been registered under the Securities Act of 1933, as amended, or the Securities Act, or the securities laws of any other jurisdiction. The Notes were sold to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A and outside the United States pursuant to Regulation S of the Securities Act.

Convertible Notes due 2025

In December 2020, Shift4 Payments, Inc. issued an aggregate principal amount of $690.0 million of convertible senior notes due 2025, or the 2025 Notes in an offering to qualified institutional buyers exempt from registration under the Securities Act. The Company received net proceeds, after deducting initial purchasers’ discounts and estimated offering expenses, of approximately $673.6 million from the 2025 Notes Offering. The 2025 Notes do not bear regular interest and will mature on December 15, 2025 unless earlier repurchased, redeemed or converted. The conversion rate for the 2025 Notes will initially be 12.4262 shares of Class A common stock per $1,000 principal amount of 2025 Notes (equivalent to an initial conversion price of approximately $80.48 per share of Class A common stock), subject to adjustment upon the occurrence of specified events. Before September 15, 2025, holders will have the right to convert their 2025 Notes under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ended March 31, 2021 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the 2025 Notes for each trading day of the 2025 Measurement Period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate in effect on each such trading day; (3) if the Company calls any or all of the 2025 Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. From and after September 15, 2025, holders may convert their 2025 Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. Upon conversion of the 2025 Notes, the Company will pay in cash the principal amount of the 2025 Notes with any excess to be paid or delivered, as the case may be, in cash or shares of our Class A common stock or a combination of both at the Company’s election. The 2025 Notes will be redeemable, in whole or in part, for cash at the Company’s option at any time, and from time to time, on or after December 20, 2023 and on or before the 40th scheduled trading day immediately before the maturity date, but only if the last reported sale price per share of the Company’s Class A common stock exceeds 130% of the conversion price for a specified period of time. The redemption price will be equal to the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid special interest, if any, to, but excluding, the redemption date. Upon the occurrence of a “fundamental change,” which term includes certain change of control transactions, the Company must offer to repurchase the 2025 Notes at a price equal to 100% of their principal amount, plus accrued and unpaid special interest, if any, to, but not including, the date of repurchase. In addition, if a “make-whole fundamental change” occurs prior to the maturity date or if the Company delivers a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its 2025 Notes in connection with such make-whole fundamental change or notice of redemption, as the case may be.

In accounting for the issuance of the 2025 Notes, the Company separated the 2025 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $114.2 million and was determined by deducting the fair value of the liability component from the par value of the 2025 Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) is amortized to interest expense over the term of the 2025 Notes at an effective interest rate of 4.10%.

Debt issuance costs related to the 2025 Notes comprised of discounts and commissions payable to the initial purchasers and third-party offering costs total $16.4 million. The Company allocated the total amount incurred to the liability and equity components of the 2025 Note based on their relative values. Issuance costs attributable to the liability component was $13.7 million and will be amortized to interest expense using the effective interest method over the contractual term. Issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity.

The net carrying amount of the 2025 Notes was as follows as of December 31, 2020:

Principal outstanding	$690.0
Unamortized debt discount	(112.5)
Unamortized debt issuance costs	(13.5)
Net carrying value	$564.0

The net carrying amount of the equity component of the 2025 Notes was as follows as of December 31, 2020:

Amount allocated to the conversion option	$114.2
Less: allocated issuance costs	(2.7)
Equity component, net	$111.5

Amortization of capitalized financing fees and the debt discount associated with the 2025 Notes is included in “Interest expense” within the Consolidated Statements of Operations. Amortization expense was $5.4 million, $4.0 million, and $3.7 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The 2025 Notes, 2026 Notes and Revolving Credit Facility include certain restrictions on the ability of Shift4 Payments, LLC to make loans, advances, or pay dividends to Shift4 Payments, Inc.

Revolving Credit Facility

The credit agreement governing the First Lien Term Loan Facility, or the First Lien Credit Agreement, included a revolving credit facility of $40.0 million, or Revolving Credit Facility, which matures November 30, 2022. In August 2019, the Revolving Credit Facility was increased to a borrowing capacity of $90.0 million. The First Lien Credit Agreement requires compliance with certain financial covenants, including a maximum first lien net leverage ratio, tested quarterly when the loans and certain letters of credit outstanding under the revolving credit facility exceed 35% of the total revolving commitments. In addition, the First Lien Credit Agreement contains various covenants that, among other restrictions, limit the Company’s and its subsidiaries’ ability to incur indebtedness; incur certain liens; consolidate, merge or sell or otherwise dispose of assets; alter the business conducted by us and our subsidiaries; make investments, loans, advances, guarantees and acquisitions; enter into sale and leaseback transactions; pay dividends or make other distributions on equity interests, or redeem, repurchase or retire equity interests; enter into transactions with affiliates; enter into agreements restricting the ability to pay dividends; redeem, repurchase or refinance other indebtedness; and amend or modify governing documents. The Company was in compliance with these covenants at December 31, 2020 and 2019.

Loans incurred under the Revolving Credit Facility bear interest at the Company’s option at either the LIBO rate plus a margin ranging from 4.00% to 4.50% per year or the alternate base rate plus a margin ranging from 3.00% to 3.50% per year. The interest rate varies depending on the Company’s first lien leverage ratio. The alternate base rate and the LIBO rate are each subject to a zero percent floor.

The Revolving Credit Facility unused commitment fee ranges from 0.25% to 0.50%. The applicable margin and unused commitment fee are determined based on the Company’s first lien net leverage ratio at the previously reported fiscal quarter.

As of December 31, 2019, the Company had outstanding borrowings of $21.0 million under the Revolving Credit Facility. In the first quarter of 2020, the Company drew $68.5 million under the Revolving Credit Facility for general corporate purposes and to strengthen its financial position amid the COVID-19 pandemic. In June 2020, the Company repaid the outstanding borrowings of $89.5 million under the Revolving Credit Facility. Borrowing capacity on the Revolving Credit Facility was $89.5 million as of December 31, 2020, net of a $0.5 million letter of credit.

Borrowings under the First Lien Credit Agreement are guaranteed by each of the Company’s current and future direct and indirect wholly owned domestic subsidiaries, subject to certain customary exceptions as set forth in the First Lien Credit Agreement. The obligations under the First Lien Credit Agreement are secured by a first priority lien on substantially all the property and assets (real and personal, tangible and intangible) of the Company and the other guarantors, subject to certain customary exceptions.

Subject to certain exceptions, all obligations under the First Lien Term Credit Agreement were repaid in full and all commitments thereunder terminated in connection with the Amended Credit Agreement (defined below).

Amended and Restated Revolving Credit Facility

On January 29, 2021, the Company amended and restated its First Lien Credit Agreement, or the Amended Credit Agreement, and increased the borrowing capacity under the Revolving Credit Facility to $100.0 million. $25.0 million of the Revolving Loan Facility is available for letters of credit. The Revolving Credit Facility matures on January 29, 2026, or, if greater than $150.0 million aggregate principal amount of the Company’s convertible notes remains outstanding on September 15, 2025, on that date.

The Amended Credit Agreement requires periodic interest payments until maturity. The Company may prepay all revolving loans under the Amended Credit Agreement at any time without premium or penalty (other than customary LIBO breakage costs), subject to certain notice requirements. The Company may also be subject to mandatory prepayments if the Revolving Credit Exposure exceeds the Revolving Credit Commitments under the Revolving Credit Facility.

Loans incurred under the Revolving Credit Facility bear interest at the Company’s option at either the LIBO rate plus a margin ranging from 3.00% to 3.50% per year or the alternate base rate (the highest of the Federal Funds rate plus 0.50%, or the prime rate announced from time to time in The Wall Street Journal) plus a margin ranging from 2.00% to 2.50% per year (such margins being referred to as the “Applicable Rate”). The Applicable Rate varies depending on the Company’s total leverage ratio (as defined in the Amended Credit Agreement). The alternate base rate and the LIBO rate are each subject to a zero percent floor.

In addition, the Company is required to pay a commitment fee under the Revolving Credit Facility in respect of the unutilized commitments thereunder at a rate ranging from 0.25% per year to 0.50% per year, in each case based on the total leverage ratio. The Company is also subject to customary letter of credit and agency fees.

Borrowings under the Amended Credit Agreement are guaranteed by each of the Company’s current and future direct and indirect wholly owned domestic subsidiaries, subject to certain customary exceptions as set forth in the Amended Credit Agreement. The obligations under the Amended Credit Agreement are secured by a first priority lien on substantially all the property and assets (real and personal, tangible and intangible) of the Company and the other guarantors, subject to certain customary exceptions.

The Amended Credit Agreement requires compliance with certain financial covenants, including a maximum secured leverage ratio, tested quarterly when the loans and certain letters of credit outstanding under the revolving credit facility exceed 35% of the total revolving commitments. In addition, the Amended Credit Agreement contains various covenants that, among other restrictions, limit the Company’s and its subsidiaries’ ability to incur indebtedness; incur certain liens; consolidate, merge or sell or otherwise dispose of assets; alter the business conducted by us and our subsidiaries; make investments, loans, advances, guarantees and acquisitions; enter into sale and leaseback transactions; pay dividends or make other distributions on equity interests, or redeem, repurchase or retire equity interests; enter into transactions with affiliates; enter into agreements restricting the ability to pay dividends; redeem, repurchase or refinance other indebtedness; and amend or modify governing documents.

The Amended Credit Agreement contains events of default that are customary for a secured credit facility. If an event of default relating to bankruptcy or other insolvency events with respect to a borrower occurs, all obligations under the Amended Credit Agreement will immediately become due and payable. If any other event of default exists under the Amended Credit Agreement, the lenders may accelerate the maturity of the obligations outstanding under the Amended Credit Agreement and exercise other rights and remedies, including charging a default rate of interest equal to 2.00% per year above the rate that would otherwise be applicable. In addition, if any event of default exists under the Amended Credit Agreement, the lenders may commence foreclosure or other actions against the collateral.

13.	Other Consolidated Balance Sheet Components

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2020	2019
Prepaid insurance	$2.5	$1.2
Other prepaid expenses (a)	6.5	4.9
Agent and employee loan receivables	0.3	0.5
Taxes receivable	1.2	—
Deferred IPO-related costs (b)	—	2.0
Other current assets	1.0	0.2
Total prepaid expenses and other current assets	$11.5	$8.8

(a)	Other prepaid expenses include prepayments related to information technology, rent, tradeshows and conferences.
(b)

Primarily includes attorney and consulting fees in support of the Company’s IPO, which, at the time of the IPO, were offset against the gross proceeds of the IPO within “Additional paid-in capital” on the Consolidated Balance Sheets.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2020	2019
Contingent liabilities related to earnout payments and change of control (a)	$—	$32.3
Accrued interest	3.6	9.2
Residuals payable	6.8	5.5
Taxes payable	1.4	1.0
Deferred tenant reimbursement allowance	3.1	3.6
Restructuring accrual	1.4	2.9
Accrued payroll	2.8	2.3
Deferred employer social security tax pursuant to the CARES Act	3.0	—
Escrow payable	2.3	—
Accrued rent	1.5	1.5
Other current liabilities	4.2	2.6
Total accrued expenses and other current liabilities	$30.1	$60.9

(a)	Represents contingent liabilities arising from certain past acquisitions. See Note 14 for information on contingent liabilities related to earnout payments and change of control.

14.	Fair Value Measurement

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

The contingent liabilities arising from expected earnout payments were measured on the acquisition date using a probability-weighted expected payment model and are remeasured periodically due to changes in management’s estimates of the number of existing point-of-sale merchants that will convert to full acquiring merchants. In determining the fair value of the contingent liabilities, management reviews the current results of the acquired business, along with projected results for the remaining earnout period, to calculate the expected earnout payment to be made using the agreed upon formula as laid out in the respective acquisition agreement. The contingent liabilities related to earnout payments are at the end of their earnout period and are not material as of December 31, 2020. The Company estimated the remaining earnout liability as of December 31, 2020, which is comprised of actual conversions during the fourth quarter 2020 that will be paid in the first quarter of 2021. As of December 31, 2019, the earnout liabilities were discounted at a rate of 3.87% and the undiscounted estimated range of outcomes was between $1.5 million and $2.3 million.

Additional information regarding the contingent liabilities as of December 31, 2019 that were measured at fair value on a recurring basis is presented in the following table:

	Fair value as of December 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Contingent liabilities related to change of control (a)	$30.4	$—	$—	$30.4
Contingent liabilities related to earnout payments (a)	1.9	—	—	1.9
Total contingent liabilities	$32.3	$—	$—	$32.3

(a)	Included in “Accrued expenses and other current liabilities” on the Consolidated Balance Sheets.

The table below provides a reconciliation of the beginning and ending balances for the Level 3 contingent liabilities:

	Year Ended December 31,
	2020	2019	2018
Balance at beginning of period	$32.3	$19.9	$23.4
Additions (a)	1.7	—	—
Cash payments made for contingent liabilities related to earnout payments	(3.0)	(3.1)	(3.2)
Contingent liabilities related to change of control settled with Class A common stock and restricted stock units	(23.2)	—	—
Fair value adjustments	(7.8)	15.5	(0.3)
Balance at end of period	$—	$32.3	$19.9

(a)

During the three months ended March 31, 2020, certain employment compensation agreements were amended. Consequently, previously recorded deferred compensation liabilities of $1.9 million associated with these agreements, included within “Other noncurrent liabilities” on the Consolidated Balance Sheets at December 31, 2019, were derecognized and new liabilities of $1.7 million were recognized at fair value within “Other noncurrent liabilities” on the Consolidated Balance Sheets. These contingent liabilities were settled at the IPO for 89,842 restricted stock units.

Fair value adjustments are recorded within “General and administrative expenses” within the Consolidated Statements of Operations. There were no transfers into or out of Level 3 during the years ended December 31, 2020, 2019 and 2018.

The estimated fair value of the 2026 Notes and 2025 Notes as of December 31, 2020 using quoted prices from over-the-counter markets, considered Level 2 inputs, was $468.0 million and $843.9 million, respectively.

Other financial instruments not measured at fair value on the Company’s Consolidated Balance Sheets at December 31, 2020 and 2019 include cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses and other current liabilities as their estimated fair values reasonably approximate their carrying value as reported on the Consolidated Balance Sheets.

15.	Income Taxes

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

Components of income tax benefit (provision) consisted of the following for the years indicated:

	Year Ended December 31,
	2020	2019	2018
Current
Federal	$1.4	$(1.1)	$—
State	(0.2)	(0.4)	—
Foreign	(0.1)	—	—
Total current income tax benefit (provision)	1.1	(1.5)	—
Deferred
Federal	1.2	(0.2)	4.0
State	0.1	—	0.1
Total deferred income tax benefit (provision)	1.3	(0.2)	4.1
Total income tax benefit (provision)	$2.4	$(1.7)	$4.1

A reconciliation of the United States statutory income tax rate to the Company’s effective income tax rate is as follows for the years indicated:

	Year Ended December 31,
	2020	2019	2018
Federal statutory rate	21.0%	21.0%	21.0%
Noncontrolling interests/effect of pass-through entities (LLC loss)	(17.1%)	(23.6%)	(14.3%)
State income taxes, net of federal benefit	1.1%	—	—
Permanent Items	1.6%	—	—
Change in valuation allowance	(4.5%)	—	—
Other	—	(0.5%)	0.2%
Effective income tax rate	2.1%	(3.1%)	6.9%

Details of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2020	2019
Deferred tax assets:
Investment in Shift4 Payments, LLC	$181.2	$—
Net operating loss and tax credits carryforward	19.8	0.2
Equity-based compensation	10.2	—
Accrued expenses	1.9	1.0
Other	0.8	1.5
Subtotal	213.9	2.7
Valuation allowance	(179.5)	—
Total deferred tax assets	34.4	2.7
Deferred tax liabilities:
2025 Notes	(29.4)	—
Intangibles	(5.9)	(6.0)
Fixed assets	(1.8)	(0.4)
Other liabilities	(0.1)	(0.4)
Total deferred tax liabilities	(37.2)	(6.8)
Net deferred tax liability	$(2.8)	$(4.1)

As a result of the Reorganization and the IPO, we acquired LLC Units and have recognized a deferred tax asset for the difference between the financial reporting and tax basis of our investment in Shift4 Payments, LLC and net operating losses and credit carryforwards. The deferred tax asset above does not consider the iterative impact of the TRA liability, as the liability has not been recorded as of December 31, 2020.

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred by Shift4 Payments, LLC over the three-year period ended December 31, 2020. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

On the basis of this evaluation, as of December 31, 2020, a valuation allowance of $179.5 million has been recorded to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income during the carryforward period are increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

As of December 31, 2020, the Company has $83.1 million federal and $30.0 million state net operating loss carryforwards, which are expected to expire on various dates as follows. The Company’s state net operating loss carryforwards are available to reduce future taxable income, which expire at various times through 2041. The federal net operating loss carryforwards generated in tax years after 2018 have an unlimited carryforward period, while those generated in earlier tax years have a twenty year carryforward, beginning in 2036.

Below is a tabular reconciliation of the total amounts of unrecognized tax benefits.

	Year Ended December 31,
	2020	2019
Beginning balance	$0.3	$—
Increase related to current year tax positions	—	0.3
Ending balance	$0.3	$0.3

All of the unrecognized tax benefits reflected in the above table would affect the effective tax rate, if recognized.

 The Company files income tax returns as required by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company may be subject to examination by federal and certain state and local tax authorities. As of December 31, 2020, the Company’s federal income tax returns for the years 2017 through 2019 and state and local tax returns for the years 2017 through 2019 remain open and are subject to examination.

Tax Receivable Agreement

The Company expects to obtain an increase in its share of the tax basis in the net assets of Shift4 Payments, LLC as LLC Interests are redeemed from or exchanged by Continuing Equity Owners, at the option of the Company, determined solely by the Company’s independent directors. The Company intends to treat any redemptions and exchanges of LLC Interests as direct purchases of LLC Interests for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that it would otherwise pay in the future to various tax authorities. In connection with the Reorganization Transactions and the IPO, the Company entered into the TRA, with the Continuing Equity Owners.

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

The Company has not recognized a $151.2 million liability under the TRA after concluding it was not probable that such TRA Payments would be paid based on its estimates of future taxable income. No payments were made to the Continuing Equity Owners pursuant to the TRA during the year ended December 31, 2020. The amounts payable under the TRA will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of Shift4 Payments, Inc. in the future. If the valuation allowance recorded against the deferred tax assets applicable to the tax attributes referenced above is released in a future period, the TRA liability may be considered probable at that time and recorded within earnings.

If all of the remaining Continuing Equity Owners were to exchange all of their LLC Units, the Company would recognize an additional deferred tax asset of approximately $735.0 million and a TRA liability of approximately $624.8 million, assuming (i) that the Continuing Equity Owners redeemed or exchanged all of their LLC Units immediately as of December 31, 2020 at a price of $75.40 per share of its Class A common stock, (ii) no material changes in relevant tax law, (iii) a constant corporate tax rate of 24.9%, (iv) that the Company earns sufficient taxable income in each year to realize on a current basis all tax benefits that are subject to the TRA, and (v) that the blocker attributes are not limited pursuant to section 382 of the Internal Revenue Code. The actual amount of deferred tax assets and related liabilities are impacted by the timing of the exchanges, the valuation of Shift4 Corporation, the price of the Company’s shares of Class A common stock at the time of the exchange, and the tax rates then in effect. The Company may elect to completely terminate the TRA early only with the written approval of a majority of its independent directors, although it has no plans to do so at this time. As a result, the Company would be required to make an immediate cash payment equal to the present value of the anticipated future tax benefits that are the subject of the TRA. The maximum TRA liability in the event of an early termination would be approximately $690.8 million, subject to the timing of such early termination, negotiation and certain assumptions, which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits.

16.	Operating Lease Agreements

The Company has leases under noncancellable agreements which expire on various dates through November 30, 2028.

Total rent expense, which is included in “General and administrative expenses” in the Consolidated Statements of Operations, was $6.4 million, $4.2 million and $4.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The following are the future minimum rental payments required under the operating leases as of December 31, 2020:

2021	$6.7
2022	5.3
2023	3.7
2024	3.2
2025	2.7
Thereafter	6.6
Total	$28.2

The Company expects to receive future minimum lease payments for hardware provided under the Company’s SaaS agreements of $10.8 million from January 1, 2021 through December 31, 2021. See Notes 4 and 10 for more information on the accounting for these operating leases.

17.	Related Party Transactions

The Company has a service agreement with a shareholder of the Company, including access to aircrafts and a property. Total expense for this service, which is included in “General and administrative expenses” in the Consolidated Statements of Operations, were $0.4 million for each of the years ended December 31, 2020, 2019 and 2018. There were no amounts outstanding at December 31, 2020 and 2019. On May 31, 2020, the Company amended the monthly fee and added services in this month-to-month service agreement with a shareholder of the Company.

Shift4 Payments, LLC incurred management fees to its respective shareholders, prior to the IPO, which is included in “Professional fees” in the Consolidated Statements of Operations, of $0.8 million, $2.0 million and $2.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. The Company had $0.5 million in management fees outstanding as of December 31, 2019, included within “Accounts payable” in the Consolidated Balance Sheets. Management fees due to the Company’s respective shareholders were fully paid as of June 30, 2020 and are not required to be paid subsequent to the IPO.

The Company incurred $1.2 million and $1.0 million in costs associated with the September and December Follow-on Offerings, respectively, that are reimbursable by Searchlight, and are included in “Accounts receivable, net” in the Consolidated Balance Sheets at December 31, 2020.

Rook entered into a margin loan agreement pursuant to which it pledged LLC Interests and shares of the Company’s Class A and Class B common stock (collectively, Rook Units) to secure a margin loan. If Rook were to default on its obligations under the margin loan and fail to cure such default, the lender would have the right to exchange and sell up to 15,227,181 Rook units to satisfy Rook’s obligation.

18.	Commitments and Contingencies

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

Effective March 2016, the Company’s board of directors approved a means by which key employees of the Company may be given an opportunity to earn a bonus as a result of a Change of Control, defined as a merger, consolidation, exchange, conveyance, or sale of the Company, or an IPO pursuant to the Securities Act, or the Qualifying Transaction. As of December 31, 2019, the Company did not deem a qualifying transaction probable and thus, no amounts were recorded in the consolidated financial statements. In conjunction with the IPO, the Company issued $56.9 million in the form of 2,475,830 restricted stock units to these key employees based upon the initial offering price of $23.00 per share. These awards vest over time but are not subject to continued service. See Note 23 for more information on the Company’s equity-based compensation plan.

19.	Redeemable Preferred Units

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

During the years ended December 31, 2020, 2019 and 2018, $2.1 million, $5.0 million and $4.7 million, respectively, of preferred dividends were accrued and recognized as a reduction of “Members’ Deficit.” Total cumulative accrued but unpaid dividends as of December 31, 2019 were $1.2 million and were recorded in “Accrued expenses and other current liabilities” on the Consolidated Balance Sheets. Preferred dividends outstanding at the time of the IPO were $3.2 million, of which $0.9 million was settled in cash and $2.3 million was converted to LLC Interests in conjunction with the IPO.

In connection with the Reorganization Transactions, the redeemable preferred units were converted into LLC Interests.

20.	Stockholders’ Equity/Members’ Deficit

Structure prior to the Reorganization Transactions

Prior to the completion of the Reorganization Transactions, Shift4 Payments, LLC had LLC Interests outstanding in the form of Class A Common units and Class B Common units.

As of December 31, 2019, the Company was authorized to issue 100,000 Class A Common units, and as of December 31, 2019, 60,000 units were issued and outstanding to Searchlight II GWN, L.P., or SCP or SCP Common Units, and 40,000 units were issued and outstanding to Rook Holdings Inc., or Rook or Rook Common Units, a wholly owned corporation of which the Company’s current Chief Executive Officer is the sole stockholder.

Prior to May 31, 2021, Class A Common units were non-transferrable, except in the event the Company’s current Chief Executive Officer was terminated for a reason other than for cause or resignation; all Class A Common units (but not less than all) held by Rook could be transferred. Members holding Class A Common units were entitled to one vote per unit.

As of December 31, 2019, the Company had 1,010 Class B Common units authorized, issued and outstanding. Members holding Class B Common units were not entitled to vote on any matters of the Company and were not entitled to any distributions until aggregate distributions to holders of Class A Common units exceed $565.2 million, after which holders of Class B Common units were entitled to 1.11% of distributions to holders of Class A Common units and Class B Common units up to $655.0 million, after which holders of Class B Common units share in distributions with holders of Class A Common units on a pro rata basis. In addition, if aggregate distributions to holders of Class A Common units exceeded $565.2 million, holders of Class B Common units were entitled to a special distribution of $9.0 million, divided on a pro rata basis.

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

Follow-on Offerings

As described in Note 1, in September 2020, the Company completed an offering of 2,000,000 shares of its Class A common stock, and Searchlight and a former equity owner, sold 7,856,373 and 143,627 shares, respectively, of Class A common stock at a price to the public of $48.50 per share. In October 2020, Searchlight and a former equity owner sold an additional 1,473,070 and 26,930 shares, respectively, of Class A common stock pursuant to the exercise by the underwriters of their option to purchase additional shares. The Company received net proceeds from the September Follow-on Offering of $93.1 million, after deducting underwriting discounts and commissions and offering expenses of approximately $3.9 million. The Company did not receive any of the proceeds from the sale of Class A common stock by the selling stockholders. The total net proceeds from the September Follow-on Offering were used to purchase newly-issued LLC Interests directly from Shift4 Payments, LLC at a price per unit equal to the price to the public of Class A common stock in the September Follow-on Offering, less underwriting discounts and commissions. Shift4 Payments, LLC used these amounts received from Shift4 Payments, Inc. for general corporate purposes.

In connection with the September Follow-on Offering, the Company also completed the following transactions:

•

The redemption by Searchlight of 4,319,532 LLC Interests in exchange for 4,319,532 shares of Class A common stock, and an immediate cancellation of an equivalent number of shares of Class B common stock.

•	The conversion of 5,009,911 shares of Class C common stock held by Searchlight to 5,009,911 shares of Class A common stock.

In December 2020, Searchlight sold 9,200,000 shares of the Company’s Class A common stock in a registered public offering. The Company did not sell any shares of Class A common stock in the December Follow-on Offering and did not receive any of the proceeds from, nor incur any expenses for, the sale of shares by Searchlight in the December Follow-on Offering. Searchlight has agreed to reimburse the Company for the costs of the December Follow-on Offering. In connection with the December Follow-on Offering, the Company also completed the following transactions:

•

The redemption by Searchlight of 4,259,600 LLC Interests in exchange for 4,259,600 shares of Class A common stock sold, and an immediate cancellation of an equivalent number of shares of Class B common stock.

•	The conversion of 4,940,400 shares of Class C common stock held by Searchlight to 4,940,400 shares of Class A common stock sold.
21.	Noncontrolling Interests

Shift4 Payments, Inc. is the sole managing member of Shift4 Payments, LLC, and consolidates the financial results of Shift4 Payments, LLC. The noncontrolling interests balance represents the economic interest in Shift4 Payments, LLC held by the Continuing Equity Owners. The following table summarizes the ownership of LLC Interests in Shift4 Payments, LLC:

	LLC Interests			Ownership percentage
	Shift4 Payments, Inc.	Continuing Equity Owners	Total	Shift4 Payments, Inc.	Continuing Equity Owners	Total
Balances at June 4, 2020	38,832,816	39,204,989	78,037,805	49.8%	50.2%	100.0%
Issuance of LLC units	2,514,854	—	2,514,854	1.5%	(1.5%)	—
Redemption of LLC units	8,579,132	(8,579,132)	—	10.7%	(10.7%)	—
Balances at December 31, 2020	49,926,802	30,625,857	80,552,659	62.0%	38.0%	100.0%

The Continuing Equity Owners have the right to require the Company to redeem their LLC Interests for, at the option of the Company, determined solely by the Company’s independent directors, newly-issued shares of Class A common stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each LLC Interest redeemed. In connection with the exercise of the redemption or exchange of LLC Interests (1) the Continuing Equity Owners will be required to surrender a number of shares of Class B common stock registered in the name of such redeeming or exchanging Continuing Equity Owner (or its applicable affiliate), which the Company will cancel for no consideration on a one-for-one basis with the number of LLC Interests so redeemed or exchanged and (2) all redeeming members will surrender LLC Interests to Shift4 Payments, LLC for cancellation.

22.	Employee Benefit Plan

The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code covering full-time employees who meet minimum age and service requirements. The provisions of the plan include a discretionary corporate contribution. The Company’s expense for discretionary matching contributions, which is included in “General and administrative expenses” in the Consolidated Statements of Operations, was $0.4 million, $1.2 million and $0.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

23.	Equity-based Compensation

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

RSUs and PRSUs

RSUs represent the right to receive shares of the Company’s Class A common stock at a specified date in the future. In connection with the IPO, the Company granted 4,690,167 RSUs under the 2020 Plan, consisting of:

•	2,475,830 RSUs not subject to continued service, which vest in June 2021.
•	421,548 RSUs subject to continued service, which vested 50% in December 2020, and the remaining 50% in December 2021.
•	1,764,535 RSUs subject to continued service, vesting in equal installments at each anniversary of the grant date, over a three-year period.
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

Additionally, for the year ended December 31, 2020, the Company granted:

•	107,105 RSUs subject to continued service, vesting 20% in October 2021, 30% in October 2022, and 50% in October 2023.
•	195,952 RSUs subject to continued service, vesting in equal installments at each anniversary of the grant date, over a three-year period.
•	71,403 PRSUs, subject to continued service, which vest in 25% increments based on achievement of certain targets related to the number of new end-to-end merchant sign-ups.

The RSU activity for the year ended December 31, 2020 was as follows:

	Year Ended December 31, 2020
	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested balance at beginning of period	—	$—
Granted	5,064,627	24.30
Vested	(201,425)	23.00
Forfeited or cancelled	(22,694)	23.27
Unvested balance at end of period	4,840,508	$24.35

The grant date fair value of RSUs and PRSUs subject to continued service was determined based on the price of the Company’s Class A common stock on the grant date (or, in the case of the RSUs granted in connection with the IPO, the IPO price of $23.00 per share). The grant date fair value of the RSUs not subject to continued service was determined using the Finnerty discount for lack of marketability pricing model, taking into account the vesting provisions on the shares prior to June 2021.

The Company recognized equity-based compensation expense and an income tax benefit from equity-based compensation expense of $66.2 million and $2.0 million, respectively, for the year ended December 31, 2020. At December 31, 2020, the total unrecognized equity-based compensation expense related to outstanding RSUs and PRSUs was $56.6 million, which is expected to be recognized over a weighted-average period of 2.40 years.

24.	Basic and Diluted Net Loss per Share

The following table presents the calculation of basic and diluted net loss per share for the periods following the Reorganization Transactions under the two-class method. See Note 2 for additional information related to basic and diluted net loss per share.

Basic and diluted loss per share of the Company is calculated for the Company's current outstanding classes of common stock. Prior to the Reorganization Transactions, the Shift4 Payments, LLC membership structure included Class A Common units and Class B Common units. Certain of these units were exchanged for Class A and Class C common stock of the Company in the Reorganization Transactions, but not in a proportionate manner, with the remaining units reflecting a noncontrolling interest in the Company. Therefore, loss per unit information has not been presented for the years ended December 31, 2019 and 2018 given the completion of the Reorganization Transactions on June 4, 2020, which created the Company's current capital structure, which is not reflective of the capital structure and relative ownership of the Company’s business prior to the Reorganization Transactions in a manner similar to a stock split. Basic and diluted net loss per share for the year ended December 31, 2020 represents the period from June 5, 2020 to December 31, 2020, the period where the Company had outstanding Class A and Class C common stock following the Reorganization Transactions.

Basic net loss per share has been computed by dividing net loss attributable to common shareholders for the period subsequent to the Reorganization Transactions by the weighted average number of shares of common stock outstanding for the same period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period in which the shares were outstanding. The net loss attributable to Shift4 Payments, Inc. has been adjusted to reflect an additional loss of $1.0 million attributable to common stockholders. Such adjustment is necessary to determine the loss allocation considering the weighted average Shift4 Payments, LLC units held by the Company during the period pursuant to ASC 260, “Earnings Per Share.” Diluted net loss per share has been computed in a manner consistent with that of basic net loss per share while giving effect to all shares of potentially dilutive common stock that were outstanding during the period.

Year Ended December 31,
2020
Net loss	$(111.4)
Less: Net loss attributable to Shift4 Payments, LLC prior to the Reorganization Transaction	77.9
Less: Net loss attributable to noncontrolling interests subsequent to the Reorganization Transactions	15.1
Net loss attributable to Shift4 Payments, Inc.	$(18.4)
Adjustment to net loss attributable to common stockholders	$(1.0)
Net loss attributable to common stockholders	$(19.4)
Numerator - Basic and Diluted:
Net loss attributable to common stockholders	$(19.4)
Allocation of net loss among common stockholders:
Net loss allocated to Class A common stock	$(12.1)
Net loss allocated to Class C common stock	$(7.3)
Denominator - Basic and Diluted:
Weighted average shares of Class A common stock outstanding	28,148,355
Weighted average shares of Class C common stock outstanding	16,882,903
Net loss per share - Basic and Diluted:
Class A common stock	$(0.43)
Class C common stock	$(0.43)

The following were excluded from the calculation of diluted net loss per share as the effect would be anti-dilutive.

Year Ended December 31,
2020
LLC Interests that convert into potential Class A common shares	30,625,857
Restricted stock units - employee	2,265,021
Restricted stock units - non-employee directors	39,745
Performance restricted stock units	71,403
Convertible Senior Notes due 2025	55,527,836
Total	88,529,862

25.	Supplemental Cash Flows Information

Supplemental cash flows information consisted of the following:

	Year Ended December 31,
	2020	2019	2018
Cash paid for income taxes, net of refunds	$0.8	$0.2	$0.5
Cash paid for interest	$39.2	$47.2	$35.9
Noncash operating activity
Deferred compensation settled with restricted stock units	$2.1	$—	$—
Noncash investing activities
Shares issued in connection with 3dcart Acquisition	$19.2	$—	$—
Equipment for lease	$2.0	$—	$—
Capitalized software development costs	$0.6	$0.9	$—
Noncash financing activities
Contingent consideration settled with Class A common stock	$21.1	$—	$—
Short-term financing for directors and officers insurance	$3.4	$—	$—
Preferred return on preferred stock settled with LLC Interests	$2.3	$—	$—
Accrued preferred return on redeemable preferred units	$—	$1.2	$4.7

26.	Segments

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

No single customer accounted for more than 10% of the Company’s revenue during the years ended December 31, 2020, 2019 and 2018. The Company’s operations are concentrated in the United States.

The following table summarizes gross revenue by revenue type:

	Year Ended December 31,
	2020	2019	2018
Payments-based revenue	$684.2	$643.6	$485.2
Subscription and other revenues	82.7	87.8	75.4
Total gross revenue	766.9	731.4	560.6
Less: network fees	443.9	425.9	307.9
Less: Other costs of sales	145.2	132.1	112.0
Gross profit	$177.8	$173.4	$140.7

27.Unaudited Quarterly Financial Data

The following tables present our unaudited consolidated results of operations for 2020 and 2019.

	For the three months ended
	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Gross revenue	$199.4	$141.8	$214.8	$210.9
Cost of sales	156.0	110.2	163.3	159.6
Gross profit	43.4	31.6	51.5	51.3
General and administrative expenses	21.1	88.3	35.4	35.2
Depreciation and amortization expense	10.5	10.4	16.2	14.8
Professional fees	1.7	1.2	2.9	4.9
Advertising and marketing expenses	1.3	0.8	0.8	1.1
Restructuring expenses	0.2	0.1	0.1	—
Transaction-related expenses	—	—	—	0.8
Other operating (income) expense, net	—	(12.4)	—	—
Total operating expenses	34.8	88.4	55.4	56.8
Income (loss) income from operations	8.6	(56.8)	(3.9)	(5.5)
Loss on extinguishment of debt	—	(7.1)	—	(9.5)
Other income, net	(0.1)	0.2	0.5	-
Interest expense	(13.3)	(11.7)	(7.1)	(8.1)
Loss before income taxes	(4.8)	(75.4)	(10.5)	(23.1)
Income tax (provision) benefit	(0.3)	0.6	0.7	1.4
Net loss (1)	(5.1)	(74.8)	(9.8)	(21.7)
Net loss attributable to noncontrolling interests (2)	(5.1)	(73.8)	(4.8)	(9.3)
Net loss attributable to Shift4 Payments, Inc. (3)	$—	$(1.0)	$(5.0)	$(12.4)
Basic and diluted net loss per share: (4)
Class A net loss per share		$(0.03)	$(0.12)	$(0.28)
Class C net loss per share		$(0.03)	$(0.12)	$(0.28)
(1)	Net loss is equal to comprehensive loss.
(2)

Net loss attributable to noncontrolling interests is equal to comprehensive loss attributable to noncontrolling interests. The three months ended March 31 and June 30, 2020 include $5.1 million and $72.8 million, respectively, of net loss incurred prior to the Reorganization Transactions through June 4, 2020, the date the SEC declared effective the Company’s Registration Statement on S-1 filed in connection with its IPO. See Note 1 for additional information.

(3)	Net loss attributable to Shift4 Payments, Inc. is equal to comprehensive loss attributable to Shift4 Payments, Inc.
(4)

The sum of the quarterly net loss per share amounts may not equal the full year amount reported since per share amounts are computed independently for each quarter and for the full year based upon the respective weighted-average common shares outstanding and other potentially dilutive common shares for each respective period. Basic and diluted loss per share of the Company is calculated for the Company's current outstanding classes of common stock. Prior to the Reorganization Transactions, the Shift4 Payments, LLC membership structure included Class A Common units and Class B Common units. Certain of these units were exchanged for Class A and Class C common stock of the Company in the Reorganization Transactions, but not in a proportionate manner, with the remaining units reflecting noncontrolling interest in the Company. Therefore, loss per unit information has not been presented for the year ended December 31, 2019 or the three months ended March 31, 2020 given the completion of the Reorganization Transactions on June 4, 2020, which created the Company's current capital structure, which is not reflective of the capital structure and relative ownership of the Company’s business prior to the Reorganization Transactions in a manner similar to a stock split. Basic and diluted net loss per share for the three months ended June 30, 2020 represents the period from June 5, 2020 to June 30, 2020, the period where the Company had outstanding Class A and Class C common stock following the Reorganization Transactions.

	For the three months ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Gross revenue	$155.0	$180.5	$193.8	$202.1
Cost of sales	117.7	138.3	148.5	153.5
Gross profit	37.3	42.2	45.3	48.6
General and administrative expenses	24.2	24.5	36.1	32.3
Depreciation and amortization expense	9.8	9.8	10.1	10.5
Professional fees	1.8	2.0	3.3	3.3
Advertising and marketing expenses	1.4	1.4	1.6	1.9
Restructuring expenses	0.2	0.1	3.4	0.1
Total operating expenses	37.4	37.8	54.5	48.1
(Loss) income from operations	(0.1)	4.4	(9.2)	0.5
Other income, net	0.2	0.7	0.1	—
Interest expense	(12.5)	(12.7)	(12.9)	(13.4)
Loss before income taxes	(12.4)	(7.6)	(22.0)	(12.9)
Income tax provision	(0.3)	(0.4)	(0.5)	(0.5)
Net loss (1)	$(12.7)	$(8.0)	$(22.5)	$(13.4)
(1)	Net loss is equal to comprehensive loss.

The following tables set forth the effects of the revisions of previously issued unaudited quarterly consolidated financial data to correct for prior period errors as described in “Revision of Previously Issued Financial Statements” in Note 2. The revision of our 2020 quarterly financial statements will be effected in connection with the issuance of quarterly filings on Form 10-Q for the year ended December 31, 2021.

	For the three months ended March 31, 2020			For the three months ended June 30, 2020
Consolidated Statement of Operations	As previously reported	Adjustment	As revised	As previously reported	Adjustment	As revised
Cost of sales	$154.9	$1.1	$156.0	$109.5	$0.7	$110.2
Gross profit	44.5	(1.1)	43.4	32.3	(0.7)	31.6
General and administrative expenses	22.3	(1.2)	21.1	89.2	(0.9)	88.3
Total operating expenses	36.0	(1.2)	34.8	89.3	(0.9)	88.4
Income (loss) from operations	8.5	0.1	8.6	(57.0)	0.2	(56.8)
Loss before income taxes	(4.9)	0.1	(4.8)	(75.6)	0.2	(75.4)
Net loss (1)	(5.2)	0.1	(5.1)	(75.0)	0.2	(74.8)
Basic and diluted net loss per share - Class A and Class C				(0.03)	—	(0.03)

	For the three months ended September 30, 2020
Consolidated Statement of Operations	As previously reported	Adjustment	As revised
General and administrative expenses	35.5	(0.1)	35.4
Total operating expenses	55.5	(0.1)	55.4
Income (loss) from operations	(4.0)	0.1	(3.9)
Loss before income taxes	(10.6)	0.1	(10.5)
Net loss (1)	(9.9)	0.1	(9.8)
Basic and diluted net loss per share - Class A and Class C	(0.12)	—	(0.12)

	For the three months ended March 31, 2019			For the three months ended June 30, 2019
Consolidated Statement of Operations	As previously reported	Adjustment	As revised	As previously reported	Adjustment	As revised
Cost of sales	$116.4	$1.3	$117.7	$136.9	$1.4	$138.3
Gross profit	38.6	(1.3)	37.3	43.6	(1.4)	42.2
General and administrative expenses	26.5	(2.3)	24.2	26.1	(1.6)	24.5
Total operating expenses	39.7	(2.3)	37.4	39.4	(1.6)	37.8
Income (loss) from operations	(1.1)	1.0	(0.1)	4.2	0.2	4.4
Loss before income taxes	(13.4)	1.0	(12.4)	(7.8)	0.2	(7.6)
Income tax benefit (provision)	(0.1)	(0.2)	(0.3)	(0.4)	—	(0.4)
Net loss (1)	(13.5)	0.8	(12.7)	(8.2)	0.2	(8.0)

	For the three months ended September 30, 2019			For the three months ended December 31, 2019
Consolidated Statement of Operations	As previously reported	Adjustment	As revised	As previously reported	Adjustment	As revised
Cost of sales	$147.2	$1.3	$148.5	$151.9	$1.6	$153.5
Gross profit	46.6	(1.3)	45.3	50.2	(1.6)	48.6
General and administrative expenses	37.5	(1.4)	36.1	34.3	(2.0)	32.3
Total operating expenses	55.9	(1.4)	54.5	50.1	(2.0)	48.1
Income (loss) from operations	(9.3)	0.1	(9.2)	0.1	0.4	0.5
Loss before income taxes	(22.1)	0.1	(22.0)	(13.3)	0.4	(12.9)
Net loss (1)	(22.6)	0.1	(22.5)	(13.8)	0.4	(13.4)

(1)	Net loss is equal to comprehensive loss.

28.	Subsequent Events

Amended and Restated Revolving Credit Facility

On January 29, 2021, the Company amended and restated its First Lien Credit Agreement, or the Amended Credit Agreement, and increased the borrowing capacity under the Revolving Credit Facility to $100.0 million. $25.0 million of the Revolving Loan Facility is available for letters of credit. The Revolving Credit Facility matures on January 29, 2026, or, if greater than $150.0 million aggregate principal amount of the Company’s convertible notes remains outstanding on September 15, 2025, on that date. See Note 12 for more information.

Acquisition

On March 3, 2021, the Company acquired VenueNext, a leader in integrated payments solutions in sporting arenas and event complexes, for approximately $41.5 million in cash and $30.5 million in shares of the Company’s Class A common stock.

Due to the timing of the acquisition, the initial accounting for the acquisition, including the valuation of assets and liabilities acquired is incomplete. As such, the Company is not able to disclose certain information including the preliminary fair value of assets acquired and liabilities assumed.

Advertising and marketing

In the first quarter of 2021, the Company expects to incur a significant amount of expenses related to the integration of 3dcart as it is rebranded as Shift4Shop. These expenses are anticipated to be nonrecurring in nature.

Inspiration4

On February 28, 2021, the Company accepted the transfer of a seat onboard Inspiration4, the first all-civilian mission to space, from the Founder of the Company. The seat was transferred to the Company at no cost and will be awarded to an entrepreneur through a contest being run by the Company in the first quarter of 2021. The Company is currently evaluating any impact this may have on the first quarter 2021 financial results.

SpaceX

In February 2021, the Company committed up to $27.5 million to purchase shares of Space Exploration Technologies Corp., or SpaceX, which designs, manufactures, and launches advanced rockets, spacecraft, and satellites.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Certain information relating to our executive officers and directors is included in Part I, Item 1 of this Form 10-K. The other information with respect to this Item will be set forth in our proxy statement for the 2021 annual meeting of stockholders (the “2021 Proxy Statement”), which will be filed with the SEC no later than 120 days after December 31, 2020. and is incorporated herein by reference.

Our board of directors has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees, which is available on our investor relations website (investors.shift4.com) under “Corporate Governance.” This website address is not intended to function as a hyperlink, and the information contained in our website is not intended to be a part of this filing. We intend to post on our website all disclosures that are required by law or the NYSE listing standards concerning any amendments to, or waivers from, any provision of the code. The information on any of our websites is deemed not to be incorporated in this Annual Report on Form 10-K or to be part of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

Certain information with respect to this Item will be set forth in our 2021 Proxy Statement, which will be filed with the SEC no later than 120 days after December 31, 2020 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to this Item will be set forth in our 2021 Proxy Statement, which will be filed with the SEC no later than 120 days after December 31, 2020 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information with respect to this Item will be set forth in our 2021 Proxy Statement, which will be filed with SEC no later than 120 days after December 31, 2020 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to this Item will be set forth in our 2021 Proxy Statement, which will be filed with the SEC no later than 120 days after December 31, 2020 and is incorporated herein by reference.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Consolidated Financial Statements

Our consolidated financial statements are included in Part II, Item 8, “Financial Statements and Supplementary Data.”

(a)(2) Financial Statement Schedules

All financial statement schedules are omitted because the information called for is not required or is shown either in the consolidated financial statements or in the notes thereto.

(a)(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

INDEX TO EXHIBITS

		Incorporated by Reference				Filed/Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation Shift4 Payments, Inc.	S-8	333-239042	4.1	06/09/2020

3.2	Amended and Restated By-Laws of Shift4 Payments, Inc.	S-8	333-239042	4.2	06/09/2020

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock.	S-1/A	333-238307	4.1	06/01/2020

4.2	Description of Securities					*

4.3	Indenture, by and among Shift4 Payments, LLC, Shift4 Payments Finance Sub, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee, dated October 29, 2020 (and Form of Note).	8-K	001-39313	4.1	10/29/2020

4.4	Indenture, dated as of December 7, 2020, between Shift4 Payments, Inc. and U.S. Bank National Association, as trustee (and Form of Global Note),	8-K	001- 39313	4.1	12/07/2020

10.1	Tax Receivable Agreement, dated June 4, 2020.	10-Q	001-39313	10.1	08/12/2020

10.2	LLC Agreement of Shift4 Payments, LLC, dated June 4, 2020.	10-Q	001-39313	10.2	08/12/2020

10.3	Stockholders Agreement, dated June 4, 2020.	10-Q	001-39313	10.3	08/12/2020
10.4	Registration Rights Agreement, dated June 4, 2020	10-Q	001-39313	10.4	08/12/2020

10.5	Purchase Agreement, by and between Shift4 Payments, Inc. and Rook Holdings, Inc., dated May 31, 2020.	S-1/A	333-238307	10.20	06/01/2020

10.6	Amended and Restated First Lien Credit Agreement, dated January 29, 2021.	8-K	001-39313	10.1	02/02/2021

10.7#	2020 Incentive Award Plan.	S-1/A	333-238307	10.10	06/01/2020

10.8#	Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement (No Continued Employment).	S-1/A	333-238307	10.11	06/01/2020

10.9#	Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement (Continued Employment).	S-1/A	333-238307	10.12	06/01/2020

10.10#	Non-Employee Director Compensation Policy.	S-1/A	333-238307	10.18	06/01/2020

10.11#	Form of Indemnification Agreement for Executive Officers and Directors.	S-1/A	333-238307	10.19	06/01/2020

10.12#	Employment Agreement, by and between Shift4 Payments, Inc. and Jared Isaacman, dated May 31, 2020.	10-Q	001-39313	10.11	08/12/2020

10.13#	Employment Agreement, by and between Shift4 Payments, Inc. and Steven M. Sommers, dated November 30, 2017	S-1/A	333-238307	10.16	05/15/2020

10.14#	Letter Agreement, by and between Shift4 Payments, LLC and Steven M. Sommers, dated January 30, 2020.	S-1/A	333-238307	10.17	05/15/2020

10.15#	Employment Agreement, by and between Shift4 Corporation and Kevin J. Cronic, dated February 7, 2020	S-1/A	333-238307	10.14	05/15/2020

10.16#	Letter Agreement, by and between Shift4 Corporation and Kevin J. Cronic, dated February 7, 2020	S-1/A	333-238307	10.15	05/15/2020
10.17	Second Lien Credit Agreement, dated as of November 30, 2017, among Shift4 Payments, LLC (f/k/a Lighthouse Network, LLC) as borrower, any holder of the borrower’s Class A common units and subsidiaries of the borrower identified therein, as guarantors, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and the lenders from time to time party thereto	S-1/A	333-238307	10.9	06/03/2020
21.1	Subsidiaries of Shift4 Payments, Inc.					*

23.1	Consent of PricewaterhouseCoopers LLP, as to Shift4 Payments, Inc.					*

		Incorporated by Reference				Filed/Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
31.1	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	XBRL Instance Document.					*

101.SCH	XBRL Taxonomy Extension Schema Document.					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					*

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Shift4 Payments, Inc.

		By:	/s/ Jared Isaacman
Jared Isaacman
Chief Executive Officer (principal executive officer)
Date:	March 8, 2021

		By:	/s/ Bradley Herring
Bradley Herring
Chief Financial Officer (principal financial and accounting officer)
Date:	March 8, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jared Isaacman	Chief Executive Officer and Director	March 8, 2021
Jared Isaacman	(principal executive officer)

/s/ Bradley Herring	Chief Financial Officer	March 8, 2021
Bradley Herring	(principal financial and accounting officer)

/s/ Donald Isaacman	Director	March 8, 2021
Donald Isaacman

/s/ Christopher Cruz	Director	March 8, 2021
Christopher Cruz

/s/ Andrew Frey	Director	March 8, 2021
Andrew Frey

/s/ Nancy Disman	Director	March 8, 2021
Nancy Disman

/s/ Sarah Goldsmith-Grover	Director	March 8, 2021
Sarah Goldsmith-Grover

/s/ Jonathan Halkyard	Director	March 8, 2021
Jonathan Halkyard