Form 10-Q
period 2021-03-31
Shift4 Payments, Inc.
filed 2021-05-07
CIK 1794669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended March 31, 2021

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

Yes☐ No ☒

As of May 3, 2021, there were 43,159,603 shares of the registrant’s Class A common stock, $0.0001 par value per share, outstanding, 29,213,697 shares of the registrant’s Class B common stock, $0.0001 par value per share, outstanding and 8,550,989 shares of the registrant’s Class C common stock, $0.0001 par value per share, outstanding.

SHIFT4 PAYMENTS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report, including statements relating to our future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding expected growth, future capital expenditures and debt service obligations, and the anticipated impact of the COVID-19 pandemic on our business, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to the following:

•	the ongoing impact of the COVID-19 global pandemic on our business and results of operations;
•	substantial and increasingly intense competition worldwide in the financial services, payments and payment technology industries;
•	potential changes in the competitive landscape, including disintermediation from other participants in the payments chain;
•	our ability to anticipate and respond to changing industry trends and the needs and preferences of our merchants and consumers;
•	our reliance on third-party vendors to provide products and services;
•	risks associated with acquisitions;
•	our expansion of our share of the existing payment processing markets or into new markets;
•	integration and interoperability of our services and products with a variety of operating systems, software, device and web browsers;
•	dependence on our merchant and software partner relationships and strategic partnerships with various institutions to operate and grow our business;
•	impairment of significant amounts of goodwill and intangible assets on our balance sheet;
•	failure to comply with the U.S. Foreign Corrupt Practices Act, anti-money laundering, economic and trade sanctions regulations, and similar laws;
•	our dependence on our interest in Shift4 Payments, LLC to pay our taxes and expenses, including payments under the Tax Receivable Agreement, or TRA;
•	Shift4 Payments, LLC’s ability to make such distributions may be subject to various limitations and restrictions;
•	our Founder and Searchlight (each as defined herein) have significant influence over us, including control over decisions that require the approval of stockholders; and
•

those factors described in the sections titled “Risk Factors and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020 and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

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

PART I: FINANCIAL INFORMATION

Item 1 Financial Statements (unaudited)

SHIFT4 PAYMENTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (in millions, except share and per share amounts)

	March 31,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$844.9	$927.8
Accounts receivable, net of allowance for doubtful accounts of $12.1 in 2021 ($5.7 in 2020) (Note 3)	127.9	92.7
Inventory	1.6	1.5
Prepaid expenses and other current assets (Note 11)	11.8	11.5
Total current assets	986.2	1,033.5
Noncurrent assets
Goodwill (Note 5)	525.0	477.0
Other intangible assets, net (Note 6)	194.0	186.3
Capitalized acquisition costs, net (Note 7)	31.3	30.2
Equipment for lease, net (Note 8)	41.0	36.6
Property, plant and equipment, net (Note 9)	14.5	15.1
Investments in securities (Note 1)	16.0	—
Other noncurrent assets	0.6	0.6
Total noncurrent assets	822.4	745.8
Total assets	$1,808.6	$1,779.3
Liabilities and Stockholders' Equity
Current liabilities
Current portion of debt (Note 10)	$—	$0.9
Accounts payable	87.5	60.6
Accrued expenses and other current liabilities (Note 11)	37.0	30.1
Deferred revenue (Note 3)	14.5	7.8
Total current liabilities	139.0	99.4
Noncurrent liabilities
Long-term debt (Note 10)	1,116.4	1,005.4
Deferred tax liability (Note 13)	2.7	2.8
Other noncurrent liabilities (Note 4)	1.4	1.7
Total noncurrent liabilities	1,120.5	1,009.9
Total liabilities	1,259.5	1,109.3
Commitments and contingencies (Note 16)
Stockholders' equity (Note 18)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized at March 31, 2021 and December 31, 2020, none issued and outstanding	—	—
Class A common stock, $0.0001 par value per share, 300,000,000 shares authorized, 42,109,580 and 39,737,950 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value per share, 100,000,000 shares authorized, 29,699,857 and 30,625,857 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	—	—
Class C common stock, $0.0001 par value per share, 100,000,000 shares authorized, 9,114,852 and 10,188,852 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	660.5	738.3
Retained deficit	(309.9)	(278.7)
Total stockholders' equity attributable to Shift4 Payments, Inc.	350.6	459.6
Noncontrolling interests (Note 19)	198.5	210.4
Total stockholders' equity	549.1	670.0
Total liabilities and stockholders' equity	$1,808.6	$1,779.3

See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited) (in millions, except share and per share amounts)

	Three months ended March 31,
	2021	2020
Gross revenue	$239.3	$199.4
Cost of sales	187.5	156.0
Gross profit	51.8	43.4
General and administrative expenses	53.5	21.1
Depreciation and amortization expense	15.4	10.5
Professional fees	6.2	1.7
Advertising and marketing expenses	20.1	1.3
Restructuring expenses (Note 4)	0.1	0.2
Total operating expenses	95.3	34.8
(Loss) income from operations	(43.5)	8.6
Loss on extinguishment of debt (Note 10)	(0.2)	—
Other income, net	—	(0.1)
Interest expense	(6.5)	(13.3)
Loss before income taxes	(50.2)	(4.8)
Income tax provision (Note 13)	(0.8)	(0.3)
Net loss (1)	(51.0)	(5.1)
Net loss attributable to noncontrolling interests (2)	(18.2)	(5.1)
Net loss attributable to Shift4 Payments, Inc. (3)	$(32.8)	$—

Basic and diluted net loss per share:
Class A net loss per share	$(0.62)
Weighted average common stock outstanding	42,667,754
Class C net loss per share	$(0.62)
Weighted average common stock outstanding	10,009,852

(1)	Net loss is equal to comprehensive loss.
(2)

Net loss attributable to noncontrolling interests is equal to comprehensive loss attributable to noncontrolling interests, including the net loss for the period January 1, 2020 through March 31, 2020, which is prior to June 4, 2020, the date the SEC declared effective the Company’s Registration Statement on Form S-1 filed in connection with its IPO. See Note 1 for more information.

(3)	Net loss attributable to Shift4 Payments, Inc. is equal to comprehensive loss attributable to Shift4 Payments, Inc.

See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED UNITS AND STOCKHOLDERS’ EQUITY/ MEMBERS’ (DEFICIT)

(Unaudited) (in millions, except units and shares)

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	Retained Deficit	Noncontrolling Interests	Total equity
Balances at December 31, 2020	39,737,950	$—	30,625,857	$—	10,188,852	$—	$738.3	$(278.7)	$210.4	$670.0
Net loss	—	—	—	—	—	—	—	(32.8)	(18.2)	(51.0)
Cumulative effect of ASU 2020-06 adoption	—	—	—	—	—	—	(111.5)	1.6	—	(109.9)
Issuance of Class A common stock and fair value of equity-based compensation awards assumed in connection with VenueNext acquisition	325,127	—	—	—	—	—	13.5	—	12.8	26.3
Transfer from Founder of right associated with Inspiration4 seat	—	—	—	—	—	—	1.3	—	0.8	2.1
Exchange of shares held by Searchlight	2,000,000	—	(926,000)	—	(1,074,000)	—	6.3	—	(6.3)	—
Equity-based compensation	—	—	—	—	—	—	14.0	—	—	14.0
Vesting of restricted stock units, net of tax withholding	46,503	—	—	—	—	—	(1.4)	—	(1.0)	(2.4)
Balances at March 31, 2021	42,109,580	$—	29,699,857	$—	9,114,852	$—	$660.5	$(309.9)	$198.5	$549.1

	Redeemable Preferred Units		Class A Common Units		Class B Common Units				Total
	Units	Amount	Units	Amount	Units	Amount	Members' Equity	Retained Deficit	equity (deficit)
Balances at December 31, 2019	430	$43.0	100,000	$—	1,010	$0.3	$149.2	$(182.4)	$(32.9)
Net loss	—	—	—	—	—	—	—	(5.1)	(5.1)
Capital distributions	—	—	—	—	—	—	(0.1)	—	(0.1)
Preferred return on redeemable preferred units	—	—	—	—	—	—	(1.2)	—	(1.2)
Balances at March 31, 2020	430	$43.0	100,000	$—	1,010	$0.3	$147.9	$(187.5)	$(39.3)

See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (in millions)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net loss	$(51.0)	$(5.1)
Adjustment to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	25.3	17.6
Amortization of capitalized financing costs	1.2	1.1
Loss on extinguishment of debt	0.2	—
Deferred income taxes	(0.1)	(0.6)
Provision for bad debts	6.7	1.6
Revaluation of contingent liabilities	0.2	(8.5)
Equity-based compensation expense	14.0	—
Other noncash items	0.3	—
Change in operating assets and liabilities
Accounts receivable	(40.7)	9.6
Contract assets	—	(0.3)
Prepaid expenses and other current assets	1.1	(3.2)
Inventory	0.1	(0.3)
Accounts payable	28.0	(4.7)
Accrued expenses and other current liabilities	6.4	(2.2)
Deferred revenue	6.6	4.7
Net cash (used in) provided by operating activities	(1.7)	9.7
Investing activities
Acquisitions, net of cash acquired	(40.6)	—
Investments in securities	(16.0)	—
Residual commission buyouts	(0.8)	(0.4)
Acquisition of property, plant and equipment	(0.7)	(1.4)
Capitalized software development costs	(3.6)	(2.2)
Customer acquisition costs	(5.4)	(5.6)
Acquisition of equipment to be leased	(10.4)	—
Net cash used in investing activities	(77.5)	(9.6)
Financing activities
Proceeds from revolving line of credit	—	68.5
Repayment of debt	(0.9)	—
Repayment of revolving line of credit	—	(1.3)
Payments on contingent liabilities	—	(0.7)
Deferred financing costs	(0.4)	—
Capital distributions	—	(0.1)
Payments for withholding tax related to vesting of restricted stock units	(2.4)	—
Net cash (used in) provided by financing activities	(3.7)	66.4
Change in cash and cash equivalents	(82.9)	66.5
Cash and cash equivalents
Beginning of period	927.8	3.7
End of period	$844.9	$70.2

Supplemental cash flows information and noncash activities are further described in Note 22.

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

The Company is a leading provider of integrated payment processing and technology solutions. Through the Shift4 Model, the Company offers software providers a single integration to an end-to-end payments offering, a powerful gateway and a robust suite of technology solutions (including cloud enablement, business intelligence, analytics, and mobile) to enhance the value of their software suites and simplify payment acceptance. The Company provides for its merchants a seamless customer experience at scale, rather than simply acting as one of multiple providers they rely on to operate their businesses. The Shift4 Model is built to serve a range of merchants from small-to-medium-sized businesses to large and complex enterprises across numerous verticals, including lodging, leisure, stadiums and arenas, and food and beverage. This includes the Company’s Harbortouch, Restaurant Manager, POSitouch, and Future POS brands, as well as over 350 additional software integrations in virtually every industry.

Initial Public Offering and Concurrent Private Placement

On June 4, 2020, the Securities and Exchange Commission, or the SEC, declared effective the Company’s Registration Statement on Form S-1 (File No. 333-238307), as amended, filed in connection with its Initial Public Offering, or IPO, or the Registration Statement. The Company’s Class A common stock started trading on The New York Stock Exchange on June 5, 2020. On June 9, 2020, the Company completed its IPO of 17,250,000 shares of Class A common stock, including 2,250,000 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $23.00 per share. Upon completion of the IPO, the Company received net proceeds of approximately $362.6 million, after deducting underwriting discounts and commissions and offering expenses of approximately $34.2 million. Concurrently with the IPO, the Company also completed a $100.0 million private placement of 4,625,346 shares of Class C common stock to Rook Holdings Inc., or Rook, a corporation wholly-owned by the Company’s Founder and Chief Executive Officer. The total net proceeds from the IPO and concurrent private placement were approximately $462.6 million. Shift4 Payments, Inc. used the proceeds to purchase newly-issued limited liability company interests from Shift4 Payments, LLC, or LLC Interests. Shift4 Payments, LLC used these amounts received from Shift4 Payments, Inc. to repay certain existing indebtedness and for general corporate purposes. See Note 10 for more information. In connection with the IPO, the Company completed certain reorganization transactions, or the Reorganization Transactions, as described in the Company’s Form 10-K for the year ended December 31, 2020 filed with the SEC on March 8, 2021, or the 2020 Form 10-K.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, and the applicable rules and regulations of the SEC for interim financial information. As such, these financial statements do not include all information and footnotes required by U.S. GAAP for complete financial statements. The December 31, 2020 Condensed Consolidated Balance Sheet was derived from audited financial statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments consisting only of normal recurring adjustments necessary to state fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP applicable to interim periods. The results of operations for the interim periods presented are not necessarily indicative of results for the full year or future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2020, as disclosed in the 2020 Form 10-K.

The unaudited condensed consolidated financial statements include the accounts of Shift4 Payments, Inc. and its wholly-owned subsidiaries. Shift4 Payments, Inc. consolidates the financial results of Shift4 Payments, LLC, which is considered a variable interest entity, or VIE. Shift4 Payments, Inc. is the primary beneficiary and sole managing member of Shift4 Payments, LLC and has decision making authority that significantly affects the economic performance of the entity. As a result, the Company consolidates Shift4 Payments, LLC, and reports a noncontrolling interest representing the economic interest in Shift4 Payments, LLC held by certain affiliates of Searchlight Capital Partners, or Searchlight, and Rook (together, the Continuing Equity Owners).

As the Reorganization Transactions are considered transactions between entities under common control, the financial statement presentation for the periods prior to the IPO and Reorganization Transactions have been adjusted to combine the previously separate entities for presentation purposes. Prior to the Reorganization Transactions, Shift4 Payments, Inc. had no operations.

All intercompany balances and transactions have been eliminated in consolidation.

The assets and liabilities of Shift4 Payments, LLC represent substantially all of the consolidated assets and liabilities of Shift4 Payments, Inc. with the exception of certain cash balances and the aggregate principal amount of $690.0 million of 2025 Notes that are held by

Shift4 Payments, Inc. directly. See Note 10 for information on the accounting for the 2025 Notes. As of March 31, 2021 and December 31, 2020, $684.4 million and $684.5 million of cash was held by Shift4 Payments, Inc., respectively. Shift4 Payments Inc., which was established November 5, 2019, has not had any material operations on a standalone basis since its inception, and all of the operations of the Company are carried out by Shift4 Payments, LLC and its subsidiaries.

Liquidity and Management’s Plan

The unprecedented and rapid spread of COVID-19 as well as the shelter-in place orders, promotion of social distancing measures, restrictions to businesses deemed non-essential, and travel restrictions implemented throughout the United States have significantly impacted the restaurant and hospitality industries. As a result, the Company’s revenues, which are largely tied to processing volumes in these verticals, were materially impacted beginning in the final two weeks of March 2020. Since late March 2020, the Company has seen a significant recovery in its end-to-end payment volumes as merchants reopened their operations. While end-to-end volumes for the three months ended March 31, 2021 have exceeded those for both the three months ended March 31, 2020 and the three months ended December 31, 2020, the ultimate impact that the COVID-19 pandemic will have on the Company’s consolidated results of operations in future periods remains uncertain. The Company will continue to evaluate the nature and extent of these potential impacts to its business, consolidated results of operations, and liquidity.

As of March 31, 2021, the Company had $1,140.0 million outstanding under its credit facilities and was in compliance with the financial covenants under its debt agreements. The Company expects to be in compliance for at least 12 months following issuance of these consolidated financial statements. See Note 10 for further information on the Company’s debt obligations.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Significant estimates inherent in the preparation of the accompanying unaudited condensed consolidated financial statements include estimates of fair value of acquired assets and liabilities through business combinations, fair value of debt instruments, allowance for doubtful accounts, income taxes, investments in securities, noncontrolling interests and the February 2021 transfer of the right to select a participant for one seat on board Inspiration4, the first all-civilian mission to space, from Jared Isaacman, the Company’s Chief Executive Officer and founder, or the Founder. Estimates are based on past experience and other considerations reasonable under the circumstances. Actual results may differ from these estimates.

Additionally, the full impact of the COVID-19 pandemic is unknown and cannot be reasonably estimated. However, the Company has made accounting estimates based on the facts and circumstances available as of the reporting date. To the extent there are differences between these estimates and actual results, the unaudited condensed consolidated financial statements may be materially affected.

Revision of Previously Issued Financial Statements

During the course of preparing the Company’s consolidated financial statements for the year ended December 31, 2020, it was identified that $4.8 million of acquired technology recorded in “Other intangible assets, net” in the Consolidated Balance Sheet should have been impaired during fiscal year 2018. Although the Company has determined that this error did not have a material impact on its previously issued condensed consolidated financial statements, it has revised the accompanying condensed consolidated financial statements to correct for this error and to reflect the associated decrease in amortization expense of $0.1 million recorded in “Cost of Sales” for the three months ended March 31, 2020.

In addition, a misclassification of $1.2 million was identified for the three months ended March 31, 2020, resulting from expensing equipment provided to customers under the Company’s warranty program as “General and administrative expenses” which should have been classified as “Cost of sales” in the unaudited Condensed Consolidated Statements of Operations. This misclassification has also been corrected in connection with the revision of the unaudited Condensed Consolidated Statements of Operations. The revisions had no net impact on cash flows from operating, investing or financing activities in the unaudited Condensed Consolidated Statements of Cash Flows.

The applicable notes to the unaudited condensed consolidated financial statements have also been revised to correct for these errors. The following table sets forth the effects of the revisions to the previously issued unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2020 to correct for the prior period errors.

	As previously reported	Adjustment	As revised
Cost of sales	$154.9	$1.1	$156.0
Gross profit	44.5	(1.1)	43.4
General and administrative expenses	22.3	(1.2)	21.1
Total operating expenses	36.0	(1.2)	34.8
Income from operations	8.5	0.1	8.6
Loss before income taxes	(4.9)	0.1	(4.8)
Net loss (a)	(5.2)	0.1	(5.1)

(a)	Net loss is equal to comprehensive loss.

As a result of the revisions, "Retained Deficit" and "Total equity (deficit)” as of March 31, 2020 were revised from $(183.6) to $(187.5) and $(35.4) to $(39.3), respectively.

Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2 to Shift4 Payments, Inc.’s consolidated financial statements as of and for the years ended December 31, 2020 and 2019 in the 2020 Form 10-K. There have been no significant changes to these policies which have had a material impact on the Company’s unaudited condensed consolidated financial statements and related notes during the three ended March 31, 2021, except as noted below.

Investments in securities

Investments in securities represents the Company’s investments in equity of non-public entities. These non-marketable equity investments have no readily determinable fair values and are measured using the measurement alternative, which is defined as cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. Adjustments, if any, are recorded in “Other income, net” on the unaudited Condensed Consolidated Statements of Operations. As of March 31, 2021, the Company has invested $16.0 million in Space Exploration Technologies Corp., or SpaceX, which designs, manufactures, and launches advanced rockets, spacecraft and satellites.

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

Accounting Pronouncements Adopted

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. This ASU removes certain separation models in ASC 470-20 for convertible instruments, and, as a result, embedded conversion features that do not require bifurcation under ASC 815 are no longer subject to separation into an equity classified component. Consequently, a convertible debt instrument, such as the Company's 2025 Notes, will be accounted for as a single liability measured at its amortized cost. The Company adopted ASU 2020-06 on January 1, 2021 using the modified retrospective transition method. As of December 31, 2020, the Company had recorded a discount on the convertible notes of $111.5 million related to the separation of the conversion feature. This discount resulted in the accretion of interest expense over time and was removed upon adoption of this ASU. The adoption of ASU 2020-06 resulted in a decrease to additional paid-in capital of $111.5 million, a decrease to retained deficit of $1.6 million and a net increase to long-term debt of $109.9 million. Interest expense recognized in future periods will be reduced as a result of accounting for the convertible debt instrument as a single liability measured at its amortized cost. The impact on net loss per share and the Company’s debt covenants was not material.

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

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected. The guidance is effective for the Company for annual reporting periods beginning after December 15, 2020, and interim reporting periods within annual periods beginning after December 15, 2021. The Company adopted ASU 2018-15 prospectively for the Company’s annual reporting period effective January 1, 2021 and will adopt it for interim reporting periods within annual periods beginning on January 1, 2022. The adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, which provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, subject to certain criteria, that reference the London Interbank Offered Rate, or LIBOR, or another reference rate that is expected to be discontinued. This ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating whether it will elect the optional expedients, as well as evaluating the impact of ASU 2020-04 on the Company’s consolidated financial statements.

2.	Acquisitions

Each of the following acquisitions was accounted for as a business combination using the acquisition method of accounting. The respective purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill and represents the future economic benefits arising from other assets acquired, which cannot be individually identified or separately recognized. Under the acquisition method of accounting for business combinations, if there are changes to acquired deferred tax balances, valuation allowances or liabilities related to uncertain tax positions during the measurement period, and they are related to new information obtained about facts and circumstances that existed as of the acquisition date, those changes are considered a measurement-period adjustment, with the offset recorded to goodwill.

VenueNext

The Company completed the acquisition of VenueNext Inc., or VenueNext, a leader in integrated payments solutions in sporting arenas and event complexes, on March 3, 2021, for $66.9 million of total purchase consideration, net of cash acquired, by acquiring 100% of VenueNext’s membership interests. This acquisition enhances the Company’s presence and capabilities in a number of large and growing verticals such as stadiums and arenas, while significantly expanding its total addressable market with entry into entertainment, universities, theme parks, airports, and other verticals. The purchase price included the following forms of consideration:

Cash	$42.2
Shares of Class A common stock (a)	24.5
RSUs granted for fair value of equity-based compensation awards (b)	1.8
Total purchase consideration	68.5
Less: cash acquired	(1.6)
Total purchase consideration, net of cash acquired	$66.9

(a)	Total purchase consideration includes 345,423 shares of common stock. As of March 31, 2021, 325,127 shares of common stock have been issued.
(b)

The Company assumed all equity awards held by continuing employees. The portion of the fair value of the equity-based compensation awards associated with prior service of VenueNext employees represents a component of the total consideration as presented above and was valued based on the fair value of the VenueNext awards on March 3, 2021, the acquisition date.

The following table summarizes the fair value assigned to the assets acquired and liabilities assumed at the acquisition date. These amounts reflect various preliminary fair value estimates and assumptions, and are subject to change within the measurement period as valuations are finalized. The primary areas of preliminary purchase price allocation subject to change relate to the valuation of accounts receivable, accrued expenses, other current liabilities assumed and residual goodwill.

Accounts receivable	$0.7
Prepaid expenses and other current assets	0.2
Inventory	0.2
Other intangible assets	18.5
Goodwill (a)	48.4
Accounts payable	(0.9)
Deferred revenue	(0.2)
Net assets acquired	$66.9

(a)	Goodwill is not deductible for tax purposes.

During the three months ended March 31, 2021, the Company incurred expenses in connection with the VenueNext acquisition of $1.0 million. These expenses are included in “Professional fees” in the unaudited Condensed Consolidated Statements of Operations.

The fair values of intangible assets were estimated using inputs classified as Level 3 under the income approach using either the relief-from-royalty method (developed technology, trademarks and trade names) or the multi-period excess earnings method (customer relationships). The transaction was not taxable for income tax purposes. The weighted average life of developed technology, trademarks and trade names, and customer relationships is 10 years, 10 years and 11 years, respectively. The goodwill arising from the acquisition largely consists of revenue synergies associated with a larger total addressable market, the ability to cross-sell existing customers, new customers and technology capabilities.

The VenueNext acquisition did not have a material impact on the Company’s consolidated financial statements. Accordingly, revenue and expenses related to the acquisition and pro forma financial information have not been presented.

3dcart

The Company completed the acquisition of Infomart2000 Corp., doing business as 3dcart, on November 5, 2020, by acquiring 100% of its membership interests for $39.9 million in cash, net of cash acquired, and approximately $19.2 million in shares of the Company’s Class A common stock. The purchase was funded with cash on hand. Since the acquisition, 3dcart has been rebranded as Shift4Shop to align the ecommerce offering with Shift4’s existing ecosystem of services. The acquisition expands the Company’s omni-channel transaction capabilities and will enable Shift4Shop merchants to augment their ecommerce platform experience with the Company’s secure integrated payments solutions. In addition, the Company’s indirect sales distribution network is able to offer Shift4Shop’s turnkey ecommerce capabilities to the Company’s new and existing POS and payments customers.

Hospitality Technology Vendor

The Company completed the acquisition of a Hospitality Technology Vendor on October 16, 2020, by acquiring 100% of its membership interests for $9.9 million, net of cash acquired. Subsequently, the total consideration was adjusted to $9.5 million during the measurement period due to a working capital adjustment of $0.4 million, which reduced goodwill. The purchase was funded with cash on hand. This acquisition enables the boarding of the vendor’s customers on the Company’s end-to-end acquiring solution and empowers the Company’s distribution partners to sign the vendor’s customer accounts and leverage the combined expertise to handle all aspects of installation, service, and support. The primary areas of preliminary purchase price allocation subject to change relate to the valuation of accounts receivable, accrued expenses and other current liabilities assumed and residual goodwill.

3.	Revenue

ASC 606: Revenue from Contracts with Customers

Under ASC 606, the Company has three separate performance obligations under its recurring SaaS arrangements for point-of-sale systems provided to merchants: (1) point-of-sale software, (2) lease of hardware and (3) other support services. For the period January 1, 2019 through June 29, 2020, the hardware provided under the Company’s software as a service, or SaaS, agreements was accounted for as a sales-type lease. Effective June 30, 2020, the Company modified the terms and conditions of its SaaS arrangements and updated its operational procedures. As a result, beginning June 30, 2020, hardware provided under the Company’s SaaS agreements is accounted for as an operating lease. See Note 8 for more information on equipment for lease.

Disaggregated Revenue

Based on similar operational characteristics, the Company’s revenue from contracts with customers is disaggregated as follows:

	Three Months Ended March 31,
	2021	2020
Payments-based revenue	$215.9	$176.4
Subscription and other revenues	23.4	23.0
Total	$239.3	$199.4

Based on similar economic characteristics, the Company’s revenue from contracts with customers is disaggregated as follows:

	Three Months Ended March 31,
	2021	2020
Over-time revenue	$230.2	$188.8
Point-in-time revenue	9.1	10.6
Total	$239.3	$199.4

Contract Liabilities

The Company charges merchants for various post-contract license support/service fees and annual regulatory compliance fees. These fees typically relate to a period of one year. The Company recognizes the revenue on a straight-line basis over its respective period. As of March 31, 2021 and December 31, 2020, the Company had deferred revenue of $14.8 million and $8.1 million, respectively. The change in the contract liabilities is primarily the result of a timing difference between payment from the customer and the Company’s satisfaction of each performance obligation.

The following reflects the amounts the Company recognized as annual service fees and regulatory compliance fees within “Gross revenue” in the unaudited Condensed Consolidated Statements of Operations and the amount of such fees that was included in deferred revenue at the beginning of the respective period.

	Three Months Ended March 31,
	2021	2020
Annual service fees and regulatory compliance fees	$4.4	$3.5
Amount of these fees included in deferred revenue at beginning of period	2.1	1.6

Accounts Receivable

The change in the Company’s allowance for doubtful accounts was as follows:

	March 31,	December 31,
	2021	2020
Beginning balance	$5.7	$2.5
Additions to expense (a)	6.7	7.6
Write-offs, net of recoveries and other adjustments	(0.3)	(4.4)
Ending balance	$12.1	$5.7
(a)

Includes a $5.2 million allowance on chargebacks from a single merchant recorded during the three months ended March 31, 2021, which is included in “Cost of Sales” on the unaudited Condensed Consolidated Statements of Operations.

4.	Restructuring

The following table summarizes the changes in the Company’s restructuring accrual:

Balance at December 31, 2020	$2.9
Severance payments	(0.5)
Accretion of interest (a)	0.1
Balance at March 31, 2021	$2.5

(a)	Accretion of interest is included within “Restructuring expenses” in the unaudited Condensed Consolidated Statements of Operations.

During the three months ended March 31, 2021 and 2020, the Company recognized $0.1 million and $0.2 million, respectively, of restructuring expenses associated with a historical acquisition.

The current portion of the restructuring accrual of $1.4 million at both March 31, 2021 and December 31, 2020 is included within “Accrued expenses and other current liabilities” on the unaudited Condensed Consolidated Balance Sheets. The long-term portion of the restructuring accrual of $1.1 million and $1.5 million at March 31, 2021 and December 31, 2020, respectively, is included within “Other noncurrent liabilities” on the unaudited Condensed Consolidated Balance Sheets.

Of the $2.5 million restructuring accrual outstanding as of March 31, 2021, approximately $1.1 million is expected to be paid in 2021 and $1.6 million in 2022, less accreted interest of $0.2 million.

5.	Goodwill

The changes in the carrying amount of goodwill were as follows:

Balance at December 31, 2020	$477.0
VenueNext acquisition (Note 2)	48.4
Hospitality Technology Vendor measurement period adjustment (Note 2)	(0.4)
Balance at March 31, 2021	$525.0

6.	Other Intangible Assets, Net

Other intangible assets, net consisted of the following:

	Weighted Average	March 31, 2021
	Amortization Period (in years)	Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	8	193.3	$113.1	$80.2
Acquired technology	9	113.1	45.2	67.9
Trademarks and trade names	9	60.3	41.4	18.9
Capitalized software development costs	4	27.9	7.2	20.7
Residual commission buyouts (a)	3	20.9	14.6	6.3
Total intangible assets		$415.5	$221.5	$194.0

	Weighted Average	December 31, 2020
	Amortization Period (in years)	Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	8	$185.8	$106.5	$79.3
Acquired technology	9	105.1	42.2	62.9
Trademarks and trade names	9	57.4	39.1	18.3
Noncompete agreements	2	3.9	3.9	—
Capitalized software development costs	4	25.1	5.8	19.3
Leasehold interest	2	0.1	0.1	—
Residual commission buyouts (a)	3	20.0	13.5	6.5
Total intangible assets		$397.4	$211.1	$186.3

(a)	Residual commission buyouts include contingent payments of $3.5 million and $3.4 million as of March 31, 2021 and December 31, 2020, respectively.

As of March 31, 2021, the estimated amortization expense for intangible assets for each of the five succeeding years and thereafter is as follows:

2021 (remaining nine months)	40.4
2022	38.8
2023	26.0
2024	22.0
2025	21.4
Thereafter	45.4
Total	$194.0

Amounts charged to expense in the unaudited Condensed Consolidated Statements of Operations for amortization of intangible assets were as follows:

	Three Months Ended March 31,
	2021	2020
Depreciation and amortization expense	$10.1	$9.5
Cost of sales	4.5	3.4
Total	$14.6	$12.9

7.	Capitalized Acquisition Costs, Net

Capitalized acquisition costs, net was $31.3 million and $30.2 million at March 31, 2021 and December 31, 2020, respectively. This consists of upfront processing bonuses with a gross carrying value of $59.0 million and $55.7 million and accumulated amortization of $27.7 million and $25.5 million at March 31, 2021 and December 31, 2020, respectively.

Capitalized acquisition costs had a weighted average amortization period of three years at both March 31, 2021 and December 31, 2020. Amortization expense for capitalized acquisition costs of $5.0 million and $3.3 million for the three months ended March 31, 2021 and 2020, respectively, is included in “Cost of sales” in the unaudited Condensed Consolidated Statements of Operations.

As of March 31, 2021, the estimated future amortization expense for capitalized acquisition costs is as follows:

2021 (remaining nine months)	$13.0
2022	12.7
2023	5.4
2024	0.2
Total	$31.3

8.	Equipment for Lease, Net

Equipment for lease, net consisted of the following:

	Weighted Average	March 31, 2021
	Depreciation Period (in years)	Carrying Value	Accumulated Depreciation	Net Carrying Value
Equipment under lease	3	$44.2	$10.3	$33.9
Equipment held for lease (a)	N/A	7.1	—	7.1
Total equipment for lease		$51.3	$10.3	$41.0

	Weighted Average	December 31, 2020
	Depreciation Period (in years)	Carrying Value	Accumulated Depreciation	Net Carrying Value
Equipment under lease	3	$36.5	$6.9	$29.6
Equipment held for lease (a)	N/A	7.0	—	7.0
Total equipment for lease, net		$43.5	$6.9	$36.6

(a)	Represents equipment that was not yet initially deployed to a merchant and, accordingly, is not being depreciated.

The amount charged to “Depreciation and amortization expense” in the unaudited Condensed Consolidated Statements of Operations for depreciation of equipment under lease was $4.5 million for the three months ended March 31, 2021.

9.	Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following:

	March 31,	December 31,
	2021	2020
Equipment	$16.5	$16.0
Capitalized software	8.7	8.7
Leasehold improvements	11.6	11.6
Furniture and fixtures	3.1	3.1
Vehicles	0.3	0.2
Total property and equipment, gross	40.2	39.6
Less: Accumulated depreciation	(25.7)	(24.5)
Total property and equipment, net	$14.5	$15.1

Amounts charged to expense in the unaudited Condensed Consolidated Statements of Operations for depreciation of property, plant and equipment were as follows:

	Three Months Ended March 31,
	2021	2020
Depreciation and amortization expense	$0.8	$1.0
Cost of sales	0.4	0.4
Total depreciation expense	$1.2	$1.4

10.	Debt

The Company’s outstanding debt consisted of the following:

	March 31,	December 31,
	2021	2020
Convertible Notes due 2025 (2025 Notes)	$690.0	$577.5
Senior Notes due 2026 (2026 Notes)	450.0	450.0
Other financing arrangements	—	0.9
Total borrowings	1,140.0	1,028.4
Less: Current portion of debt	—	(0.9)
	1,140.0	1,027.5
Less: Unamortized capitalized financing costs	(23.6)	(22.1)
Total long-term debt	$1,116.4	$1,005.4

Amortization of capitalized financing fees is included in “Interest expense” within the unaudited Condensed Consolidated Statements of Operations. Amortization expense was $1.2 million and $1.1 million for the three months ended March 31, 2021 and 2020, respectively.

Senior Notes due 2026

In October 2020, the Company’s subsidiaries Shift4 Payments, LLC and Shift4 Payments Finance Sub, Inc., or the Issuers, issued an aggregate of $450.0 million principal amount of 4.625% Senior Notes due 2026, or 2026 Notes. The Company received net proceeds, after deducting initial purchasers’ discounts and estimated offering expenses, of approximately $442.8 million from the 2026 Notes Offering. The net proceeds of the 2026 Notes Offering, together with cash on hand, were used to repay the remaining $450.0 million left on the First Lien Term Loan Facility. The 2026 Notes mature on November 1, 2026, and accrue interest at a rate of 4.625% per year. Interest on the 2026 Notes is payable semi-annually in arrears on each May 1 and November 1, commencing on May 1, 2021. The Issuers may redeem all or a portion of the 2026 Notes at any time prior to November 1, 2022 at a redemption price equal to 100% of the principal amount of the 2026 Notes, plus the applicable “make-whole” premium as provided in the indenture governing the 2026 Notes, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time on or after November 1, 2022, the Issuers may redeem all or a portion of the 2026 Notes at the redemption prices set forth in the indenture governing the 2026 Notes, plus accrued and unpaid interest, if any, to but excluding, the date of redemption. In addition, at any time prior to November 1, 2022, the Issuers may also redeem up to 40% of the original aggregate principal amount of the 2026 Notes (including any additional 2026 Notes) with the proceeds of certain equity offerings, at a redemption price equal to 104.625% of the principal amount of the 2026 Notes, plus accrued and unpaid interest, if any to the redemption date. The Issuers may make such redemption so long as, after giving effect to any such redemption, at least 50% of the original aggregate principal amount of the 2026 Notes (including any additional 2026 Notes)

remains outstanding (unless all 2026 Notes are redeemed concurrently) and such redemption occurs not less than 10 days nor more than 60 days prior notice to the holders of the 2026 Notes.

The Notes have not been registered under the Securities Act of 1933, as amended, or the Securities Act, or the securities laws of any other jurisdiction. The Notes were sold to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A and outside the United States pursuant to Regulation S of the Securities Act.

Convertible Notes due 2025

In December 2020, Shift4 Payments, Inc. issued an aggregate principal amount of $690.0 million of convertible senior notes due 2025, or the 2025 Notes in an offering to qualified institutional buyers exempt from registration under the Securities Act. The Company received net proceeds, after deducting initial purchasers’ discounts and estimated offering expenses, of approximately $673.6 million from the 2025 Notes Offering. The 2025 Notes do not bear regular interest and will mature on December 15, 2025 unless earlier repurchased, redeemed or converted. The conversion rate for the 2025 Notes will initially be 12.4262 shares of Class A common stock per $1,000 principal amount of 2025 Notes (equivalent to an initial conversion price of approximately $80.48 per share of Class A common stock), subject to adjustment upon the occurrence of specified events. Before September 15, 2025, holders will have the right to convert their 2025 Notes under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ended March 31, 2021 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the 2025 Notes for each trading day of the 2025 Measurement Period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate in effect on each such trading day; (3) if the Company calls any or all of the 2025 Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. From and after September 15, 2025, holders may convert their 2025 Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. Upon conversion of the 2025 Notes, the Company will pay in cash the principal amount of the 2025 Notes with any excess to be paid or delivered, as the case may be, in cash or shares of the Company’s Class A common stock or a combination of both at the Company’s election. The 2025 Notes will be redeemable, in whole or in part, for cash at the Company’s option at any time, and from time to time, on or after December 20, 2023 and on or before the 40th scheduled trading day immediately before the maturity date, but only if the last reported sale price per share of the Company’s Class A common stock exceeds 130% of the conversion price for a specified period of time. The redemption price will be equal to the principal amount of the 2025 Notes to be redeemed, plus accrued and unpaid special interest, if any, to, but excluding, the redemption date. Upon the occurrence of a “fundamental change,” which term includes certain change of control transactions, the Company must offer to repurchase the 2025 Notes at a price equal to 100% of their principal amount, plus accrued and unpaid special interest, if any, to, but not including, the date of repurchase. In addition, if a “make-whole fundamental change” occurs prior to the maturity date or if the Company delivers a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its 2025 Notes in connection with such make-whole fundamental change or notice of redemption, as the case may be.

As of December 31, 2020, in accounting for the issuance of the 2025 Notes, the Company separated the 2025 Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $114.2 million and was determined by deducting the fair value of the liability component from the par value of the 2025 Notes.

Debt issuance costs related to the 2025 Notes comprised of discounts and commissions payable to the initial purchasers and third-party offering costs total $16.4 million. As of December 31, 2020, the Company allocated the total amount incurred to the liability and equity components of the 2025 Note based on their relative values. Issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity.

The Company adopted ASU 2020-06 on January 1, 2021 using the modified retrospective transition method. As of December 31, 2020, the Company recorded a discount on the convertible notes of $111.5 million related to the separation of the conversion feature. This discount was removed upon adoption of this ASU. The adoption of ASU 2020-06 resulted in a decrease to additional paid-in capital of $111.5 million, a decrease to retained deficit of $1.6 million, and a net increase to long-term debt of $109.9 million.

The net carrying amount of the 2025 Notes was as follows:

	March 31,	December 31,
	2021	2020
Principal outstanding	$690.0	$690.0
Unamortized debt discount	—	(112.5)
Unamortized debt issuance costs	(15.3)	(13.5)
Net carrying value	$674.7	$564.0

The debt issuance costs are amortized to interest expense over the term of the 2025 notes at an effective interest rate of 0.48%.

First Lien and Second Lien Term Loan Facility

As of December 31, 2019, Shift4 Payments, LLC had borrowings of $650.0 million in aggregate principal amount of secured term loans comprised of first lien term loans of $520.0 million due November 30, 2024, or First Lien Term Loan Facility, and second lien term loans of $130.0 million due November 30, 2025, or Second Lien Term Loan Facility. Interest with respect to the First Lien Term Loan Facility was payable quarterly in arrears at a rate of LIBOR plus 4.50% per annum. Interest with respect to the Second Lien Term Loan Facility was payable quarterly in arrears at a rate of LIBOR plus 8.50% per annum. The interest rate was determined based on Shift4 Payments, LLC first lien leverage ratio for the preceding fiscal quarter. Additional details on the credit agreement governing the First Lien Term Loan Facility are provided below under the heading “Revolving Credit Facility”.

In June 2020, the Company made $59.8 million in principal payments on the First Lien Term Loan Facility and repaid in full the $130.0 million outstanding under the Second Lien Term Loan Facility.

In October 2020, the Company fully repaid the First Lien Term Loan Facility, as discussed above, using the proceeds from the 2026 Notes.

Revolving Credit Facility

The credit agreement governing the First Lien Term Loan Facility, or the First Lien Credit Agreement, included a revolving credit facility that had a borrowing capacity of $90.0 million, or Revolving Credit Facility, which matured November 30, 2022. The Company was in compliance with these covenants at December 31, 2020.

Loans incurred under the Revolving Credit Facility bore interest at the Company’s option at either the LIBO rate plus a margin ranging from 4.00% to 4.50% per year or the alternate base rate plus a margin ranging from 3.00% to 3.50% per year. The interest rate varied depending on the Company’s first lien leverage ratio. The alternate base rate and the LIBO rate were each subject to a zero percent floor.

The Revolving Credit Facility unused commitment fee ranged from 0.25% to 0.50%. The applicable margin and unused commitment fee were determined based on the Company’s first lien net leverage ratio at the previously reported fiscal quarter.

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

Amended and Restated Revolving Credit Facility

On January 29, 2021, the Company amended and restated its First Lien Credit Agreement, or the Amended Credit Agreement, and increased the borrowing capacity under the Revolving Credit Facility to $100.0 million, of which $25.0 million is available for letters of credit. Subject to certain exceptions, all obligations under the First Lien Term Credit Agreement were repaid in full and all commitments thereunder terminated in connection with the Amended Credit Agreement. In connection with the amendment, the Company incurred a loss on extinguishment of debt of $0.2 million, representing unamortized capitalized financing costs, which was recorded to “Loss on extinguishment of debt” in the unaudited Condensed Consolidated Statements of Operations in the three months ended March 31, 2021.

The Revolving Credit Facility matures on January 29, 2026, or, if greater than $150.0 million aggregate principal amount of the Company’s convertible notes remains outstanding on September 15, 2025, on that date.

The Amended Credit Agreement requires periodic interest payments until maturity. The Company may prepay all revolving loans under the Amended Credit Agreement at any time without premium or penalty (other than customary LIBO rate breakage costs), subject to certain notice requirements. The Company may also be subject to mandatory prepayments if the Revolving Credit Exposure exceeds the Revolving Credit Commitments under the Revolving Credit Facility.

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

The Amended Credit Agreement requires compliance with certain financial covenants, including a maximum secured leverage ratio, tested quarterly when the loans and certain letters of credit outstanding under the revolving credit facility exceed 35% of the total revolving commitments. In addition, the Amended Credit Agreement contains various covenants that, among other restrictions, limit the Company’s and its subsidiaries’ ability to incur indebtedness; incur certain liens; consolidate, merge or sell or otherwise dispose of assets; alter the business conducted by the Company and its subsidiaries; make investments, loans, advances, guarantees and acquisitions; enter into sale and leaseback transactions; pay dividends or make other distributions on equity interests, or redeem, repurchase or retire equity interests; enter into transactions with affiliates; enter into agreements restricting the ability to pay dividends; redeem, repurchase or refinance other indebtedness; and amend or modify governing documents.

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

Borrowing capacity on this Revolving Credit Facility was $99.5 million as of March 31, 2021, net of a $0.5 million letter of credit.

The 2025 Notes, 2026 Notes and Revolving Credit Facility include certain restrictions on the ability of Shift4 Payments, LLC to make loans, advances, or pay dividends to Shift4 Payments, Inc.

11.	Other Consolidated Balance Sheet Components

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2021	2020
Prepaid insurance	$2.6	$2.5
Prepaid merchant signing bonuses (a)	1.1	—
Other prepaid expenses (b)	6.3	6.5
Agent and employee loan receivables	0.3	0.3
Taxes receivable	1.2	1.2
Other current assets	0.3	1.0
Total prepaid expenses and other current assets	$11.8	$11.5

(a) Represents deal bonuses paid to merchants to obtain processing contracts.

(b) Includes prepayments related to information technology, rent, tradeshows and conferences.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2021	2020
Residuals payable	$9.0	$6.8
Accrued interest	8.8	3.6
Deferred tenant reimbursement allowance	3.1	3.1
Deferred employer social security tax pursuant to the CARES Act	3.0	3.0
Accrued payroll	2.4	2.8
Escrow payable	2.3	2.3
Accrued rent	1.5	1.5
Taxes payable	2.4	1.4
Restructuring accrual	1.4	1.4
Other current liabilities	3.1	4.2
Total accrued expenses and other current liabilities	$37.0	$30.1

12.	Fair Value Measurement

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

The contingent liabilities arising from expected earnout payments were measured on the acquisition date using a probability-weighted expected payment model and were remeasured periodically due to changes in management’s estimates of the number of existing point-of-sale merchants that will convert to full acquiring merchants. In determining the fair value of the contingent liabilities, management reviewed the current results of the acquired business, along with projected results for the remaining earnout period, to calculate the expected earnout payment to be made using the agreed upon formula as laid out in the respective acquisition agreement. The earnout liabilities were fully paid at March 31, 2021.

The table below provides a reconciliation of the beginning and ending balances for the Level 3 contingent liabilities:

	Three Months Ended March 31,
	2021	2020
Balance at beginning of period	$—	$32.3
Additions	—	1.7
Cash payments made for contingent liabilities related to earnout payments	(0.2)	(0.7)
Fair value adjustments	0.2	(10.2)
Balance at end of period	$—	$23.1

Fair value adjustments are recorded within “General and administrative expenses” within the unaudited Condensed Consolidated Statements of Operations. There were no transfers into or out of Level 3 during the three months ended March 31, 2021 and 2020.

The estimated fair value of the 2026 Notes and 2025 Notes using quoted prices from over-the-counter markets, considered Level 2 inputs, was as follows.

	March 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
2025 Notes	$690.0	$890.6	$690.0	$843.9
2026 Notes	450.0	467.8	450.0	468.0
Total	$1,140.0	$1,358.4	$1,140.0	$1,311.9

Other financial instruments not measured at fair value on the Company’s unaudited Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020 include cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses and other current liabilities as their estimated fair values reasonably approximate their carrying value as reported on the unaudited Condensed Consolidated Balance Sheets.

13.	Income Taxes

The Company holds an economic interest in Shift4 Payments, LLC and consolidates its financial position and results. The remaining ownership of Shift4 Payments, LLC not held by the Company is considered a noncontrolling interest. Shift4 Payments, LLC is treated as a partnership for income tax reporting and its members, including the Company, are liable for federal, state, and local income taxes based on their share of the LLC’s taxable income. In addition, Shift4 Corporation and VenueNext, Inc., two operating subsidiaries of Shift4 Payments, LLC, are considered C-Corporations for U.S. federal, state and local income tax purposes. Taxable income or loss from Shift4 Corporation and VenueNext is not passed through to Shift4 Payments, LLC. Instead, it is taxed at the corporate level subject to the prevailing corporate tax rates.

The Company has assessed the realizability of the net deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has recorded a full valuation allowance against the deferred tax assets at Shift4 Payments, Inc. as of March 31, 2021, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.

The Company’s effective tax rate was 1.6% and 6.3% for the three months ended March 31, 2021 and 2020, respectively. The income tax provision for the three months ended March 31, 2021 was different than the U.S. federal statutory income tax rate of 21% primarily due to the loss allocated to the noncontrolling interest and changes in the valuation allowances in the United States. The income tax provision for the three months ended March 31, 2020 was different than the U.S. federal statutory income tax rate of 21% primarily due to Shift4 Payments, LLC reporting as a partnership for U.S. federal income tax purposes and, as such, generally not being subject to any entity-level U.S. federal income tax.

Tax Receivable Agreement

The Company expects to obtain an increase in its share of the tax basis in the net assets of Shift4 Payments, LLC as LLC Interests are redeemed from or exchanged by the Continuing Equity Owners at the option of the Company, determined solely by the Company’s independent directors. The Company intends to treat any redemptions and exchanges of LLC Interests as direct purchases of LLC Interests for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that it would otherwise pay in the future to various tax authorities. In connection with the Reorganization Transactions and the IPO, the Company entered into the Tax Receivable Agreement, or TRA, with the Continuing Equity Owners.

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

The Company has not recognized any liability under the TRA after concluding it was not probable that such TRA Payments would be paid based on its estimates of future taxable income. No payments were made to the Continuing Equity Owners pursuant to the TRA during the three months ended March 31, 2021. The amounts payable under the TRA will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of Shift4 Payments, Inc. in the future. If the valuation allowance recorded against the deferred tax assets applicable to the tax attributes referenced above is released in a future period, the TRA liability may be considered probable at that time and recorded within earnings.

If all of the remaining Continuing Equity Owners were to exchange all of their LLC Units, the Company does not expect the deferred tax asset or TRA liability to vary substantially from the amounts reported in the 2020 Form 10-K. The actual amount of deferred tax assets and related liabilities are impacted by the timing of the exchanges, the valuation of Shift4 Corporation, the price of the Company’s shares of Class A common stock at the time of the exchange, and the tax rates then in effect.

14.	Operating Lease Agreements

The Company has leases under noncancellable agreements which expire on various dates through November 30, 2030.

Total rent expense, which is included in “General and administrative expenses” in the unaudited Condensed Consolidated Statements of Operations, was $1.7 million for both the three months ended March 31, 2021 and 2020.

The following are the future minimum rental payments required under the operating leases as of March 31, 2021:

2021 (remaining nine months)	$5.0
2022	5.3
2023	3.7
2024	3.2
2025	2.7
Thereafter	6.6
Total	$26.5

The Company expects to receive future minimum lease payments for hardware provided under the Company’s SaaS agreements of $9.6 million from April 1, 2021 through March 31, 2022. See Note 8 for more information on the accounting for these operating leases.

15.	Related Party Transactions

The Company has a service agreement with the Founder, including access to aircrafts and a property. Total expense for this service, which is included in “General and administrative expenses” in the unaudited Condensed Consolidated Statements of Operations, was $0.2 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively. There were no amounts outstanding at March 31, 2021 or December 31, 2020. On May 31, 2020, the Company amended the monthly fee and added services in this service agreement with the Founder.

Shift4 Payments, LLC incurred management fees to its respective shareholders, prior to the IPO, which is included in “Professional fees” in the unaudited Condensed Consolidated Statements of Operations, of $0.5 million for the three months ended March 31, 2020.

The Company incurred $1.2 million and $1.0 million in costs associated with the September 2020 and December 2020 Follow-on Offerings, respectively, that are reimbursable by Searchlight, and are included in “Accounts receivable, net” in the Consolidated Balance Sheets at December 31, 2020. The total receivable of $2.2 million was paid as of March 31, 2021.

In February 2021, the Company accepted the transfer of the right to select a participant for one seat on board Inspiration4, the first all-civilian mission to space, from the Founder, who is also the commander of the mission. The right was transferred to the Company as a non-cash contribution and was recorded at its estimated fair value of $2.1 million in “Additional paid-in capital” on the Company’s unaudited Condensed Consolidated Balance Sheets as of March 31, 2021 , and expensed within “Advertising and marketing” on the unaudited Condensed Consolidated Statements of Operations in March 2021 when the participant was selected for the mission through a contest held by the Company.

In the first quarter of 2021, the Company incurred a significant amount of nonrecurring expenses to integrate, rebrand and promote 3dcart to Shift4Shop in conjunction with the Inspiration4 announcement. The Company leveraged this unique opportunity to deploy Shift4Shop and promote the Shift4 brand as a whole. A portion of these expenses represented a combined marketing and promotion effort designed to bring attention to both Shift4Shop and the Inspiration4 mission. Management performed a review of the expenses and determined that certain expenses were directly associated with the mission and will subsequently be reimbursed by the Founder. The Company recognized a receivable from the Founder of $0.8 million, which was recorded as “Accounts receivable” on the Company’s unaudited Condensed Consolidated Balance Sheets as of March 31, 2021. The total receivable of $0.8 million was repaid in April 2021.

Rook entered into a margin loan agreement in September 2020, the September 2020 Margin Loan, pursuant to which it pledged LLC Interests and shares of the Company’s Class A and Class B common stock (collectively, Rook Units) to secure a margin loan. If Rook were to default on its obligations under the margin loan and fail to cure such default, the lender would have the right to exchange and sell up to 15,227,181 Rook units to satisfy Rook’s obligation. The September 2020 Margin Loan was repaid in March 2021.

Rook entered into a margin loan agreement, replacing the September 2020 Margin Loan, in March 2021, or the March 2021 Margin Loan, pursuant to which it pledged LLC Interests and shares of the Company’s Class A and Class B common stock (collectively, Rook Units) to secure a margin loan. If Rook were to default on its obligations under the margin loan and fail to cure such default, the lender would have the right to exchange and sell up to 10,000,000 Rook units to satisfy Rook’s obligation.

In March 2021, the Founder, through a wholly-owned special purpose vehicle, or the SPV, entered into a variable prepaid forward contract, or VPF Contract, with an unaffiliated dealer, or the Dealer, covering approximately 2.0 million shares of the Company’s Class A common stock. The VPF Contract is scheduled to settle on specified dates in February, March and April 2023, at which time the actual number of shares of the Company’s Class A common stock to be delivered by the SPV will be determined based on the price of the Company’s Class A common stock on such dates relative to the forward floor price of $73.19 per share and the forward cap price of $137.24 per share, with the aggregate number not to exceed approximately 2.0 million shares, which is the number of shares of Company’s Class B common stock and common units of Shift4 Payments, LLC pledged by the SPV to secure its obligations under the contract. Subject to certain conditions, the SPV can also elect to settle the VPF Contract in cash and thereby retain full ownership of the pledged shares and units. If the SPV were to default on its obligations under the VPF Contract and fail to cure such default, the Dealer would have the right to exchange up to approximately 2.0 million common units of Shift4 Payments, LLC pledged by the SPV for up to approximately 2.0 million shares of Company’s Class A common stock, and an equivalent number of Class B common stock will be retired.

16.	Commitments and Contingencies

From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm the Company’s business. The Company is currently not aware of any such legal proceedings or claims that the Company believes will have a material adverse effect on its business, financial condition or operating results.

17.	Redeemable Preferred Units

The redeemable preferred units earned a preferred dividend, which could be paid in cash or preferred units at a rate of 10.50% per annum, compounded quarterly.

During the three months ended March 31, 2020, $1.2 million of preferred dividends were accrued and recognized as a reduction of “Members’ Deficit.” In connection with the Reorganization Transactions, the redeemable preferred units were converted into LLC Interests.

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

Shift4 Payments, Inc. is the sole managing member of Shift4 Payments, LLC, and consolidates the financial results of Shift4 Payments, LLC. The noncontrolling interests balance represents the economic interest in Shift4 Payments, LLC held by the Continuing Equity Owners. The following table summarizes the ownership of LLC Interests in Shift4 Payments, LLC:

	LLC Interests			Ownership percentage
	Shift4 Payments, Inc.	Continuing Equity Owners	Total	Shift4 Payments, Inc.	Continuing Equity Owners	Total
Balances at December 31, 2020	49,926,802	30,625,857	80,552,659	62.0%	38.0%	100.0%
Issuance of LLC units	371,630	—	371,630	0.2%	(0.2%)	—
Redemption of LLC units	926,000	(926,000)	—	1.1%	(1.1%)	—
Balances at March 31, 2021	51,224,432	29,699,857	80,924,289	63.3%	36.7%	100.0%

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

20.	Equity-based Compensation

2020 Incentive Award Plan

In June 2020, the Company adopted the 2020 Incentive Award Plan, or 2020 Plan, which provides for the grant of stock options, restricted stock dividend equivalents, stock payments, RSUs, PRSUs, stock appreciation rights, and other stock or cash awards. A maximum of 7,159,924 shares of the Company’s common stock is available for issuance under the 2020 Plan. The number of shares available for issuance is subject to an annual increase on the first day of each year beginning in 2021 and ending in and including 2030, equal to the lesser of (1) 1% of the shares outstanding (on an as-converted basis, taking into account any and all securities convertible into, or exercisable, exchangeable or redeemable for, shares of Common Stock (including LLC Interests of Shift4 Payments, LLC)) on the last day of the immediately preceding fiscal year and (2) such smaller number of shares as determined by the Company’s board of directors.

RSUs and PRSUs

RSUs represent the right to receive shares of the Company’s Class A common stock at a specified date in the future. In the three months ended March 31, 2021, the Company granted 156,227 RSUs under the 2020 Plan, consisting of:

•	77,326 RSUs not subject to continued service, which vested immediately in March 2021.
•	35,973 RSUs issued in connection with the VenueNext acquisition, vesting at anniversary dates ranging from six months to two years.
•	35,530 RSUs subject to continued service, vesting in equal installments at each anniversary of the grant date, over a three-year period.
•	7,398 RSUs not subject to continued service, vesting in equal installments at each anniversary of the grant date, over a three-year period.

The RSU activity for the three months ended March 31, 2021 was as follows:

	Three Months Ended March 31, 2021
	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested balance at beginning of period	4,840,508	$24.35
Granted	156,227	$61.96
Vested	(113,337)	$69.51
Forfeited or cancelled	(8,627)	$34.27
Unvested balance at end of period	4,874,771	$29.14

The grant date fair value of RSUs and PRSUs subject to continued service or those that vest immediately was determined based on the price of the Company’s Class A common stock on the grant date (or, in the case of the RSUs granted in connection with the IPO, the IPO price of $23.00 per share). The grant date fair value of the RSUs issued in connection with the IPO, that are not subject to continued service, was determined using the Finnerty discount for lack of marketability pricing model, taking into account the vesting provisions on the shares prior to June 2021.

The Company recognized equity-based compensation expense of $14.0 million for the three months ended March 31, 2021. At March 31, 2021, the total unrecognized equity-based compensation expense related to outstanding RSUs and PRSUs was $51.8 million, which is expected to be recognized over a weighted-average period of 2.25 years.

21.	Basic and Diluted Net Loss per Share

The following table presents the calculation of basic and diluted net loss per share for the periods following the Reorganization Transactions under the two-class method.

Basic and diluted loss per share of the Company is calculated for the Company's current outstanding classes of common stock. Prior to the Reorganization Transactions, the Shift4 Payments, LLC membership structure included Class A Common units and Class B Common units. Certain of these units were exchanged for Class A and Class C common stock of the Company in the Reorganization Transactions, but not in a proportionate manner, with the remaining units reflecting a noncontrolling interest in the Company. Therefore, loss per unit information has not been presented for the three months ended March 31, 2020, given the completion of the Reorganization Transactions on June 4, 2020, which created the Company's current capital structure, which is not reflective of the capital structure and relative ownership of the Company’s business prior to the Reorganization Transactions in a manner similar to a stock split.

Basic net loss per share has been computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding for the same period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period in which the shares were outstanding. Diluted net loss per share has been computed in a manner consistent with that of basic net loss per share while giving effect to all shares of potentially dilutive common stock that were outstanding during the period.

Three Months Ended March 31,
2021
Net loss	$(51.0)
Less: Net loss attributable to noncontrolling interests	18.2
Net loss attributable to Shift4 Payments, Inc.	$(32.8)
Adjustment to net loss attributable to common stockholders	0.2
Net loss attributable to common stockholders	$(32.6)
Numerator - Basic and Diluted:
Net loss attributable to common stockholders	$(32.6)
Allocation of net loss among common stockholders:
Net loss allocated to Class A common stock	$(26.4)
Net loss allocated to Class C common stock	$(6.2)
Denominator - Basic and Diluted:
Weighted average shares of Class A common stock outstanding	42,667,754
Weighted average shares of Class C common stock outstanding	10,009,852
Net loss per share - Basic and Diluted:
Class A common stock	$(0.62)
Class C common stock	$(0.62)

The following were excluded from the calculation of diluted net loss per share as the effect would be anti-dilutive.

Three Months Ended March 31,
2021
LLC Interests that convert into potential Class A common shares	29,699,857
Restricted stock units and performance restricted stock units - employee	2,363,289
Restricted stock units - non-employee directors	38,819
Total	32,101,965

In addition, the Company has excluded from the calculation of diluted net loss per share the effect of the conversion of the 2025 Notes, as the last reported sales price of the Company’s common stock was not greater than or equal to 130% of the conversion price for 20 consecutive trading days during the quarter ended March 31, 2021, per the terms of the agreement. As discussed in Note 10, the Company will pay in cash the $690.0 million principal of the 2025 Notes with any excess to be paid or delivered in cash or shares of our Class A common stock or a combination of both at the Company’s election.

22.	Supplemental Cash Flows Information

Supplemental cash flows information consisted of the following:

	Three Months Ended March 31,
	2021	2020
Cash paid for interest	$—	$12.2
Noncash operating activities
Prepaid information technology costs	—	1.5
Deferred IPO-related costs	—	0.4
Noncash investing activities
Shares and equity-based compensation awards issued in connection with VenueNext acquisition	26.3	—
Capitalized acquisition costs	0.7	—
Noncash financing activities
Right associated with Inspiration4 seat	2.1	—
Accrued preferred return on redeemable preferred units	—	2.3

23.	Segments

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

No single customer accounted for more than 10% of the Company’s revenue during the three months ended March 31, 2021 and 2020. The Company’s operations are concentrated in the United States.

The following table summarizes gross revenue by revenue type:

	Three Months Ended March 31,
	2021	2020
Payments-based revenue	$215.9	$176.4
Subscription and other revenues	23.4	23.0
Total gross revenue	239.3	199.4
Less: network fees	141.8	120.3
Less: Other costs of sales	45.7	35.7
Gross profit	$51.8	$43.4

24.	Subsequent Events

In April 2021, the Company invested $2.0 million in Sightline Payments, a financial technology company that provides cashless, mobile, and omni-channel commerce solutions for the gaming, lottery, sports betting and other industries.

In April 2021, the Company invested an additional $11.5 million in SpaceX, bringing the Company’s total investment in SpaceX to $27.5 million.

In 2021, Searchlight entered into a 105b-1 plan whereby they may exchange or convert a certain number of shares of their LLC Units and Class C common stock into Class A common stock. As of May 3, Searchlight had publicly disclosed that it had exchanged and converted a total of 486,160 and 563,863 shares of LLC Units and Class C common stock, respectively, under this 105b-1 plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the information presented in unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission, or the SEC, on March 8, 2021, or the 2020 Form 10-K. The following discussion and analysis reflects the historical results of operations and financial position of Shift4 Payments, LLC and its consolidated subsidiaries prior to the Reorganization Transactions (as defined below) on June 4, 2020 and that of Shift4 Payments, Inc. and its consolidated subsidiaries (including Shift4 Payments, LLC) following the completion of the Reorganization Transactions. In addition to historical information, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, liquidity and capital resources, that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described in “Cautionary Note Regarding Forward-Looking Statements,” and “Risk Factors” in Part I, Item 1A of the 2020 Form 10-K. We assume no obligation to update any of these forward-looking statements.

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

•

“Blocker Companies” refers to certain direct and/or indirect owners of LLC Interests in Shift4 Payments, LLC, collectively, prior to the Reorganization Transactions that are taxable as corporations for U.S. federal income tax purposes and each of which is an affiliate of Searchlight.

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
•

“LLC Interests” refers to the common units of Shift4 Payments, LLC, including those that we purchased directly from Shift4 Payments, LLC with the proceeds from our initial public offering, or IPO, and the concurrent private placement and the common units of Shift4 Payments, LLC that we acquired from the Former Equity Owners in connection with the consummation of the Reorganization Transactions. See the section entitled “Initial public offering and concurrent private placement” below.

•	“Follow-on Offerings” refers to the December Follow-on Offering and the September Follow-on Offering.
•	“Founder” refers to Jared Isaacman, our Chief Executive Officer and the sole stockholder of Rook Holdings Inc. Our Founder is a Continuing Equity Owner and an owner of Class C common stock.
•	“Former Equity Owner” refers to FPOS Holding Co., Inc. who exchanged its LLC Interests for shares of our Class A common stock in connection with the consummation of the Reorganization Transactions.
•	“Reorganization Transactions” refer to certain organizational transactions that we effected in connection with our IPO in June 2020. See the section entitled “Reorganization Transactions” below.
•	“Rook” refers to Rook Holdings Inc., a Delaware corporation wholly-owned by our Founder and for which our Founder is the sole stockholder.
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

Our end-to-end payments offering combines our payments platform, including our proprietary gateway and breadth of software integrations, and our suite of technology solutions to create a compelling value proposition for our merchants. Our end-to end payment volume was $8.0 billion and $6.1 billion for the three months ended March 31, 2021 and 2020, respectively. This end-to-end payment volume contributed approximately 61% and 56% of gross revenue less network fees for the three months ended March 31, 2021 and 2020, respectively.

Our merchants range from small to medium sized businesses to large and complex enterprises across numerous verticals including lodging, leisure, stadiums and arenas, and food and beverage.

Revision of Previously Issued Financial Statements

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the revision of our previously reported consolidated financial statements for the three months ended March 31, 2020. See Note 1 in the notes to the accompanying unaudited condensed consolidated financial statements for more information.

Recent acquisition

VenueNext

On March 3, 2021, we acquired VenueNext Inc., or VenueNext, a leader in integrated payments solutions in sporting arenas and event complexes, for $68.5 million in aggregate purchase consideration. We believe this acquisition enhances our presence and capabilities in a number of large and growing verticals such as stadiums and arenas, while significantly expanding our total addressable market with entry into entertainment, universities, theme parks, airports, and other verticals. See Note 2 in the notes to the accompanying unaudited condensed consolidated financial statements for more information.

Recent developments

Inspiration4

In February 2021, we accepted the transfer of the right to select a participant for one seat on board Inspiration4, the first all-civilian mission to space, from our Founder, who is also the commander of the mission. The seat was transferred to us as a non-cash contribution and was awarded to a contestant through a contest run by us in the first quarter of 2021, or the Inspiration4 contest. See Note 15 in the notes to the accompanying unaudited condensed consolidated financial statements for more information.

Rebranding of 3dcart to Shift4Shop

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

In the first quarter of 2021, we incurred a significant amount of expenses to integrate and rebrand 3dcart and promote Shift4Shop in conjunction with the Inspiration4 contest. We leveraged this unique opportunity to deploy Shift4Shop and promote the Shift4 brand as a whole. These expenses are anticipated to be nonrecurring in nature.

Investments in securities

In February 2021, we committed up to $27.5 million to purchase shares of Space Exploration Technologies Corp., or SpaceX, which designs, manufactures, and launches advanced rockets, spacecraft and satellites. As of March 31, 2021, we purchased $16.0 million of shares of SpaceX Common Stock and, in April 2021, we purchased an additional $11.5 million in shares. In April 2021, we invested $2.0 million in Sightline Payments, a financial technology company that provides cashless, mobile, and omni-channel commerce solutions for the gaming, lottery, sports betting and other industries.

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

In response to these developments, in 2020 we implemented measures to focus on the safety of our employees, including implementing remote working capabilities, and to support our merchants as they shifted to take-out and delivery operations, while at the same time seeking to mitigate the impact on our financial position and operations.

Our business was not significantly impacted by the COVID-19 pandemic until the latter part of March 2020, at which time our end-to-end payment volumes declined 70%. Since late March 2020 when shelter-in-place, social distancing, the closing of non-essential businesses and other restrictive measures were first put in place across the United States, we have seen a significant recovery in our end-to-end payment volumes. End-to-end payment volumes for the first quarter of 2021 were 29.9% higher than volumes in the first quarter of 2020. While end-to-end payment volumes for the three months ended March 31, 2021 have exceeded those for both the three months ended March 31, 2020 and the three months ended December 31, 2020, the ultimate impact that the COVID-19 pandemic will have on our consolidated results of operations in future periods remains uncertain. We will continue to evaluate the nature and extent of these potential impacts to our business, consolidated results of operations, and liquidity. See “Risk Factors” in Part I, Item 1A of our 2020 Form 10-K.

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

Subscription and other revenues include software as a service, or SaaS, fees for point-of-sale systems provided to merchants and SaaS fees for our Shift4Shop ecommerce platform. Point-of-sale SaaS fees are assessed based on the type and quantity of point-of-sale systems deployed to the merchant. This includes statement fees, fees for our proprietary business intelligence software, annual fees, regulatory compliance fees and other miscellaneous services such as help desk support and warranties on equipment. Subscription and other revenues also includes revenue derived from software license sales, hardware sales, third party residuals and fees charged for technology support.

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

Other costs of sales includes amortization of capitalized software development costs, capitalized software, acquired technology and capitalized customer acquisition costs. It also includes incentives, shipping and handling costs related to the delivery of devices, and through June 30, 2020, contains other contract fulfillment costs as well as equipment provided under our warranty program that is included with the monthly SaaS fee. Subsequent to June 30, 2020, other contract fulfilment costs and equipment under our warranty program included with the monthly SaaS fee are capitalized as equipment for lease. Capitalized software development costs are amortized using the straight-line method on a product-by-product basis over the estimated useful life of the software. Capitalized software, acquired technology and capitalized acquisition costs are amortized on a straight-line basis in accordance with our accounting policies.

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

Income tax benefit (provision) represents federal, state and local taxes based on income in multiple jurisdictions.

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

Comparison of results for the three months ended March 31, 2021 and 2020

The following table sets forth the consolidated statements of operations for the periods presented.

	Three Months Ended March 31,
(in millions)	2021	2020	$ change	% change
Payments-based revenue	$215.9	$176.4	$39.5	22.4%
Subscription and other revenues	23.4	23.0	0.4	1.7%
Total gross revenue	239.3	199.4	39.9	20.0%
Less: network fees	141.8	120.3	21.5	17.9%
Less: Other costs of sales	45.7	35.7	10.0	28.0%
Gross profit	51.8	43.4	8.4	19.4%
General and administrative expenses	53.5	21.1	32.4	153.6%
Depreciation and amortization expense	15.4	10.5	4.9	46.7%
Professional fees	6.2	1.7	4.5	NM
Advertising and marketing expenses	20.1	1.3	18.8	NM
Restructuring expenses	0.1	0.2	(0.1)	(50.0%)
Total operating expenses	95.3	34.8	60.5	173.9%
(Loss) income from operations	(43.5)	8.6	(52.1)	NM
Loss on extinguishment of debt	(0.2)	—	(0.2)	NM
Other income, net	—	(0.1)	0.1	NM
Interest expense	(6.5)	(13.3)	6.8	(51.1%)
Loss before income taxes	(50.2)	(4.8)	(45.4)	NM
Income tax provision	(0.8)	(0.3)	(0.5)	166.7%
Net loss	(51.0)	(5.1)	$(45.9)	NM
Net loss attributable to noncontrolling interests (a)	(18.2)	(5.1)	(13.1)	NM
Net loss attributable to Shift4 Payments, Inc.	$(32.8)	$—	$(32.8)	NM
(a)

For the three months ended March 31, 2020, includes the net loss incurred prior to the Reorganization Transactions and prior to June 4, 2020, the date the SEC declared effective our Registration Statement on Form S-1 filed in connection with our IPO.

Gross Revenue

Gross revenue was $239.3 million for the three months ended March 31, 2021, compared to $199.4 million for the three months ended March 31, 2020, an increase of $39.9 million or 20.0%. Gross revenue is comprised of payments-based revenue and subscription and other revenues.

Payments-based revenue was $215.9 million for the three months ended March 31, 2021, compared to $176.4 million for the three months ended March 31, 2020, an increase of $39.5 million or 22.4%. The increase in payments-based revenue is primarily driven by an increase in end-to-end payment volume of $1.8 billion, or 29.9%, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The COVID-19 pandemic impacted our end-to-end payment volumes beginning mid-March 2020 when shelter-in-place, social distancing, the closing of non-essential businesses and other restrictive measures were first put in place across the United States. Since late March 2020, we have seen a significant recovery in our end-to-end payment volumes, including approximately 30% growth during the first quarter of 2021 versus the first quarter of 2020.

Subscription and other revenues were $23.4 million for the three months ended March 31, 2021, compared to $23.0 million for the three months ended March 31, 2020, an increase of $0.4 million or 1.7%. The increase is driven by the 3dcart, VenueNext and hospitality technology vendor acquisitions which contributed $4.8 million more to subscription and other revenues in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This was offset by a decrease in hardware revenue of $1.6 million primarily due to hardware provided under our SaaS arrangement being accounted for as operating leases in the first quarter of 2021, whereby revenue is recognized monthly, as compared to the first quarter of 2020, when it was recognized at the time of shipment. In addition, software license revenue and SaaS revenue declined $1.1 million and $1.5 million, respectively, from the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

Network Fees

Network fees were $141.8 million for the three months ended March 31, 2021, compared to $120.3 million for the three months ended March 31, 2020, an increase of $21.5 million or 17.9%. This increase is correlated with the increase in end-to-end payment volume as described above.

Gross revenue less network fees was $97.5 million for the three months ended March 31, 2021, compared to $79.1 million for the three months ended March 31, 2020, an increase of $18.4 million or 23.3%. The increase in gross revenue less network fees is largely correlated with the increase in end-to-end payment volume. See “—Key performance indicators and non-GAAP measures” for a reconciliation of gross profit to gross revenue less network fees.

Other costs of sales

Other costs of sales was $45.7 million for the three months ended March 31, 2021, compared to $35.7 million for the three months ended March 31, 2020, an increase of $10.0 million, or 28.0%. This increase was primarily a result of:

•	an increase in higher residual commissions of $6.6 million driven by gross revenue less network fees;
•

higher than normal chargeback losses during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 driven by the business failure of one merchant causing $5.2 million in estimated unrecoverable chargeback transactions;

•	the 3dcart, VenueNext and hospitality vendor acquisitions, which contributed $1.7 million in other costs of sales in the three months ended March 31, 2021;
•	higher capitalized acquisition cost amortization of $1.6 million related to deal bonuses;
•	higher capitalized software development amortization of $0.5 million; partially offset by,
•

the impact of modifying the terms and conditions of our SaaS arrangements and updating our operational procedures to account for our hardware as operating leases, which resulted in a decline of $6.1 million in costs of sales. Effective June 30, 2020, equipment leased to merchants is capitalized as a fixed asset, whereas, prior to June 30, 2020, these arrangements were accounted for as sales-type leases and expensed when deployed.

Operating expenses

General and administrative expenses. General and administrative expenses were $53.5 million for the three months ended March 31, 2021, compared to $21.1 million for the three months ended March 31, 2020, an increase of $32.4 million or 153.6%. The increase was primarily due to equity-based compensation expense of $14.0 million and $10.3 million in non-cash adjustments for contingent liability valuations and deferred compensation arrangements. See Note 20 in the notes to the accompanying unaudited condensed consolidated financial statements for more information on equity-based compensation and Note 12 in the notes to the accompanying unaudited condensed consolidated financial statements for more information on these contingent liabilities. In addition, general and administrative expenses increased $5.1 million in the three months ended March 31, 2021 compared to the three months ended March 31, 2020 due to the VenueNext, 3dcart and hospitality vendor acquisitions.

Depreciation and amortization expense. Depreciation and amortization expense was $15.4 million for the three months ended March 31, 2021, compared to $10.5 million for the three months ended March 31, 2020, an increase of $4.9 million or 46.7%. The increase was primarily due to hardware provided under our SaaS arrangements being accounted for as operating leases, effective June 30, 2020, while previously they were accounted for as sales-type leases. Depreciation expense incurred for the three months ended March 31, 2021 related to these operating leases was $4.5 million. See Note 3 in the notes to the accompanying unaudited condensed consolidated financial statements for more information on the change to the terms and conditions of our SaaS arrangements.

Professional fees. Professional fees were $6.2 million for the three months ended March 31, 2021, compared to $1.7 million for the three months ended March 31, 2020, an increase of $4.5 million. The increase was due to acquisition-related costs and increased fees related to requirements of operating as a public company.

Advertising and marketing. Advertising and marketing expenses were $20.1 million for the three months ended March 31, 2021, compared to $1.3 million for the three months ended March 31, 2020, an increase of $18.8 million. The increase was primarily due to expenses related to the integration of 3dcart and its rebranding as Shift4Shop. These expenses are anticipated to be nonrecurring in nature.

Loss on extinguishment of debt

A loss on extinguishment of debt, representing unamortized capitalized financing costs, of $0.2 million was incurred with the refinancing of the Revolving Credit Facility during the three months ended March 31, 2021. See Note10 to the accompanying unaudited condensed consolidated financial statements for more information.

Interest expense

Interest expense was $6.5 million for the three months ended March 31, 2021, compared to $13.3 million for the three months ended March 31, 2020, a decrease of $6.8 million or 51.1%. This decrease in interest expense was primarily due to the pre-payments for the First Lien and Second Lien Term Loan Facilities and repayment of the Revolving Credit Facility, all of which were paid in June 2020, which impacted interest expense by approximately $5.0 million. In addition, the debt refinancing in October 2020 reduced the interest rate on our First Lien Term Loan Facility from 5.50% to 4.625% on the 2026 Notes, which reduced interest expense by $2.0 million.

Income tax provision

The effective tax rate for the three months ended March 31, 2021 was 1.6%, compared to the effective tax rate for the three months ended March 31, 2020 of 6.3%.

The 2021 income tax benefit was different than the U.S. federal statutory income tax rate of 21% primarily due to the loss allocated to the noncontrolling interest and changes in the valuation allowances in the United States. The income tax provision for the three months ended

March 31, 2020 was different than the U.S. federal statutory income tax rate of 21% primarily due to Shift4 Payments, LLC reporting as a partnership for U.S. federal income tax purposes and, as such, generally not being subject to any entity-level U.S. federal income tax.

Net loss attributable to noncontrolling interests

Net loss attributable to noncontrolling interests of Shift4 Payments, LLC was $(18.2) million for the three months ended March 31, 2021 compared to $(5.1) million for the three months ended March 31, 2020. The net loss incurred for the three months ended March 31, 2020, which was prior to the Reorganization Transactions and prior to June 4, 2020, the date the SEC declared effective our Registration Statement on Form S-1 filed in connection with our IPO, is reflected as net loss attributable to noncontrolling interests.

Key performance indicators and non-GAAP measures

The following table sets forth our key performance indicators and non-GAAP measures for the periods presented.

	Three Months Ended March 31,
(in millions)	2021	2020
End-to-end payment volume	$7,986.8	$6,146.1
Gross revenue less network fees	97.5	79.1
EBITDA	(18.4)	26.1
Adjusted EBITDA	22.2	17.5

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

Gross revenue less network fees:

	Three Months Ended March 31,
(in millions)	2021	2020
Gross profit	$51.8	$43.4
Add back: Other costs of sales	45.7	35.7
Gross revenue less network fees	$97.5	$79.1

EBITDA and Adjusted EBITDA:

	Three Months Ended March 31,
(in millions)	2021	2020
Net loss	$(51.0)	$(5.1)
Interest expense	6.5	13.3
Income tax provision	0.8	0.3
Depreciation and amortization expense	25.3	17.6
EBITDA	(18.4)	26.1
Acquisition, restructuring and integration costs (a)	25.8	(9.8)
Equity-based compensation (b)	14.1	—
Other nonrecurring items (c)	0.7	1.2
Adjusted EBITDA	$22.2	$17.5

(a)

For the three months ended March 31, 2021, consists primarily of expenses related to the integration of 3dcart and its rebranding as Shift4Shop of $19.0 million, $2.1 million of expense for the Inspiration4 seat and the acquisition of VenueNext of $1.0 million. For the three months ended March 31, 2020, consists primarily of fair value adjustments to contingent liabilities of $(8.5) million and $(2.0) million for deferred compensation arrangements, partially offset by one-time professional fees of $0.2 million. See Note 12 in the notes to the accompanying unaudited condensed consolidated financial statements for more information on the contingent liability adjustments.

(b)

Represents the equity-based compensation expense for restricted stock units, including employer taxes for vested RSUs. See Note 20 in the notes to the accompanying unaudited condensed consolidated financial statements for more information on equity-based compensation.

(c)

For the three months ended March 31, 2020, includes fees to the Continuing Equity Owners for consulting and managing services through the date of the IPO of $0.5 million. These fees are not required to be paid subsequent to the IPO. See Note 15 in the notes to the accompanying unaudited condensed consolidated financial statements for more information about these related party transactions.

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

The following table sets forth summary cash flow information for the periods presented.

	Three Months Ended March 31,
(in millions)	2021	2020
Net cash (used in) provided by operating activities	$(1.7)	$9.7
Net cash used in investing activities	(77.5)	(9.6)
Net cash (used in) provided by financing activities	(3.7)	66.4
Change in cash and cash equivalents	$(82.9)	$66.5

Operating activities

Net cash used in and provided by operating activities consists of net loss adjusted for certain non-cash items and changes in other assets and liabilities.

For the three months ended March 31, 2021, cash used in operating activities of $1.7 million is primarily a result of:

•

net loss of $51.0 million adjusted for non-cash expenses, including depreciation and amortization of $25.3 million, equity-based compensation of $14.0 million, provision for bad debts of $6.7 million and amortization of capitalized financing costs of $1.2 million; plus,

•	changes in operating assets and liabilities of $1.5 million, which is primarily a result of:
•

$8.8 million of additional funds deposited in our sponsor bank merchant settlement account to facilitate gross card transaction deposits for those customers we bill on a monthly, versus a daily basis; partially offset by,

•	Higher deferred revenue of $6.6 million primarily due to the timing of annual compliance fees billed to our merchants.

For the three months ended March 31, 2020, cash provided by operating activities of $9.7 million is primarily a result of:

•

net loss of $5.1 million adjusted for non-cash expenses, including depreciation and amortization of $17.6 million, revaluation of contingent liabilities of $(8.5) million, provision for bad debts of $1.6 million and amortization of capitalized financing costs of $1.1 million; less,

•	changes in operating assets and liabilities of $3.6 million, which is a result of working capital fluctuations primarily due to the timing of annual compliance fees billed to our merchants.

Investing activities

Net cash used in investing activities includes cash paid for acquisitions, purchases of future commission streams of our software partners, purchases of property and equipment, purchases of equipment to be leased, capitalized software development costs and upfront processing bonuses provided to software partners.

Net cash used in investing activities was $77.5 million for the three months ended March 31, 2021, an increase of $67.9 million compared to net cash used in investing activities of $9.6 million for the three months ended March 31, 2020. This increase is primarily the result of:

•	the acquisition of VenueNext in March 2021 for $68.5 million in aggregate purchase consideration, including $40.6 million in cash, net of cash acquired of $1.6 million;
•	the investment in SpaceX of $16.0 million, and
•	$10.4 million in purchases for equipment to be leased.

Financing activities

Net cash used in financing activities was $3.7 million for the three months ended March 31, 2021, a decrease of $(70.1) million, compared to net cash provided by financing activities of $66.4 million for the three months ended March 31, 2020. This decrease was primarily a result of the net proceeds from the Revolving Credit Facility during the three months ended March 31, 2020 of $67.2 million and $2.4 million in employee taxes paid on vested restricted stock units during the three months ended March 31, 2021.

Senior Notes and Credit Facilities

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

Convertible Notes Offering – 2025 Notes

In December 2020, Shift4 Payments, Inc. issued an aggregate principal amount of $690.0 million of convertible senior notes due 2025, or the 2025 Notes (and together with the 2026 Notes, the Notes), in an offering to qualified institutional buyers exempt from registration under the Securities Act. We received net proceeds, after deducting initial purchasers’ discounts and estimated offering expenses, of approximately $673.6 million from the 2025 Notes Offering. The net proceeds of the 2025 Notes Offering, together with cash on hand, will be used for general corporate purposes. The 2025 Notes do not bear regular interest and will mature on December 15, 2025 unless earlier repurchased, redeemed or converted. The conversion rate for the 2025 Notes will initially be 12.4262 shares of Class A common stock per $1,000 principal amount of 2025 Notes (equivalent to an initial conversion price of approximately $80.48 per share of Class A common stock), subject to adjustment upon the occurrence of specified events. None of the specified events for the conversion of the 2025 Notes occurred as of March 31, 2021. See Note 10 to the accompanying unaudited condensed consolidated financial statements for more information.

As of March 31, 2021 and December 31, 2020, we had $1,140.0 million total principal amount of debt outstanding, including $450.0 million of 2026 Notes and $690.0 million of 2025 Notes.

Revolving Credit Facility

In October 2020, the Company fully repaid the $650.0 million of aggregate principal amount of secured term loans comprised of first lien term loans of $520.0 million due November 30, 2024, or First Lien Term Loan Facility, using the proceeds from the 2026 Notes. The credit agreement governing the First Lien Term Loan Facility, or the First Lien Credit Agreement, included a revolving credit facility that had a borrowing capacity of $90.0 million, or Revolving Credit Facility, which previously matured on November 30, 2022.

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

Loans incurred under the Revolving Credit Facility bear interest at our option at either the LIBO rate plus a margin ranging from 3.00% to 3.50% per year or the alternate base rate (the highest of the Federal Funds rate plus 0.50%, or the prime rate announced from time to time in The Wall Street Journal) plus a margin ranging from 2.00% to 2.50% per year, or the Applicable Rate. The Applicable Rate varies depending on the Company’s total leverage ratio (as defined in the Credit Agreement). The alternate base rate and the LIBO rate are each subject to a zero percent floor. In addition, we are required to pay a commitment fee under the Revolving Credit Facility in respect of the unutilized commitments thereunder at a rate ranging from 0.25% per year to 0.50% per year, in each case based on the total leverage ratio. We are also subject to customary letter of credit and agency fees. The Revolving Credit Facility has a borrowing capacity of $99.5 million, net of a $0.5 million letter of credit. As of March 31, 2021, we had no outstanding borrowings under the Revolving Credit Facility.

Contractual obligations

There have been no material changes to our contractual obligations during the three months ended March 31, 2021 from those previously disclosed in our 2020 Form 10-K.

Off-balance sheet arrangements

During the periods presented, we did not engage in any off-balance sheet financing activities.

Critical accounting policies

Our discussion and analysis of our historical financial condition and results of operations for the periods described is based on our audited consolidated financial statements, and our unaudited condensed consolidated financial statements, each of which have been prepared in accordance with U.S. GAAP. The preparation of these historical financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments in certain circumstances that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. We evaluate our assumptions and estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Additionally, the full impact of the COVID-19 pandemic is unknown and cannot be reasonably estimated. However, we have made accounting estimates for our allowance for doubtful accounts, valuation of our contingent liabilities, other intangible assets and goodwill based on the facts and circumstances available as of the reporting date. Actual results may differ from these estimates under different assumptions or conditions.

We have provided a summary of our significant accounting policies in Note 1 in the notes to the accompanying unaudited condensed consolidated financial statements. The following critical accounting discussion pertains to accounting policies management believes are most critical to the portrayal of our historical financial condition and results of operations and that require significant, difficult, subjective or complex judgments. Other companies in similar businesses may use different estimation policies and methodologies, which may impact the comparability of our financial condition, results of operations and cash flows to those of other companies.

New accounting pronouncements

For information regarding new accounting pronouncements, and the impact of these pronouncements on our consolidated financial statements, if any, refer to Note 1 in the notes to the accompanying unaudited condensed consolidated financial statements

JOBS Act

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

ITEM3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments are subject to risks relating to interest rates.

As of March 31, 2021, we had approximately $1,140.0 million of fixed rate debt outstanding pursuant to the Notes with a fair value of $1,358.4 million, none of which was subject to an interest rate hedge. Since the Notes bear interest at fixed rates, they do not result in any financial statement risk associated with changes in interest rates. However, the fair value of the Notes fluctuates when interest rates change.

We also have a Revolving Credit Facility available to us with available borrowing capacity of $99.5 million. We are obligated to pay interest on loans under the Revolving Credit Facility as well as other customary fees, including an upfront fee and an unused commitment fee based on our debt rating. Borrowings under the revolving credit facility, if any, bear interest at floating rates. As a result, we are exposed to the risk related to fluctuations in interest rate to the extent of our borrowings. As of March 31, 2021, and December 31, 2020, we had no amounts outstanding under the Revolving Credit Facility. See “Liquidity and capital resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report on Form 10-Q and Note 10 in the notes to the accompanying unaudited condensed consolidated financial statements for more information.

ITEM 4. CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are, from time to time, party to various claims and legal proceedings arising out of our ordinary course of business, but we do not believe that any of these existing claims or proceedings will have a material effect on our business, consolidated financial condition or results of operations.

ITEM 1A. RISK FACTORS

Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks described under the heading “Risk Factors” in Part I, Item 1A of our 2020 Form 10-K, the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes, as well as our other public filings with the SEC, before deciding to invest in our Class A common stock. There have been no material changes to the Company’s risk factors since the 2020 Form 10-K. The occurrence of any of the events described therein could harm our business, financial condition, results of operations, liquidity or prospects. In such an event, the market price of our Class A common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 3, 2021, we acquired VenueNext for $68.5 million in aggregate purchase consideration. In connection with the acquisition, we issued 325,127 shares of Class A common stock to VenueNext.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

INDEX TO EXHIBITS

		Incorporated by Reference				Filed/Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation Shift4 Payments, Inc.	S-8	333-239042	4.1	06/09/2020

3.2	Amended and Restated By-Laws of Shift4 Payments, Inc.	S-8	333-239042	4.2	06/09/2020

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock.	S-1/A	333-238307	4.1	06/01/2020

10.1	Amended and Restated First Lien Credit Agreement, dated January 29, 2021.	8-K	001-39313	10.1	02/02/2021

10.2	Employment Letter between Shift4 Payments, Inc. and Sarah Goldsmith-Grover.					*

31.1	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	XBRL Instance Document.					*

101.SCH	XBRL Taxonomy Extension Schema Document.					*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					*

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Shift4 Payments, Inc.

		By:	/s/ Jared Isaacman
Jared Isaacman
Chief Executive Officer (principal executive officer)
Date:	May 7, 2021

		By:	/s/ Bradley Herring
Bradley Herring
Chief Financial Officer (principal financial officer)
Date:	May 7, 2021