Form 10-Q
period 2021-06-30
Shift4 Payments, Inc.
filed 2021-08-06
CIK 1794669

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Yes☐ No ☒

As of August 2, 2021, there were 47,233,491 shares of the registrant’s Class A common stock, $0.0001 par value per share, outstanding, 28,240,404 shares of the registrant’s Class B common stock, $0.0001 par value per share, outstanding and 7,422,140 shares of the registrant’s Class C common stock, $0.0001 par value per share, outstanding.

SHIFT4 PAYMENTS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report, including statements relating to our future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding expected growth, future capital expenditures and debt service obligations, the anticipated impact of the COVID-19 pandemic (and any variants of the virus) on our business, and our expectations regarding our filer status as of December 31, 2021 are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to the following:

•	the ongoing impact of the COVID-19 global pandemic on our business and results of operations;
•	substantial and increasingly intense competition worldwide in the financial services, payments and payment technology industries;
•	potential changes in the competitive landscape, including disintermediation from other participants in the payments chain;
•	our ability to anticipate and respond to changing industry trends and the needs and preferences of our merchants and consumers;
•	our reliance on third-party vendors to provide products and services;
•	risks associated with acquisitions;
•	our expansion of our share of the existing payment processing markets or into new markets;
•	integration and interoperability of our services and products with a variety of operating systems, software, device and web browsers;
•	dependence on our merchant and software partner relationships and strategic partnerships with various institutions to operate and grow our business;
•	impairment of significant amounts of goodwill and intangible assets on our balance sheet;
•	failure to comply with the U.S. Foreign Corrupt Practices Act, anti-money laundering, economic and trade sanctions regulations, and similar laws;
•	our dependence on our interest in Shift4 Payments, LLC to pay our taxes and expenses, including payments under the Tax Receivable Agreement (“TRA”);
•	Shift4 Payments, LLC’s ability to make such distributions may be subject to various limitations and restrictions;
•	our Founder and Searchlight (each as defined herein) have significant influence over us, including control over decisions that require the approval of stockholders; and
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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

SHIFT4 PAYMENTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (in millions, except share and per share amounts)

	June 30,	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$699.7	$927.8
Accounts receivable, net of allowance for doubtful accounts of $12.8 in 2021 ($5.7 in 2020) (Note 3)	177.2	92.7
Inventory	1.6	1.5
Prepaid expenses and other current assets (Note 11)	14.8	11.5
Total current assets	893.3	1,033.5
Noncurrent assets
Goodwill (Note 5)	525.2	477.0
Other intangible assets, net (Note 6)	185.1	186.3
Capitalized acquisition costs, net (Note 7)	32.8	30.2
Equipment for lease, net (Note 8)	47.2	36.6
Property, plant and equipment, net (Note 9)	17.5	15.1
Investments in securities (Note 1)	29.5	—
Other noncurrent assets	0.5	0.6
Total noncurrent assets	837.8	745.8
Total assets	$1,731.1	$1,779.3
Liabilities and Stockholders' Equity
Current liabilities
Current portion of debt (Note 10)	$—	$0.9
Accounts payable	116.4	60.6
Accrued expenses and other current liabilities (Note 11)	36.2	30.1
Deferred revenue (Note 3)	12.0	7.8
Total current liabilities	164.6	99.4
Noncurrent liabilities
Long-term debt (Note 10)	1,117.6	1,005.4
Deferred tax liability (Note 13)	0.6	2.8
Other noncurrent liabilities (Note 4)	2.1	1.7
Total noncurrent liabilities	1,120.3	1,009.9
Total liabilities	1,284.9	1,109.3
Commitments and contingencies (Note 16)
Stockholders' equity (Note 18)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized at June 30, 2021 and December 31, 2020, none issued and outstanding	—	—
Class A common stock, $0.0001 par value per share, 300,000,000 shares authorized, 47,215,604 and 39,737,950 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value per share, 100,000,000 shares authorized, 28,240,404 and 30,625,857 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	—
Class C common stock, $0.0001 par value per share, 100,000,000 shares authorized, 7,422,140 and 10,188,852 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	601.3	738.3
Retained deficit	(306.7)	(278.7)
Total stockholders' equity attributable to Shift4 Payments, Inc.	294.6	459.6
Noncontrolling interests (Note 19)	151.6	210.4
Total stockholders' equity	446.2	670.0
Total liabilities and stockholders' equity	$1,731.1	$1,779.3

See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited) (in millions, except share and per share amounts)

	Three months ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Gross revenue	$351.0	$141.8	$590.3	$341.2
Cost of sales	272.9	110.2	460.4	266.2
Gross profit	78.1	31.6	129.9	75.0
General and administrative expenses	51.7	88.3	105.2	109.4
Depreciation and amortization expense	15.5	10.4	30.9	20.9
Professional fees	3.5	1.2	9.7	2.9
Advertising and marketing expenses	2.5	0.8	22.6	2.1
Restructuring expenses (Note 4)	—	0.1	0.1	0.3
Other operating (income) expense, net (Note 3)	—	(12.4)	—	(12.4)
Total operating expenses	73.2	88.4	168.5	123.2
Income (loss) from operations	4.9	(56.8)	(38.6)	(48.2)
Loss on extinguishment of debt (Note 10)	—	(7.1)	(0.2)	(7.1)
Other income, net	—	0.2	—	0.1
Interest expense	(6.3)	(11.7)	(12.8)	(25.0)
Loss before income taxes	(1.4)	(75.4)	(51.6)	(80.2)
Income tax benefit (Note 13)	5.9	0.6	5.1	0.3
Net income (loss) (a)	4.5	(74.8)	(46.5)	(79.9)
Net income (loss) attributable to noncontrolling interests (b)	1.3	(73.8)	(16.9)	(78.9)
Net income (loss) attributable to Shift4 Payments, Inc. (c)	$3.2	$(1.0)	$(29.6)	$(1.0)

Basic net income (loss) per share: (d)
Class A basic net income (loss) per share	$0.06	$(0.03)	$(0.56)	$(0.03)
Basic weighted average common stock outstanding	46,297,553	19,002,563	44,492,680	19,002,563
Class C basic net income (loss) per share	$0.06	$(0.03)	$(0.56)	$(0.03)
Basic weighted average common stock outstanding	8,151,747	20,139,163	9,075,667	20,139,163

Diluted net income (loss) per share: (d)
Class A diluted net income (loss) per share	$0.05	$(0.03)	$(0.56)	$(0.03)
Diluted weighted average common stock outstanding	76,995,332	19,002,563	44,492,680	19,002,563
Class C diluted net income (loss) per share	$0.05	$(0.03)	$(0.56)	$(0.03)
Diluted weighted average common stock outstanding	8,151,747	20,139,163	9,075,667	20,139,163

(a)	Net income (loss) is equal to comprehensive income (loss).
(b)

Net income (loss) attributable to noncontrolling interests is equal to comprehensive income (loss) attributable to noncontrolling interests, including the net loss for the period January 1, 2020 through June 4, 2020, the date the SEC declared effective the Company’s Registration Statement on Form S-1 filed in connection with its IPO. See Note 1 for more information.

(c)	Net income (loss) attributable to Shift4 Payments, Inc. is equal to comprehensive income (loss) attributable to Shift4 Payments, Inc.
(d)

For the three and six months ended June 30, 2020, represents basic and diluted net loss per share of Class A and Class C common stock and weighted average shares of Class A and Class C common stock outstanding for the period from June 5, 2020 through June 30, 2020, the period following the Reorganization Transactions and Shift4 Payments, Inc.'s initial public offering described in Note 1. See Note 21 for additional information on basic and diluted net income (loss) per share.

See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED UNITS AND STOCKHOLDERS’ EQUITY/ MEMBERS’ (DEFICIT)

(Unaudited) (in millions, except units and shares)

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional
	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	Retained Deficit	Noncontrolling Interests	Total equity
Balances at December 31, 2020	39,737,950	$—	30,625,857	$—	10,188,852	$—	$738.3	$(278.7)	$210.4	$670.0
Net loss	—	—	—	—	—	—	—	(32.8)	(18.2)	(51.0)
Cumulative effect of ASU 2020-06 adoption	—	—	—	—	—	—	(111.5)	1.6	—	(109.9)
Issuance of Class A common stock and fair value of equity-based compensation awards assumed in connection with VenueNext acquisition	325,127	—	—	—	—	—	13.5	—	12.8	26.3
Transfer from Founder of right associated with Inspiration4 seat	—	—	—	—	—	—	1.3	—	0.8	2.1
Exchange of shares held by Searchlight	2,000,000	—	(926,000)	—	(1,074,000)	—	6.3	—	(6.3)	—
Equity-based compensation	—	—	—	—	—	—	14.0	—	—	14.0
Vesting of restricted stock units, net of tax withholding	46,503	—	—	—	—	—	(1.4)	—	(1.0)	(2.4)
Balances at March 31, 2021	42,109,580	$—	29,699,857	$—	9,114,852	$—	$660.5	$(309.9)	$198.5	$549.1
Net income	—	—	—	—	—	—	—	3.2	1.3	4.5
Exchange of shares held by Searchlight	3,152,165	—	(1,459,453)	—	(1,692,712)	—	7.9	—	(7.9)	—
Equity-based compensation	—	—	—	—	—	—	6.6	—	—	6.6
Vesting of restricted stock units, net of tax withholding	1,953,859	—	—	—	—	—	(73.7)	—	(40.3)	(114.0)
Balances at June 30, 2021	47,215,604	$—	28,240,404	$—	7,422,140	$—	$601.3	$(306.7)	$151.6	$446.2

SHIFT4 PAYMENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED UNITS AND STOCKHOLDERS’ EQUITY/ MEMBERS’ (DEFICIT) (continued)

(Unaudited) (in millions, except units and shares)

	Redeemable Preferred Units		Class A Common Units		Class B Common Units		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional				Total
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount	paid-in capital	Members' Equity	Retained Deficit	Noncontrolling Interests	equity (deficit)
Balances at December 31, 2019	430	$43.0	100,000	$—	1,010	$0.3	—	$—	—	$—	—	$—	$—	$149.2	$(182.4)	$—	$(32.9)
Net loss prior to Reorganization Transactions, IPO and concurrent private placement	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5.1)	—	(5.1)
Capital distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	(0.1)	—	—	(0.1)
Preferred return on redeemable preferred units	—	—	—	—	—	—	—	—	—	—	—	—	—	(1.2)	—	—	(1.2)
Balances at March 31, 2020	430	$43.0	100,000	$—	1,010	$0.3	—	$—	—	$—	—	$—	$—	$147.9	$(187.5)	$—	$(39.3)
Net loss prior to Reorganization Transactions, IPO and concurrent private placement	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(72.8)	—	(72.8)
Capital distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	(0.4)	—	—	(0.4)
Preferred return on redeemable preferred units	—	—	—	—	—	—	—	—	—	—	—	—	—	(0.9)	—	—	(0.9)
Balances at June 4, 2020 prior to Reorganization Transactions, IPO and concurrent private placement	430	$43.0	100,000	$—	1,010	$0.3	—	$—	—	$—	—	$—	$—	$146.6	$(260.3)	$—	$(113.4)
Reorganization transactions	(430)	(43.0)	(100,000)	—	(1,010)	(0.3)	528,150	—	39,204,989	—	15,513,817	—	189.9	(146.6)	—	—	43.0
Preferred dividends settled with LLC interests	—	—	—	—	—	—	—	—	—	—	—	—	2.3	—	—	—	2.3
Issuance of common stock in IPO and concurrent private placement	—	—	—	—	—	—	17,250,000	—	—	—	4,625,346.0	—	463.8	—	—	—	463.8
Allocation of equity to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	(211.5)	—	—	211.5	—
Issuance of common stock for change of control contingent liabilities	—	—	—	—	—	—	915,503	—	—	—	—	—	21.1	—	—	—	21.1
Issuance of restricted stock units for change of control contingent liabilities	—	—	—	—	—	—	—	—	—	—	-	—	2.1	—	—	—	2.1
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	50.0	—	—	—	50.0
Net loss subsequent to Reorganization Transactions, IPO and concurrent private placement	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1.0)	(1.0)	(2.0)
Balances at June 30, 2020	—	$—	—	$—	—	$—	18,693,653	$—	39,204,989	$—	20,139,163	$—	$517.7	$—	$(261.3)	$210.5	$466.9

See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (in millions)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(46.5)	$(79.9)
Adjustment to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	51.0	35.5
Amortization of capitalized financing costs	2.4	2.1
Loss on extinguishment of debt	0.2	7.1
Deferred income taxes	(2.3)	(0.4)
Provision for bad debts	8.1	5.4
Revaluation of contingent liabilities	0.2	(7.0)
Impairment of intangible assets	0.1	0.4
Equity-based compensation expense	20.6	50.0
Other noncash items	0.5	(0.1)
Impact of lease modifications	—	(12.4)
Change in operating assets and liabilities
Accounts receivable	(92.0)	4.8
Contract assets	—	(0.6)
Prepaid expenses and other current assets	(1.6)	(0.7)
Inventory	3.0	0.1
Accounts payable	50.8	6.6
Accrued expenses and other current liabilities	5.2	(6.7)
Deferred revenue	5.3	2.5
Net cash provided by operating activities	5.0	6.7
Investing activities
Acquisitions, net of cash acquired	(40.2)	—
Investments in securities	(29.5)	—
Acquisition of equipment to be leased	(18.9)	—
Customer acquisition costs	(12.7)	(9.8)
Capitalized software development costs	(8.3)	(5.1)
Acquisition of property, plant and equipment	(5.0)	(1.4)
Residual commission buyouts	(0.9)	(0.4)
Net cash used in investing activities	(115.5)	(16.7)
Financing activities
Payments for withholding tax related to vesting of restricted stock units	(116.3)	—
Repayment of debt	(0.9)	(191.9)
Deferred financing costs	(0.4)	—
IPO proceeds, net of underwriting discounts and commissions	—	372.9
Proceeds from private placement	—	100.0
Offering costs	—	(7.2)
Proceeds from revolving line of credit	—	68.5
Repayment of revolving line of credit	—	(89.5)
Payments on contingent liabilities	—	(1.1)
Preferred return on preferred stock	—	(0.9)
Capital distributions	—	(0.5)
Net cash (used in) provided by financing activities	(117.6)	250.3
Change in cash and cash equivalents	(228.1)	240.3
Cash and cash equivalents
Beginning of period	927.8	3.7
End of period	699.7	244.0

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

SHIFT4 PAYMENTS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (in millions, except share, unit, per unit and merchant count amounts)

1.	Organization, Basis of Presentation and Significant Accounting Policies

Organization

Shift4 Payments, Inc., “Shift4 Payments” or “the Company”, was incorporated in Delaware on November 5, 2019 in order to carry on the business of Shift4 Payments, LLC and its consolidated subsidiaries.

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

Initial Public Offering and Concurrent Private Placement

On June 4, 2020, the Securities and Exchange Commission (“SEC”) declared effective the Company’s Registration Statement on Form S-1 (File No. 333-238307), as amended, filed in connection with its Initial Public Offering (“IPO”) (the “Registration Statement”). The Company’s Class A common stock started trading on The New York Stock Exchange on June 5, 2020. On June 9, 2020, the Company completed its IPO of 17,250,000 shares of Class A common stock, including 2,250,000 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, at a price to the public of $23.00 per share. Upon completion of the IPO, the Company received net proceeds of approximately $362.6 million, after deducting underwriting discounts and commissions and offering expenses of approximately $34.2 million. Concurrently with the IPO, the Company also completed a $100.0 million private placement of 4,625,346 shares of Class C common stock to Rook Holdings Inc. (“Rook”), a corporation wholly-owned by the Company’s Founder and Chief Executive Officer. The total net proceeds from the IPO and concurrent private placement were approximately $462.6 million. Shift4 Payments, Inc. used the proceeds to purchase newly-issued limited liability company interests from Shift4 Payments, LLC (“LLC Interests”). Shift4 Payments, LLC used these amounts received from Shift4 Payments, Inc. to repay certain existing indebtedness and for general corporate purposes. See Note 10 for more information. In connection with the IPO, the Company completed certain reorganization transactions (“Reorganization Transactions”) as described in the Company’s Form 10-K for the year ended December 31, 2020 filed with the SEC on March 8, 2021 (“2020 Form 10-K”).

Basis of Presentation

The accompanying interim condensed consolidated financial statements of the Company are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and the applicable rules and regulations of the SEC for interim financial information. As such, these financial statements do not include all information and footnotes required by U.S. GAAP for complete financial statements. The December 31, 2020 Condensed Consolidated Balance Sheet was derived from audited financial statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

The unaudited condensed consolidated financial statements include the accounts of Shift4 Payments, Inc. and its wholly-owned subsidiaries. Shift4 Payments, Inc. consolidates the financial results of Shift4 Payments, LLC, which is considered a variable interest entity (“VIE”). Shift4 Payments, Inc. is the primary beneficiary and sole managing member of Shift4 Payments, LLC and has decision making authority that significantly affects the economic performance of the entity. As a result, the Company consolidates Shift4 Payments, LLC, and reports a noncontrolling interest representing the economic interest in Shift4 Payments, LLC held by certain affiliates of Searchlight Capital Partners (“Searchlight”) and Rook (together, the “Continuing Equity Owners”).

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

The assets and liabilities of Shift4 Payments, LLC represent substantially all of the consolidated assets and liabilities of Shift4 Payments, Inc. with the exception of certain cash balances and the aggregate principal amount of $690.0 million of 2025 Convertible Notes that are held by Shift4 Payments, Inc. directly. See Note 10 for information on the accounting for the 2025 Convertible Notes. In connection with the issuance of the 2025 Convertible Notes, Shift4 Payments, Inc. entered into an intercompany convertible promissory note (“Intercompany Convertible Note”) with Shift4 Payments, LLC, whereby Shift4 Payments, Inc. provided the net proceeds from the issuance of the 2025 Convertible Notes to Shift4 Payments, LLC in the amount of $673.6 million. The terms of the Intercompany Convertible Note mirror the terms of the 2025 Convertible Notes issued by Shift4 Payments, Inc. The intent of the Intercompany Convertible Note is to maintain the parity of shares of Class A common stock with LLC Units as required by the Shift4 Payments LLC Agreement. As of June 30, 2021 and December 31, 2020, $9.9 million and $684.5 million of cash was held by Shift4 Payments, Inc., respectively. Shift4 Payments Inc., which was established November 5, 2019, has not had any material operations on a standalone basis since its inception, and all of the operations of the Company are carried out by Shift4 Payments, LLC and its subsidiaries.

Liquidity and Management’s Plan

The unprecedented and rapid spread of COVID-19 as well as the shelter-in place orders, promotion of social distancing measures, restrictions to businesses deemed non-essential, and travel restrictions implemented throughout the United States have significantly impacted the restaurant and hospitality industries. As a result, the Company’s revenues, which are largely tied to processing volumes in these verticals, were materially impacted beginning in the final two weeks of March 2020. Since late March 2020, despite volumes in merchant categories associated with international travel, corporate travel and stadium occupancy running lower than pre COVID-19 pandemic levels, the Company has seen a significant recovery in its end-to-end payment volumes as a result of merchants reopening their operations, new merchant onboarding and gateway conversions. While gross revenue and end-to-end volumes for the three and six months ended June 30, 2021 have exceeded those for the three and six months ended June 30, 2020, the Company will continue to evaluate the nature and extent of potential COVID-19-related impacts to its business, consolidated results of operations, and liquidity.

As of June 30, 2021, the Company had $1,140.0 million outstanding under its credit facilities and was in compliance with the financial covenants under its debt agreements. The Company expects to be in compliance for at least 12 months following issuance of these unaudited condensed consolidated financial statements. See Note 10 for further information on the Company’s debt obligations.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Significant estimates inherent in the preparation of the accompanying unaudited condensed consolidated financial statements include estimates of fair value of acquired assets and liabilities through business combinations, fair value of contingent liabilities related to earnout payments and change of control, fair value of debt instruments, allowance for doubtful accounts, income taxes, investments in securities, noncontrolling interests and the February 2021 transfer of the right to select a participant for one seat on board Inspiration4, the first all-civilian mission to space, from Jared Isaacman, the Company’s Chief Executive Officer and founder (“Founder”). Estimates are based on past experience and other considerations reasonable under the circumstances. Actual results may differ from these estimates.

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

Revision of Previously Issued Financial Statements

During the course of preparing the Company’s consolidated financial statements for the year ended December 31, 2020, it was identified that $4.8 million of acquired technology recorded in “Other intangible assets, net” in the Consolidated Balance Sheet should have been impaired during fiscal year 2018. Although the Company has determined that this error did not have a material impact on its previously issued condensed consolidated financial statements, it has revised the accompanying condensed consolidated financial statements to correct for this error and to reflect the associated decrease in amortization expense of $0.2 million and $0.3 million recorded in “Cost of Sales” for the three and six months ended June 30, 2020.

In addition, a misclassification of $0.9 million and $2.1 million was identified for the three and six months ended June 30, 2020, respectively, resulting from expensing equipment provided to customers under the Company’s warranty program as “General and administrative expenses” which should have been classified as “Cost of sales” in the unaudited Condensed Consolidated Statements of Operations. This misclassification has also been corrected in connection with the revision of the unaudited Condensed Consolidated Statements of Operations. The revisions had no net impact on cash flows from operating, investing or financing activities in the unaudited Condensed Consolidated Statements of Cash Flows.

The applicable notes to the unaudited condensed consolidated financial statements have also been revised to correct for these errors. The following table sets forth the effects of the revisions to the previously issued unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2020 to correct for the prior period errors.

	For the three months ended June 30, 2020			For the six months ended June 30, 2020
Consolidated Statement of Operations	As previously reported	Adjustment	As revised	As previously reported	Adjustment	As revised
Cost of sales	$109.5	$0.7	$110.2	$264.4	$1.8	$266.2
Gross profit	32.3	(0.7)	31.6	76.8	(1.8)	75.0
General and administrative expenses	89.2	(0.9)	88.3	111.5	(2.1)	109.4
Total operating expenses	89.3	(0.9)	88.4	125.3	(2.1)	123.2
Income (loss) from operations	(57.0)	0.2	(56.8)	(48.5)	0.3	(48.2)
Loss before income taxes	(75.6)	0.2	(75.4)	(80.5)	0.3	(80.2)
Net loss (a)	(75.0)	0.2	(74.8)	(80.2)	0.3	(79.9)
Basic and diluted net loss per share - Class A and Class C	(0.03)	—	(0.03)	(0.03)	—	(0.03)

(a)	Net loss is equal to comprehensive loss.

As a result of the revisions, "Retained Deficit" and "Total equity (deficit)” as of June 30, 2020 were revised from $(257.6) to $(261.3) and $470.6 to $466.9, respectively.

Significant Accounting Policies

The Company’s significant accounting policies are discussed in Note 2 to Shift4 Payments, Inc.’s consolidated financial statements as of and for the years ended December 31, 2020 and 2019 in the 2020 Form 10-K. There have been no significant changes to these policies which have had a material impact on the Company’s unaudited condensed consolidated financial statements and related notes during the six months ended June 30, 2021, except as noted below.

Investments in securities

Investments in securities represents the Company’s investments in equity of non-public entities. These non-marketable equity investments have no readily determinable fair values and are measured using the measurement alternative, which is defined as cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. Adjustments, if any, are recorded in “Other income, net” on the unaudited Condensed Consolidated Statements of Operations. As of June 30, 2021, the Company has invested $27.5 million in Space Exploration Technologies Corp. (“SpaceX”), which designs, manufactures, and launches advanced rockets, spacecraft and satellites and $2.0 million in Sightline Payments, Inc. (“Sightline Payments”), a financial technology company that provides cashless, mobile, and omni-channel commerce solutions for the gaming, lottery, sports betting and other industries.

Recent Accounting Pronouncements

The Company, an emerging growth company (“EGC”), has elected to take advantage of the benefits of the extended transition period provided for in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards which allows the Company to defer adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company expects to become a large accelerated filer effective December 31, 2021, following which point the Company will follow the timeline for adoption of new accounting pronouncements for public companies.

Accounting Pronouncements Adopted

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. This ASU removes certain separation models in ASC 470-20 for convertible instruments, and, as a result, embedded conversion features that do not require bifurcation under ASC 815 are no longer subject to separation into an equity classified component. Consequently, a convertible debt instrument, such as the Company's 2025 Convertible Notes, shall be accounted for as a single liability measured at its amortized cost. The Company adopted ASU 2020-06 on January 1, 2021 using the modified retrospective transition method. As of December 31, 2020, the Company had recorded a discount on the 2025 Convertible Notes of $111.5 million related to the separation of the conversion feature. This discount resulted in the accretion of interest expense over time and was removed upon adoption of this ASU. The adoption of ASU 2020-06 resulted in a decrease to additional paid-in capital of $111.5 million, a decrease to retained deficit of $1.6 million and a net increase to long-term debt of $109.9 million. Interest expense recognized in future periods will be reduced as a result of accounting for the convertible debt instrument as a single liability measured at its amortized cost. The impact on net income (loss) per share and the Company’s debt covenants was not material.

In August 2018, the FASB issued ASU 2018-13: Fair Value Measurement—Disclosure Framework (Topic 820). The updated guidance improves the disclosure requirements on fair value measurements. The Company adopted ASU 2018-13 effective January 1, 2020 and there was no significant impact on the Company’s disclosures upon adoption.

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02: Leases. The new standard requires a lessee to record assets and liabilities on the balance sheet for the rights and obligations arising from leases with terms of more than 12 months. The Company expects to become a large accelerated filer effective December 31, 2021, at which point the Company will follow the timeline for adoption of new accounting pronouncements for public companies. As a result, the Company expects to adopt this guidance on a modified retrospective basis on December 31, 2021 and to reflect the adoption as of January 1, 2021 in the annual results for the period ended December 31, 2021 and interim periods beginning January 1, 2022. The Company is evaluating the potential impact of adopting ASU 2016-02 on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13: Financial Instruments—Credit Losses (Topic 326), which changes the impairment model for most financial assets, including accounts receivable, and replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. The Company expects to become a large accelerated filer effective December 31, 2021, at which point the Company will follow the timeline for adoption of new accounting pronouncements for public companies. As a result, the Company expects to adopt this guidance on a modified retrospective basis on December 31, 2021 and to reflect the adoption as of January 1, 2021 in our annual results for the period ended December 31, 2021 and interim periods beginning January 1, 2022. The Company is evaluating the potential impact of adopting ASU 2016-13 on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04: Simplifying the Test for Goodwill Impairment, which removes step 2 of the quantitative goodwill impairment test. Under the amended guidance, a goodwill impairment charge is recognized for the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill. The Company expects to apply this guidance to the annual goodwill impairment test performed on October 1, 2021 for the year ended December 31, 2021. The Company is evaluating the potential impact of adopting ASU 2017-04 on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected. The guidance is effective for the Company for annual reporting periods beginning after December 15, 2020, and interim reporting periods beginning after December 15, 2021. The Company adopted ASU 2018-15 prospectively for the Company’s annual reporting period effective January 1, 2021 and will adopt it for interim reporting periods beginning on January 1, 2022. The adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 removes certain exceptions associated with (i) intraperiod tax allocations, (ii) recognition of deferred tax liability for equity method investments of foreign subsidiaries, and (iii) the calculation of income taxes in an interim period when in a loss position. Additionally, ASU 2019-12 simplifies accounting for (i) income taxes associated with franchise taxes, (ii) tax basis of goodwill in a business combination, (iii) the allocation of tax expense to a legal entity that is not subject to tax in standalone financial statements, (iv) enacted changes in tax laws, and (v) income taxes related to employee stock ownership plans and investments in qualified affordable housing projects accounted for under the equity method. The Company expects to become a large accelerated filer effective December 31, 2021, at which point the Company will follow the timeline for adoption of new accounting pronouncements for public companies. As a result, the Company expects to adopt this guidance on a modified retrospective basis on December 31, 2021 and to reflect the adoption as of January 1, 2021 in our annual results for the period ended December 31, 2021 and interim periods beginning January 1, 2022. The adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, which provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, subject to certain criteria, that reference the London Interbank Offered Rate (“LIBOR”), or another reference rate that is expected to be discontinued. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company is currently evaluating whether it will elect the optional expedients, as well as evaluating the impact of ASU 2020-04 on the Company’s consolidated financial statements.

In July 2021, the FASB issued ASU 2021-05: Lessors —Certain Leases with Variable Lease Payments, to amend lessor accounting for certain leases with variable lease payments that do not depend on a reference index or a rate and would have resulted in the recognition of a loss at lease commencement if classified as a sales-type or a direct financing lease. ASU 2021-05 amends the classification requirements of such leases for lessors to result in an operating lease classification. This guidance can be applied either retrospectively or prospectively with early adoption permitted. The Company expects to become a large accelerated filer effective December 31, 2021, at which point the Company will follow the timeline for adoption of new accounting pronouncements for public companies. As a result, the Company expects to adopt ASU 2021-05 effective January 1, 2022. The Company is evaluating the method of adoption and the potential impact of adopting ASU 2021-05 on the Company’s consolidated financial statements.

2.	Acquisitions

Each of the following acquisitions was accounted for as a business combination using the acquisition method of accounting. The respective purchase prices were allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill and represents the future economic benefits arising from other assets acquired, which cannot be individually identified or separately recognized. Under the acquisition method of accounting for business combinations, if there are changes to acquired deferred tax balances, valuation allowances or liabilities related to uncertain tax positions during the measurement period, and they are related to new information obtained about facts and circumstances that existed as of the acquisition date, those changes are considered a measurement-period adjustment, with the offset recorded to goodwill.

VenueNext

The Company completed the acquisition of VenueNext Inc. (“VenueNext”), a leader in integrated payments solutions in sporting arenas and event complexes, on March 3, 2021, for $66.9 million of total purchase consideration, net of cash acquired, by acquiring 100% of VenueNext’s membership interests. This acquisition enhances the Company’s presence and capabilities in a number of large and growing verticals such as stadiums and arenas, while significantly expanding its total addressable market with entry into entertainment, universities, theme parks, airports, and other verticals. The purchase price included the following forms of consideration:

Cash	$42.2
Shares of Class A common stock (a)	24.5
RSUs granted for fair value of equity-based compensation awards (b)	1.8
Total purchase consideration	68.5
Less: cash acquired	(1.6)
Total purchase consideration, net of cash acquired	$66.9

(a)	Total purchase consideration includes 345,423 shares of common stock. As of June 30, 2021, 325,127 shares of common stock have been issued.
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

Accounts receivable	$0.7
Prepaid expenses and other current assets	0.2
Inventory	0.2
Other intangible assets	18.5
Goodwill (a)	48.3
Accounts payable	(0.9)
Deferred revenue	(0.1)
Net assets acquired	$66.9

(a)	Goodwill is not deductible for tax purposes.

During the three and six months ended June 30, 2021, the Company incurred expenses in connection with the VenueNext acquisition of $0.1 million and $1.1 million, respectively. These expenses are included in “Professional fees” in the unaudited Condensed Consolidated Statements of Operations.

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

3dcart

The Company completed the acquisition of Infomart2000 Corp., doing business as 3dcart, on November 5, 2020, by acquiring 100% of its membership interests for $39.9 million in cash, net of cash acquired, and approximately $19.2 million in shares of the Company’s Class A common stock. The purchase was funded with cash on hand. Since the acquisition, 3dcart has been rebranded as Shift4Shop to align the eCommerce offering with Shift4’s existing ecosystem of services. The acquisition expanded the Company’s omni-channel transaction capabilities and enabled Shift4Shop merchants to augment their eCommerce platform experience with the Company’s secure integrated payments solutions. In addition, the Company’s indirect sales distribution network is able to offer Shift4Shop’s turnkey eCommerce capabilities to the Company’s new and existing POS and payments customers. The primary areas of preliminary purchase price allocation subject to change relate to the valuation of accounts receivable, accrued expenses and other current liabilities assumed and residual goodwill.

Hospitality Technology Vendor

The Company completed the acquisition of a Hospitality Technology Vendor on October 16, 2020, by acquiring 100% of its membership interests for $9.9 million, net of cash acquired. Subsequently, the total consideration was adjusted to $9.5 million during the measurement period due to a working capital adjustment of $0.4 million, which reduced goodwill. In the three months ended June 30, 2021, the Company made a measurement period adjustment of $(0.3) million to accounts receivable with a corresponding increase to goodwill to reflect the facts and circumstances in existence as of the effective date of the acquisition. The purchase was funded with cash on hand. This acquisition enables the boarding of the vendor’s customers on the Company’s end-to-end acquiring solution and empowers the Company’s distribution partners to sign the vendor’s customer accounts and leverage the combined expertise to handle all aspects of installation, service, and support. The primary areas of preliminary purchase price allocation subject to change relate to the valuation of accounts receivable, accrued expenses and other current liabilities assumed and residual goodwill.

3.	Revenue

ASC 606: Revenue from Contracts with Customers

Under ASC 606, the Company has three separate performance obligations under its recurring software as a service agreements (“SaaS”) arrangements for point-of-sale systems provided to merchants: (1) point-of-sale software, (2) lease of hardware and (3) other support services. For the period January 1, 2019 through June 29, 2020, the hardware provided under the Company’s SaaS agreements was accounted for as a sales-type lease. Effective June 30, 2020, the Company modified the terms and conditions of its SaaS arrangements and updated its operational procedures. As a result, beginning June 30, 2020, hardware provided under the Company’s SaaS agreements is accounted for as an operating lease. See Note 8 for more information on equipment for lease.

Disaggregated Revenue

Based on similar operational characteristics, the Company’s revenue from contracts with customers is disaggregated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Payments-based revenue	$324.8	$121.2	$540.7	$297.6
Subscription and other revenues	26.2	20.6	49.6	43.6
Total	$351.0	$141.8	$590.3	$341.2

Based on similar economic characteristics, the Company’s revenue from contracts with customers is disaggregated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Over-time revenue	$341.1	$134.7	$571.3	$323.5
Point-in-time revenue	9.9	7.1	19.0	17.7
Total	$351.0	$141.8	$590.3	$341.2

Contract Liabilities

The Company charges merchants for various post-contract license support/service fees and annual regulatory compliance fees. These fees typically relate to a period of one year. The Company recognizes the revenue on a straight-line basis over its respective period. As of June 30, 2021 and December 31, 2020, the Company had deferred revenue of $13.4 million and $8.1 million, respectively. The change in the contract liabilities is primarily the result of a timing difference between payment from the customer and the Company’s satisfaction of each performance obligation.

The following reflects the amounts the Company recognized as annual service fees and regulatory compliance fees within “Gross revenue” in the unaudited Condensed Consolidated Statements of Operations and the amount of such fees that was included in deferred revenue at the beginning of the respective period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Annual service fees and regulatory compliance fees	$5.7	$3.4	$10.1	$6.8
Amount of these fees included in deferred revenue at beginning of period	4.6	1.7	4.0	2.8

Accounts Receivable

The change in the Company’s allowance for doubtful accounts was as follows:

	June 30,	June 30,
	2021	2020
Beginning balance	$5.7	$2.5
Additions to expense (a)	8.1	4.7
Write-offs, net of recoveries and other adjustments	(1.0)	(1.9)
Ending balance	$12.8	$5.3
(a)

Includes a $5.5 million allowance on chargebacks from a single merchant recorded during the six months ended June 30, 2021, which is included in “Cost of Sales” on the unaudited Condensed Consolidated Statements of Operations.

4.	Restructuring

The following table summarizes the changes in the Company’s restructuring accrual:

Balance at December 31, 2020	$2.9
Severance payments	(0.8)
Accretion of interest (a)	0.1
Balance at June 30, 2021	$2.2

(a)	Accretion of interest is included within “Restructuring expenses” in the unaudited Condensed Consolidated Statements of Operations.

The Company recognized restructuring expenses associated with a historical acquisition of $0.1 million for the six months ended June 30, 2021 and $0.1 million and $0.3 million for the three and six months ended June 30, 2020, respectively.

The current portion of the restructuring accrual of $1.5 million and $1.4 million at June 30, 2021 and December 31, 2020, respectively, is included within “Accrued expenses and other current liabilities” on the unaudited Condensed Consolidated Balance Sheets. The long-term portion of the restructuring accrual of $0.7 million and $1.5 million at June 30, 2021 and December 31, 2020, respectively, is included within “Other noncurrent liabilities” on the unaudited Condensed Consolidated Balance Sheets.

Of the $2.2 million restructuring accrual outstanding as of June 30, 2021, approximately $0.8 million is expected to be paid in 2021 and $1.6 million in 2022, less accreted interest of $0.2 million.

5.	Goodwill

The changes in the carrying amount of goodwill were as follows:

Balance at December 31, 2020	$477.0
VenueNext acquisition (Note 2)	48.3
Hospitality Technology Vendor measurement period adjustment (Note 2)	(0.1)
Balance at June 30, 2021	$525.2

6.	Other Intangible Assets, Net

Other intangible assets, net consisted of the following:

	Weighted Average	June 30, 2021
	Amortization Period (in years)	Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	8	193.3	$119.9	$73.4
Acquired technology	9	113.1	48.5	64.6
Trademarks and trade names	17	21.0	3.8	17.2
Capitalized software development costs	4	33.0	8.7	24.3
Residual commission buyouts (a)	3	21.1	15.5	5.6
Total intangible assets		$381.5	$196.4	$185.1

	Weighted Average	December 31, 2020
	Amortization Period (in years)	Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	8	$185.8	$106.5	$79.3
Acquired technology	9	105.1	42.2	62.9
Trademarks and trade names	9	57.4	39.1	18.3
Noncompete agreements	2	3.9	3.9	—
Capitalized software development costs	4	25.1	5.8	19.3
Leasehold interest	2	0.1	0.1	—
Residual commission buyouts (a)	3	20.0	13.5	6.5
Total intangible assets		$397.4	$211.1	$186.3

(a)	Residual commission buyouts include contingent payments of $3.5 million and $3.4 million as of June 30, 2021 and December 31, 2020, respectively.

As of June 30, 2021, the estimated amortization expense for intangible assets for each of the five succeeding years and thereafter is as follows:

2021 (remaining six months)	$26.6
2022	40.5
2023	27.6
2024	23.0
2025	21.8
Thereafter	45.6
Total	$185.1

Amounts charged to expense in the unaudited Condensed Consolidated Statements of Operations for amortization of intangible assets were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Depreciation and amortization expense	$9.4	$9.4	$19.5	$18.9
Cost of sales	4.7	3.5	9.2	6.9
Total	$14.1	$12.9	$28.7	$25.8

7.	Capitalized Acquisition Costs, Net

Capitalized acquisition costs, net were $32.8 million and $30.2 million at June 30, 2021 and December 31, 2020, respectively. This consists of upfront processing bonuses with a gross carrying value of $60.6 million and $55.7 million and accumulated amortization of $27.8 million and $25.5 million at June 30, 2021 and December 31, 2020, respectively.

Capitalized acquisition costs had a weighted average amortization period of three years at both June 30, 2021 and December 31, 2020. Amortization expense for capitalized acquisition costs is $5.1 million and $10.1 million for the three and six months ended June 30, 2021, respectively, and $3.7 million and $7.0 million for the three and six months ended June 30, 2020, respectively, and is included in “Cost of sales” in the unaudited Condensed Consolidated Statements of Operations.

As of June 30, 2021, the estimated future amortization expense for capitalized acquisition costs is as follows:

2021 (remaining six months)	$9.7
2022	14.8
2023	7.5
2024	0.8
Total	$32.8

8.	Equipment for Lease, Net

Equipment for lease, net consisted of the following:

	Weighted Average	June 30, 2021
	Depreciation Period (in years)	Carrying Value	Accumulated Depreciation	Net Carrying Value
Equipment under lease	3	$54.1	$14.0	$40.1
Equipment held for lease (a)	N/A	7.1	—	7.1
Total equipment for lease		$61.2	$14.0	$47.2

	Weighted Average	December 31, 2020
	Depreciation Period (in years)	Carrying Value	Accumulated Depreciation	Net Carrying Value
Equipment under lease	3	$36.5	$6.9	$29.6
Equipment held for lease (a)	N/A	7.0	—	7.0
Total equipment for lease, net		$43.5	$6.9	$36.6

(a)	Represents equipment that was not yet initially deployed to a merchant and, accordingly, is not being depreciated.

The amount charged to “Depreciation and amortization expense” in the unaudited Condensed Consolidated Statements of Operations for depreciation of equipment under lease was $5.1 million and $9.6 million for the three and six months ended June 30, 2021, respectively, with no corresponding amounts for the three and six months ended June 30, 2020. Effective June 30, 2020, the Company modified the terms and conditions of its SaaS arrangements and updated its operational procedures. As a result, beginning June 30, 2020, hardware provided under the Company’s SaaS agreements is accounted for as an operating lease.
9.	Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following:

	June 30,	December 31,
	2021	2020
Equipment	$20.0	$16.0
Capitalized software	9.6	8.7
Leasehold improvements	11.6	11.6
Furniture and fixtures	3.1	3.1
Vehicles	0.3	0.2
Total property and equipment, gross	44.6	39.6
Less: Accumulated depreciation	(27.1)	(24.5)
Total property and equipment, net	$17.5	$15.1

Amounts charged to expense in the unaudited Condensed Consolidated Statements of Operations for depreciation of property, plant and equipment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Depreciation and amortization expense	$1.0	$0.9	$1.8	$1.9
Cost of sales	0.4	0.4	0.8	0.8
Total depreciation expense	$1.4	$1.3	$2.6	$2.7

10.	Debt

The Company’s outstanding debt consisted of the following:

	June 30,	December 31,
	2021	2020
Convertible Notes due 2025 (2025 Convertible Notes)	$690.0	$577.5
Senior Notes due 2026 (2026 Senior Notes)	450.0	450.0
Other financing arrangements	—	0.9
Total borrowings	1,140.0	1,028.4
Less: Current portion of debt	—	(0.9)
	1,140.0	1,027.5
Less: Unamortized capitalized financing costs	(22.4)	(22.1)
Total long-term debt	$1,117.6	$1,005.4

Amortization of capitalized financing fees is included in “Interest expense” within the unaudited Condensed Consolidated Statements of Operations. Amortization expense was $1.2 million and $2.4 million for the three and six months ended June 30, 2021, respectively, and $1.0 million and $2.1 million for the three and six months ended June 30, 2020, respectively.

Senior Notes due 2026

In October 2020, the Company’s subsidiaries Shift4 Payments, LLC and Shift4 Payments Finance Sub, Inc. (together, the “Issuers”) issued an aggregate of $450.0 million principal amount of 4.625% Senior Notes due 2026 (“2026 Senior Notes”). The Company received net proceeds, after deducting initial purchasers’ discounts and estimated offering expenses, of approximately $442.8 million from the 2026 Senior Notes Offering. The net proceeds of the 2026 Senior Notes Offering, together with cash on hand, were used to repay the remaining $450.0 million left on the First Lien Term Loan Facility. The 2026 Senior Notes mature on November 1, 2026, and accrue interest at a rate of 4.625% per year. Interest on the 2026 Senior Notes is payable semi-annually in arrears on each May 1 and November 1, commencing on May 1, 2021. The Issuers may redeem all or a portion of the 2026 Senior Notes at any time prior to November 1, 2022 at a redemption price equal to 100% of the principal amount of the 2026 Senior Notes, plus the applicable “make-whole” premium as provided in the indenture governing the 2026 Senior Notes, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time on or after November 1, 2022, the Issuers may redeem all or a portion of the 2026 Senior Notes at the redemption prices set forth in the indenture governing the 2026 Senior Notes, plus accrued and unpaid interest, if any, to but excluding, the date of redemption. In addition, at any time prior to November 1, 2022, the Issuers may also redeem up to 40% of the original aggregate principal amount of the 2026 Senior Notes (including any additional 2026 Senior Notes) with the proceeds of certain equity offerings, at a redemption price equal to 104.625% of the principal amount of the 2026 Senior Notes, plus accrued and unpaid interest, if any to the redemption date. The Issuers may make such redemption so long as, after giving effect to any such redemption, at least 50% of the original aggregate principal amount of the 2026 Senior Notes (including any additional 2026 Senior Notes) remains outstanding (unless all 2026 Senior Notes are redeemed concurrently) and such redemption occurs not less than 10 days nor more than 60 days prior notice to the holders of the 2026 Senior Notes.

The 2026 Senior Notes have not been registered under the Securities Act of 1933, as amended (“Securities Act”), or the securities laws of any other jurisdiction. The 2026 Senior Notes were sold to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A and outside the United States pursuant to Regulation S of the Securities Act.

Convertible Notes due 2025

In December 2020, Shift4 Payments, Inc. issued an aggregate principal amount of $690.0 million of convertible senior notes due 2025 (“2025 Convertible Notes”) in an offering to qualified institutional buyers exempt from registration under the Securities Act. The Company received net proceeds, after deducting initial purchasers’ discounts and estimated offering expenses, of approximately $673.6 million from the 2025 Convertible Notes Offering. The 2025 Convertible Notes do not bear regular interest and will mature on December 15, 2025 unless earlier repurchased, redeemed or converted. The Company will settle conversions by paying in cash up to the principal amount of the 2025 Convertible Notes with any excess to be paid or delivered, as the case may be, in cash or shares of Class A common stock or a combination of both at its election, based on the conversion rate. The conversion rate for the 2025 Convertible Notes will initially be 12.4262 shares of Class A common stock per $1,000 principal amount of 2025 Convertible Notes (equivalent to an initial conversion price of approximately $80.48 per share of Class A common stock), subject to adjustment upon the occurrence of specified events. Before September 15, 2025, holders will have the right to convert their 2025 Convertible Notes under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ended March 31, 2021 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the 2025 Convertible Notes for each trading day of the 2025 Measurement Period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate in effect on each such trading day; (3) if the Company calls any or all of the 2025 Convertible Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. From and after September 15, 2025, holders may convert their 2025 Convertible Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. Upon conversion of the 2025 Convertible Notes, the Company will pay in cash the principal amount of the 2025 Notes with any excess to be paid or delivered, as the case may be, in cash or shares of the Company’s Class A common stock or a combination of both at the Company’s election. The 2025 Convertible Notes will be redeemable, in whole or in part, for cash at the Company’s option at any time, and from time to time, on or after December 20, 2023 and on or before the 40th scheduled trading day immediately before the maturity date, but only if the last reported sale price per share of the Company’s Class A common stock exceeds 130% of the conversion price for a specified period of time. The redemption price will be equal to the principal amount of the 2025 Convertible Notes to be redeemed, plus accrued and unpaid special interest, if any, to, but excluding, the redemption date. Upon the occurrence of a “fundamental change,” which term includes certain change of control transactions, the Company must offer to repurchase the 2025 Convertible Notes at a price equal to 100% of their principal amount, plus accrued and unpaid special interest, if any, to, but not including, the date of repurchase. In addition, if a “make-whole fundamental change” occurs prior to the maturity date or if the Company delivers a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its 2025 Convertible Notes in connection with such make-whole fundamental change or notice of redemption, as the case may be.

In connection with the issuance of the 2025 Convertible Notes, Shift4 Payments, Inc. entered into an Intercompany Convertible Note with Shift4 Payments, LLC, whereby Shift4 Payments, Inc. provided the net proceeds from the issuance of the 2025 Convertible Notes to Shift4 Payments, LLC in the amount of $673.6 million. The terms of the Intercompany Convertible Note mirror the terms of the 2025 Convertible Notes issued by Shift4 Payments, Inc. The intent of the Intercompany Convertible Note is to maintain the parity of shares of Class A common stock with LLC Units as required by the Shift4 Payments LLC Agreement.

As of December 31, 2020, in accounting for the issuance of the 2025 Convertible Notes, the Company separated the 2025 Convertible Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $114.2 million and was determined by deducting the fair value of the liability component from the par value of the 2025 Convertible Notes.

Debt issuance costs related to the 2025 Convertible Notes are comprised of discounts and commissions payable to the initial purchasers and third-party offering costs and total $16.4 million. As of December 31, 2020, the Company allocated the total amount incurred to the liability and equity components of the 2025 Note based on their relative values. Issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity.

The Company adopted ASU 2020-06 on January 1, 2021 using the modified retrospective transition method. As of December 31, 2020, the Company recorded a discount on the 2025 Convertible Notes of $111.5 million related to the separation of the conversion feature. This discount was removed upon adoption of this ASU. The adoption of ASU 2020-06 resulted in a decrease to additional paid-in capital of $111.5 million, a decrease to retained deficit of $1.6 million, and a net increase to long-term debt of $109.9 million.

The net carrying amount of the 2025 Convertible Notes was as follows:

	June 30,	December 31,
	2021	2020
Principal outstanding	$690.0	$690.0
Unamortized debt discount	—	(112.5)
Unamortized debt issuance costs	(14.5)	(13.5)
Net carrying value	$675.5	$564.0

The debt issuance costs are amortized to interest expense over the term of the 2025 Convertible Notes at an effective interest rate of 0.48%.

First Lien and Second Lien Term Loan Facility

As of December 31, 2019, Shift4 Payments, LLC had borrowings of $650.0 million in aggregate principal amount of secured term loans comprised of first lien term loans of $520.0 million due November 30, 2024 (“First Lien Term Loan Facility”) and second lien term loans of $130.0 million due November 30, 2025 (“Second Lien Term Loan Facility”). Interest with respect to the First Lien Term Loan Facility was payable quarterly in arrears at a rate of LIBOR plus 4.50% per annum. Interest with respect to the Second Lien Term Loan Facility was payable quarterly in arrears at a rate of LIBOR plus 8.50% per annum. The interest rate was determined based on Shift4 Payments, LLC first lien leverage ratio for the preceding fiscal quarter. Additional details on the credit agreement governing the First Lien Term Loan Facility are provided below under the heading “Revolving Credit Facility”.

In June 2020, the Company made $59.8 million in principal payments on the First Lien Term Loan Facility and repaid in full the $130.0 million outstanding under the Second Lien Term Loan Facility. In connection with these payments, the Company incurred a loss on extinguishment of debt of $7.1 million representing the unamortized capitalized financing costs associated with the prepaid debt, which was recorded to “Loss on extinguishment of debt” in the unaudited Condensed Consolidated Statements of Operations in the three and six months ended June 30, 2020.

In October 2020, the Company fully repaid the First Lien Term Loan Facility, as discussed above, using the proceeds from the 2026 Senior Notes.

Revolving Credit Facility

The credit agreement governing the First Lien Term Loan Facility (“First Lien Credit Agreement”) included a revolving credit facility that had a borrowing capacity of $90.0 million (“Revolving Credit Facility”), with a maturity date of November 30, 2022. The Company was in compliance with these covenants at December 31, 2020.

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

Amended and Restated Revolving Credit Facility

On January 29, 2021, the Company amended and restated its First Lien Credit Agreement (“Amended Credit Agreement”) and increased the borrowing capacity under the Revolving Credit Facility to $100.0 million, of which $25.0 million is available for letters of credit. Subject to certain exceptions, all obligations under the First Lien Term Credit Agreement were repaid in full and all commitments thereunder terminated in connection with the Amended Credit Agreement. In connection with the amendment, the Company incurred a loss on extinguishment of debt of $0.2 million, representing unamortized capitalized financing costs, which was recorded to “Loss on extinguishment of debt” in the unaudited Condensed Consolidated Statements of Operations in the three and six months ended June 30, 2021.

The Revolving Credit Facility matures on January 29, 2026, or, if greater than $150.0 million aggregate principal amount of the Company’s 2025 Convertible Notes remains outstanding on September 15, 2025, on that date.

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

The Amended Credit Agreement requires compliance with certain financial covenants, including a maximum secured leverage ratio, tested quarterly when the loans and certain letters of credit outstanding under the revolving credit facility exceed 35% of the total revolving commitments. In addition, the Amended Credit Agreement contains various covenants that, among other restrictions, limit the Company’s and its subsidiaries’ ability to incur indebtedness; incur certain liens; consolidate, merge or sell or otherwise dispose of assets; alter the business conducted by the Company and its subsidiaries; make investments, loans, advances, guarantees and acquisitions; enter into sale and leaseback transactions; pay dividends or make other distributions on equity interests, or redeem, repurchase or retire equity interests; enter into transactions with affiliates; enter into agreements restricting the ability to pay dividends; redeem, repurchase or refinance other indebtedness; and amend or modify governing documents. The Company was in compliance with these covenants at June 30, 2021.

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

Borrowing capacity on this Revolving Credit Facility was $99.5 million as of June 30, 2021, net of a $0.5 million letter of credit.

The 2025 Convertible Notes, 2026 Senior Notes and Revolving Credit Facility include certain restrictions on the ability of Shift4 Payments, LLC to make loans, advances, or pay dividends to Shift4 Payments, Inc.

11.	Other Consolidated Balance Sheet Components

Prepaid expenses and other current assets

Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2021	2020
Taxes receivable	$4.0	$1.2
Prepaid insurance	1.7	2.5
Prepaid merchant signing bonuses (a)	1.4	—
Other prepaid expenses (b)	7.1	6.5
Agent and employee loan receivables	0.3	0.3
Other current assets	0.3	1.0
Total prepaid expenses and other current assets	$14.8	$11.5

(a) Represents deal bonuses paid to merchants to obtain processing contracts.

(b) Includes prepayments related to information technology, rent, tradeshows and conferences.

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2021	2020
Residuals payable	$13.3	$6.8
Accrued interest	3.5	3.6
Accrued payroll	3.1	2.8
Deferred employer social security tax pursuant to the CARES Act	3.0	3.0
Deferred tenant reimbursement allowance	2.9	3.1
Escrow payable	2.3	2.3
Accrued rent	1.5	1.5
Taxes payable	1.5	1.4
Restructuring accrual	1.5	1.4
Other current liabilities	3.6	4.2
Total accrued expenses and other current liabilities	$36.2	$30.1

12.	Fair Value Measurement

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

The table below provides a reconciliation of the beginning and ending balances for the Level 3 contingent liabilities:

	Six Months Ended June 30,
	2021	2020
Balance at beginning of period	$—	$32.3
Additions (a)	—	1.7
Cash payments made for contingent liabilities related to earnout payments	(0.2)	(1.5)
Contingent liabilities related to change of control settled with Class A common stock and restricted stock units	—	(23.2)
Fair value adjustments	0.2	(8.7)
Balance at end of period	$—	$0.6

(a)

During the three months ended March 31, 2020, certain employment compensation agreements were amended. Consequently, previously recorded deferred compensation liabilities of $1.9 million associated with these agreements, included within “Other noncurrent liabilities” on the Consolidated Balance Sheet at December 31, 2019, were derecognized and new liabilities of $1.7 million were recognized at fair value within “Other noncurrent liabilities” on the unaudited Condensed Consolidated Balance Sheets. These contingent liabilities were settled at the IPO for 89,842 restricted stock units.

Fair value adjustments are recorded within “General and administrative expenses” within the unaudited Condensed Consolidated Statements of Operations. There were no transfers into or out of Level 3 during the six months ended June 30, 2021 and 2020.

The estimated fair value of the 2025 Convertible Notes and 2026 Senior Notes using quoted prices from over-the-counter markets, considered Level 2 inputs, was as follows.

	June 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
2025 Convertible Notes	$690.0	$937.3	$690.0	$843.9
2026 Senior Notes	450.0	470.7	450.0	468.0
Total	$1,140.0	$1,408.0	$1,140.0	$1,311.9

Other financial instruments not measured at fair value on the Company’s unaudited Condensed Consolidated Balance Sheets at June 30, 2021 and December 31, 2020 include cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses and other current liabilities as their estimated fair values reasonably approximate their carrying value as reported on the unaudited Condensed Consolidated Balance Sheets.

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

The Company has assessed the realizability of the net deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has recorded a full valuation allowance against the deferred tax assets at Shift4 Payments, Inc. as of June 30, 2021, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.

The Company’s effective tax rate was (421.4)% and (0.8)% for the three months ended June 30, 2021 and 2020, respectively, and (9.9)% and (0.4)% for the six months ended June 30, 2021 and 2020, respectively. The income tax benefit for the three and six months ended June 30, 2021 was different than the U.S. federal statutory income tax rate of 21% primarily due to the loss allocated to the noncontrolling interest, changes in the valuation allowances in the United States, the tax windfall related to vested equity-based compensation awards, and the near break-even loss before income taxes for the three months ended June 30, 2021. The income tax benefit for the three and six months ended June 30, 2020 was different than the U.S. federal statutory income tax rate of 21% primarily due to the loss allocated to the noncontrolling interest, changes in the valuation allowances in the United States and recording a tax benefit of $0.6 million for a net operating loss carryback at Shift4 Corporation which was allowed due to the CARES Act.

Tax Receivable Agreement

The Company expects to obtain an increase in its share of the tax basis in the net assets of Shift4 Payments, LLC as LLC Interests are redeemed from or exchanged by the Continuing Equity Owners at the option of the Company, determined solely by the Company’s independent directors. The Company intends to treat any redemptions and exchanges of LLC Interests as direct purchases of LLC Interests for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that it would otherwise pay in the future to various tax authorities. In connection with the Reorganization Transactions and the IPO, the Company entered into the Tax Receivable Agreement (“TRA”) with the Continuing Equity Owners.

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

The Company has not recognized any liability under the TRA after concluding it was not probable that such TRA Payments would be paid based on its estimates of future taxable income. No payments were made to the Continuing Equity Owners pursuant to the TRA during the three or six months ended June 30, 2021. The amounts payable under the TRA will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of Shift4 Payments, Inc. in the future. If the valuation allowance recorded against the deferred tax assets applicable to the tax attributes referenced above is released in a future period, the TRA liability may be considered probable at that time and recorded within earnings.

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

Total rent expense, which is included in “General and administrative expenses” in the unaudited Condensed Consolidated Statements of Operations, was $1.4 million and $2.9 million for the three and six months ended June 30, 2021, respectively, and $1.7 million and $3.4 million for the three and six months ended June 30, 2020, respectively.

The following are the future minimum rental payments required under the operating leases as of June 30, 2021:

2021 (remaining six months)	$2.9
2022	4.5
2023	3.6
2024	3.6
2025	3.1
Thereafter	6.8
Total	$24.5

The Company expects to receive future minimum lease payments for hardware provided under the Company’s SaaS agreements of $9.7 million from July 1, 2021 through June 30, 2022. See Note 8 for more information on the accounting for these operating leases.

15.	Related Party Transactions

The Company has a service agreement with the Founder, including access to aircrafts and a property. Total expense for this service, which is included in “General and administrative expenses” in the unaudited Condensed Consolidated Statements of Operations, was $0.3 million and $0.5 million for the three and six months ended June 30, 2021, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2020, respectively. There were no amounts outstanding at June 30, 2021 or December 31, 2020. On May 31, 2020, the Company amended the monthly fee and added services in this service agreement with the Founder.

Shift4 Payments, LLC incurred management fees to its respective shareholders, prior to the IPO, which is included in “Professional fees” in the unaudited Condensed Consolidated Statements of Operations, of $0.3 million and $0.8 million for the three and six months ended June 30, 2020, respectively

The Company incurred $1.2 million and $1.0 million in costs associated with the September 2020 and December 2020 Follow-on Offerings, respectively, that are reimbursable by Searchlight, and are included in “Accounts receivable, net” in the Consolidated Balance Sheets at December 31, 2020. The total receivable of $2.2 million was paid in the first quarter of 2021.

In February 2021, the Company accepted the transfer of the right to select a participant for one seat on board Inspiration4, the first all-civilian mission to space, from the Founder, who is also the commander of the mission. The right was transferred to the Company as a non-cash contribution and recorded at its estimated fair value of $2.1 million in “Additional paid-in capital” on the Company’s unaudited Condensed Consolidated Balance Sheets as of June 30, 2021, and expensed within “Advertising and marketing” on the unaudited Condensed Consolidated Statements of Operations in March 2021 when the participant was selected for the mission through a contest held by the Company.

In the six months ended June 30, 2021, the Company incurred a significant amount of nonrecurring expenses to integrate, rebrand and promote 3dcart to Shift4Shop in conjunction with the Inspiration4 announcement. The Company leveraged this unique opportunity to deploy Shift4Shop and promote the Shift4 brand as a whole. A portion of these expenses represented a combined marketing and promotion effort designed to bring attention to both Shift4Shop and the Inspiration4 mission. Management performed a review of the expenses and determined that certain expenses, totaling $0.8 million, were directly associated with the mission and were reimbursed by the Founder as of June 30, 2021.

Rook entered into a margin loan agreement in September 2020, (“September 2020 Margin Loan”), pursuant to which it pledged LLC Interests and shares of the Company’s Class A and Class B common stock (collectively, “Rook Units”) to secure a margin loan. The September 2020 Margin Loan was repaid in March 2021.

Rook entered into a margin loan agreement, replacing the September 2020 Margin Loan, in March 2021 (“March 2021 Margin Loan”), pursuant to which it pledged Rook Units to secure a margin loan. If Rook were to default on its obligations under the margin loan and fail to cure such default, the lender would have the right to exchange and sell up to 10,000,000 Rook units for an equal number of the Company’s Class A common stock to satisfy Rook’s obligation.

In March 2021, the Founder, through a wholly-owned special purpose vehicle (“SPV”), entered into a variable prepaid forward contract (“VPF Contract”) with an unaffiliated dealer (“Dealer”), covering approximately 2.0 million shares of the Company’s Class A common stock. The VPF Contract is scheduled to settle on specified dates in February, March and April 2023, at which time the actual number of shares of the Company’s Class A common stock to be delivered by the SPV will be determined based on the price of the Company’s Class A common stock on such dates relative to the forward floor price of $73.19 per share and the forward cap price of $137.24 per share, with the aggregate number not to exceed approximately 2.0 million shares, which is the number of shares of Company’s Class B common stock and LLC units pledged by Rook to secure its obligations under the contract. Subject to certain conditions, the SPV can also elect to settle the VPF Contract in cash and thereby retain full ownership of the pledged shares and units. If Rook were to default on its obligations under the VPF Contract and fail to cure such default, the Dealer would have the right to exchange the pledged Class B stock and LLC interests for an equal number of the Company’s Class A common stock, and sell such Class A common stock to satisfy Rook’s obligation.
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

During the three and six months ended June 30, 2020, $0.9 million and $2.1 million, respectively, of preferred dividends were accrued and recognized as a reduction of “Members’ Deficit.” In connection with the Reorganization Transactions, the redeemable preferred units were converted into LLC Interests.

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

Shift4 Payments, Inc. is the sole managing member of Shift4 Payments, LLC, and consolidates the financial results of Shift4 Payments, LLC. The noncontrolling interests balance represents the economic interest in Shift4 Payments, LLC held by the Continuing Equity Owners. The following table summarizes the ownership of LLC Interests in Shift4 Payments, LLC:

	LLC Interests			Ownership percentage
	Shift4 Payments, Inc.	Continuing Equity Owners	Total	Shift4 Payments, Inc.	Continuing Equity Owners	Total
Balances at December 31, 2020	49,926,802	30,625,857	80,552,659	62.0%	38.0%	100.0%
Issuance of LLC units	2,325,489	—	2,325,489	1.0%	(1.0%)	—
Redemption of LLC units	2,385,453	(2,385,453)	—	2.9%	(2.9%)	—
Balances at June 30, 2021	54,637,744	28,240,404	82,878,148	65.9%	34.1%	100.0%

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

2020 Incentive Award Plan

In June 2020, the Company adopted the 2020 Incentive Award Plan (“2020 Plan”), which provides for the grant of stock options, restricted stock dividend equivalents, stock payments, Restricted Stock Units (“RSUs”), Performance Restricted Stock Units (“PRSUs”), stock appreciation rights, and other stock or cash awards. A maximum of 7,159,924 shares of the Company’s common stock is available for issuance under the 2020 Plan. The number of shares available for issuance is subject to an annual increase on the first day of each year beginning in 2021 and ending in and including 2030, equal to the lesser of (1) 1% of the shares outstanding (on an as-converted basis, taking into account any and all securities convertible into, or exercisable, exchangeable or redeemable for, shares of Common Stock (including LLC Interests of Shift4 Payments, LLC)) on the last day of the immediately preceding fiscal year and (2) such smaller number of shares as determined by the Company’s board of directors.

RSUs and PRSUs

RSUs represent the right to receive shares of the Company’s Class A common stock at a specified date in the future.

RSU activity for the six months ended June 30, 2021 was as follows:

	Six Months Ended June 30, 2021
	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested balance at beginning of period	4,840,508	$24.35
Granted (a)	163,265	$74.80
Vested	(3,240,146)	$22.74
Forfeited or cancelled	(6,715)	$42.10
Unvested balance at end of period	1,756,912	$31.90

(a)

Includes 77,326 RSUs not subject to continued service, which vested immediately in March 2021 and 35,973 RSUs issued in connection with the VenueNext acquisition, which vest at anniversary dates ranging from six months to two years.

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

The Company recognized equity-based compensation expense of $6.6 million and $20.6 million for the three and six months ended June 30, 2021 and $50.0 million for both the three and six months ended June 30, 2020. At June 30, 2021, the total unrecognized equity-based compensation expense related to outstanding RSUs and PRSUs was $45.9 million, which is expected to be recognized over a weighted-average period of 2.03 years.

21.	Basic and Diluted Net Income (Loss) per Share

The following table presents the calculation of basic and diluted net income (loss) per share for the periods following the Reorganization Transactions under the two-class method.

Basic and diluted income (loss) per share of the Company is calculated for the Company's current outstanding classes of common stock. Prior to the Reorganization Transactions, the Shift4 Payments, LLC membership structure included Class A Common units and Class B Common units. Certain of these units were exchanged for Class A and Class C common stock of the Company in the Reorganization Transactions, but not in a proportionate manner, with the remaining units reflecting a noncontrolling interest in the Company. The basic and diluted loss per share for the three and six months ended June 30, 2020 represents only the period from June 5, 2020 to June 30, 2020, the period where the Company had outstanding Class A and Class C common stock.

Basic net income (loss) per share has been computed by dividing net income (loss) attributable to common shareholders by the weighted average number of shares of common stock outstanding for the same period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period in which the shares were outstanding. Diluted net income (loss) per share has been computed in a manner consistent with that of basic net income (loss) per share while giving effect to all shares of potentially dilutive common stock that were outstanding during the period.

	Three Months Ended June 30,	Six Months Ended June 30,	June 5, 2020 through
	2021	2021	June 30, 2020
Net income (loss)	$4.5	$(46.5)	$(2.1)
Less: Net income (loss) attributable to noncontrolling interests	1.3	(16.9)	(1.1)
Net income (loss) attributable to Shift4 Payments, Inc.	$3.2	$(29.6)	$(1.0)
Adjustment to net income (loss) attributable to common stockholders	—	(0.3)	(0.1)
Net income (loss) attributable to common stockholders - basic	$3.2	$(29.9)	$(1.1)

Numerator - allocation of net income (loss) attributable to common stockholders:
Net income (loss) allocated to Class A common stock - basic	$2.7	$(24.8)	$(0.5)
Reallocation of net income attributable to common stockholders from assumed conversion of LLC interests and assumed vesting of RSUs	1.4	—	—
Net income (loss) allocated to Class A common stock - diluted	$4.1	$(24.8)	$(0.5)

Net income (loss) allocated to Class C common stock - basic	$0.5	$(5.1)	$(0.6)
Reallocation of net income attributable to common stockholders from assumed conversion of LLC interests and assumed vesting of RSUs	(0.1)	—	—
Net income (loss) allocated to Class C common stock - diluted	$0.4	$(5.1)	$(0.6)

Denominator:
Weighted average shares of Class A common stock outstanding - basic	46,297,553	44,492,680	19,002,563
Effect of dilutive securities:
LLC Interests	28,869,471	—	—
RSUs	1,726,595	—	—
Convertible notes	101,713	—	—
Weighted average shares of Class A common stock outstanding - diluted	76,995,332	44,492,680	19,002,563

Weighted average shares of Class C common stock outstanding - basic and diluted	8,151,747	9,075,667	20,139,163

Net income (loss) per share - Basic:
Class A common stock	$0.06	$(0.56)	$(0.03)
Class C common stock	$0.06	$(0.56)	$(0.03)
Net income (loss) per share - Diluted:
Class A Common Stock	$0.05	$(0.56)	$(0.03)
Class C Common Stock	$0.05	$(0.56)	$(0.03)

The following were excluded from the calculation of diluted net income (loss) per share as the effect would be anti-dilutive.

	Three months ended	Six months ended	June 5, 2020 through
	June 30, 2021	June 30, 2021	June 30, 2020
LLC Interests that convert into potential Class A common shares	—	28,240,404	39,204,989
RSUs and performance RSUs - employee	—	1,742,656	2,177,628
RSUs - non-employee directors	—	10,244	52,660
2025 Convertible Notes	—	50,856	—
Total	—	30,044,160	41,435,277

22.	Supplemental Cash Flows Information

Supplemental cash flows disclosures and noncash information consisted of the following:

	Six Months Ended June 30,
	2021	2020
Cash paid for interest	$10.5	$26.6
Cash paid for income taxes, net of refunds	0.3	0.1
Noncash operating activities
Deferred compensation settled with restricted stock units	—	2.1
Noncash investing activities
Shares and equity-based compensation awards issued in connection with VenueNext acquisition	26.3	—
Equipment for lease	5.8	—
Capitalized software development costs	0.5	—
Noncash financing activities
Contingent consideration settled with Class A common stock	—	21.1
Right associated with Inspiration4 seat	2.1	—
Short-term financing for directors and officers insurance	—	3.4
Preferred return on preferred stock settled with LLC Interests	—	2.3

23.	Segments

Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) for the purposes of allocating resources and evaluating financial performance. The Company’s CODM is the chief executive officer, who reviews financial information on a consolidated level for purposes of allocating resources and evaluating financial performance, and as such, the Company’s operations constitute one operating segment and one reportable segment.

The following table summarizes gross revenue by revenue type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Payments-based revenue	$324.8	$121.2	$540.7	$297.6
Subscription and other revenues	26.2	20.6	49.6	43.6
Total gross revenue	351.0	141.8	590.3	341.2
Less: network fees	214.7	74.4	356.5	194.7
Less: Other costs of sales	58.2	35.8	103.9	71.5
Gross profit	$78.1	$31.6	$129.9	$75.0

24.	Subsequent Events

Convertible Notes Offering – 2027 Notes

On July 26, 2021, the Company issued an aggregate $632.5 million of convertible senior notes due 2027 (“2027 Convertible Notes”) to qualified institutional buyers in an offering exempt from registration under the Securities Act. The Company received net proceeds, after deducting initial purchasers’ discounts and estimated offering expenses, of approximately $617.6 million from the 2027 Convertible Notes offering. The net proceeds of the 2027 Notes Offering, together with cash on hand, will be used for general corporate purposes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the information presented in unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on March 8, 2021 (“2020 Form 10-K”). The following discussion and analysis reflects the historical results of operations and financial position of Shift4 Payments, LLC and its consolidated subsidiaries prior to the Reorganization Transactions (as defined below) on June 4, 2020 and that of Shift4 Payments, Inc. and its consolidated subsidiaries (including Shift4 Payments, LLC) following the completion of the Reorganization Transactions. In addition to historical information, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, liquidity and capital resources, that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described in “Cautionary Note Regarding Forward-Looking Statements,” and “Risk Factors” in Part I, Item 1A of the 2020 Form 10-K. We assume no obligation to update any of these forward-looking statements.

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

•

“LLC Interests” refers to the common units of Shift4 Payments, LLC, including those that we purchased directly from Shift4 Payments, LLC with the proceeds from our initial public offering (“IPO”) and the concurrent private placement and the common units of Shift4 Payments, LLC that we acquired from the Former Equity Owners in connection with the consummation of the Reorganization Transactions. See the section entitled “Initial public offering and concurrent private placement” below.

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

Our end-to-end payments offering combines our payments platform, including our proprietary gateway and breadth of software integrations, and our suite of technology solutions to create a compelling value proposition for our merchants. Our end-to end payment volume was $11.8 billion and $4.2 billion for the three months ended June 30, 2021 and 2020, respectively, and $19.8 billion and $10.4 billion for the six months ended June 30, 2021 and 2020, respectively. This end-to-end payment volume contributed approximately 68% and 57% of gross revenue less network fees for the three months ended June 30, 2021 and 2020, respectively, and 65% and 57% of gross revenue less network fees for the six months ended June 30, 2021 and 2020, respectively.

Our merchants range from small to medium sized businesses to large and complex enterprises across numerous verticals including lodging, leisure, stadiums and arenas, and food and beverage.

Revision of Previously Issued Financial Statements

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the revision of our previously reported consolidated financial statements for the three and six months ended June 30, 2020. See Note 1 in the notes to the accompanying unaudited condensed consolidated financial statements for more information.

Recent acquisition

VenueNext

On March 3, 2021, we acquired VenueNext Inc. (“VenueNext”), a leader in integrated payments solutions in sporting arenas and event complexes, for $68.5 million in aggregate purchase consideration. We believe this acquisition enhances our presence and capabilities in a number of large and growing verticals such as stadiums and arenas, while significantly expanding our total addressable market with entry into entertainment, universities, theme parks, airports, and other verticals. See Note 2 in the notes to the accompanying unaudited condensed consolidated financial statements for more information.

Recent developments

Investments in securities

As of June 30, 2021, we invested $27.5 million in shares of Space Exploration Technologies Corp.(“SpaceX”), which designs, manufactures, and launches advanced rockets, spacecraft and satellites and $2.0 million in Sightline Payments, Inc. (“Sightline Payments”), a financial technology company that provides cashless, mobile, and omni-channel commerce solutions for the gaming, lottery, sports betting and other industries.

Convertible Notes Offering – 2027 Notes

On July 26, 2021, we issued an aggregate $632.5 million of convertible senior notes due 2027 (“2027 Convertible Notes”) to qualified institutional buyers in an offering exempt from registration under the Securities Act. We received net proceeds, after deducting initial purchasers’ discounts and estimated offering expenses, of approximately $617.6 million from the 2027 Convertible Notes offering. The net proceeds of the 2027 Notes Offering, together with cash on hand, will be used for general corporate purposes.

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

Our business was not significantly impacted by the COVID-19 pandemic until the latter part of March 2020, at which time our end-to-end payment volumes declined 70%. Since late March 2020 when shelter-in-place, social distancing, the closing of non-essential businesses and other restrictive measures were first put in place across the United States, we have seen a significant recovery in our end-to-end payment volumes despite volumes in certain merchant categories associated with international travel, corporate travel and stadium occupancy running lower than pre COVID-19 pandemic levels. End-to-end payment volumes for the second quarter of 2021 were approximately 180% higher than end-to-end payment volumes in the second quarter of 2020 and approximately 48% higher than the first quarter of 2021 as a result of merchants reopening their operations, new merchant onboarding and a growing number of gateway merchants converting to our end-to-end solution in 2021. While gross revenue and end-to-end payment volumes for the three and six months ended June 30, 2021 have exceeded those for the three and six months ended June 30, 2020, we will continue to evaluate the nature and extent of potential COVID-19-related impacts to our business, consolidated results of operations, and liquidity. See “Risk Factors” in Part I, Item 1A of our 2020 Form 10-K.

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

Investment in product, distribution and operations. We make significant investments in both new product development and existing product enhancement, such as mobile point-of-sale and cloud enablement for our software partners’ existing systems. New product features and functionality are brought to market through varied distribution and promotional activities including collaborative efforts with industry leading software providers, trade shows, and customer conferences. Further, we will continue to invest in operational support in order to maintain service levels expected by our merchant customers. We believe these investments in product development and software integrations will lead to long-term growth and profitability. For example, numerous new products and enhancements that we introduced continue to allow our merchants the ability to enhance the customer experience in a more dynamic commerce environment through contactless payment methods and QR code based mobile payment technologies.

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

Subscription and other revenues include software as a service (“SaaS”) fees for point-of-sale systems and terminals provided to merchants and our Shift4Shop eCommerce platform. Point-of-sale and terminal SaaS fees are assessed based on the type and quantity of equipment deployed to the merchant. Shift4Shop SaaS fees are based on the eCommerce platform chosen by the merchant. SaaS fees also include statement fees, fees for our proprietary business intelligence software, annual fees, regulatory compliance fees and other miscellaneous services such as help desk support and warranties on equipment. Subscription and other revenues also includes revenue derived from software license sales, hardware sales, third party residuals and fees charged for technology support.

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

Loss on extinguishment of debt represents losses recorded for unamortized capitalized financing costs associated with debt prepayments.

Other income, net primarily consists of other non-operating items.

Interest expense consists of interest costs incurred on our borrowings and amortization of capitalized financing costs.

Income tax benefit represents federal, state and local taxes based on income in multiple jurisdictions.

Net income (loss) attributable to noncontrolling interests arises from net income (loss) from the non-owned portion of businesses where we have a controlling interest but less than 100% ownership. This represents the noncontrolling interests in Shift4 Payments, LLC and its consolidated subsidiaries, which is comprised of the income (loss) allocated to Continuing Equity Owners as a result of their proportional ownership of LLC Interests.

Comparison of results for the three months ended June 30, 2021 and 2020

The following table sets forth the consolidated statements of operations for the periods presented.

	Three Months Ended June 30,
(in millions)	2021	2020	$ change	% change
Payments-based revenue	$324.8	$121.2	$203.6	168.0%
Subscription and other revenues	26.2	20.6	5.6	27.2%
Total gross revenue	351.0	141.8	209.2	147.5%
Less: network fees	214.7	74.4	140.3	188.6%
Less: Other costs of sales	58.2	35.8	22.4	62.6%
Gross profit	78.1	31.6	46.5	147.2%
General and administrative expenses	51.7	88.3	(36.6)	(41.4%)
Depreciation and amortization expense	15.5	10.4	5.1	49.0%
Professional fees	3.5	1.2	2.3	191.7%
Advertising and marketing expenses	2.5	0.8	1.7	212.5%
Restructuring expenses	—	0.1	(0.1)	NM
Other operating (income) expense, net	—	(12.4)	12.4	NM
Total operating expenses	73.2	88.4	(15.2)	(17.2%)
Income (loss) from operations	4.9	(56.8)	61.7	(108.6%)
Loss on extinguishment of debt	—	(7.1)	7.1	NM
Other income, net	—	0.2	(0.2)	NM
Interest expense	(6.3)	(11.7)	5.4	(46.2%)
Loss before income taxes	(1.4)	(75.4)	74.0	(98.1%)
Income tax benefit	5.9	0.6	5.3	NM
Net income (loss)	4.5	(74.8)	$79.3	(106.0%)
Net income (loss) attributable to noncontrolling interests (a)	1.3	(73.8)	75.1	(101.8%)
Net income (loss) attributable to Shift4 Payments, Inc.	$3.2	$(1.0)	$4.2	NM
(a)

For the three months ended June 30, 2020, includes the period April 1, 2020 through June 4, 2020, the date the SEC declared effective our Registration Statement on Form S-1 filed in connection with our IPO.

Gross Revenue

Gross revenue was $351.0 million for the three months ended June 30, 2021, compared to $141.8 million for the three months ended June 30, 2020, an increase of $209.2 million or 147.5%. Gross revenue is comprised of payments-based revenue and subscription and other revenues.

Payments-based revenue was $324.8 million for the three months ended June 30, 2021, compared to $121.2 million for the three months ended June 30, 2020, an increase of $203.6 million or 168.0%. The increase in payments-based revenue is primarily driven by an increase in end-to-end payment volume of $7.6 billion, or approximately 180%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The COVID-19 pandemic impacted our end-to-end payment volumes beginning mid-March 2020 when shelter-in-place, social distancing, the closing of non-essential businesses and other restrictive measures were first put in place across the United States.

Subscription and other revenues were $26.2 million for the three months ended June 30, 2021, compared to $20.6 million for the three months ended June 30, 2020, an increase of $5.6 million or 27.2%. The increase is driven primarily by the 3dcart, VenueNext and hospitality technology vendor acquisitions which collectively contributed $5.9 million more to subscription and other revenues in the three months ended June 30, 2021, compared to the three months ended June 30, 2020. In addition, we granted temporary fee waivers on certain products from

March 2020 through June 2020 in an aggregate amount of $1.9 million as a result of the COVID-19 pandemic. This was offset by a decrease in hardware revenue of $1.2 million primarily due to hardware provided under our SaaS arrangements being accounted for as operating leases in the second quarter of 2021, whereby revenue is recognized monthly, compared to the second quarter of 2020, when it was recognized at the time of shipment.

Network Fees

Network fees were $214.7 million for the three months ended June 30, 2021, compared to $74.4 million for the three months ended June 30, 2020, an increase of $140.3 million or 188.6%. This increase is correlated with the increase in end-to-end payment volume as described above.

Gross revenue less network fees was $136.3 million for the three months ended June 30, 2021, compared to $67.4 million for the three months ended June 30, 2020, an increase of $68.9 million or 102.2%. The increase in gross revenue less network fees is largely correlated with the increase in end-to-end payment volume. See “—Key performance indicators and non-GAAP measures” for a reconciliation of gross profit to gross revenue less network fees.

Other costs of sales

Other costs of sales was $58.2 million for the three months ended June 30, 2021, compared to $35.8 million for the three months ended June 30, 2020, an increase of $22.4 million, or 62.6%. This increase was primarily a result of:

•	higher residual commissions of $20.1 million driven by the growth in gross revenue less network fees;
•	the 3dcart, VenueNext and hospitality technology vendor acquisitions which collectively contributed $4.6 million to other costs of sales in the three months ended June 30, 2021;
•	higher capitalized acquisition cost amortization of $1.6 million related to deal bonuses paid to VARs to obtain processing contracts; and,
•	higher capitalized software development amortization of $0.6 million; partially offset by,
•

the impact of modifying the terms and conditions of our SaaS arrangements and updating our operational procedures to account for our hardware as operating leases, which resulted in a decline of $6.5 million in costs of sales. Effective June 30, 2020, equipment leased to merchants is capitalized as a fixed asset, whereas, prior to June 30, 2020, these arrangements were accounted for as sales-type leases and expensed when deployed.

Operating expenses

General and administrative expenses. General and administrative expenses were $51.7 million for the three months ended June 30, 2021, compared to $88.3 million for the three months ended June 30, 2020, a decrease of $36.6 million or 41.4%. The decrease was primarily due to lower equity-based compensation expense of $49.9 million in the three months ended June 30, 2021, compared to the three months ended June 30, 2020, as a result of compensation expense recognized in the three months ended June 30, 2020 related to contractual change of control bonuses in connection with the IPO. See Note 20 in the notes to the accompanying unaudited condensed consolidated financial statements for more information on equity-based compensation and Note 12 in the notes to the accompanying unaudited condensed consolidated financial statements for more information on contingent liabilities. This was offset by higher employee-related expenses of $10.0 million in the three months ended June 30, 2021, compared to the three months ended June 30, 2020, as a result of our continued growth and expansion. In addition, the recent acquisitions of VenueNext, 3dcart and a hospitality technology vendor collectively contributed $3.5 million in general and administrative expenses in the three months ended June 30, 2021.

Depreciation and amortization expense. Depreciation and amortization expense was $15.5 million for the three months ended June 30, 2021, compared to $10.4 million for the three months ended June 30, 2020, an increase of $5.1 million or 49.0%. The increase was primarily due to hardware provided under our SaaS arrangements being accounted for as operating leases, effective June 30, 2020, while previously they were accounted for as sales-type leases. See Note 3 in the notes to the accompanying unaudited condensed consolidated financial statements for more information on the change to the terms and conditions of our SaaS arrangements.

Professional fees. Professional fees were $3.5 million for the three months ended June 30, 2021, compared to $1.2 million for the three months ended June 30, 2020, an increase of $2.3 million or 191.7%. The increase was due to acquisition-related costs and increased fees related to requirements of operating as a public company.

Advertising and marketing. Advertising and marketing expenses were $2.5 million for the three months ended June 30, 2021, compared to $0.8 million for the three months ended June 30, 2020, an increase of $1.7 million or 212.5%. The increase was partially due to expenses related to the integration of 3dcart and its rebranding as Shift4Shop. These expenses are anticipated to be nonrecurring in nature. In addition, the VenueNext, 3dcart and hospitality technology vendor acquisitions collectively contributed $0.7 million in advertising and marketing expenses in the three months ended June 30, 2021, as compared to the three months ended June 30, 2020.

Other operating (income) expense, net

Other operating (income) expense, net includes the impact of modifying the terms and conditions of our SaaS arrangements and updating our operational procedures. As a result, beginning June 30, 2020, hardware provided under our SaaS agreements is accounted for as an operating lease, whereas prior to June 30, 2020, these arrangements were accounted for as sales-type leases. An adjustment of $12.4 million was recorded in the three months ended June 30, 2020 to reflect the impact of the lease modifications.

Loss on extinguishment of debt

In connection with the pre-payment of $59.8 million on the First Lien Term Loan Facility and the full repayment of $130.0 million on the Second Lien Term Loan Facility, we incurred a non-cash loss on extinguishment of debt of $7.1 million in the three months ended June 30, 2020 representing the unamortized capitalized financing costs associated with the debt prepayment. See Note 10 to the accompanying unaudited condensed consolidated financial statements for more information.

Interest expense

Interest expense was $6.3 million for the three months ended June 30, 2021, compared to $11.7 million for the three months ended June 30, 2020, a decrease of $5.4 million or 46.2%. This decrease in interest expense was primarily due to the pre-payments for the First Lien and Second Lien Term Loan Facilities and the repayment of the Revolving Credit Facility, all of which were completed in June 2020, which impacted interest expense by approximately $4.2 million. In addition, the debt refinancing in October 2020 reduced the interest rate on our First Lien Term Loan Facility from 5.50% to 4.625% on the 2026 Senior Notes, which reduced interest expense by $1.2 million for the three months ended June 30, 2021.

Income tax benefit

The effective tax rate for the three months ended June 30, 2021 was (421.4)%, compared to the effective tax rate for the three months ended June 30, 2020 of (0.8)%.

The 2021 income tax benefit was different than the U.S. federal statutory income tax rate of 21% primarily due to the loss allocated to the noncontrolling interest, changes in the valuation allowances in the United States, the tax windfall related to vested equity-based compensation awards, and the near break-even loss before income taxes for the three months ended June 30, 2021. The income tax benefit for the three months ended June 30, 2020 was different than the U.S. federal statutory income tax rate of 21% primarily due to the loss allocated to the noncontrolling interest, changes in the valuation allowances in the United States and recording a tax benefit of $0.6 million for a net operating loss carryback at Shift4 Corporation which was allowed due to the CARES Act.

Net income (loss) attributable to noncontrolling interests

Net income (loss) attributable to noncontrolling interests of Shift4 Payments, LLC was $1.3 million for the three months ended June 30, 2021, compared to $(73.8) million for the three months ended June 30, 2020. The net loss incurred for the three months ended June 30, 2020 includes the net loss incurred prior to the Reorganization and prior to June 4, 2020, the date the SEC declared effective our Registration Statement on Form S-1 filed in connection with our IPO.

Comparison of results for the six months ended June 30, 2021 and 2020

The following table sets forth the consolidated statements of operations for the periods presented.

	Six Months Ended June 30,
(in millions)	2021	2020	$ change	% change
Payments-based revenue	$540.7	$297.6	$243.1	81.7%
Subscription and other revenues	49.6	43.6	6.0	13.8%
Total gross revenue	590.3	341.2	249.1	73.0%
Less: network fees	356.5	194.7	161.8	83.1%
Less: Other costs of sales	103.9	71.5	32.4	45.3%
Gross profit	129.9	75.0	54.9	73.2%
General and administrative expenses	105.2	109.4	(4.2)	(3.8%)
Depreciation and amortization expense	30.9	20.9	10.0	47.8%
Professional fees	9.7	2.9	6.8	234.5%
Advertising and marketing expenses	22.6	2.1	20.5	NM
Restructuring expenses	0.1	0.3	(0.2)	(66.7%)
Other operating (income) expense, net	—	(12.4)	12.4	NM
Total operating expenses	168.5	123.2	45.3	36.8%
Loss from operations	(38.6)	(48.2)	9.6	(19.9%)
Loss on extinguishment of debt	(0.2)	(7.1)	6.9	(97.2%)
Other income, net	—	0.1	(0.1)	NM
Interest expense	(12.8)	(25.0)	12.2	(48.8%)
Loss before income taxes	(51.6)	(80.2)	28.6	(35.7%)
Income tax benefit	5.1	0.3	4.8	NM
Net loss	(46.5)	(79.9)	$33.4	(41.8%)
Net loss attributable to noncontrolling interests (a)	(16.9)	(78.9)	62.0	(78.6%)
Net loss attributable to Shift4 Payments, Inc.	$(29.6)	$(1.0)	$(28.6)	NM
(a)

For the six months ended June 30, 2020, includes the net loss incurred prior to the Reorganization Transactions and prior to June 4, 2020, the date the SEC declared effective our Registration Statement on Form S-1 filed in connection with our IPO.

Gross Revenue

Gross revenue was $590.3 million for the six months ended June 30, 2021, compared to $341.2 million for the six months ended June 30, 2020, an increase of $249.1 million or 73.0%. Gross revenue is comprised of payments-based revenue and subscription and other revenues.

Payments-based revenue was $540.7 million for the six months ended June 30, 2021, compared to $297.6 million for the six months ended June 30, 2020, an increase of $243.1 million or 81.7%. The increase in payments-based revenue is primarily driven by an increase in end-to-end payment volume of $9.4 billion, or approximately 91%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The COVID-19 pandemic impacted our end-to-end payment volumes beginning mid-March 2020 when shelter-in-place, social distancing, the closing of non-essential businesses and other restrictive measures were first put in place across the United States.

Subscription and other revenues were $49.6 million for the six months ended June 30, 2021, compared to $43.6 million for the six months ended June 30, 2020, an increase of $6.0 million or 13.8%. The increase is driven by the 3dcart, VenueNext and hospitality technology vendor acquisitions which collectively contributed $10.7 million more to subscription and other revenues in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This was offset by a decrease in hardware revenue of $2.8 million primarily due to hardware provided under our SaaS arrangements being accounted for as operating leases in the six months ended June 30, 2021, whereby revenue is recognized monthly, as compared to the six months ended June 30, 2020, when it was recognized at the time of shipment. In addition, software license revenue declined $0.7 million from the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.

Network Fees

Network fees were $356.5 million for the six months ended June 30, 2021, compared to $194.7 million for the six months ended June 30, 2020, an increase of $161.8 million or 83.1%. This increase is correlated with the increase in end-to-end payment volume as described above.

Gross revenue less network fees was $233.8 million for the six months ended June 30, 2021, compared to $146.5 million for the six months ended June 30, 2020, an increase of $87.3 million or 59.6%. The increase in gross revenue less network fees is largely correlated with the increase in end-to-end payment volume. See “—Key performance indicators and non-GAAP measures” for a reconciliation of gross profit to gross revenue less network fees.

Other costs of sales

Other costs of sales was $103.9 million for the six months ended June 30, 2021, compared to $71.5 million for the six months ended June 30, 2020, an increase of $32.4 million, or 45.3%. This increase was primarily a result of:

•	higher residual commissions of $26.7 million driven by the growth in gross revenue less network fees;
•

higher than normal chargeback losses during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 driven by the business failure of one merchant causing $5.5 million in estimated unrecoverable chargeback transactions in 2021;

•	the 3dcart, VenueNext and hospitality technology vendor acquisitions which collectively contributed $6.2 million to other costs of sales in the three months ended June 30, 2021;
•	higher capitalized software development amortization of $1.2 million; and,
•	higher capitalized acquisition cost amortization of $3.2 million related to deal bonuses paid to VARs to obtain processing contracts; partially offset by,
•

the impact of modifying the terms and conditions of our SaaS arrangements and updating our operational procedures to account for our hardware as operating leases, which resulted in a decline of $12.6 million in costs of sales. Effective June 30, 2020, equipment leased to merchants is capitalized as a fixed asset, whereas, prior to June 30, 2020, these arrangements were accounted for as sales-type leases and expensed when deployed.

Operating expenses

General and administrative expenses. General and administrative expenses were $105.2 million for the six months ended June 30, 2021, compared to $109.4 million for the six months ended June 30, 2020, a decrease of $4.2 million or 3.8%. The decrease was due to lower equity-based compensation expense of $27.5 million in the six months ended June 30, 2021, compared to the six months ended June 30, 2020, as a result of compensation expense recognized in the six months ended June 30, 2020 related to contractual change of control bonuses in connection with the IPO. See Note 20 in the notes to the accompanying unaudited condensed consolidated financial statements for more information on equity-based compensation and Note 12 in the notes to the accompanying unaudited condensed consolidated financial statements for more information on contingent liabilities. This was offset by higher employee-related expenses of $12.2 million in the six months ended June 30, 2021, compared to the six months ended June 30, 2020, as a result of our continued growth and expansion. In addition, the recent acquisitions of VenueNext, 3dcart and a hospitality technology vendor collectively contributed $11.3 million in general and administrative expenses in the six months ended June 30, 2021.

Depreciation and amortization expense. Depreciation and amortization expense was $30.9 million for the six months ended June 30, 2021, compared to $20.9 million for the six months ended June 30, 2020, an increase of $10.0 million or 47.8%. The increase was primarily due to hardware provided under our SaaS arrangements being accounted for as operating leases, effective June 30, 2020, while previously they were accounted for as sales-type leases. Depreciation expense incurred for the six months ended June 30, 2021 related to these operating leases was $9.6 million. See Note 3 in the notes to the accompanying unaudited condensed consolidated financial statements for more information on the change to the terms and conditions of our SaaS arrangements.

Professional fees. Professional fees were $9.7 million for the six months ended June 30, 2021, compared to $2.9 million for the six months ended June 30, 2020, an increase of $6.8 million or 234.5%. The increase was due to acquisition-related costs and increased fees related to requirements of operating as a public company.

Advertising and marketing. Advertising and marketing expenses were $22.6 million for the six months ended June 30, 2021, compared to $2.1 million for the six months ended June 30, 2020, an increase of $20.5 million. The increase was primarily due to expenses related to the integration of 3dcart and its rebranding as Shift4Shop. These expenses are anticipated to be nonrecurring in nature.

Other operating (income) expense, net

Other operating (income) expense, net includes the impact of modifying the terms and conditions of our SaaS arrangements and updating our operational procedures. As a result, beginning June 30, 2020, hardware provided under our SaaS agreements is accounted for as an operating lease, whereas prior to June 30, 2020, these arrangements were accounted for as sales-type leases. An adjustment of $12.4 million was recorded in the six months ended June 30, 2020 to reflect the impact of the lease modifications.

Loss on extinguishment of debt

A loss on extinguishment of debt, representing unamortized capitalized financing costs, of $0.2 million was incurred with the refinancing of the Revolving Credit Facility during the six months ended June 30, 2021. In connection with the pre-payment of $59.8 million on the First Lien Term Loan Facility and the full repayment of $130.0 million on the Second Lien Term Loan Facility, we incurred a non-cash loss on extinguishment of debt of $7.1 million during the six months ended June 30, 2020 representing the unamortized capitalized financing costs associated with the debt prepayment. See Note 10 to the accompanying unaudited condensed consolidated financial statements for more information.

Interest expense

Interest expense was $12.8 million for the six months ended June 30, 2021, compared to $25.0 million for the six months ended June 30, 2020, a decrease of $12.2 million or 48.8%. This decrease in interest expense was primarily due to the pre-payments for the First Lien and Second Lien Term Loan Facilities and the repayment of the Revolving Credit Facility, all of which were completed in June 2020, which impacted interest expense by approximately $9.2 million. In addition, the debt refinancing in October 2020 reduced the interest rate on our First Lien Term Loan Facility from 5.50% to 4.625% on the 2026 Senior Notes, which reduced interest expense by $3.2 million.

Income tax benefit

The effective tax rate for the six months ended June 30, 2021 was (9.9)%, compared to the effective tax rate for the six months ended June 30, 2020 of (0.4)%.

The 2021 income tax benefit was different than the U.S. federal statutory income tax rate of 21% primarily due to the loss allocated to the noncontrolling interest, changes in the valuation allowances in the United States, and the tax windfall related to vested equity-based compensation awards. The income tax benefit for the six months ended June 30, 2020 was different than the U.S. federal statutory income tax rate of 21% primarily due to the loss allocated to the noncontrolling interest, changes in the valuation allowances in the United States and recording a tax benefit of $0.6 million for a net operating loss carryback at Shift4 Corporation which was allowed due to the CARES Act.

Net loss attributable to noncontrolling interests

Net loss attributable to noncontrolling interests of Shift4 Payments, LLC was $(16.9) million for the six months ended June 30, 2021 compared to $(78.9) million for the six months ended June 30, 2020. The net loss incurred for the six months ended June 30, 2020 includes the net loss incurred prior to the Reorganization and prior to June 4, 2020, the date the SEC declared effective our Registration Statement on Form S-1 filed in connection with our IPO.

Key performance indicators and non-GAAP measures

The following table sets forth our key performance indicators and non-GAAP measures for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
End-to-end payment volume	$11,833.9	$4,240.0	$19,820.7	$10,386.1
Gross revenue less network fees	136.3	67.4	233.8	146.5
EBITDA	30.6	(45.8)	12.2	(19.7)
Adjusted EBITDA	45.2	14.8	67.4	32.3

End-to-end payment volume

End-to-end payment volume is defined as the total dollar amount of card payments that we authorize and settle on behalf of our merchants. This volume does not include volume processed through our gateway-only merchants.

Gross revenue less network fees, EBITDA and Adjusted EBITDA

We use supplemental measures of our performance which are derived from our consolidated financial information but which are not presented in our consolidated financial statements prepared in accordance with GAAP. These non-GAAP financial measures include: gross revenue less network fees, which includes interchange and assessment fees; earnings before interest expense, income taxes, depreciation, and amortization (“EBITDA”); and Adjusted EBITDA. Gross revenue less network fees represents a key performance metric that management uses to measure changes in the mix and value derived from our customer base as we continue to execute our strategy to expand our reach to serve larger, complex merchants. Adjusted EBITDA is the primary financial performance measure used by management to evaluate its business and monitor results of operations. Adjusted EBITDA represents EBITDA further adjusted for certain non-cash and other nonrecurring items that management believes are not indicative of ongoing operations. These adjustments include acquisition, restructuring and integration costs, equity-based compensation expense and other nonrecurring items.

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

Reconciliations of gross revenue less network fees, EBITDA and Adjusted EBITDA

The tables below provide reconciliations of gross profit to gross revenue less network fees and net income (loss) on a consolidated basis for the periods presented to EBITDA and Adjusted EBITDA.

Gross revenue less network fees:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Gross profit	$78.1	$31.6	$129.9	$75.0
Add back: Other costs of sales	58.2	35.8	103.9	71.5
Gross revenue less network fees	$136.3	$67.4	$233.8	$146.5

EBITDA and Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2021	2020	2021	2020
Net income (loss)	$4.5	$(74.8)	$(46.5)	$(79.9)
Interest expense	6.3	11.7	12.8	25.0
Income tax benefit	(5.9)	(0.6)	(5.1)	(0.3)
Depreciation and amortization expense	25.7	17.9	51.0	35.5
EBITDA	30.6	(45.8)	12.2	(19.7)
Acquisition, restructuring and integration costs (a)	3.2	12.9	29.0	3.1
Equity-based compensation (b)	11.3	50.0	25.4	50.0
Impact of lease modifications (c)	—	(12.4)	—	(12.4)
Other nonrecurring items (d)	0.1	10.1	0.8	11.3
Adjusted EBITDA	$45.2	$14.8	$67.4	$32.3

(a)

For the three months ended June 30, 2021, consists primarily of $1.4 million of acquisition-related costs and $1.3 million of expenses related to the integration of 3dcart and its rebranding as Shift4Shop. For the three months ended June 30, 2020, consists primarily of change of control liabilities as a result of the IPO of $11.0 million and fair value adjustments to contingent liabilities of $1.5 million. For the six months ended June 30, 2021, consists primarily of expenses related to the integration of 3dcart and its rebranding as Shift4Shop of $20.4 million, $2.1 million of expense for the Inspiration4 seat and acquisition-related costs incurred of $4.3 million. For the six months ended June 30, 2020, consists primarily of change of control liabilities as a result of the IPO of $11.0 million offset by fair value adjustments to contingent liabilities of $(7.0) million and deferred compensation arrangements of $(2.1) million. See Note 12 in the notes to the accompanying unaudited condensed consolidated financial statements for more information on the contingent liability adjustments.

(b)

Represents equity-based compensation expense for RSUs, including employer taxes for vested RSUs. See Note 20 in the notes to the accompanying unaudited condensed consolidated financial statements for more information on equity-based compensation.

(c)

Effective June 30, 2020, we modified the terms and conditions of our SaaS arrangements and updated our operational procedures. As a result, beginning June 30, 2020, hardware provided under our SaaS agreements is accounted for as an operating lease, whereas prior to June 30, 2020, these arrangements were accounted for as sales-type leases. This adjustment represents the one-time cumulative impact of modifying the contracts effective June 30, 2020. Prior to amending the terms, the sales-type lease accounting treatment impacted EBITDA and adjusted EBITDA negatively by $4.0 million and $8.6 million for the three and six months ended June 30, 2020, respectively.

(d)

For the three and six months ended June 30, 2020, primarily consists of a $7.1 million loss on extinguishment of debt associated with the debt pre-payments and $1.6 million for temporary fee waivers granted on certain products from March 2020 through June 2020 as a result of the COVID-19 pandemic. See Note 10 in the notes to the accompanying unaudited condensed consolidated financial statements for more information on the loss on extinguishment of debt. For the three and six months ended June 30, 2020 includes $0.3 million and $0.8 million, respectively, of fees to the Continuing Equity Owners for consulting and managing services through the date of the IPO. These fees are not required to be paid subsequent to the IPO. See Note 15 to the accompanying unaudited condensed consolidated financial statements for more information about these related party transactions.

Liquidity and capital resources

Overview

We have historically sourced our liquidity requirements primarily with cash flow from operations and, when needed, with borrowings under our Credit Facilities. The principal uses for liquidity have been debt service, capital expenditures (including research and development) and funds required to finance acquisitions. Given the impact the COVID-19 pandemic has had on the restaurant and hospitality industries, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure we can continue to successfully operate until these industries fully recover.

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

The following table sets forth summary cash flow information for the periods presented.

	Six Months Ended June 30,
(in millions)	2021	2020
Net cash provided by operating activities	$5.0	$6.7
Net cash used in investing activities	(115.5)	(16.7)
Net cash (used in) provided by financing activities	(117.6)	250.3
Change in cash and cash equivalents	$(228.1)	$240.3

Operating activities

Net cash provided by operating activities consists of net loss adjusted for certain non-cash items and changes in other assets and liabilities.

For the six months ended June 30, 2021, cash provided by operating activities of $5.0 million is primarily a result of:

•

net loss of $46.5 million adjusted for non-cash expenses, including depreciation and amortization of $51.0 million, equity-based compensation of $20.6 million, provision for bad debts of $8.1 million and amortization of capitalized financing costs of $2.4 million; plus,

•

changes in operating assets and liabilities of $(29.3) million, which is primarily a result of $24.1 million of additional funds deposited in our sponsor bank merchant settlement account to facilitate gross card transaction deposits for those customers we bill on a monthly, versus a daily basis.

For the six months ended June 30, 2020, cash provided by operating activities of $6.7 million is primarily a result of:

•

net loss of $79.9 million, adjusted for non-cash expenses including equity-based compensation of $50.0 million, depreciation and amortization of $35.5 million, cumulative impact of modifying our lease contracts of $(12.4) million, loss on extinguishment of debt of $7.1 million, revaluation of contingent liabilities of $(7.0) million, provision for bad debts of $5.4 million and amortization of capitalized financing costs of $2.1 million; plus,

•

changes in operating assets and liabilities of $6.0 million, which is primarily a result of change of control liabilities established at the time of the IPO of $11.0 million, offset by working capital fluctuations.

Investing activities

Net cash used in investing activities includes cash paid for acquisitions, purchases of future commission streams of our software partners, purchases of property, plant and equipment, purchases of equipment to be leased, capitalized software development costs and upfront processing bonuses provided to software partners.

Net cash used in investing activities was $115.5 million for the six months ended June 30, 2021, an increase of $98.8 million compared to net cash used in investing activities of $16.7 million for the six months ended June 30, 2020. This increase is primarily the result of:

•	the acquisition of VenueNext in March 2021 for $68.5 million in aggregate purchase consideration, including $40.6 million in cash, net of cash acquired of $1.6 million,
•	the investment in SpaceX of $27.5 million,
•	$18.9 million in purchases for equipment to be leased; and,
•	the investment in Sightline Payments of $2.0 million.

Financing activities

Net cash used in financing activities was $117.6 million for the six months ended June 30, 2021, a decrease of $367.9 million, compared to net cash provided by financing activities of $250.3 million for the six months ended June 30, 2020. This decrease was primarily the result of:

•

the IPO and concurrent private placement net proceeds of approximately $465.7 million after deducting underwriting discounts, commissions and offering costs paid in the six months ended June 30, 2020; and,

•	$116.3 million in employee taxes paid on vested RSUs during the six months ended June 30, 2021; partially offset by,
•	the partial repayment of the First Lien Term Loan Facility and full repayment of our Second Lien Term Loan Facility in the six months ended June 30, 2020, totaling $189.8 million.

Senior Notes and Credit Facilities

As of June 30, 2021 and December 31, 2020, we had $1,140.0 million total principal amount of debt outstanding, including $450.0 million of 2026 Senior Notes and $690.0 million of 2025 Convertible Notes.

Senior Notes Offering – 2026 Notes

In October 2020, Shift4 Payments, LLC and Shift4 Payments Finance Sub, Inc. issued an aggregate principal amount of $450.0 million 4.625% Senior Notes due 2026 (“2026 Senior Notes”) in an offering to qualified institutional buyers exempt from registration under the Securities Act. We received net proceeds, after deducting initial purchasers’ discounts and estimated offering expenses, of approximately $442.8 million from the offering of the 2026 Senior Notes. The net proceeds of the 2026 Senior Notes offering, together with cash on hand, were used to repay all indebtedness outstanding under the First Lien Term Loan Facility. The 2026 Senior Notes will mature on November 1, 2026, and accrue interest at a rate of 4.625% per year. Interest on the 2026 Senior Notes is payable semi-annually in arrears on each May 1 and November 1, commencing on May 1, 2021.

Convertible Notes Offering – 2025 Notes

In December 2020, Shift4 Payments, Inc. issued an aggregate principal amount of $690.0 million of convertible senior notes due 2025 (“2025 Convertible Notes”) (and together with the 2026 Senior Notes, “the Notes”) in an offering to qualified institutional buyers exempt from registration under the Securities Act. We received net proceeds, after deducting initial purchasers’ discounts and estimated offering expenses, of approximately $673.6 million from the 2025 Convertible Notes Offering. The net proceeds of the 2025 Convertible Notes Offering, together with cash on hand, will be used for general corporate purposes. The 2025 Convertible Notes do not bear regular interest and will mature on December 15, 2025 unless earlier repurchased, redeemed or converted. The Company will settle conversions by paying in cash up to the principal amount of Notes with any excess to be paid or delivered, as the case may be, in cash or shares of Class A common stock or a combination of both at its election, based on the conversion rate. The conversion rate for the 2025 Convertible Notes will initially be 12.4262 shares of Class A common stock per $1,000 principal amount of 2025 Convertible Notes (equivalent to an initial conversion price of approximately $80.48 per share of Class A common stock), subject to adjustment upon the occurrence of specified events. None of the specified events for the conversion of the 2025 Convertible Notes occurred as of June 30, 2021. See Note 10 to the accompanying unaudited condensed consolidated financial statements for more information.

Revolving Credit Facility

In October 2020, the Company fully repaid the $650.0 million of aggregate principal amount of secured term loans comprised of first lien term loans of $520.0 million due November 30, 2024 (“First Lien Term Loan Facility”), using the proceeds from the 2026 Senior Notes. The credit agreement governing the First Lien Term Loan Facility (“First Lien Credit Agreement”) included a revolving credit facility that had a borrowing capacity of $90.0 million (“Revolving Credit Facility”), which previously matured on November 30, 2022.

Amended and Restated Revolving Credit Facility

On January 29, 2021, Shift4 Payments, LLC amended and restated its First Lien Credit Agreement and increased the borrowing capacity under the Revolving Credit Facility to $100.0 million. The Revolving Credit Facility matures on January 29, 2026 or, if greater than $150.0 million aggregate principal amount of Shift4 Payments, LLC’s 2025 Convertible Notes remains outstanding on September 15, 2025, on that date. The Revolving Credit Facility requires periodic interest payments until maturity.

Loans incurred under the Revolving Credit Facility bear interest at our option at either the LIBO rate plus a margin ranging from 3.00% to 3.50% per year or the alternate base rate (the highest of the Federal Funds rate plus 0.50%, or the prime rate announced from time to time in The Wall Street Journal) plus a margin ranging from 2.00% to 2.50% per year (“Applicable Rate”). The Applicable Rate varies depending on the Company’s total leverage ratio (as defined in the Credit Agreement). The alternate base rate and the LIBO rate are each subject to a zero percent floor. In addition, we are required to pay a commitment fee under the Revolving Credit Facility in respect of the unutilized commitments thereunder at a rate ranging from 0.25% per year to 0.50% per year, in each case based on the total leverage ratio. We are also subject to customary letter of credit and agency fees. The Revolving Credit Facility has a borrowing capacity of $99.5 million, net of a $0.5 million letter of credit. As of June 30, 2021, we had no outstanding borrowings under the Revolving Credit Facility.

Contractual obligations

There have been no material changes to our contractual obligations during the six months ended June 30, 2021 from those previously disclosed in our 2020 Form 10-K.

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

JOBS Act

We qualify as an EGC pursuant to the provisions of the JOBS Act, enacted on April 5, 2012. Section 102 of the JOBS Act provides that an EGC can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-EGCs. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if as an EGC we choose to rely on such exemptions, we may not be required to, among other things, (1) provide an auditor’s attestation report on our systems of internal controls over financial reporting pursuant to Section 404, (2) provide all of the compensation disclosure that may be required of non-EGCs under the Dodd-Frank Act, (3) comply with the requirement of the PCAOB regarding the communication of critical audit matters in the auditor’s report on the financial statements, and (4) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply until we no longer meet the requirements of being an EGC. We will remain an EGC until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our IPO, (ii) in which we have total annual gross revenue of at least $1.07 billion or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our prior second fiscal quarter, and (b) the date on which we have issued more than $1.07 billion in non-convertible debt during the prior three-year period. As of June 30, 2021, the market value of our common stock that is held by non-affiliates exceeds $700.0 million; therefore, as of December 31, 2021, we expect that we will cease to be an EGC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments are subject to risks relating to interest rates.

As of June 30, 2021, we had approximately $1,140.0 million of fixed rate debt outstanding pursuant to the Notes, with a fair value of $1,408.0 million, none of which was subject to an interest rate hedge. Since the Notes bear interest at fixed rates, they do not result in any financial statement risk associated with changes in interest rates. However, the fair value of the Notes fluctuates when interest rates change.

We also have a Revolving Credit Facility available to us with available borrowing capacity of $99.5 million, net of a $0.5 million letter of credit. We are obligated to pay interest on loans under the Revolving Credit Facility as well as other customary fees, including an upfront fee and an unused commitment fee based on our debt rating. Borrowings under the Revolving Credit Facility, if any, bear interest at floating rates. As a result, we are exposed to the risk related to fluctuations in interest rate to the extent of our borrowings. As of June 30, 2021 and December 31, 2020, we had no amounts outstanding under the Revolving Credit Facility. See “Liquidity and capital resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report on Form 10-Q and Note 10 in the notes to the accompanying unaudited condensed consolidated financial statements for more information.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

INDEX TO EXHIBITS

		Incorporated by Reference				Filed/Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of Shift4 Payments, Inc.	S-8	333-239042	4.1	06/09/2020

3.2	Amended and Restated By-Laws of Shift4Payments, Inc.	S-8	333-239042	4.2	06/09/2020

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock.	S-1/A	333-238307	4.1	06/01/2020

4.3	Indenture, dated as of July 26, 2021, between Shift4 Payments, Inc. and U.S. Bank National Association, as trustee (and Form of Global Note)	8-K	001-39313	4.1	07/27/2021

10.1	Employment Letter between Shift4 Payments, Inc. and Sarah Goldsmith-Grover.	10-Q	001-39313	10.2	05/07/2021

31.1	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*

104*	Cover Page Interactive Data File (formatting as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Shift4 Payments, Inc.

		By:	/s/ Jared Isaacman
Jared Isaacman
Chief Executive Officer (principal executive officer)
Date:	August 6, 2021

		By:	/s/ Bradley Herring
Bradley Herring
Chief Financial Officer (principal financial officer)
Date:	August 6, 2021