Form 10-Q
period 2021-09-30
Shift4 Payments, Inc.
filed 2021-11-12
CIK 1794669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to .
Commission file number 001-39313
__________________________________
SHIFT4 PAYMENTS, INC.
(Exact Name of Registrant as Specified in Its Charter)
__________________________________

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
Yes ☐ No ☒
As of November 8, 2021, there were 51,522,201 shares of the registrant’s Class A common stock, $0.0001 par value per share, outstanding, 26,272,654 shares of the registrant’s Class B common stock, $0.0001 par value per share, outstanding and 5,139,890 shares of the registrant’s Class C common stock, $0.0001 par value per share, outstanding.

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
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue” or the negative of these terms or other similar expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to the following:
•the ongoing impact of the COVID-19 global pandemic on our business and results of operations;
•substantial and increasingly intense competition worldwide in the financial services, payments and payment technology industries;
•potential changes in the competitive landscape, including disintermediation from other participants in the payments chain;
•our ability to anticipate and respond to changing industry trends and the needs and preferences of our merchants and consumers;
•our reliance on third-party vendors to provide products and services;
•risks associated with acquisitions;
•our expansion of our share of the existing payment processing markets or into new markets;
•integration and interoperability of our services and products with a variety of operating systems, software, device and web browsers;
•dependence on our merchant and software partner relationships and strategic partnerships with various institutions to operate and grow our business;
•impairment of significant amounts of goodwill and intangible assets on our balance sheet;
•failure to comply with the U.S. Foreign Corrupt Practices Act, anti-money laundering, economic and trade sanctions regulations, and similar laws;
•our dependence on our interest in Shift4 Payments, LLC to pay our taxes and expenses, including payments under the Tax Receivable Agreement (“TRA”);
•Shift4 Payments, LLC’s ability to make such distributions may be subject to various limitations and restrictions;
•our Founder and Searchlight (each as defined herein) have significant influence over us, including control over decisions that require the approval of stockholders; and
•those factors described in the sections titled “Risk Factors and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020 and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.
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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (in millions, except share and per share amounts)

	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$1,288.1	$927.8
Accounts receivable, net of allowance for doubtful accounts of $13.4 in 2021 ($5.7 in 2020) (Note 3)	184.4	92.7
Inventory	2.0	1.5
Prepaid expenses and other current assets (Note 11)	13.2	11.5
Total current assets	1,487.7	1,033.5
Noncurrent assets
Goodwill (Note 5)	537.6	477.0
Other intangible assets, net (Note 6)	188.3	186.3
Capitalized acquisition costs, net (Note 7)	34.3	30.2
Equipment for lease, net (Note 8)	56.3	36.6
Property, plant and equipment, net (Note 9)	17.8	15.1
Investments in securities (Note 1)	29.5	—
Deferred tax asset (Note 13)	1.5	—
Other noncurrent assets	2.1	0.6
Total noncurrent assets	867.4	745.8
Total assets	$2,355.1	$1,779.3
Liabilities and Stockholders' Equity
Current liabilities
Current portion of debt (Note 10)	$—	$0.9
Accounts payable	125.8	60.6
Accrued expenses and other current liabilities (Note 11)	37.4	30.1
Deferred revenue (Note 3)	16.8	7.8
Total current liabilities	180.0	99.4
Noncurrent liabilities
Long-term debt (Note 10)	1,736.8	1,005.4
Deferred tax liability (Note 13)	—	2.8
Other noncurrent liabilities	2.9	1.7
Total noncurrent liabilities	1,739.7	1,009.9
Total liabilities	1,919.7	1,109.3
Commitments and contingencies (Note 16)
Stockholders' equity (Note 18)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized at September 30, 2021 and December 31, 2020, none issued and outstanding	—	—
Class A common stock, $0.0001 par value per share, 300,000,000 shares authorized, 51,508,608 and 39,737,950 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value per share, 100,000,000 shares authorized, 26,272,654 and 30,625,857 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Class C common stock, $0.0001 par value per share, 100,000,000 shares authorized, 5,139,890 and 10,188,852 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	614.3	738.3
Retained deficit	(315.9)	(278.7)
Total stockholders' equity attributable to Shift4 Payments, Inc.	298.4	459.6
Noncontrolling interests (Note 19)	137.0	210.4
Total stockholders' equity	435.4	670.0
Total liabilities and stockholders' equity	$2,355.1	$1,779.3
See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (in millions, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Gross revenue (a)	$377.8	$214.8	$968.1	$556.0
Cost of sales (b)	313.4	163.3	773.8	429.5
Gross profit	64.4	51.5	194.3	126.5
General and administrative expenses	48.1	35.4	153.3	144.8
Depreciation and amortization expense	15.0	16.2	45.9	37.1
Professional fees	3.3	2.9	13.0	5.8
Advertising and marketing expenses	3.5	0.8	26.1	2.9
Restructuring expenses (Note 4)	0.1	0.1	0.2	0.4
Other operating (income) expense, net (Note 3)	—	—	—	(12.4)
Total operating expenses	70.0	55.4	238.5	178.6
Loss from operations	(5.6)	(3.9)	(44.2)	(52.1)
Loss on extinguishment of debt (Note 10)	—	—	(0.2)	(7.1)
Other income, net	0.2	0.5	0.2	0.6
Interest expense	(7.4)	(7.1)	(20.2)	(32.1)
Loss before income taxes	(12.8)	(10.5)	(64.4)	(90.7)
Income tax (expense) benefit (Note 13)	(1.0)	0.7	4.1	1.0
Net loss (c)	(13.8)	(9.8)	(60.3)	(89.7)
Net loss attributable to noncontrolling interests (d)	(4.6)	(4.8)	(21.5)	(83.7)
Net loss attributable to Shift4 Payments, Inc. (e)	$(9.2)	$(5.0)	$(38.8)	$(6.0)
Basic and diluted net loss per share: (f)
Class A net loss per share - basic and diluted	$(0.17)	$(0.12)	$(0.72)	$(0.15)
Class A weighted average common stock outstanding - basic and diluted	49,692,599	23,309,247	46,251,576	22,363,399
Class C net loss per share - basic and diluted	$(0.17)	$(0.12)	$(0.72)	$(0.15)
Class C weighted average common stock outstanding - basic and diluted	6,117,997	19,222,017	8,078,943	19,424,100
(a)For the three and nine months ended September 30, 2021, includes $22.4 million of payments to merchants associated with the TSYS outage, which are recorded as contra revenue and reflected as a reduction of "Gross revenue." See Note 3 for more information.
(b)For the three and nine months ended September 30, 2021, includes $2.3 million of payments to partners associated with the TSYS outage. See Note 3 for more information.
(c)Net loss is equal to comprehensive loss.
(d)Net loss attributable to noncontrolling interests is equal to comprehensive loss attributable to noncontrolling interests, including the net loss for the period January 1, 2020 through June 4, 2020, the date the SEC declared effective the Company’s Registration Statement on Form S-1 filed in connection with its IPO. See Note 1 for more information.
(e)Net loss attributable to Shift4 Payments, Inc. is equal to comprehensive loss attributable to Shift4 Payments, Inc.
(f)For the nine months ended September 30, 2020, represents basic and diluted net loss per share of Class A and Class C common stock and weighted average shares of Class A and Class C common stock outstanding for the period from June 5, 2020 through September 30, 2020, the period following the Reorganization Transactions and Shift4 Payments, Inc.'s initial public offering described in Note 1. See Note 21 for additional information on basic and diluted net loss per share.
See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED UNITS AND STOCKHOLDERS’ EQUITY/ MEMBERS’ (DEFICIT)
(Unaudited) (in millions, except units and shares)

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional paid-in capital	Retained Deficit	Noncontrolling Interests	Total equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2020	39,737,950	$—	30,625,857	$—	10,188,852	$—	$738.3	$(278.7)	$210.4	$670.0
Net loss	—	—	—	—	—	—	—	(32.8)	(18.2)	(51.0)
Cumulative effect of ASU 2020-06 adoption	—	—	—	—	—	—	(111.5)	1.6	—	(109.9)
Issuance of Class A common stock and fair value of equity-based compensation awards assumed in connection with VenueNext acquisition	325,127	—	—	—	—	—	13.5	—	12.8	26.3
Transfer from Founder of right associated with Inspiration4 seat	—	—	—	—	—	—	1.3	—	0.8	2.1
Exchange of shares held by Searchlight	2,000,000	—	(926,000)	—	(1,074,000)	—	6.3	—	(6.3)	—
Equity-based compensation	—	—	—	—	—	—	14.0	—	—	14.0
Vesting of restricted stock units, net of tax withholding	46,503	—	—	—	—	—	(1.4)	—	(1.0)	(2.4)
Balances at March 31, 2021	42,109,580	$—	29,699,857	$—	9,114,852	$—	$660.5	$(309.9)	$198.5	$549.1
Net income	—	—	—	—	—	—	—	3.2	1.3	4.5
Exchange of shares held by Searchlight	3,152,165	—	(1,459,453)	—	(1,692,712)	—	7.9	—	(7.9)	—
Equity-based compensation	—	—	—	—	—	—	6.6	—	—	6.6
Vesting of restricted stock units, net of tax withholding	1,953,859	—	—	—	—	—	(73.7)	—	(40.3)	(114.0)
Balances at June 30, 2021	47,215,604	$—	28,240,404	$—	7,422,140	$—	$601.3	$(306.7)	$151.6	$446.2
Net loss	—	—	—	—	—	—	—	(9.2)	(4.6)	(13.8)
Issuance of Class A common stock and fair value of equity-based compensation awards assumed in connection with VenueNext acquisition	16,797	—	—	—	—	—	—	—	—	—
Exchange of shares held by Searchlight	4,250,000	—	(1,967,750)	—	(2,282,250)	—	9.0	—	(9.0)	—
Equity-based compensation	—	—	—	—	—	—	6.4	—	—	6.4
Vesting of restricted stock units, net of tax withholding	26,207	—	—	—	—	—	(2.4)	—	(1.0)	(3.4)
Balances at September 30, 2021	51,508,608	$—	26,272,654	$—	5,139,890	$—	$614.3	$(315.9)	$137.0	$435.4

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED UNITS AND STOCKHOLDERS’ EQUITY/ MEMBERS’ (DEFICIT) (continued)
(Unaudited) (in millions, except units and shares)

	Redeemable Preferred Units		Class A Common Units		Class B Common Units		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional paid-in capital	Members' Equity	Retained Deficit	Noncontrolling Interests	Total equity (deficit)
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2019	430	$43.0	100,000	$—	1,010	$0.3	—	$—	—	$—	—	$—	$—	$149.2	$(182.4)	$—	$(32.9)
Net loss prior to Reorganization Transactions, IPO and concurrent private placement	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5.1)	—	(5.1)
Capital distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	(0.1)	—	—	(0.1)
Preferred return on redeemable preferred units	—	—	—	—	—	—	—	—	—	—	—	—	—	(1.2)	—	—	(1.2)
Balances at March 31, 2020	430	$43.0	100,000	$—	1,010	$0.3	—	$—	—	$—	—	$—	$—	$147.9	$(187.5)	$—	$(39.3)
Net loss prior to Reorganization Transactions, IPO and concurrent private placement	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(72.8)	—	(72.8)
Capital distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	(0.4)	—	—	(0.4)
Preferred return on redeemable preferred units	—	—	—	—	—	—	—	—	—	—	—	—	—	(0.9)	—	—	(0.9)
Balances at June 4, 2020 prior to Reorganization Transactions, IPO and concurrent private placement	430	$43.0	100,000	$—	1,010	$0.3	—	$—	—	$—	—	$—	$—	$146.6	$(260.3)	$—	$(113.4)
Reorganization transactions	(430)	(43.0)	(100,000)	—	(1,010)	(0.3)	528,150	—	39,204,989	—	15,513,817	—	189.9	(146.6)	—	—	43.0
Preferred dividends settled with LLC interests	—	—	—	—	—	—	—	—	—	—	—	—	2.3	—	—	—	2.3
Issuance of common stock in IPO and concurrent private placement	—	—	—	—	—	—	17,250,000	—	—	—	4,625,346	—	463.8	—	—	—	463.8
Allocation of equity to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	(211.5)	—	—	211.5	—
Issuance of common stock for change of control contingent liabilities	—	—	—	—	—	—	915,503	—	—	—	—	—	21.1	—	—	—	21.1
Issuance of restricted stock units for change of control contingent liabilities	—	—	—	—	—	—	—	—	—	—	—	—	2.1	—	—	—	2.1
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	50.0	—	—	—	50.0
Net loss subsequent to Reorganization Transactions, IPO and concurrent private placement	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1.0)	(1.0)	(2.0)
Balances at June 30, 2020	—	$—	—	$—	—	$—	18,693,653	$—	39,204,989	$—	20,139,163	$—	$517.7	$—	$(261.3)	$210.5	$466.9
Issuance of Class A common stock in connection with Follow-on offering	—	—	—	—	—	—	2,000,000	—	—	—	—	—	91.8	—	—	—	91.8
Allocation of equity to noncontrolling interest from Follow-on offering	—	—	—	—	—	—	—	—	—	—	—	—	(45.7)	—	—	45.7	—
Exchange of shares held by Searchlight	—	—	—	—	—	—	7,856,373	—	(3,637,501)	—	(4,218,872)	—	3.8	—	—	(3.8)	—
Other	—	—	—	—	—	—	—	—	—	—	—	—	(1.2)	—	—	—	(1.2)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	6.2	—	—	—	6.2
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5.0)	(4.8)	(9.8)
Balances at September 30, 2020	—	$—	—	$—	—	$—	28,550,026	$—	35,567,488	$—	15,920,291	$—	$572.6	$—	$(266.3)	$247.6	$553.9
See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in millions)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(60.3)	$(89.7)
Adjustment to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	76.8	59.7
Amortization of capitalized financing costs	4.1	2.9
Loss on extinguishment of debt	0.2	7.1
Deferred income taxes	(4.3)	1.1
Provision for bad debts	10.3	6.9
Revaluation of contingent liabilities	0.2	(5.9)
Impairment of intangible assets	—	0.4
Equity-based compensation expense	26.9	56.2
Other noncash items	1.0	(0.3)
Impact of lease modifications	—	(12.4)
Change in operating assets and liabilities
Accounts receivable	(98.0)	(19.3)
Contract assets	—	(0.6)
Prepaid expenses and other assets	(1.4)	(2.9)
Inventory	2.9	0.1
Accounts payable	59.1	16.9
Accrued expenses and other current liabilities	5.3	(5.5)
Deferred revenue	2.8	2.3
Net cash provided by operating activities	25.6	17.0
Investing activities
Acquisitions, net of cash acquired	(54.2)	—
Acquisition of equipment to be leased	(35.3)	(5.8)
Investments in securities	(29.5)	—
Customer acquisition costs	(19.3)	(14.4)
Capitalized software development costs	(13.0)	(7.0)
Acquisition of property, plant and equipment	(6.3)	(2.6)
Residual commission buyouts	(4.4)	(2.1)
Net cash used in investing activities	(162.0)	(31.9)
Financing activities
Proceeds from long-term debt	632.5	—
Payments for withholding tax related to vesting of restricted stock units	(119.7)	—
Deferred financing costs	(15.2)	(0.5)
Repayment of debt	(0.9)	(192.8)
IPO proceeds, net of underwriting discounts and commissions	—	372.9
Proceeds from private placement	—	100.0
September follow-on offering proceeds, net of underwriting discounts and commissions	—	93.4
Offering costs	—	(9.1)
Proceeds from revolving line of credit	—	68.5
Repayment of revolving line of credit	—	(89.5)
Payments on contingent liabilities	—	(1.4)
Preferred return on preferred stock	—	(0.9)
Capital distributions	—	(0.5)
Net cash provided by financing activities	496.7	340.1
Change in cash and cash equivalents	360.3	325.2
Cash and cash equivalents
Beginning of period	927.8	3.7
End of period	$1,288.1	$328.9
Supplemental cash flows information and noncash activities are further described in Note 22.
See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share, unit, per unit and merchant count amounts)
1.Organization, Basis of Presentation and Significant Accounting Policies
Organization
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
The assets and liabilities of Shift4 Payments, LLC represent substantially all of the consolidated assets and liabilities of Shift4 Payments, Inc. with the exception of certain cash balances and the aggregate principal amount of $690.0 million of 2025 Convertible Notes and $632.5 million of 2027 Convertible Notes that are held by Shift4 Payments, Inc. directly. See Note 10 for information about the 2025 Convertible Notes and the 2027 Convertible Notes. In connection with the issuance of each the 2025 Convertible Notes and the 2027 Convertible Notes, Shift4 Payments, Inc. entered into an intercompany convertible promissory note (“Intercompany Convertible Note”) with Shift4 Payments, LLC, whereby Shift4 Payments, Inc. provided the net proceeds from the issuance of the 2025 Convertible Notes and the 2027 Convertible Notes to Shift4 Payments, LLC in the amount of $673.6 million and $617.7 million, respectively. The terms of each Intercompany Convertible Note mirror the terms of each the 2025 Convertible Notes and the 2027 Convertible Notes issued by Shift4 Payments, Inc. The intent of each Intercompany Convertible Note is to maintain the parity of shares of Class A common stock with LLC Units as required by the Shift4 Payments LLC Agreement. As of September 30, 2021 and December 31, 2020, $9.6 million and $684.5 million of cash was held by Shift4 Payments, Inc., respectively. Shift4 Payments Inc., which was established November 5, 2019, has not had any material operations on a standalone basis since its inception, and all of the operations of the Company are carried out by Shift4 Payments, LLC and its subsidiaries.
Liquidity and Management’s Plan
The unprecedented and rapid spread of COVID-19 as well as the shelter-in place orders, promotion of social distancing measures, restrictions to businesses deemed non-essential, and travel restrictions implemented throughout the United States have significantly impacted the restaurant and hospitality industries. As a result, the Company’s revenues, which are largely tied to processing volumes in these verticals, were materially impacted beginning in the final two weeks of March 2020. Since late March 2020, despite volumes in merchant categories associated with international travel and corporate travel running lower than pre-COVID-19 pandemic levels, the Company has seen a significant recovery in its end-to-end payment volumes as a result of merchants reopening their operations, new merchant onboarding and gateway conversions. While gross revenue and end-to-end volumes for the three and nine months ended September 30, 2021 have exceeded those for the three and nine months ended September 30, 2020, the Company will continue to evaluate the nature and extent of potential COVID-19-related impacts to its business, consolidated results of operations, and liquidity.
As of September 30, 2021, the Company had $1,772.5 million outstanding under its credit facilities and was in compliance with the financial covenants under its debt agreements. The Company expects to be in compliance for at least 12 months following issuance of these unaudited condensed consolidated financial statements. See Note 10 for further information on the Company’s debt obligations.
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
Revision of Previously Issued Financial Statements
During the course of preparing the Company’s consolidated financial statements for the year ended December 31, 2020, it was identified that $4.8 million of acquired technology recorded in “Other intangible assets, net” in the Consolidated Balance Sheet should have been impaired during fiscal year 2018. Although the Company has determined that this error did not have a material impact on its previously issued condensed consolidated financial statements, it has revised the accompanying condensed consolidated financial statements to correct for this error and to reflect the associated decrease in amortization expense of $0.1 million and $0.4 million recorded in “Cost of Sales” for the three and nine months ended September 30, 2020, respectively.
In addition, a misclassification of $0.1 million and $2.2 million was identified for the three and nine months ended September 30, 2020, respectively, resulting from expensing equipment provided to customers under the Company’s warranty program as “General and administrative expenses” which should have been classified as “Cost of sales” in the unaudited Condensed Consolidated Statements of Operations. This misclassification has also been corrected in connection with the revision of the unaudited Condensed Consolidated Statements of Operations. The revisions had no net impact on cash flows from operating, investing or financing activities in the unaudited Condensed Consolidated Statements of Cash Flows.
The applicable notes to the unaudited condensed consolidated financial statements have also been revised to correct for these errors. The following table sets forth the effects of the revisions to the previously issued unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 to correct for the prior period errors.

	For the three months ended September 30, 2020			For the nine months ended September 30, 2020
Consolidated Statements of Operations	As previously reported	Adjustment	As revised	As previously reported	Adjustment	As revised
Cost of sales	$163.3	$—	$163.3	$427.7	$1.8	$429.5
Gross profit	51.5	—	51.5	128.3	(1.8)	126.5
General and administrative expenses	35.5	(0.1)	35.4	147.0	(2.2)	144.8
Total operating expenses	55.5	(0.1)	55.4	180.8	(2.2)	178.6
Income (loss) from operations	(4.0)	0.1	(3.9)	(52.5)	0.4	(52.1)
Loss before income taxes	(10.6)	0.1	(10.5)	(91.1)	0.4	(90.7)
Net loss (a)	(9.9)	0.1	(9.8)	(90.1)	0.4	(89.7)
Basic and diluted net loss per share - Class A and Class C	(0.12)	—	(0.12)	(0.15)	—	(0.15)
(a)Net loss is equal to comprehensive loss.
As a result of the revisions, "Retained Deficit" and "Total equity (deficit)” as of September 30, 2020 were revised from $(262.6) million to $(266.3) million and $557.5 million to $553.9 million, respectively.
Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2 to Shift4 Payments, Inc.’s consolidated financial statements as of and for the years ended December 31, 2020 and 2019 in the 2020 Form 10-K. There have been no significant changes to these policies which have had a material impact on the Company’s unaudited condensed consolidated financial statements and related notes during the nine months ended September 30, 2021, except as noted below.
Investments in securities
Investments in securities represents the Company’s investments in equity of non-public entities. These non-marketable equity investments have no readily determinable fair values and are measured using the measurement alternative, which is defined as cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. Adjustments, if any, are recorded in “Other income, net” on the unaudited Condensed Consolidated Statements of Operations. As of September 30, 2021, the Company has invested $27.5 million in Space Exploration Technologies Corp. (“SpaceX”), which designs, manufactures, and launches advanced rockets, spacecraft and satellites and $2.0 million in Sightline Payments, Inc. (“Sightline Payments”), a financial technology company that provides cashless, mobile, and omni-channel commerce solutions for the gaming, lottery, sports betting and other industries.
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
Accounting Pronouncements Adopted
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities From Contracts With Customers. This ASU requires an acquirer to account for revenue contracts acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. Prior to ASU 2021-08, an acquirer generally recognized assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers and other similar contracts, at fair value on the acquisition date. The Company expects to become a large accelerated filer effective December 31, 2021, at which point the Company will follow the timeline for adoption of new accounting pronouncements for public companies. The guidance is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and should be applied prospectively to business combinations occurring on or after the effective date. Early adoption is permitted. An entity that early adopts in an interim period should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. The Company adopted ASU 2021-08 in the third quarter of 2021 and retrospectively applied the ASU to its acquisitions that occurred in 2021. The adoption of ASU 2021-08 resulted in an increase to “Deferred revenue” of $5.7 million, of which $1.8 million was recognized as an increase to “Gross revenue” for the three and nine months ended September 30, 2021. The impact on net loss per Class A and Class C share, basic and diluted, was $0.03 for both the three and nine months ended September 30, 2021.
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
2.Acquisitions
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
Postec
The Company completed the acquisition of Postec, Inc. ("Postec") on September 1, 2021, by acquiring 100% of its membership interests for $14.0 million, net of cash acquired. The purchase was funded with cash on hand. This acquisition enables the boarding of the vendor’s customers on the Company’s end-to-end acquiring solution and empowers the Company’s distribution partners to sign the vendor’s customer accounts and leverage the combined expertise to handle all aspects of installation, service, and support, similar to the hospitality technology vendor acquired in October 2020.

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

Cash	$1.7
Accounts receivable	1.2
Prepaid expenses and other current assets	0.3
Inventory	0.6
Other intangible assets	5.6
Property, plant and equipment	0.3
Goodwill (a)	10.3
Accounts payable	(1.0)
Deferred revenue	(2.8)
Other accrued expenses	(0.5)
Net assets acquired	15.7
Less: cash acquired	(1.7)
Net assets acquired	$14.0

(a)Goodwill is deductible for tax purposes.
During both the three and nine months ended September 30, 2021, the Company incurred expenses in connection with the Postec acquisition of $0.3 million. These expenses are included in “Professional fees” in the unaudited Condensed Consolidated Statements of Operations.
The fair values of intangible assets were estimated using inputs classified as Level 3 under the income approach using either the relief-from-royalty method (developed technology, trademarks and trade names) or the multi-period excess earnings method (customer relationships). The transaction was taxable for income tax purposes. The weighted average life of trademarks and trade names and customer relationships is 2 years and 11 years, respectively. The goodwill arising from the acquisition largely consists of revenue synergies associated with a larger total addressable market, the ability to cross-sell existing customers, new customers and technology capabilities.
The Postec acquisition did not have a material impact on the Company’s consolidated financial statements. Accordingly, revenue and expenses related to the acquisition and pro forma financial information have not been presented.
VenueNext
The Company completed the acquisition of VenueNext Inc. (“VenueNext”), a leader in integrated payments solutions in sporting arenas and event complexes, on March 3, 2021, for $66.9 million, by acquiring 100% of VenueNext’s membership interests. This acquisition enhances the Company’s presence and capabilities in a number of large and growing verticals such as stadiums and arenas, while significantly expanding its total addressable market with entry into entertainment, universities, theme parks, airports, and other verticals. The purchase price included the following forms of consideration:

Cash	$42.2
Shares of Class A common stock (a)	24.5
RSUs granted for fair value of equity-based compensation awards (b)	1.8
Total purchase consideration	68.5
Less: cash acquired	(1.6)
Total purchase consideration, net of cash acquired	$66.9

(a)Total purchase consideration includes 345,423 shares of common stock. As of September 30, 2021, 341,924 shares of common stock have been issued.
(b)The Company assumed all equity awards held by continuing employees. The portion of the fair value of the equity-based compensation awards associated with prior service of VenueNext employees represents a component of the total consideration as presented above and was valued based on the fair value of the VenueNext awards on March 3, 2021, the acquisition date.

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

Accounts receivable	$0.7
Prepaid expenses and other current assets	0.2
Inventory	0.2
Other intangible assets	19.8
Goodwill (a)	52.7
Accounts payable	(0.9)
Deferred revenue	(5.8)
Net assets acquired	$66.9
(a)Goodwill is not deductible for tax purposes.
As a result of the adoption of ASC 2021-08 in the third quarter of 2021, the Company retrospectively evaluated the revenue contracts acquired and in the third quarter of 2021 adjusted the preliminary purchase price allocation to reflect an increase to deferred revenue of $5.7 million, of which the Company recognized $2.8 million within "Gross revenue" in the three and nine months ended September 30, 2021. This resulted in corresponding adjustments of $1.3 million in the preliminary fair value assigned to "Other intangible assets" and "Goodwill."
During the nine months ended September 30, 2021, the Company incurred expenses in connection with the VenueNext acquisition of $1.1 million. These expenses are included in “Professional fees” in the unaudited Condensed Consolidated Statements of Operations.
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
Hospitality Technology Vendor
The Company completed the acquisition of a Hospitality Technology Vendor on October 16, 2020, by acquiring 100% of its membership interests for $9.9 million, net of cash acquired. Subsequently, the total consideration was adjusted to $9.5 million during the measurement period due to a working capital adjustment of $0.4 million, which reduced goodwill. In the second and third quarters of 2021, the Company made measurement period adjustments of $(0.3) million and $2.3 million, respectively, to accounts receivable with corresponding changes to goodwill to reflect the facts and circumstances in existence as of the effective date of the acquisition. The purchase was funded with cash on hand. This acquisition enables the boarding of the vendor’s customers on the Company’s end-to-end acquiring solution and empowers the Company’s distribution partners to sign the vendor’s customer accounts and leverage the combined expertise to handle all aspects of installation, service, and support.
3.Revenue
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
TSYS outage
On August 21, 2021, TSYS, a Global Payments company and an important vendor to the Company, experienced a significant platform outage that resulted in the disruption of payment processing for the Company’s merchants ("TSYS outage"). TSYS is utilized by many major credit card issuers and payment processors, which meant the impact of the outage was felt by many card accepting merchants and cardholders across the nation. In response to the TSYS outage, the Company distributed payments to both merchants and partners in order to alleviate the impact of the outage on their businesses. The following paragraphs describe how these payments are reflected in the Company's condensed consolidated financial statements.
In the third quarter of 2021, the Company distributed $22.4 million in payments to its merchants to approximate the lost revenues they experienced as a result of the TSYS outage. Under ASC 606, these payments were recorded as contra revenue, which is reflected as a reduction of “Gross revenue” in the Company’s unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021.
In the third quarter of 2021, the Company also distributed $2.3 million in payments to its partners to approximate their lost revenues and compensate them for the additional support required from them to manage the outage. Consistent with the treatment of the Company's payments to its partners in the normal course of business, these payments are reflected in “Cost of sales” in the Company’s unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021.
Disaggregated Revenue
Based on similar operational characteristics, the Company’s revenue from contracts with customers is disaggregated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Payments-based revenue (a)	$346.9	$196.8	$887.6	$494.4
Subscription and other revenues	30.9	18.0	80.5	61.6
Total	$377.8	$214.8	$968.1	$556.0
Based on similar economic characteristics, the Company’s revenue from contracts with customers is disaggregated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Over-time revenue (a)	$366.9	$210.3	$938.2	$533.8
Point-in-time revenue	10.9	4.5	29.9	22.2
Total	$377.8	$214.8	$968.1	$556.0

(a) For the three and nine months ended September 30, 2021, payments-based revenue includes nonrecurring payments of $22.4 million the Company made to merchants related to the TSYS outage that are treated as contra revenue and as such reduce payments-based revenue.
Contract Liabilities
The Company charges merchants for various post-contract license support/service fees and annual regulatory compliance fees. These fees typically relate to a period of one year. The Company recognizes the revenue on a straight-line basis over its respective period. As of September 30, 2021 and December 31, 2020, the Company had deferred revenue of $19.4 million and $8.1 million, respectively. The change in the contract liabilities is primarily the result of a timing difference between payment from the customer and the Company’s satisfaction of each performance obligation.
The following reflects the amounts the Company recognized as annual service fees and regulatory compliance fees within “Gross revenue” in the unaudited Condensed Consolidated Statements of Operations and the amount of such fees that was included in deferred revenue at the beginning of the respective period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Annual service fees and regulatory compliance fees	$8.8	$3.5	$18.9	$10.3
Amount of these fees included in deferred revenue at beginning of period	4.4	2.6	4.4	3.3
Accounts Receivable
The change in the Company’s allowance for doubtful accounts was as follows:

	September 30, 2021	September 30, 2020
Beginning balance	$5.7	$2.5
Additions to expense (a)	10.3	6.2
Write-offs, net of recoveries and other adjustments	(2.6)	(2.8)
Ending balance	$13.4	$5.9

(a)Includes a $5.5 million allowance on chargebacks from a single merchant recorded during the nine months ended September 30, 2021, which is included in “Cost of Sales” on the unaudited Condensed Consolidated Statements of Operations.

4.Restructuring
The following table summarizes the changes in the Company’s restructuring accrual:

Balance at December 31, 2020	$2.9
Severance payments	(1.2)
Accretion of interest (a)	0.2
Balance at September 30, 2021	$1.9
(a)Accretion of interest is included within “Restructuring expenses” in the unaudited Condensed Consolidated Statements of Operations.
The Company recognized restructuring expenses associated with a historical acquisition of $0.1 million and $0.2 million for the three and nine months ended September 30, 2021, respectively, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2020, respectively.
The current portion of the restructuring accrual of $1.5 million and $1.4 million at September 30, 2021 and December 31, 2020, respectively, is included within “Accrued expenses and other current liabilities” on the Company's unaudited Condensed Consolidated Balance Sheets. The long-term portion of the restructuring accrual of $0.4 million and $1.5 million at September 30, 2021 and December 31, 2020, respectively, is included within “Other noncurrent liabilities” on the Company's unaudited Condensed Consolidated Balance Sheets.

Of the $1.9 million restructuring accrual outstanding as of September 30, 2021, approximately $0.4 million is expected to be paid in 2021 and $1.6 million in 2022, less accreted interest of $0.1 million.
5.Goodwill
The changes in the carrying amount of goodwill were as follows:

Balance at December 31, 2020	$477.0
VenueNext acquisition (Note 2)	52.7
Postec acquisition (Note 2)	10.3
Hospitality Technology Vendor measurement period adjustments (Note 2)	(2.4)
Balance at September 30, 2021	$537.6
6.Other Intangible Assets, Net
Other intangible assets, net consisted of the following:

	Weighted Average Amortization Period (in years)	September 30, 2021
		Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	8	$200.1	$126.7	$73.4
Acquired technology	9	113.2	51.7	61.5
Trademarks and trade names	18	20.3	3.4	16.9
Capitalized software development costs	4	36.2	7.9	28.3
Residual commission buyouts (a)	3	13.2	5.0	8.2
Total intangible assets		$383.0	$194.7	$188.3

	Weighted Average Amortization Period (in years)	December 31, 2020
		Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	8	$185.8	$106.5	$79.3
Acquired technology	9	105.1	42.2	62.9
Trademarks and trade names	9	57.4	39.1	18.3
Noncompete agreements	2	3.9	3.9	—
Capitalized software development costs	4	25.1	5.8	19.3
Leasehold interest	2	0.1	0.1	—
Residual commission buyouts (a)	3	20.0	13.5	6.5
Total intangible assets		$397.4	$211.1	$186.3

(a)Residual commission buyouts include contingent payments of $3.9 million and $3.4 million as of September 30, 2021 and December 31, 2020, respectively.

As of September 30, 2021, the estimated amortization expense for intangible assets for each of the five succeeding years and thereafter is as follows:

2021 (remaining three months)	$14.1
2022	43.6
2023	30.9
2024	25.8
2025	23.2
Thereafter	50.7
Total	$188.3
Amounts charged to expense in the unaudited Condensed Consolidated Statements of Operations for amortization of intangible assets were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Depreciation and amortization expense	$8.2	$9.8	$27.7	$28.7
Cost of sales	4.9	3.3	14.1	10.2
Total	$13.1	$13.1	$41.8	$38.9
7.Capitalized Acquisition Costs, Net
Capitalized acquisition costs, net were $34.3 million and $30.2 million at September 30, 2021 and December 31, 2020, respectively. This consists of upfront processing bonuses with a gross carrying value of $65.2 million and $55.7 million and less accumulated amortization of $30.9 million and $25.5 million at September 30, 2021 and December 31, 2020, respectively.
Capitalized acquisition costs had a weighted average amortization period of three years at both September 30, 2021 and December 31, 2020. Amortization expense for capitalized acquisition costs is $5.4 million and $15.5 million for the three and nine months ended September 30, 2021, respectively, and $4.2 million and $11.2 million for the three and nine months ended September 30, 2020, respectively, and is included in “Cost of sales” in the unaudited Condensed Consolidated Statements of Operations.
As of September 30, 2021, the estimated future amortization expense for capitalized acquisition costs is as follows:

2021 (remaining three months)	$5.4
2022	17.1
2023	9.8
2024	2.0
Total	$34.3
8.Equipment for Lease, Net
Equipment for lease, net consisted of the following:

	Weighted Average Depreciation Period (in years)	September 30, 2021
		Carrying Value	Accumulated Depreciation	Net Carrying Value
Equipment under lease	3	$65.5	$18.5	$47.0
Equipment held for lease (a)	N/A	9.3	—	9.3
Total equipment for lease		$74.8	$18.5	$56.3

	Weighted Average Depreciation Period (in years)	December 31, 2020
		Carrying Value	Accumulated Depreciation	Net Carrying Value
Equipment under lease	3	$36.5	$6.9	$29.6
Equipment held for lease (a)	N/A	7.0	—	7.0
Total equipment for lease, net		$43.5	$6.9	$36.6
(a)Represents equipment that was not yet initially deployed to a merchant and, accordingly, is not being depreciated.
The amount charged to “Depreciation and amortization expense” in the unaudited Condensed Consolidated Statements of Operations for depreciation of equipment under lease was $5.8 million and $15.4 million for the three and nine months ended September 30, 2021, respectively, and $5.7 million for both the three and nine months ended September 30, 2020. Effective June 30, 2020, the Company modified the terms and conditions of its SaaS arrangements and updated its operational procedures. As a result, beginning June 30, 2020, hardware provided under the Company’s SaaS agreements is accounted for as an operating lease.
9.Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	September 30, 2021	December 31, 2020
Equipment	$11.4	$16.0
Capitalized software	8.5	8.7
Leasehold improvements	8.5	11.6
Furniture and fixtures	2.0	3.1
Vehicles	0.3	0.2
Total property and equipment, gross	30.7	39.6
Less: Accumulated depreciation	(12.9)	(24.5)
Total property, plant and equipment, net	$17.8	$15.1
Amounts charged to expense in the unaudited Condensed Consolidated Statements of Operations for depreciation of property, plant and equipment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Depreciation and amortization expense	$1.0	$0.8	$2.8	$2.7
Cost of sales	0.5	0.4	1.3	1.2
Total depreciation expense	$1.5	$1.2	$4.1	$3.9

10.Debt
The Company’s outstanding debt consisted of the following:

	September 30, 2021	December 31, 2020
Convertible Notes due 2025 (2025 Convertible Notes)	$690.0	$577.5
Convertible Notes due 2027 (2027 Convertible Notes)	632.5	—
Senior Notes due 2026 (2026 Senior Notes)	450.0	450.0
Other financing arrangements	—	0.9
Total borrowings	1,772.5	1,028.4
Less: Current portion of debt	—	(0.9)
	1,772.5	1,027.5
Less: Unamortized capitalized financing costs	(35.7)	(22.1)
Total long-term debt	$1,736.8	$1,005.4
Amortization of capitalized financing fees is included in “Interest expense” within the unaudited Condensed Consolidated Statements of Operations. Amortization expense was $1.7 million and $4.1 million for the three and nine months ended September 30, 2021, respectively, and $0.8 million and $2.9 million for the three and nine months ended September 30, 2020, respectively.
Convertible Notes due 2025
In December 2020, Shift4 Payments, Inc. issued an aggregate principal amount of $690.0 million of convertible senior notes due 2025 (“2025 Convertible Notes”) in an offering to qualified institutional buyers exempt from registration under the Securities Act. The Company received net proceeds, after deducting initial purchasers’ discounts and estimated offering expenses, of approximately $673.6 million from the 2025 Convertible Notes Offering. The 2025 Convertible Notes do not bear regular interest and will mature on December 15, 2025 unless earlier repurchased, redeemed or converted. The Company will settle conversions by paying in cash up to the principal amount of the 2025 Convertible Notes with any excess to be paid or delivered, as the case may be, in cash or shares of Class A common stock or a combination of both at its election, based on the conversion rate. The initial conversion rate for the 2025 Convertible Notes is 12.4262 shares of Class A common stock per $1,000 principal amount of 2025 Convertible Notes (equivalent to an initial conversion price of approximately $80.48 per share of Class A common stock), subject to customary adjustments upon the occurrence of specified events. Before September 15, 2025, noteholders will have the right to convert their 2025 Convertible Notes under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ended March 31, 2021 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the 2025 Convertible Notes for each trading day of the 2025 Measurement Period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate in effect on each such trading day; (3) if the Company calls any or all of the 2025 Convertible Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. From and after September 15, 2025, holders may convert their 2025 Convertible Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. Upon conversion of the 2025 Convertible Notes, the Company will pay in cash the principal amount of the 2025 Notes with any excess to be paid or delivered, as the case may be, in cash or shares of the Company’s Class A common stock or a combination of both at the Company’s election. The 2025 Convertible Notes will be redeemable, in whole or in part, for cash at the Company’s option at any time, and from time to time, on or after December 20, 2023 and on or before the 40th scheduled trading day immediately before the maturity date, but only if the last reported sale price per share of the Company’s Class A common stock exceeds 130% of the conversion price for a specified period of time. The redemption price will be equal to the principal amount of the 2025 Convertible Notes to be redeemed, plus accrued and unpaid special interest, if any, to, but excluding, the redemption date. Upon the occurrence of a “fundamental change,” which term includes certain change of control transactions, the Company must offer to repurchase the 2025 Convertible Notes at a price equal to 100% of their principal amount, plus accrued and unpaid special interest, if any, to, but not including, the date of repurchase. In addition, if a “make-whole fundamental change” occurs prior to the maturity date or if the Company delivers a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its 2025 Convertible Notes in connection with such make-whole fundamental change or notice of redemption, as the case may be.
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
Debt issuance costs related to the 2025 Convertible Notes are comprised of discounts and commissions paid to the initial purchasers and third-party offering costs and total $16.4 million. As of December 31, 2020, the Company allocated the total amount incurred to the liability and equity components of the 2025 Note based on their relative values. Issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity.
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
The net carrying amount of the 2025 Convertible Notes was as follows:

	September 30, 2021	December 31, 2020
Principal outstanding	$690.0	$690.0
Unamortized debt discount	—	(112.5)
Unamortized debt issuance costs	(13.7)	(13.5)
Net carrying value	$676.3	$564.0
The debt issuance costs are amortized to interest expense over the term of the 2025 Convertible Notes at an effective interest rate of 0.48%.
Convertible Notes due 2027
In July 2021, Shift4 Payments, Inc. issued an aggregate principal amount of $632.5 million 0.50% Convertible Senior Notes due 2027 (“2027 Convertible Notes”) in an offering to qualified institutional buyers exempt from registration under the Securities Act. The Company received net proceeds, after deducting initial purchasers’ discounts and estimated offering expenses, of approximately $617.7 million from the 2027 Convertible Notes Offering. The 2027 Convertible Notes are the Company’s senior, unsecured obligations and are equal in right of payment with the Company’s existing and future senior, unsecured indebtedness, senior in right of payment to the Company’s future indebtedness that is expressly subordinated to the 2027 Convertible Notes and effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness. The 2027 Convertible Notes are structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries.
The 2027 Convertible Notes bear regular interest of 0.50% per year, payable semi-annually in arrears on February 1 and August 1 of each year, beginning on February 1, 2022. The 2027 Convertible Notes will mature on August 1, 2027, unless earlier repurchased, redeemed or converted. Before May 1, 2027, noteholders will have the right to convert their 2027 Convertible Notes only upon the occurrence of certain events. From and after May 1, 2027, noteholders may convert their 2027 Convertible Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle conversions by paying in cash up to the principal amount of the 2027 Convertible Notes with any excess to be paid or delivered, as the case may be, in cash or shares of Class A common stock or a combination of both at its election, based on the conversion rate. The initial conversion rate is 8.1524 shares of Class A common stock per $1,000 principal amount of 2027 Convertible Notes (equivalent to an initial conversion price of approximately $122.66 per share of Class A common stock), subject to customary adjustments upon the occurrence of specified events. Before May 1, 2027, holders will have the right to convert their 2027 Convertible Notes under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ended September 30, 2021 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the 2027 Convertible Notes for each trading day of the 2027 Measurement Period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate in effect on each such trading day; (3) if the Company calls any or all of the 2027 Convertible Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. From and after May 1, 2027, holders may convert their 2027 Convertible Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date.
In addition, if certain corporate events that constitute a “make-whole fundamental change” occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. The 2027 Convertible Notes will be redeemable, in whole or in part, at the Company’s option at any time, and from time to time, on or after August 6, 2024 and on or before the 40th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the 2027 Convertible Notes to be redeemed, plus accrued and unpaid special interest, if any, to, but excluding, the redemption date, but only if the last reported sale price per share of the Company’s Class A common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (2) the trading day immediately before the date the Company sends such notice. In addition, calling any 2027 Convertible Note for redemption will constitute a make-whole fundamental change with respect to that 2027 Convertible Note, in which case the conversion rate applicable to the conversion of that 2027 Convertible Note will be increased in certain circumstances if it is converted after it is called for redemption and prior to the second business day immediately before the related redemption date. If certain corporate events that constitute a “fundamental change” occur, then, subject to a limited exception for certain cash mergers, noteholders may require the Company to repurchase their 2027 Convertible Notes at a cash repurchase price equal to the principal amount of the 2027 Convertible Notes to be repurchased, plus accrued and unpaid special interest, if any, to, but excluding, the fundamental change repurchase date. The definition of fundamental change includes certain business combination transactions involving the Company and certain de-listing events with respect to the Company’s Class A common stock.
In connection with the issuance of the 2027 Convertible Notes, Shift4 Payments, Inc. entered into an Intercompany Convertible Note with Shift4 Payments, LLC, whereby Shift4 Payments, Inc. provided the net proceeds from the issuance of the 2027 Convertible Notes to Shift4 Payments, LLC in the amount of $617.7 million. The terms of the Intercompany Convertible Note mirror the terms of the 2027 Convertible Notes issued by Shift4 Payments, Inc. The intent of the Intercompany Convertible Note is to maintain the parity of shares of Class A common stock with LLC Units as required by the Shift4 Payments LLC Agreement.
Debt issuance costs related to the 2027 Convertible Notes are comprised of discounts and commissions paid to the initial purchasers and third-party offering costs and total $14.8 million. The net carrying amount of the 2027 Convertible Notes was as follows:

September 30, 2021
Principal outstanding	$632.5
Unamortized debt issuance costs	(14.5)
Net carrying value	$618.0
The debt issuance costs are amortized to interest expense over the term of the 2027 Convertible Notes at an effective interest rate of 0.89%.
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
In June 2020, the Company made $59.8 million in principal payments on the First Lien Term Loan Facility and repaid in full the $130.0 million outstanding under the Second Lien Term Loan Facility. In connection with these payments, the Company incurred a loss on extinguishment of debt of $7.1 million representing the unamortized capitalized financing costs associated with the prepaid debt, which was recorded to “Loss on extinguishment of debt” in the unaudited Condensed Consolidated Statements of Operations in the three and nine months ended September 30, 2020.

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
Amended and Restated Revolving Credit Facility
On January 29, 2021, the Company amended and restated its First Lien Credit Agreement (“Amended Credit Agreement”) and increased the borrowing capacity under the Revolving Credit Facility to $100.0 million, of which $25.0 million is available for letters of credit. Subject to certain exceptions, all obligations under the First Lien Term Credit Agreement were repaid in full and all commitments thereunder terminated in connection with the Amended Credit Agreement. In connection with the amendment, the Company incurred a loss on extinguishment of debt of $0.2 million, representing unamortized capitalized financing costs, which was recorded to “Loss on extinguishment of debt” in the unaudited Condensed Consolidated Statements of Operations in the three and nine months ended September 30, 2021.
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
The Amended Credit Agreement requires compliance with certain financial covenants, including a maximum secured leverage ratio, tested quarterly when the loans and certain letters of credit outstanding under the revolving credit facility exceed 35% of the total revolving commitments. In addition, the Amended Credit Agreement contains various covenants that, among other restrictions, limit the Company’s and its subsidiaries’ ability to incur indebtedness; incur certain liens; consolidate, merge or sell or otherwise dispose of assets; alter the business conducted by the Company and its subsidiaries; make investments, loans, advances, guarantees and acquisitions; enter into sale and leaseback transactions; pay dividends or make other distributions on equity interests, or redeem, repurchase or retire equity interests; enter into transactions with affiliates; enter into agreements restricting the ability to pay dividends; redeem, repurchase or refinance other indebtedness; and amend or modify governing documents. The Company was in compliance with these covenants at September 30, 2021.
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
Borrowing capacity on this Revolving Credit Facility was $99.5 million as of September 30, 2021, net of a $0.5 million letter of credit.
The 2025 Convertible Notes, 2026 Senior Notes, 2027 Convertible Note and Revolving Credit Facility include certain restrictions on the ability of Shift4 Payments, LLC to make loans, advances, or pay dividends to Shift4 Payments, Inc.
11.Other Consolidated Balance Sheet Components
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following:

	September 30, 2021	December 31, 2020
Prepaid insurance	$4.5	$2.5
Prepaid merchant signing bonuses (a)	1.4	—
Other prepaid expenses (b)	5.8	6.5
Taxes receivable	1.1	1.2
Agent and employee loan receivables	0.2	0.3
Other current assets	0.2	1.0
Total prepaid expenses and other current assets	$13.2	$11.5
(a)Represents deal bonuses paid to merchants to obtain processing contracts, which are amortized over their contractual term of one year.
(b)Includes prepayments related to information technology, rent, tradeshows and conferences.

Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2021	December 31, 2020
Residuals payable	$12.1	$6.8
Accrued interest	9.2	3.6
Deferred employer social security tax pursuant to the CARES Act	3.0	3.0
Deferred tenant reimbursement allowance	2.8	3.1
Accrued payroll	2.3	2.8
Escrow payable	—	2.3
Accrued rent	1.5	1.5
Taxes payable	1.3	1.4
Restructuring accrual	1.5	1.4
Other current liabilities	3.7	4.2
Total accrued expenses and other current liabilities	$37.4	$30.1

12.Fair Value Measurement
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
The Company determines the fair values of its assets and liabilities that are recognized or disclosed at fair value in accordance with the hierarchy described below. The following three levels of inputs may be used to measure fair value:
•Level 1—Quoted prices in active markets for identical assets or liabilities;
•Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities;
•Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include items where the determination of fair value requires significant management judgment or estimation.
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

The table below provides a reconciliation of the beginning and ending balances for the Level 3 contingent liabilities:

	Nine Months Ended September 30,
	2021	2020
Balance at beginning of period	$—	$32.3
Additions (a)	—	1.7
Cash payments made for contingent liabilities related to earnout payments	(0.2)	(2.3)
Contingent liabilities related to change of control settled with Class A common stock and restricted stock units	—	(23.2)
Fair value adjustments	0.2	(7.6)
Balance at end of period	$—	$0.9

(a)During the three months ended March 31, 2020, certain employment compensation agreements were amended. Consequently, previously recorded deferred compensation liabilities of $1.9 million associated with these agreements, included within “Other noncurrent liabilities” on the Consolidated Balance Sheet at December 31, 2019, were derecognized and new liabilities of $1.7 million were recognized at fair value within “Other noncurrent liabilities” on the unaudited Condensed Consolidated Balance Sheets. These contingent liabilities were settled at the IPO for 89,842 restricted stock units.

Fair value adjustments are recorded within “General and administrative expenses” within the unaudited Condensed Consolidated Statements of Operations. There were no transfers into or out of Level 3 during the nine months ended September 30, 2021 and 2020.
The estimated fair value of the Company's outstanding debt using quoted prices from over-the-counter markets, considered Level 2 inputs, was as follows.

	September 30, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
2025 Convertible Notes	$690.0	$835.4	$690.0	$843.9
2026 Senior Notes	450.0	470.8	450.0	468.0
2027 Convertible Notes	632.5	647.5	—	—
Total	$1,772.5	$1,953.7	$1,140.0	$1,311.9
Other financial instruments not measured at fair value on the Company’s unaudited Condensed Consolidated Balance Sheets at September 30, 2021 and December 31, 2020 include cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, other noncurrent assets, accounts payable, and accrued expenses and other current liabilities as their estimated fair values reasonably approximate their carrying value as reported on the unaudited Condensed Consolidated Balance Sheets.
13.Income Taxes
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
The Company has assessed the realizability of the net deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has recorded a full valuation allowance against the deferred tax assets at Shift4 Payments, Inc. as of September 30, 2021, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.

The Company’s effective tax rate was 7.8% and (6.7)% for the three months ended September 30, 2021 and 2020, respectively, and (6.4)% and (1.1)% for the nine months ended September 30, 2021 and 2020, respectively. The income tax expense for the three months ended September 30, 2021 was different than the U.S. federal statutory income tax rate of 21% primarily due to the loss allocated to the noncontrolling interest and changes in the valuation allowances in the United States. The income tax benefit for the nine months ended September 30, 2021 was different than the U.S. federal statutory income tax rate of 21% primarily due to the loss allocated to the noncontrolling interest, changes in the valuation allowances in the United States and the tax windfall related to vested equity-based compensation awards. The income tax benefit for the three and nine months ended September 30, 2020 was different than the U.S. federal statutory income tax rate of 21% primarily due to the loss allocated to the noncontrolling interest and changes in the valuation allowances in the United States. In addition, the nine months ended September 30, 2020 includes a tax benefit of $0.6 million for a net operating loss carryback at Shift4 Corporation which was allowed due to the CARES Act.
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
The Company has not recognized any liability under the TRA after concluding it was not probable that such TRA Payments would be paid based on its estimates of future taxable income. No payments were made to the Continuing Equity Owners pursuant to the TRA during the three or nine months ended September 30, 2021. The amounts payable under the TRA will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of Shift4 Payments, Inc. in the future. If the valuation allowance recorded against the deferred tax assets applicable to the tax attributes referenced above is released in a future period, the TRA liability may be considered probable at that time and recorded within earnings.
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
14.Operating Lease Agreements
The Company has leases under noncancellable agreements which expire on various dates through November 30, 2030.
Total rent expense, which is included in “General and administrative expenses” in the unaudited Condensed Consolidated Statements of Operations, was $1.5 million and $4.4 million for the three and nine months ended September 30, 2021, respectively, and $1.3 million and $4.7 million for the three and nine months ended September 30, 2020, respectively.

The following are the future minimum rental payments required under the operating leases as of September 30, 2021:

2021 (remaining three months)	$1.6
2022	4.9
2023	4.0
2024	3.9
2025	3.4
Thereafter	6.9
Total	$24.7
The Company expects to receive future minimum lease payments for hardware provided under the Company’s SaaS agreements of $10.3 million from October 1, 2021 through September 30, 2022. See Note 8 for more information on the accounting for these operating leases.
15.Related Party Transactions
The Company has a service agreement with the Founder, including access to aircrafts and a property. Total expense for this service, which is included in “General and administrative expenses” in the unaudited Condensed Consolidated Statements of Operations, was $0.2 million and $0.7 million for the three and nine months ended September 30, 2021, respectively, and $0.2 million for the nine months ended September 30, 2020. There were no amounts outstanding at September 30, 2021 or December 31, 2020. On May 31, 2020, the Company amended the monthly fee and added services in this service agreement with the Founder.
Shift4 Payments, LLC incurred management fees to its respective shareholders, prior to the IPO, which is included in “Professional fees” in the unaudited Condensed Consolidated Statements of Operations, of $0.8 million for the nine months ended September 30, 2020.
The Company incurred $1.2 million and $1.0 million in costs associated with the September 2020 and December 2020 Follow-on Offerings, respectively, that were reimbursable by Searchlight, and were included in “Accounts receivable, net” in the Consolidated Balance Sheets at December 31, 2020. The total receivable of $2.2 million was paid in the first quarter of 2021. In the third quarter of 2021, the Company incurred $0.6 million in costs associated with a proposed Follow-on Offering that are reimbursable by Searchlight and included in "Accounts receivable, net" on the Company's unaudited Condensed Consolidated Balance Sheets at September 30, 2021.
In February 2021, the Company accepted the transfer of the right to select a participant for one seat on board Inspiration4, the first all-civilian mission to space, from the Founder, who is also the commander of the mission. The right was transferred to the Company as a non-cash contribution and recorded at its estimated fair value of $2.1 million in “Additional paid-in capital” on the Company’s unaudited Condensed Consolidated Balance Sheets as of September 30, 2021, and expensed within “Advertising and marketing” on the Company's unaudited Condensed Consolidated Statements of Operations in March 2021 when the participant was selected for the mission through a contest held by the Company.
In the six months ended June 30, 2021, the Company incurred a significant amount of nonrecurring expenses to integrate, rebrand and promote 3dcart to Shift4Shop in conjunction with the Inspiration4 announcement. The Company leveraged this unique opportunity to deploy Shift4Shop and promote the Shift4 brand as a whole. A portion of these expenses represented a combined marketing and promotion effort designed to bring attention to both Shift4Shop and the Inspiration4 mission. Management performed a review of the expenses and determined that certain expenses, totaling $0.8 million for the six months ended June 30, 2021, respectively, were directly associated with the Inspiration4 mission and were reimbursed by the Founder. During the three months ended September 30, 2021, an additional $0.4 million of Inspiration4 expenses were incurred on behalf of the Founder, which, as of September 30, 2021, are recorded as "Accounts receivable" on the Company's unaudited Condensed Consolidated Balance Sheets.
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
In September 2021, the Founder, through the SPV, entered into two VPF Contracts with a Dealer, one covering approximately 2.18 million shares of the Company’s Class A common stock and the other covering approximately 2.26 million shares of the Company’s Class A common stock. The VPF Contracts are both scheduled to settle on specified dates in June, July, August and September 2024, at which time the actual number of shares of the Company’s Class A common stock to be delivered by the SPV will be determined based on the price of the Company’s Class A common stock on such dates relative to the forward floor price of approximately $66.4240 per share and the forward cap price of approximately $112.09 per share for the contract covering approximately 2.18 million shares of the Company’s Class A common stock, and to the forward floor price of $66.4240 per share and the forward cap price of approximately $120.39 per share for the contract covering approximately 2.26 million shares of the Company’s Class A common stock, with the aggregate number not to exceed approximately 4.44 million shares, which is the aggregate number of shares of Company’s Class B common stock and their associated common units of Shift4 Payments, LLC pledged by the SPV to secure its obligations under the contracts. Subject to certain conditions, the SPV can also elect to settle the VPF Contracts in cash and thereby retain full ownership of the pledged shares and units.
If Rook were to default on its obligations under the VPF Contracts and fail to cure such default, the Dealer would have the right to exchange the pledged Class B stock and LLC interests for an equal number of the Company’s Class A common stock, and sell such Class A common stock to satisfy Rook’s obligation.
16.Commitments and Contingencies
From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm the Company’s business. In August 2021, TSYS, a Global Payments company and an important vendor to the Company, experienced a significant platform outage resulting in a payment processing service disruption that lasted for several hours. TSYS is utilized by many major credit card issuers and payment processors, which meant the impact of the outage was felt by many card accepting merchants and cardholders across the nation. The Company took steps to lessen the financial impact to its merchants and partners due to the TSYS outage and is seeking compensation through a variety of channels, including engaging with the responsible party. The Company is currently not aware of any other legal proceedings or claims that the Company believes will have a material adverse effect on its business, financial condition or operating results.
17.Redeemable Preferred Units
The redeemable preferred units earned a preferred dividend, which could be paid in cash or preferred units at a rate of 10.50% per annum, compounded quarterly.
During the nine months ended September 30, 2020, $2.1 million of preferred dividends were accrued and recognized as a reduction of “Members’ Deficit.” In connection with the Reorganization Transactions, the redeemable preferred units were converted into LLC Interests.
18.Stockholders’ Equity/Members’ Deficit
Structure prior to the Reorganization Transactions
Prior to the completion of the Reorganization Transactions, Shift4 Payments, LLC had LLC Interests outstanding in the form of Class A Common units and Class B Common units.
Immediately prior to the completion of the Reorganization Transactions, the LLC Interests of Shift4 Payments, LLC were beneficially owned as set forth below.
•Searchlight owned 28,889,790 Class A units, representing 52.3% economic interest in Shift4 Payments, LLC.

•Rook owned 25,829,016 Class A units, representing 46.7% economic interest in Shift4 Payments, LLC.
•A former equity owner owned 528,150 Class B units, representing 1.0% economic interest in Shift4 Payments, LLC.
Amendment and Restatement of Certificate of Incorporation
In connection with the Reorganization Transactions, the Company’s certificate of incorporation was amended and restated to, among other things, provide for the (i) authorization of 300,000,000 shares of Class A common stock with a par value of $ 0.0001 per share; (ii) authorization of 100,000,000 shares of Class B common stock with a par value of $ 0.0001 per share; (iii) authorization of 100,000,000 shares of Class C common stock with a par value of $ 0.0001 per share; and (iv) authorization of 20,000,000 shares of preferred stock with a par value of $ 0.0001 per share.
Holders of Class A common stock are entitled to one vote per share and holders of Class B and Class C common stock are entitled to ten votes per share. Holders of Class A, Class B, and Class C common stock will vote together as a single class on all matters presented to the Company’s stockholders for their vote of approval, except for certain amendments to the Company’s Certificate of Incorporation or as otherwise required by law. Holders of the Class A and Class C common stock are entitled to receive dividends, and upon the Company’s dissolution or liquidation, after payment in full of all amounts required to be paid to creditors and to the holders of preferred stock having liquidation preferences, if any, the holders of shares of Class A and Class C common stock will be entitled to receive pro rata the Company’s remaining assets available for distribution. Holders of the Company’s Class B common stock are not entitled to receive dividends and will not be entitled to receive any distributions upon dissolution or liquidation of the Company. Holders of Class A, Class B, and Class C common stock do not have pre-emptive or subscription rights, and there will be no redemption or sinking fund provisions applicable to any class of common stock. Holders of Class A and Class B common stock do not have conversion rights. Shares of Class C common stock can only be held by the Continuing Equity Owners or their permitted transferees, and if any such shares are transferred to any other person, they will automatically convert into shares of Class A common stock on a one-to-one basis.
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
19.Noncontrolling Interests
Shift4 Payments, Inc. is the sole managing member of Shift4 Payments, LLC, and consolidates the financial results of Shift4 Payments, LLC. The noncontrolling interests balance represents the economic interest in Shift4 Payments, LLC held by the Continuing Equity Owners. The following table summarizes the ownership of LLC Interests in Shift4 Payments, LLC:

	LLC Interests			Ownership percentage
	Shift4 Payments, Inc.	Continuing Equity Owners	Total	Shift4 Payments, Inc.	Continuing Equity Owners	Total
Balances at December 31, 2020	49,926,802	30,625,857	80,552,659	62.0%	38.0%	100.0%
Issuance of LLC units	2,368,493	—	2,368,493	1.0%	(1.0%)	—
Redemption of LLC units	4,353,203	(4,353,203)	—	5.3%	(5.3%)	—
Balances at September 30, 2021	56,648,498	26,272,654	82,921,152	68.3%	31.7%	100.0%
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

20.Equity-based Compensation
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
RSUs and PRSUs
RSUs represent the right to receive shares of the Company’s Class A common stock at a specified date in the future.
RSU activity for the nine months ended September 30, 2021 was as follows:

	Nine Months Ended September 30, 2021
	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested balance at beginning of period	4,840,508	$24.35
Granted (a)	165,751	$74.97
Vested	(3,262,321)	$23.09
Forfeited or cancelled	(18,206)	$45.07
Unvested balance at end of period	1,725,732	$31.33

(a)Includes 77,326 RSUs not subject to continued service, which vested immediately in March 2021 and 35,973 RSUs issued in connection with the VenueNext acquisition, which vest at anniversary dates ranging from six months to two years.

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
The Company recognized equity-based compensation expense of $6.3 million and $26.9 million for the three and nine months ended September 30, 2021 and $6.2 million and $56.2 million for the three and nine months ended September 30, 2020, respectively. At September 30, 2021, the total unrecognized equity-based compensation expense related to outstanding RSUs and PRSUs was $39.2 million, which is expected to be recognized over a weighted-average period of 1.82 years.

21.Basic and Diluted Net Loss per Share
The following table presents the calculation of basic and diluted net loss per share for the periods following the Reorganization Transactions under the two-class method.
Basic and diluted net loss per share of the Company is calculated for the Company's current outstanding classes of common stock. Prior to the Reorganization Transactions, the Shift4 Payments, LLC membership structure included Class A Common units and Class B Common units. Certain of these units were exchanged for Class A and Class C common stock of the Company in the Reorganization Transactions, but not in a proportionate manner, with the remaining units reflecting a noncontrolling interest in the Company. The basic and diluted net loss per share for the nine months ended September 30, 2020 represents only the period from June 5, 2020 to September 30, 2020, the period where the Company had outstanding Class A and Class C common stock.
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

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	June 5, 2020 through September 30, 2020
Net loss	$(13.8)	$(9.8)	$(60.3)	$(11.8)
Less: Net loss attributable to noncontrolling interests	(4.6)	(4.8)	(21.5)	(5.8)
Net loss attributable to Shift4 Payments, Inc.	$(9.2)	$(5.0)	$(38.8)	$(6.0)
Adjustment to net loss attributable to common stockholders	(0.1)	(0.1)	(0.6)	(0.2)
Net loss attributable to common stockholders	$(9.3)	$(5.1)	$(39.4)	$(6.2)

Numerator - Basic and Diluted:
Net loss attributable to common stockholders	$(9.3)	$(5.1)	$(39.4)	$(6.2)
Allocation of net loss among common stockholders:
Net loss allocated to Class A common stock	$(8.2)	$(2.8)	$(33.5)	$(3.3)
Net loss allocated to Class C common stock	$(1.1)	$(2.3)	$(5.9)	$(2.9)

Denominator - Basic and Diluted:
Weighted average shares of Class A common stock outstanding	49,692,599	23,309,247	46,251,576	22,363,399
Weighted average shares of Class C common stock outstanding	6,117,997	19,222,017	8,078,943	19,424,100

Net loss per share - Basic and Diluted:
Class A common stock	$(0.17)	$(0.12)	$(0.72)	$(0.15)
Class C common stock	$(0.17)	$(0.12)	$(0.72)	$(0.15)
The following were excluded from the calculation of diluted net loss per share as the effect would be anti-dilutive.

	Three months ended September 30, 2021	Three months ended September 30, 2020	Nine months ended September 30, 2021	June 5, 2020 through September 30, 2020
LLC Interests that convert into potential Class A common shares	27,115,975	35,567,488	28,806,699	35,567,488
RSUs and performance RSUs - employee	1,712,790	2,171,660	1,712,790	2,171,660
RSUs - non-employee directors	12,942	46,170	12,942	46,170
2025 Convertible Notes	46,130	—	49,281	—
Total	28,887,837	37,785,318	30,581,712	37,785,318
In addition, the Company has excluded from the calculation of diluted net loss per share the effect of the conversion of the 2027 Notes, as the last reported sales price of the Company's common stock was not greater than or equal to 130% of the conversion price for 20 trading days during a period of 30 consecutive trading days during the quarter ended September 30, 2021, per the terms of the agreement. As discussed in Note 10, the Company will pay in cash the $632.5 million principal of the 2027 Notes with any excess to be paid or delivered in cash or shares of the Company's Class A common stock or a combination of both at the Company's election.

22.Supplemental Cash Flows Information
Supplemental cash flows disclosures and noncash information consisted of the following:

	Nine Months Ended September 30,
	2021	2020
Cash paid for interest	$10.5	$33.0
Cash paid for income taxes, net of refunds	0.4	0.8
Noncash operating activities
Deferred compensation settled with restricted stock units	—	2.1
Noncash investing activities
Shares and equity-based compensation awards issued in connection with VenueNext acquisition	26.3	—
Equipment for lease	4.6	—
Capitalized software development costs	1.6	—
Capitalized acquisition costs	0.4	—
Noncash financing activities
Contingent consideration settled with Class A common stock	—	21.1
Right associated with Inspiration4 seat	2.1	—
Short-term financing for directors and officers insurance	—	3.4
Preferred return on preferred stock settled with LLC Interests	—	2.3
Offering costs not yet paid	—	0.8
23.Segments
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
The following table summarizes gross revenue by revenue type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Payments-based revenue (a)	$346.9	$196.8	$887.6	$494.4
Subscription and other revenues	30.9	18.0	80.5	61.6
Total gross revenue	377.8	214.8	968.1	556.0
Less: network fees	251.9	127.1	608.4	321.8
Less: Other costs of sales (b)	61.5	36.2	165.4	107.7
Gross profit	$64.4	$51.5	$194.3	$126.5

(a) For the three and nine months ended September 30, 2021, payments-based revenue includes nonrecurring payments of $22.4 million the Company made to merchants related to the TSYS outage that are treated as contra revenue and as such reduce payments-based revenue. See Note 3 for more information about the TSYS outage.
(b) For the three and nine months ended September 30, 2021, other costs of sales includes nonrecurring payments of $2.3 million the Company made to partners related to the TSYS outage. See Note 3 for more information about the TSYS outage.

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
As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to:
•“we,” “us,” “our,” the “Company,” “Shift4” and similar references refer: (1) following the consummation of the Reorganization Transactions, to Shift4 Payments, Inc., and, unless otherwise stated, all of its subsidiaries, including Shift4 Payments, LLC and, unless otherwise stated, all of its subsidiaries, and (2) prior to the completion of the Reorganization Transactions, to Shift4 Payments, LLC and, unless otherwise stated, all of its subsidiaries.
•“Continuing Equity Owners” refers collectively to Searchlight, our Founder and their respective permitted transferees that own LLC Interests after the Reorganization Transactions and who may redeem at each of their options, in whole or in part from time to time, their LLC Interests for, at our election, cash or newly-issued shares of Shift4 Payments, Inc.’s Class A common stock.
•“LLC Interests” refers to the common units of Shift4 Payments, LLC, including those that we purchased directly from Shift4 Payments, LLC with the proceeds from our initial public offering (“IPO”) and the concurrent private placement and the common units of Shift4 Payments, LLC that we acquired from the Former Equity Owners in connection with the consummation of the Reorganization Transactions. See the section entitled “Initial public offering and concurrent private placement” below.
•“Founder” refers to Jared Isaacman, our Chief Executive Officer and the sole stockholder of Rook Holdings Inc. Our Founder is a Continuing Equity Owner and an owner of Class C common stock.
•“Former Equity Owner” refers to FPOS Holding Co., Inc. who exchanged its LLC Interests for shares of our Class A common stock in connection with the consummation of the Reorganization Transactions.
•“Reorganization Transactions” refer to certain organizational transactions that we effected in connection with our IPO in June 2020. See the section entitled “Reorganization Transactions” below.
•“Rook” refers to Rook Holdings Inc., a Delaware corporation wholly-owned by our Founder and for which our Founder is the sole stockholder.
•“Searchlight” refers to Searchlight Capital Partners, L.P., a Delaware limited partnership, and certain funds affiliated with Searchlight. Searchlight is a Continuing Equity Owner and an owner of Class C common stock.
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

At the heart of our business is our payments platform. Our payments platform is a full suite of integrated payment products and services that can be used across multiple channels (in-store, online, mobile and tablet- based) and industry verticals, including:
•end-to-end payment processing for a broad range of payment types;
•merchant acquiring;
•proprietary omni-channel gateway capable of multiple methods of mobile, contactless and QR code-based payments;
•complementary software integrations;
•full eCommerce capabilities, including web-store design, hosting, shopping cart management and fulfillment integrations;
•integrated and mobile POS solutions;
•security and risk management solutions; and
•reporting and analytical tools.
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
Our end-to-end payments offering combines our payments platform, including our proprietary gateway and breadth of software integrations, and our suite of technology solutions to create a compelling value proposition for our merchants. Our end-to end payment volume was $13.5 billion and $7.1 billion for the three months ended September 30, 2021 and 2020, respectively, and $33.3 billion and $17.5 billion for the nine months ended September 30, 2021 and 2020, respectively. This end-to-end payment volume contributed approximately 67% and 65% of gross revenue less network fees for the three months ended September 30, 2021 and 2020, respectively, and approximately 66% and 60% of gross revenue less network fees for the nine months ended September 30, 2021 and 2020, respectively.
Our merchants range from small to medium sized businesses to large and complex enterprises across numerous verticals including lodging, leisure, stadiums and arenas, and food and beverage.
Revision of Previously Issued Financial Statements
The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the revision of our previously reported consolidated financial statements for the three and nine months ended September 30, 2020. See Note 1 in the notes to the accompanying unaudited condensed consolidated financial statements for more information.
Recent developments
TSYS outage
On August 21, 2021, TSYS, a Global Payments Company and an important vendor to the Company, experienced a significant platform outage that resulted in the disruption of payment processing for our merchants ("TSYS outage"). TSYS is utilized by many major credit card issuers and payment processors, which meant the impact of the outage was felt by many card accepting merchants and cardholders across the nation. In response to the TSYS outage, we distributed payments to both merchants and partners in order to alleviate the impact of the outage on their businesses. The following paragraphs describe how these payments are reflected in our accompanying unaudited condensed consolidated financial statements and disclosures.
In the third quarter of 2021, we distributed $22.4 million in payments to our merchants to approximate the lost revenues they experienced as a result of the TSYS outage. Under ASC 606, these payments were recorded as contra revenue, which is reflected as a reduction of “Gross revenue” in our unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021. These payments are considered nonrecurring and are therefore reflected as an adjustment when calculating adjusted EBITDA. In addition, for the three and nine months ended September 30, 2021, gross revenue less network fees excludes the impact of the TSYS outage.
In the third quarter of 2021, we also distributed $2.3 million in payments to our partners to approximate their lost revenues and compensate them for the additional support required from them to manage the outage. Consistent with the treatment of our payments to our partners in the normal course of business, these payments are reflected as an increase to “Cost of sales” in our unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021. These payments are considered nonrecurring and are therefore reflected as an adjustment when calculating adjusted EBITDA.
See Note 3 to the accompanying unaudited condensed consolidated financial statements for more information about the TSYS outage and Key performance indicators and non-GAAP measures for more information about adjusted EBITDA and gross revenue less network fees.
Recent acquisition
Postec
On September 1, 2021, we acquired Postec, Inc ( “Postec”), for approximately $14.0 million in cash, net of cash acquired. This acquisition enables the boarding of the vendor’s customers on our end-to-end acquiring solution and empowers our distribution partners to sign the vendor’s customer accounts and leverage the combined expertise to handle all aspects of installation, service, and support. See Note 2 in the notes to the accompanying unaudited condensed consolidated financial statements for more information.
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
Our business was not significantly impacted by the COVID-19 pandemic until the latter part of March 2020, at which time our end-to-end payment volumes declined 70%. Since late March 2020 when shelter-in-place, social distancing, the closing of non-essential businesses and other restrictive measures were first put in place across the United States, we have seen a significant recovery in our end-to-end payment volumes despite volumes in certain merchant categories associated with international travel and corporate travel running lower than pre-COVID-19 pandemic levels. End-to-end payment volumes for the third quarter of 2021 were approximately 90% higher than end-to-end payment volumes in the third quarter of 2020 and approximately 14% higher than the second quarter of 2021 as a result of merchants reopening their operations, new merchant onboarding and a growing number of gateway merchants converting to our end-to-end solution in 2021. While gross revenue and end-to-end payment volumes for the three and nine months ended September 30, 2021 have exceeded those for the three and nine months ended September 30, 2020, we will continue to evaluate the nature and extent of potential COVID-19-related impacts to our business, consolidated results of operations, and liquidity. See “Risk Factors” in Part I, Item 1A of our 2020 Form 10-K.
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
Gross revenue consists primarily of payments-based revenue and subscription and other revenues:
Payments-based revenue includes fees for payment processing services and gateway services. Payment processing fees are primarily driven as a percentage of payment volume. They may also have a fixed fee, a minimum monthly usage fee and a fee based on transactions. Gateway services, data encryption and tokenization are primarily driven by per transaction fees as well as monthly usage fees. In addition, the three and nine months ended September 30, 2021 include nonrecurring payments of $22.4 million we made to our merchants related to the TSYS outage, described in Recent Developments above, that are treated as contra revenue and as such reduce payments-based revenue.
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
Other costs of sales includes amortization of capitalized software development costs, capitalized software, acquired technology and capitalized customer acquisition costs. It also includes incentives, shipping and handling costs related to the delivery of devices, and through June 30, 2020, contains other contract fulfillment costs as well as equipment provided under our warranty program that is included with the monthly SaaS fee. Subsequent to June 30, 2020, other contract fulfillment costs and equipment under our warranty program included with the monthly SaaS fee are capitalized as equipment for lease. Capitalized software development costs are amortized using the straight-line method on a product-by-product basis over the estimated useful life of the software. Capitalized software, acquired technology and capitalized acquisition costs are amortized on a straight-line basis in accordance with our accounting policies. In addition, the three and nine months ended September 30, 2021 include nonrecurring payments of $2.3 million we made to our partners related to the TSYS outage described in Recent Developments above.
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
Net loss attributable to noncontrolling interests arises from net loss from the non-owned portion of businesses where we have a controlling interest but less than 100% ownership. This represents the noncontrolling interests in Shift4 Payments, LLC and its consolidated subsidiaries, which is comprised of the loss allocated to Continuing Equity Owners as a result of their proportional ownership of LLC Interests.
Comparison of results for the three months ended September 30, 2021 and 2020
The following table sets forth the consolidated statements of operations for the periods presented.

	Three Months Ended September 30,
(in millions)	2021	2020	$ change	% change
Payments-based revenue	$346.9	$196.8	$150.1	76.3%
Subscription and other revenues	30.9	18.0	12.9	71.7%
Total gross revenue	377.8	214.8	163.0	75.9%
Less: network fees	251.9	127.1	124.8	98.2%
Less: Other costs of sales	61.5	36.2	25.3	69.9%
Gross profit	64.4	51.5	12.9	25.0%
General and administrative expenses	48.1	35.4	12.7	35.9%
Depreciation and amortization expense	15.0	16.2	(1.2)	(7.4)%
Professional fees	3.3	2.9	0.4	13.8%
Advertising and marketing expenses	3.5	0.8	2.7	NM
Restructuring expenses	0.1	0.1	—	NM
Total operating expenses	70.0	55.4	14.6	26.4%
Loss from operations	(5.6)	(3.9)	(1.7)	43.6%
Other income, net	0.2	0.5	(0.3)	(60.0)%
Interest expense	(7.4)	(7.1)	(0.3)	4.2%
Loss before income taxes	(12.8)	(10.5)	(2.3)	21.9%
Income tax (expense) benefit	(1.0)	0.7	(1.7)	NM
Net loss	(13.8)	(9.8)	(4.0)	40.8%
Net loss attributable to noncontrolling interests	(4.6)	(4.8)	0.2	(4.2)%
Net loss attributable to Shift4 Payments, Inc.	$(9.2)	$(5.0)	$(4.2)	84.0%
The three months ended September 30, 2021 include nonrecurring payments we made in the third quarter of 2021 to our merchants of $22.4 million and partners of $2.3 million due to the TSYS outage and associated costs of $0.4 million. The TSYS outage payments and associated costs had the following impact on our results in our unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2021:
•$22.4 million decrease to Payments-based revenue and Gross revenue;
•$2.3 million increase to Other costs of sales;
•$24.9 million decrease to Gross profit; and
•$25.1 million decrease to Loss from operations and Net loss.
See Recent developments above and Note 3 to the accompanying unaudited condensed consolidated financial statements for more information about the TSYS outage.

Gross Revenue
Gross revenue was $377.8 million for the three months ended September 30, 2021, compared to $214.8 million for the three months ended September 30, 2020, an increase of $163.0 million or 75.9%. Gross revenue is comprised of payments-based revenue, subscription and other revenues and in the three months ended September 30, 2021 includes $22.4 million in payments we made to merchants as a result of the August 2021 TSYS outage discussed in Recent developments above.
Payments-based revenue was $346.9 million for the three months ended September 30, 2021, compared to $196.8 million for the three months ended September 30, 2020, an increase of $150.1 million or 76.3%. The increase in payments-based revenue is primarily driven by an increase in end-to-end payment volume of $6.4 billion, or approximately 90%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The COVID-19 pandemic impacted our end-to-end payment volumes beginning mid-March 2020 when shelter-in-place, social distancing, the closing of non-essential businesses and other restrictive measures were first put in place across the United States. This was partially offset by $22.4 million in payments we made to merchants as a result of the August 2021 TSYS outage discussed in Recent developments above, which were recorded as contra revenue.
Subscription and other revenues were $30.9 million for the three months ended September 30, 2021, compared to $18.0 million for the three months ended September 30, 2020, an increase of $12.9 million or 71.7%. The increase in subscription and other revenues is driven primarily by the 3dcart, VenueNext, hospitality technology vendor and Postec acquisitions which collectively contributed $10.2 million more to subscription and other revenues in the three months ended September 30, 2021, compared to the three months ended September 30, 2020. In addition, software license sales increased $1.3 million for three months ended September 30, 2021, compared to the three months ended September 30, 2020.
Network Fees
Network fees were $251.9 million for the three months ended September 30, 2021, compared to $127.1 million for the three months ended September 30, 2020, an increase of $124.8 million or 98.2%. This increase is correlated with the increase in end-to-end payment volume as described above.
Gross revenue less network fees was $148.3 million for the three months ended September 30, 2021, compared to $87.7 million for the three months ended September 30, 2020, an increase of $60.6 million or 69.1%. For the three months ended September 30, 2021, gross revenue less network fees excludes the $22.4 million impact of the TSYS outage. The increase in gross revenue less network fees is largely correlated with an increase in end-to-end payment volume. See “—Key performance indicators and non-GAAP measures” for a reconciliation of gross profit to gross revenue less network fees.
Other costs of sales
Other costs of sales was $61.5 million for the three months ended September 30, 2021, compared to $36.2 million for the three months ended September 30, 2020, an increase of $25.3 million, or 69.9%. This increase was primarily a result of:
•higher residual commissions, which increased other costs of sales $14.1 million, were driven by the growth in gross revenue less network fees;
•the 3dcart, VenueNext, hospitality technology vendor and Postec acquisitions which collectively increased other cost of sales $3.5 million in the three months ended September 30, 2021;
•payments to partners of $2.3 million, which increased other costs of sales in the three months ended September 30, 2021 due to the TSYS outage discussed in Recent developments above;
•higher capitalized acquisition cost amortization, which increased other costs of sales $1.2 million, related to deal bonuses paid to VARs to obtain processing contracts; and,
•higher capitalized software development amortization, which increased other costs of sales $0.6 million.
Operating expenses
General and administrative expenses. General and administrative expenses were $48.1 million for the three months ended September 30, 2021, compared to $35.4 million for the three months ended September 30, 2020, an increase of $12.7 million or 35.9%. The increase was primarily due to higher employee-related expenses of $7.7 million in the three months ended September 30, 2021, compared to the three months ended September 30, 2020, as a result of our continued growth and expansion. In addition, the acquisitions of VenueNext, 3dcart, a hospitality technology vendor and Postec collectively increased general and administrative expenses $4.9 million in the three months ended September 30, 2021.

Depreciation and amortization expense. Depreciation and amortization expense was $15.0 million for the three months ended September 30, 2021, compared to $16.2 million for the three months ended September 30, 2020, a decrease of $1.2 million or 7.4%. The decrease was primarily due to certain intangible assets reaching the end of their amortization period.
Professional fees. Professional fees were $3.3 million for the three months ended September 30, 2021, compared to $2.9 million for the three months ended September 30, 2020, an increase of $0.4 million or 13.8%. The increase was due to acquisition-related costs and increased fees related to requirements of operating as a public company.
Advertising and marketing expenses. Advertising and marketing expenses were $3.5 million for the three months ended September 30, 2021, compared to $0.8 million for the three months ended September 30, 2020, an increase of $2.7 million. The increase was partially due to $1.6 million of costs associated with the Inspiration4 seat and higher trade show expenses of $0.5 million in the three months ended September 30, 2021 since trade shows scheduled for the three months ended September 30, 2020 were either postponed or cancelled due to the COVID-19 pandemic. In addition, the VenueNext, 3dcart, hospitality technology vendor and Postec acquisitions collectively increased advertising and marketing expenses $0.5 million in the three months ended September 30, 2021.
Other income, net
Other income, net was $0.2 million for the three months ended September 30, 2021, compared to $0.5 million for the three months ended September 30, 2020, a decrease of $0.3 million or 60.0%. The decrease is primarily driven by unearned contingent liabilities associated with our residual commission buyout agreements in the three months ended September 30, 2020.
Interest expense
Interest expense was $7.4 million for the three months ended September 30, 2021, compared to $7.1 million for the three months ended September 30, 2020, an increase of $0.3 million     or 4.2% driven by higher interest expense of $1.4 million due to the issuance of the convertible senior notes due 2027 (“2027 Convertible Notes”) in July 2021. This is partially offset by the debt refinancing in October 2020, which reduced the interest rate on our First Lien Term Loan Facility from 5.50% to 4.625% on the 2026 Senior Notes, which reduced interest expense by $1.1 million for the three months ended September 30, 2021.
Income tax benefit
The effective tax rate for the three months ended September 30, 2021 was 7.8%, compared to the effective tax rate for the three months ended September 30, 2020 of (6.7)%.
The income tax benefit was different than the U.S. federal statutory income tax rate of 21% primarily due to the loss allocated to the noncontrolling interest and changes in the valuation allowances in the United States for both the three months ended September 30, 2021 and September 30, 2020.
Net loss attributable to noncontrolling interests
Net loss attributable to noncontrolling interests of Shift4 Payments, LLC was $(4.6) million for the three months ended September 30, 2021, compared to $(4.8) million for the three months ended September 30, 2020.

Comparison of results for the nine months ended September 30, 2021 and 2020
The following table sets forth the consolidated statements of operations for the periods presented.

	YTD
(in millions)	2021	2020	$ change	% change
Payments-based revenue	$887.6	$494.4	$393.2	79.5%
Subscription and other revenues	80.5	61.6	18.9	30.7%
Total gross revenue	968.1	556.0	412.1	74.1%
Less: network fees	608.4	321.8	286.6	89.1%
Less: Other costs of sales	165.4	107.7	57.7	53.6%
Gross profit	194.3	126.5	67.8	53.6%
General and administrative expenses	153.3	144.8	8.5	5.9%
Depreciation and amortization expense	45.9	37.1	8.8	23.7%
Professional fees	13.0	5.8	7.2	124.1%
Advertising and marketing expenses	26.1	2.9	23.2	NM
Restructuring expenses	0.2	0.4	(0.2)	(50.0%)
Other operating (income) expense, net	—	(12.4)	12.4	NM
Total operating expenses	238.5	178.6	59.9	33.5%
Loss from operations	(44.2)	(52.1)	7.9	(15.2%)
Loss on extinguishment of debt	(0.2)	(7.1)	6.9	(97.2%)
Other income, net	0.2	0.6	(0.4)	(66.7%)
Interest expense	(20.2)	(32.1)	11.9	(37.1%)
Loss before income taxes	(64.4)	(90.7)	26.3	(29.0%)
Income tax benefit	4.1	1.0	3.1	NM
Net loss	(60.3)	(89.7)	29.4	(32.8%)
Net loss attributable to noncontrolling interests (a)	(21.5)	(83.7)	62.2	(74.3%)
Net loss attributable to Shift4 Payments, Inc.	$(38.8)	$(6.0)	$(32.8)	NM

(a)For the nine months ended September 30, 2020, includes the net loss incurred prior to the Reorganization Transactions and prior to June 4, 2020, the date the SEC declared effective our Registration Statement on Form S-1 filed in connection with our IPO.
The nine months ended September 30, 2021 include nonrecurring payments we made in the third quarter of 2021 to our merchants of $22.4 million and partners of $2.3 million due to the TSYS outage and associated costs of $0.4 million. The TSYS outage payments and associated costs had the following impact on our results in our unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2021:
•$22.4 million decrease to Payments-based revenue and Gross revenue;
•$2.3 million increase to Other costs of sales;
•$24.9 million decrease to Gross profit; and
•$25.1 million decrease to Loss from operations and Net loss.
See Recent developments above and Note 3 to the accompanying unaudited condensed consolidated financial statements for more information about the TSYS outage.
Gross Revenue
Gross revenue was $968.1 million for the nine months ended September 30, 2021, compared to $556.0 million for the nine months ended September 30, 2020, an increase of $412.1 million or 74.1%. Gross revenue is comprised of payments-based revenue and subscription and other revenues and in the nine months ended September 30, 2021 includes $22.4 million in payments we made to merchants as a result of the August 2021 TSYS outage discussed in Recent developments above, which were recorded as contra revenue.
Payments-based revenue was $887.6 million for the nine months ended September 30, 2021, compared to $494.4 million for the nine months ended September 30, 2020, an increase of $393.2 million or 79.5%. The increase in payments-based revenue is primarily driven by the increase in end-to-end payment volume of $15.8 billion, or approximately 90%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The COVID-19 pandemic impacted our end-to-end payment volumes beginning mid-March 2020 when shelter-in-place, social distancing, the closing of non-essential businesses and other restrictive measures were first put in place across the United States. This was partially offset by $22.4 million in payments we made to merchants as a result of the August 2021 TSYS outage discussed in Recent developments above.
Subscription and other revenues were $80.5 million for the nine months ended September 30, 2021, compared to $61.6 million for the nine months ended September 30, 2020, an increase of $18.9 million or 30.7%. The increase is driven by the 3dcart, VenueNext, hospitality technology vendor and Postec acquisitions which collectively contributed $21.0 million more to subscription and other revenues in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. In addition, software license revenue increased $0.6 million from the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. This was offset by a decrease in hardware revenue of $2.6 million primarily due to hardware provided under our SaaS arrangements being accounted for as operating leases in the nine months ended September 30, 2021, whereby revenue is recognized monthly, as compared to the nine months ended September 30, 2020, when it was recognized at the time of shipment.
Network Fees
Network fees were $608.4 million for the nine months ended September 30, 2021, compared to $321.8 million for the nine months ended September 30, 2020, an increase of $286.6 million or 89.1%. This increase is correlated with the increase in end-to-end payment volume as described above.
Gross revenue less network fees was $382.1 million for the nine months ended September 30, 2021, compared to $234.2 million for the nine months ended September 30, 2020, an increase of $147.9 million or 63.2%. For the nine months ended September 30, 2021, gross revenue less network fees excludes the $22.4 million impact of the TSYS outage. The increase in gross revenue less network fees is largely correlated with the increase in end-to-end payment volume. See “—Key performance indicators and non-GAAP measures” for a reconciliation of gross profit to gross revenue less network fees.
Other costs of sales
Other costs of sales was $165.4 million for the nine months ended September 30, 2021, compared to $107.7 million for the nine months ended September 30, 2020, an increase of $57.7 million, or 53.6%. This increase was primarily a result of:
•higher residual commissions, which increased other costs of sales $40.8 million, driven by the growth in gross revenue less network fees;
•the 3dcart, VenueNext, hospitality technology vendor and Postec acquisitions, which collectively increased other costs of sales $9.8 million in the three months ended September 30, 2021;
•higher than normal chargeback losses during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, driven by the business failure of one merchant causing $5.5 million in estimated unrecoverable chargeback transactions in the nine months ended September 30, 2021;
•higher capitalized acquisition cost amortization, which increased other costs of sales $4.4 million, related to deal bonuses paid to VARs to obtain processing contracts;
•payments to partners of $2.3 million, which increased other costs of sales in the nine months ended September 30, 2021 due to the TSYS outage discussed in Recent developments above; and,
•higher capitalized software development amortization, which increased other costs of sales $1.8 million; partially offset by,
•the impact of modifying the terms and conditions of our SaaS arrangements and updating our operational procedures to account for our hardware as operating leases, which resulted in a decline of $12.6 million in costs of sales. Effective June 30, 2020, equipment leased to merchants is capitalized as a fixed asset, whereas, prior to June 30, 2020, these arrangements were accounted for as sales-type leases and expensed when deployed.
Operating expenses
General and administrative expenses. General and administrative expenses were $153.3 million for the nine months ended September 30, 2021, compared to $144.8 million for the nine months ended September 30, 2020, an increase of $8.5 million or 5.9%. The increase was due to higher employee-related expenses of $23.9 million in the nine months ended September 30,

2021, compared to the nine months ended September 30, 2020, as a result of our continued growth and expansion. In addition, the recent acquisitions of VenueNext, 3dcart, a hospitality technology vendor and Postec collectively increased general and administrative expenses $16.2 million in the nine months ended September 30, 2021. This was partially offset by lower equity-based compensation expense of $32.2 million in the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, as a result of compensation expense recognized in the nine months ended September 30, 2020 related to contractual change of control bonuses in connection with the IPO. See Note 20 in the notes to the accompanying unaudited condensed consolidated financial statements for more information on equity-based compensation.
Depreciation and amortization expense. Depreciation and amortization expense was $45.9 million for the nine months ended September 30, 2021, compared to $37.1 million for the nine months ended September 30, 2020, an increase of $8.8 million or 23.7%. The increase was primarily due to hardware provided under our SaaS arrangements being accounted for as operating leases, effective June 30, 2020, while previously they were accounted for as sales-type leases driving higher depreciation expense for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, of $9.7 million. See Note 3 in the notes to the accompanying unaudited condensed consolidated financial statements for more information on the change to the terms and conditions of our SaaS arrangements. In addition, the recent acquisitions of VenueNext, 3dcart, a hospitality technology vendor and Postec collectively increased depreciation and amortization expense $1.9 million in the nine months ended September 30, 2021. This was partially offset by a decline in intangible amortization expense as certain intangible assets reached the end of their amortization period.
Professional fees. Professional fees were $13.0 million for the nine months ended September 30, 2021, compared to $5.8 million for the nine months ended September 30, 2020, an increase of $7.2 million or 124.1%. The increase was due to acquisition-related costs and increased fees related to requirements of operating as a public company.
Advertising and marketing expenses. Advertising and marketing expenses were $26.1 million for the nine months ended September 30, 2021, compared to $2.9 million for the nine months ended September 30, 2020, an increase of $23.2 million. The increase was primarily due to expenses related to the integration of 3dcart and its rebranding as Shift4Shop and $3.7 million of costs associated with the Inspiration4 seat. These expenses are anticipated to be nonrecurring in nature.
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
Loss on extinguishment of debt
A loss on extinguishment of debt, representing unamortized capitalized financing costs, of $0.2 million was incurred with the refinancing of the Revolving Credit Facility during the nine months ended September 30, 2021. In connection with the pre-payment of $59.8 million on the First Lien Term Loan Facility and the full repayment of $130.0 million on the Second Lien Term Loan Facility, we incurred a non-cash loss on extinguishment of debt of $7.1 million during the nine months ended September 30, 2020 representing the unamortized capitalized financing costs associated with the debt prepayment. See Note 10 to the accompanying unaudited condensed consolidated financial statements for more information.
Other income, net
Other income, net was $0.2 million for the nine months ended September 30, 2021, compared to $0.6 million for the nine months ended September 30, 2020, a decrease of $0.4 million or 66.7%. The decrease is driven by unearned contingent liabilities associated with our residual commission buyout agreements in 2020.
Interest expense
Interest expense was $20.2 million for the nine months ended September 30, 2021, compared to $32.1 million for the nine months ended September 30, 2020, a decrease of $11.9 million or 37.1%. This decrease in interest expense was primarily due to the pre-payments for the First Lien and Second Lien Term Loan Facilities and the repayment of the Revolving Credit Facility, all of which were completed in June 2020, and impacted interest expense by approximately $9.2 million. In addition, the debt refinancing in October 2020 reduced the interest rate on our First Lien Term Loan Facility from 5.50% to 4.625% on the 2026 Senior Notes, which reduced interest expense by $4.4 million. This was partially offset by an increase in interest expense as a result of the issuance of the 2027 Convertible Notes in July 2021.

Income tax benefit
The effective tax rate for the nine months ended September 30, 2021 was (6.4)%, compared to the effective tax rate for the nine months ended September 30, 2020 of (1.1)%.
The 2021 income tax benefit was different than the U.S. federal statutory income tax rate of 21% primarily due to the loss allocated to the noncontrolling interest, changes in the valuation allowances in the United States and the tax windfall related to vested equity-based compensation awards. The income tax benefit for the nine months ended September 30, 2020 was different than the U.S. federal statutory income tax rate of 21% primarily due to the loss allocated to the noncontrolling interest, changes in the valuation allowances in the United States and recording a tax benefit of $0.6 million for a net operating loss carryback at Shift4 Corporation which was allowed due to the CARES Act.
Net loss attributable to noncontrolling interests
Net loss attributable to noncontrolling interests of Shift4 Payments, LLC was $(21.5) million for the nine months ended September 30, 2021 compared to $(83.7) million for the nine months ended September 30, 2020. The net loss incurred for the nine months ended September 30, 2020 includes the net loss incurred prior to the Reorganization and prior to June 4, 2020, the date the SEC declared effective our Registration Statement on Form S-1 filed in connection with our IPO.
Key performance indicators and non-GAAP measures
The following table sets forth our key performance indicators and non-GAAP measures for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
End-to-end payment volume	$13,457.2	$7,090.7	$33,277.9	$17,476.8
Gross revenue less network fees	148.3	87.7	382.1	234.2
EBITDA	20.4	20.8	32.6	1.1
Adjusted EBITDA	55.8	28.7	123.2	61.0
End-to-end payment volume
End-to-end payment volume is defined as the total dollar amount of card payments that we authorize and settle on behalf of our merchants. This volume does not include volume processed through our gateway-only merchants.
Gross revenue less network fees, EBITDA and Adjusted EBITDA
We use supplemental measures of our performance which are derived from our consolidated financial information but which are not presented in our consolidated financial statements prepared in accordance with GAAP. These non-GAAP financial measures include: gross revenue less network fees, which includes interchange and assessment fees; earnings before interest expense, income taxes, depreciation, and amortization (“EBITDA”); and Adjusted EBITDA. Gross revenue less network fees represents a key performance metric that management uses to measure changes in the mix and value derived from our customer base as we continue to execute our strategy to expand our reach to serve larger, complex merchants. For the three and nine months ended September 30, 2021, gross revenue less network fees excludes the impact of the payments to merchants, included in "Gross revenue," and payments to partners and associated expenses due to the TSYS outage, in both cases included in "Other costs of sales" in our unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021. These are nonrecurring payments that occurred outside of our day-to-day operations, and we have excluded them in order to provide more useful information to investors in the evaluation of our performance period-over-period. Adjusted EBITDA is the primary financial performance measure used by management to evaluate its business and monitor results of operations. Adjusted EBITDA represents EBITDA further adjusted for certain non-cash and other nonrecurring items that management believes are not indicative of ongoing operations. These adjustments include the TSYS outage and associated costs, acquisition, restructuring and integration costs, equity-based compensation expense and other nonrecurring items. The financial impact of certain elements of these activities is often large relative to the Company's overall financial performance and can adversely affect the comparability of our operating results and investors' ability to analyze the business from period to period.
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
Gross revenue less network fees:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Gross profit (a) (b)	$64.4	$51.5	$194.3	$126.5
Add back: Other costs of sales (a)	61.5	36.2	165.4	107.7
Add back: TSYS outage payments (b)	22.4	—	22.4	—
Gross revenue less network fees	$148.3	$87.7	$382.1	$234.2

(a)Both the three and nine months ended September 30, 2021 include $2.3 million of nonrecurring payments to partners associated with the TSYS outage. See Recent developments above and Note 3 to the accompanying unaudited condensed consolidated financial statements for more information about the TSYS outage.
(b)Both the three and nine months ended September 30, 2021 include $22.4 million of nonrecurring payments to merchants associated with the TSYS outage. See Recent developments above and Note 3 to the accompanying unaudited condensed consolidated financial statements for more information about the TSYS outage.
EBITDA and Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Net loss	$(13.8)	$(9.8)	$(60.3)	$(89.7)
Interest expense	7.4	7.1	20.2	32.1
Income tax (benefit) provision	1.0	(0.7)	(4.1)	(1.0)
Depreciation and amortization expense	25.8	24.2	76.8	59.7
EBITDA	20.4	20.8	32.6	1.1
TSYS outage payments and associated costs (a)	25.1	—	25.1	—
Acquisition, restructuring and integration costs (b)	4.0	1.7	33.0	4.8
Equity-based compensation (c)	6.6	6.2	32.0	56.2
Impact of lease modifications (d)	—	—	—	(12.4)
Other nonrecurring items (e)	(0.3)	—	0.5	11.3
Adjusted EBITDA	$55.8	$28.7	$123.2	$61.0

(a)Includes nonrecurring payments we made in the third quarter of 2021 to our merchants of $22.4 million and partners of $2.3 million due to the TSYS outage and other expenses incurred associated with the TSYS outage of $0.4 million. See Recent developments above and Note 3 to the accompanying unaudited condensed consolidated financial statements for more information about the TSYS outage.

(b)For the three months ended September 30, 2021, consists primarily of $2.0 million of acquisition-related costs and $1.6 million of costs associated with the Inspiration4 seat. For the three months ended September 30, 2020, consists primarily of fair value adjustments to contingent liabilities of $1.1 million. For the nine months ended September 30, 2021, consists primarily of expenses related to the integration of 3dcart and its rebranding as Shift4Shop of $20.4 million, acquisition-related costs incurred of $6.3 million and $3.7 million of costs associated with the Inspiration4 seat. For the nine months ended September 30, 2020, consists primarily of change of control liabilities as a result of the IPO of $10.3 million and deferred compensation arrangements of $2.1 million, offset by fair value adjustments to contingent liabilities of $8.0 million. See Note 12 in the notes to the accompanying unaudited condensed consolidated financial statements for more information on the contingent liability adjustments.
(c)Represents equity-based compensation expense for RSUs, including employer taxes for vested RSUs. See Note 20 in the notes to the accompanying unaudited condensed consolidated financial statements for more information on equity-based compensation.
(d)Effective June 30, 2020, we modified the terms and conditions of our SaaS arrangements and updated our operational procedures. As a result, beginning June 30, 2020, hardware provided under our SaaS agreements is accounted for as an operating lease, whereas prior to June 30, 2020, these arrangements were accounted for as sales-type leases. This adjustment represents the one-time cumulative impact of modifying the contracts effective June 30, 2020. Prior to amending the terms, the sales-type lease accounting treatment impacted EBITDA and adjusted EBITDA negatively by $8.6 million for nine months ended September 30, 2020.
(e)For the nine months ended September 30, 2020, primarily consists of a $7.1 million loss on extinguishment of debt associated with the debt pre-payments and $1.6 million for temporary fee waivers granted on certain products from March 2020 through June 2020 as a result of the COVID-19 pandemic. See Note 10 in the notes to the accompanying unaudited condensed consolidated financial statements for more information on the loss on extinguishment of debt. For the nine months ended September 30, 2020, also includes $0.8 million of fees to the Continuing Equity Owners for consulting and managing services through the date of the IPO. These fees are not required to be paid subsequent to the IPO. See Note 15 to the accompanying unaudited condensed consolidated financial statements for more information about these related party transactions.
Liquidity and capital resources
Overview
We have historically sourced our liquidity requirements primarily with cash flow from operations and, when needed, with borrowings under our Credit Facilities or equity transactions. The principal uses for liquidity have been debt service, capital expenditures (including research and development) and funds required to finance acquisitions. Given the impact the COVID-19 pandemic has had on the restaurant and hospitality industries, we continue to evaluate and take action, as necessary, to preserve adequate liquidity and ensure we can continue to successfully operate until these industries fully recover.
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
The following table sets forth summary cash flow information for the periods presented.

	Nine Months Ended September 30,
(in millions)	2021	2020
Net cash provided by operating activities	$25.6	$17.0
Net cash used in investing activities	(162.0)	(31.9)
Net cash provided by financing activities	496.7	340.1
Total	$360.3	$325.2
Operating activities
Net cash provided by operating activities consists of net loss adjusted for certain non-cash items and changes in other assets and liabilities.
For the nine months ended September 30, 2021, net cash provided by operating activities of $25.6 million is primarily a result of:
•net loss of $60.3 million, which is net of $25.1 million of nonrecurring payments to our merchants and partners due to the TSYS outage and associated costs incurred in the third quarter of 2021, adjusted for non-cash expenses, including depreciation and amortization of $76.8 million, equity-based compensation of $26.9 million and provision for bad debts of $10.3 million; plus,
•changes in operating assets and liabilities of $(29.3) million, which is primarily a result of $25.3 million of additional funds deposited in our sponsor bank merchant settlement account to facilitate gross card transaction deposits for those customers we bill on a monthly, versus a daily basis, offset by working capital fluctuations.
For the nine months ended September 30, 2020, net cash provided by operating activities of $17.0 million is primarily a result of:
•net loss of $89.7 million, adjusted for non-cash expenses including equity-based compensation of $56.2 million, depreciation and amortization of $59.7 million, cumulative impact of modifying our lease contracts of $(12.4) million, loss on extinguishment of debt of $7.1 million, revaluation of contingent liabilities of $(5.9) million, provision for bad debts of $6.9 million, and amortization of capitalized financing costs of $2.9 million; plus,
•changes in operating assets and liabilities of $(9.0) million, which is primarily a result of change of control liabilities established at the time of the IPO of $10.3 million, offset by working capital fluctuations.
Investing activities
Net cash used in investing activities includes cash paid for acquisitions, purchases of future commission streams of our software partners, purchases of property, plant and equipment, purchases of equipment to be leased, capitalized software development costs and upfront processing bonuses provided to software partners.
Net cash used in investing activities was $162.0 million for the nine months ended September 30, 2021, an increase of $130.1 million compared to net cash used in investing activities of $31.9 million for the nine months ended September 30, 2020. This increase is primarily the result of:
•the acquisition of VenueNext in March 2021 for $68.5 million in aggregate purchase consideration, including $40.6 million in cash, net of cash acquired of $1.6 million;
•the investment in SpaceX of $27.5 million;
•the acquisition of Postec in September 2021 for $14.0 million, net of cash acquired of $1.7 million;
•higher purchases for equipment to be leased of $29.5 million;
•higher capitalized software development costs of $6.0 million; and
•higher capitalized acquisition costs of $4.9 million.
Financing activities
Net cash provided by financing activities was $496.7 million for the nine months ended September 30, 2021, an increase of $156.6 million, compared to net cash provided by financing activities of $340.1 million for the nine months ended September 30, 2020. This increase was primarily the result of:
•the net proceeds from the 2027 Convertible Notes during the nine months ended September 30, 2021 of $617.7 million;
•the partial repayment of the First Lien Term Loan Facility and full repayment of our Second Lien Term Loan Facility in the nine months ended September 30, 2020, totaling $189.8 million; partially offset by,
•the IPO and concurrent private placement net proceeds of approximately $557.2 million after deducting underwriting discounts, commissions and offering costs paid in the nine months ended September 30, 2020; and
•$119.7 million in employee taxes paid on vested RSUs during the nine months ended September 30, 2021.
Senior Notes and Credit Facilities
As of September 30, 2021 and December 31, 2020, we had $1,772.5 million total principal amount of debt outstanding, including $690.0 million of 2025 Convertible Notes, $632.5 million of 2027 Convertible Notes and $450.0 million 2026 Senior Notes.

Convertible Notes Offering – 2027 Notes
In July 2021, Shift4 Payments, Inc. issued an aggregate principal amount of $632.5 million of 2027 Convertible Notes to qualified institutional buyers in an offering exempt from registration under the Securities Act. We received net proceeds, after deducting initial purchasers’ discounts and estimated offering expenses, of approximately $617.7 million from the offering of the 2027 Convertible Notes. The net proceeds of the 2027 Notes Offering, together with cash on hand, will be used for general corporate purposes. The 2027 Convertible Notes will mature on August 1, 2027, unless earlier repurchased, redeemed or converted, and accrue interest at a rate of 0.50% per year. Interest on the 2027 Convertible Notes is payable semi-annually in arrears on each February 1 and August 1, commencing on February 1, 2022. We will settle conversions by paying in cash up to the principal amount of the 2027 Convertible Notes with any excess to be paid or delivered, as the case may be, in cash or shares of Class A common stock or a combination of both at our election, based on the conversion rate. The initial conversion rate is 8.1524 shares of Class A common stock per $1,000 principal amount of 2027 Convertible Notes (equivalent to an initial conversion price of approximately $122.66 per share of Class A common stock), subject to adjustment upon the occurrence of specified events. None of the specified events for the conversion of the 2027 Convertible Notes occurred as of September 30, 2021. See Note 10 to the accompanying unaudited condensed consolidated financial statements for more information.
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
Convertible Notes Offering – 2025 Notes
In December 2020, Shift4 Payments, Inc. issued an aggregate principal amount of $690.0 million of convertible senior notes due 2025 (“2025 Convertible Notes”) (and together with the 2026 Senior Notes and the 2027 Convertible Notes, “the Notes”) to qualified institutional buyers in an offering exempt from registration under the Securities Act. We received net proceeds, after deducting initial purchasers’ discounts and estimated offering expenses, of approximately $673.6 million from the 2025 Convertible Notes Offering. The net proceeds of the 2025 Convertible Notes Offering, together with cash on hand, will be used for general corporate purposes. The 2025 Convertible Notes do not bear regular interest and will mature on December 15, 2025 unless earlier repurchased, redeemed or converted. The Company will settle conversions by paying in cash up to the principal amount of Notes with any excess to be paid or delivered, as the case may be, in cash or shares of Class A common stock or a combination of both at its election, based on the conversion rate. The conversion rate for the 2025 Convertible Notes will initially be 12.4262 shares of Class A common stock per $1,000 principal amount of 2025 Convertible Notes (equivalent to an initial conversion price of approximately $80.48 per share of Class A common stock), subject to adjustment upon the occurrence of specified events. None of the specified events for the conversion of the 2025 Convertible Notes occurred as of September 30, 2021. See Note 10 to the accompanying unaudited condensed consolidated financial statements for more information.
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

Loans incurred under the Revolving Credit Facility bear interest at our option at either the LIBO rate plus a margin ranging from 3.00% to 3.50% per year or the alternate base rate (the highest of the Federal Funds rate plus 0.50%, or the prime rate announced from time to time in The Wall Street Journal) plus a margin ranging from 2.00% to 2.50% per year (“Applicable Rate”). The Applicable Rate varies depending on the Company’s total leverage ratio (as defined in the Credit Agreement). The alternate base rate and the LIBO rate are each subject to a zero percent floor. In addition, we are required to pay a commitment fee under the Revolving Credit Facility in respect of the unutilized commitments thereunder at a rate ranging from 0.25% per year to 0.50% per year, in each case based on the total leverage ratio. We are also subject to customary letter of credit and agency fees. The Revolving Credit Facility has a borrowing capacity of $99.5 million, net of a $0.5 million letter of credit. As of September 30, 2021, we had no outstanding borrowings under the Revolving Credit Facility.
Contractual obligations

As a result of issuing the 2027 Convertible Notes, our contractual obligations for long-term debt and interest on long-term debt as presented in our Form 10-K have been modified. The following table provides an update as of September 30, 2021.

	Payments due by period
(in millions)	Total	2021 (remaining three months)	2022 and 2023	2024 and 2025	2026 and beyond
Long-term debt	$1,772.5	$—	$—	$690.0	$1,082.5
Interest on long-term debt	133.5	10.4	48.0	48.0	27.1
Total	$1,906.0	$10.4	$48.0	$738.0	$1,109.6
Off-balance sheet arrangements
During the periods presented, we did not engage in any off-balance sheet financing activities.
Critical accounting policies
Our discussion and analysis of our historical financial condition and results of operations for the periods described is based on our audited consolidated financial statements, and our accompanying unaudited condensed consolidated financial statements, each of which have been prepared in accordance with U.S. GAAP. The preparation of these historical financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments in certain circumstances that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. We evaluate our assumptions and estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Additionally, the full impact of the COVID-19 pandemic is unknown and cannot be reasonably estimated. However, we have made accounting estimates for our allowance for doubtful accounts, valuation of our contingent liabilities, other intangible assets and goodwill based on the facts and circumstances available as of the reporting date. Actual results may differ from these estimates under different assumptions or conditions.
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
We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if as an EGC we choose to rely on such exemptions, we may not be required to, among other things, (1) provide an auditor’s attestation report on our systems of internal controls over financial reporting pursuant to Section 404, (2) provide all of the compensation disclosure that may be required of non-EGCs under the Dodd-Frank Act, (3) comply with the requirement of the PCAOB regarding the communication of critical audit matters in the auditor’s report on the financial statements, and (4) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply until we no longer meet the requirements of being an EGC. We will remain an EGC until the earlier of (a) the last day of the fiscal year (i) following the fifth anniversary of the completion of our IPO, (ii) in which we have total annual gross revenue of at least $1.07 billion or (iii) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the last business day of our prior second fiscal quarter, and (b) the date on which we have issued more than $1.07 billion in non-convertible debt during the prior three-year period. As of June 30, 2021, the market value of our common stock that is held by non-affiliates exceeded $700.0 million; therefore, as of December 31, 2021, we expect that we will cease to be an EGC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to financial instruments are subject to risks relating to interest rates.
As of September 30, 2021, we had approximately $1,772.5 million of fixed rate debt outstanding pursuant to the Notes, with a fair value of $1,953.7 million, none of which was subject to an interest rate hedge. Since the Notes bear interest at fixed rates, they do not result in any financial statement risk associated with changes in interest rates. However, the fair value of the Notes fluctuates when interest rates change.
We also have a Revolving Credit Facility available to us with available borrowing capacity of $99.5 million, net of a $0.5 million letter of credit. We are obligated to pay interest on loans under the Revolving Credit Facility as well as other customary fees, including an upfront fee and an unused commitment fee based on our debt rating. Borrowings under the Revolving Credit Facility, if any, bear interest at floating rates. As a result, we are exposed to the risk related to fluctuations in interest rate to the extent of our borrowings. As of September 30, 2021 and December 31, 2020, we had no amounts outstanding under the Revolving Credit Facility. See “Liquidity and capital resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report on Form 10-Q and Note 10 in the notes to the accompanying unaudited condensed consolidated financial statements for more information.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 3, 2021, we acquired VenueNext for $68.5 million in aggregate purchase consideration. In connection with the acquisition, in the three months ended September 30, 2021, we issued 16,797 shares of Class A common stock to former VenueNext owners, in a registered transaction pursuant to an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.
INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Shift4 Payments, Inc.	S-8	333-239042	4.1	06/09/2020

3.1	Amended and Restated Bylaws of Shift4 Payments, Inc.	S-8	333-239042	4.2	06/09/2020

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock	S-1/A	333-238307	4.1	06/01/2020

4.2	Indenture, dated as of July 26, 2021, between Shift4 Payments, Inc. and U.S. Bank National Association, as trustee (and Form of Global Note)	8-K	001-39313	4.1	07/26/2021

31.1	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*

104*	Cover Page Interactive Data File (formatting as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Shift4 Payments, Inc.

		By:	/s/ Jared Isaacman
Jared Isaacman
Chief Executive Officer (principal executive officer)
Date:	November 12, 2021

		By:	/s/ Bradley Herring
Bradley Herring
Chief Financial Officer (principal financial officer)
Date:	November 12, 2021