Form 10-K
period 2021-12-31
Shift4 Payments, Inc.
filed 2022-03-01
CIK 1794669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________
FORM 10-K
_________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from       to      .
Commission file number 001-39313
_________________________________________________________________________
SHIFT4 PAYMENTS, INC.
(Exact Name of Registrant as Specified in Its Charter)
_________________________________________________________________________

Delaware	84-3676340
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2202 N. Irving Street Allentown, Pennsylvania	18109
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (888) 276-2108
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	FOUR	The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
The aggregate market value of the registrant’s Class A common stock held by non-affiliates, based on the closing sale price as reported on the New York Stock Exchange on June 30, 2021, the last business day of the registrant’s most recent completed second fiscal quarter, was approximately $4.4 billion. As of February 23, 2022, there were 52,719,986 shares of the registrant’s Class A common stock, $0.0001 par value per share, outstanding, 26,272,654 shares of the registrant’s Class B common stock, $0.0001 par value per share, outstanding and 4,302,657 shares of the registrant’s Class C common stock, $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Specifically identified portions of the registrant’s proxy statement for the 2022 annual meeting of stockholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this report.

SHIFT4 PAYMENTS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (“the Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). All statements other than statements of historical facts contained in this Annual Report, including, without limitation, statements relating to our future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding expected growth, future capital expenditures and debt service obligations, and the anticipated impact of COVID-19, on our business, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential”, or “continue” or the negative of these terms or other similar expressions, though not all forward-looking statements can be identified by such terms or expressions. The forward-looking statements in this Annual Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including the factors described under the sections in this Annual Report titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

SUMMARY RISK FACTORS
Our business is subject to numerous risks and uncertainties, including those described in Part I Item 1A. “Risk Factors” in this Annual Report on Form 10-K. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:
•the COVID-19 global pandemic has had and is expected to continue to have an adverse effect on our business and results of operations;
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
•because we rely on third-party vendors to provide products and services, we could be adversely impacted if they fail to fulfill their obligations;
•acquisitions create certain risks and may adversely affect our business, financial condition or results of operations;
•we may not be able to continue to expand our share of the existing payment processing markets or expand into new markets which would inhibit our ability to grow and increase our profitability;
•our services and products must integrate with a variety of operating systems, software, device and web browsers, and our business may be materially and adversely affected if we are unable to ensure that our services interoperate with such operating systems, device, software and web browsers;
•we depend, in part, on our merchant and software partner relationships and strategic partnerships with various institutions to operate and grow our business. If we are unable to maintain these relationships and partnerships, our business may be adversely affected;
•our balance sheet includes significant amounts of goodwill and intangible assets. The impairment of a significant portion of these assets would negatively affect our business, financial condition or results of operations;
•failure to comply with the U.S. Foreign Corrupt Practices Act (“FCPA”) anti-money laundering, economic and trade sanctions regulations, and similar laws could subject us to penalties and other adverse consequences;
•risks related to our ceasing to qualify as an emerging growth company (“EGC”);
•our principal asset is our interest in Shift4 Payments, LLC, and, as a result, we depend on distributions from Shift4 Payments, LLC to pay our taxes and expenses, including payments under the Tax Receivable Agreement (“TRA”). Shift4 Payments, LLC’s ability to make such distributions may be subject to various limitations and restrictions; and
•our Founder has significant influence over us, including control over decisions that require the approval of stockholders.

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
•“Blocker Companies” refers to certain direct and/or indirect owners of LLC Interests in Shift4 Payments, LLC, collectively, prior to the Reorganization Transactions that are taxable as corporations for U.S. federal income tax purposes and each of which is an affiliate of Searchlight (as defined below).
•“Blocker Shareholders” refers to the owners of Blocker Companies, collectively, prior to the Reorganization Transactions.
•“Continuing Equity Owners” refers collectively to Searchlight, our Founder and their respective permitted transferees that own LLC Interests after the Reorganization Transactions and who may redeem at each of their options, in whole or in part from time to time, their LLC Interests for, at our election, cash or newly-issued shares of Shift4 Payments, Inc.’s Class A common stock.
•“December Follow-on Offering” refers to the sale by Searchlight of Class A common stock that closed on December 7, 2020.
•“Follow-on Offerings” refers to the December Follow-on Offering and the September Follow-on Offering.
•“Founder” refers to Jared Isaacman, our Chief Executive Officer and the sole stockholder of Rook Holdings Inc. Our Founder is a Continuing Equity Owner and an owner of Class C common stock.
•“Former Equity Owner” refers to FPOS Holding Co., Inc. who exchanged its LLC Interests for shares of our Class A common stock in connection with the consummation of the Reorganization Transactions.
•“IPO” refers to our initial public offering of 17,250,000 shares of Class A common stock, including 2,250,000 shares pursuant to the full exercise of the underwriters’ option to purchase additional shares, completed on June 9, 2020.
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
•“Reorganization Transactions” refer to certain organizational transactions that we effected in connection with our IPO in June 2020. See Note 19 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of the Reorganization Transactions.
•“Rook” refers to Rook Holdings Inc., a Delaware corporation wholly-owned by our Founder and for which our Founder is the sole stockholder.
•“Searchlight” refers to Searchlight Capital Partners, L.P., a Delaware limited partnership, and certain funds affiliated with Searchlight. Searchlight is a Continuing Equity Owner and an owner of Class C common stock.
•“September Follow-on Offering” refers to the sale by the Company and by Searchlight and the Former Equity Owner of Class A common stock that closed on September 15, 2020.
•“Shift4 Payments, LLC Agreement” refers to Shift4 Payments, LLC’s amended and restated limited liability company agreement.

PART I
ITEM 1. BUSINESS
Our Company
We are a leading independent provider of payment acceptance and payment processing technology solutions in the United States based on total volume of payments processed. We have achieved our leadership position through decades of solving business and operational challenges facing our customers overall commerce needs. We distribute our services through our network of software partners (“ISVs”) and value-added resellers (“VARs”). For our software partners, we offer a single integration to an end-to-end payments offering, a proprietary gateway and a robust suite of technology solutions to enhance the value of their software and simplify payment acceptance. For our merchant customers, we provide a seamless, unified consumer experience as an alternative to relying on multiple providers to accept card-based and digital payments, while providing the digital tools necessary to provide their end-customers a seamless commerce experience.
Merchants are increasingly adopting disparate software solutions and new digital tools to operate their business and remain competitive. The complexity of conducting commerce across these software suites has created an enormous challenge for card-accepting merchants. For example, a small business in the United States may use over a dozen disparate software systems to operate its business, manage interactions with its customers and accept payments. A large resort may operate an even greater number of software systems to enable online reservations, check-ins, restaurants, salon and spa, golf, parking and more. The scale and complexity of managing these software systems that are sourced from different providers while seamlessly accepting payments is challenging for merchants of any size.
Our software partners are also required to ensure that their solutions are integrated with a variety of applications to service merchants. For example, any software partner seeking to be adopted in a resort, such as an online reservation system or restaurant POS, must be able to integrate into that resort’s property management systems. These software integrations need to enable secure payment acceptance and also support additional services to manage the guest’s experience. Facilitating these integrations is both costly and time-consuming for software partners.
We integrate disparate software systems through a single point of connectivity. By partnering with us, every software provider receives the benefit of both a state-of-the-art payments platform and our library of over 425 established integrations with market-leading software suites. In turn, our merchants are able to simplify payment acceptance and streamline their business operations by reducing the number of vendors on which they rely.
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
•integrated and mobile point of sale (“POS”) solutions;
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

Our merchants range from small to medium size businesses (“SMBs”), to large enterprises across numerous verticals including food and beverage, hospitality, stadiums and arenas, gaming, specialty retail, non-profits and eCommerce. Over 185,000 of the customers that rely on our technology are SMBs. In addition, our merchant base is highly diversified with no single merchant representing more than 1% of end-to-end payment volume for the years ended December 31, 2021, 2020 and 2019.
We derive the majority of our revenue from fees paid by our merchants, which principally include a processing fee that is charged as a percentage of end-to-end payment volume. In cases where merchants subscribe only to our gateway, we generate revenue from transaction fees charged in the form of a fixed fee per transaction and a monthly fee. We also generate subscription revenue from licensing subscriptions to our POS software, business intelligence tools, payment device management and other technology solutions, for which we typically charge flat subscription fees on a monthly basis. Our revenue is recurring in nature because of the mission-critical and embedded nature of the solutions we provide and the high switching costs associated with these solutions. We also benefit from a high degree of operating leverage given the combination of our highly scalable payments platform and strong customer unit economics.
Our total revenue was $1,367.5 million, $766.9 million and $731.4 million for the fiscal years ended December 31, 2021, 2020 and 2019, respectively. We generated net losses of $74.0 million, $111.4 million and $56.6 million for the fiscal years ended December 31, 2021, 2020 and 2019, respectively. Our gross revenue less network fees was $529.0 million, $323.0 million and $305.5 million for the fiscal years ended December 31, 2021, 2020 and 2019, respectively, representing year-over-year growth of 63.8% from 2020 to 2021 and 5.7% from 2019 to 2020. For the year ended December 31, 2021, gross revenue less network fees excludes the impact of the payments to merchants, included in “Gross revenue,” and payments to partners and associated expenses due to the TSYS outage, included in “Network fees” and “Other costs of sales” in our Consolidated Statements of Operations. These are nonrecurring payments that occurred outside of our day-to-day operations, and we have excluded them in order to provide more useful information to investors in the evaluation of our performance period-over-period. The percentage of our total gross revenue less network fees derived from volume-based payments, subscription agreements and transaction fees was 61.9%, 18.8% and 13.0% for the fiscal year ended December 31, 2021, respectively, 60.6%, 23.6% and 13.8% for the fiscal year ended December 31, 2020, respectively, and 56.7%, 26.5% and 14.6% for the fiscal year ended December 31, 2019, respectively.
Our Adjusted EBITDA was $167.2 million, $87.7 million and $89.8 million for the fiscal years ended December 31, 2021, 2020 and 2019, respectively, representing a year-over-year change of 90.6% from 2020 to 2021 and (2.3)% from 2019 to 2020. Effective June 30, 2020, we modified the terms and conditions of our software-as-a-service (“SaaS”) arrangements and updated our operational procedures. As a result, the majority of our hardware provided to our merchants is accounted for as an operating lease, whereby the cost of the equipment is included in investing activities when purchased and the depreciation of the equipment under lease is included in operating activities. Prior to June 30, 2020, this hardware was treated as a sales-type lease, in which the hardware was expensed when shipped and included in operating activities. To provide comparability, if this equipment had been accounted for as an operating lease for the period January 1, 2020 through June 29, 2020, Adjusted EBITDA for the year ended December 31, 2020 would have been higher by $8.6 million. If this equipment had been accounted for as an operating lease for the year ended December 31, 2019, Adjusted EBITDA for the year ended December 31, 2019 would have been higher by $14.0 million.
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
Payments Platform
Our payments platform provides omni-channel card acceptance and processing solutions across multiple payment types, including credit, debit, contactless card, EMV, QR Pay, and mobile wallets as well as alternative payment methods such as Apple Pay, Google Pay, Alipay and WeChat Pay. We continue to innovate and evolve our payments offering as new technology and payment methods are adopted by consumers.

Through our proprietary gateway, our payments platform is integrated with over 425 software suites including some of the largest and most recognized software providers in the world. In addition, we enable connectivity with the largest payment processors, alternative payment rails and many different payment devices. Our payments platform includes market-leading security features that help prevent consumer card data from entering the merchant’s environment.
We designed our payments platform to be:
•Integrated – fully integrated and seamlessly connected, facilitating easy data capture and compatibility across all solutions;
•Reliable – supports the most demanding payment environments in the United States 7 days a week, 24 hours a day, 365 days a year; and
•Secure – PCI-validated P2PE tokenization and EMV-ready solutions.
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
•VenueNext - Our mobile-first technology solution provides stadium and entertainment venues with a frictionless commerce experience. Our VenueNext solutions include mobile ordering, countertop point-of-sale, self-service kiosk, and digital wallet to facilitate food and beverage, merchandise, and loyalty all within a white-labeled technology application that is fully integrated with our secure end-to-end payment processing platform.
•Shift4Shop – Our turnkey eCommerce platform provides everything a merchant needs to build their business online. Merchants can create a webstore in minutes and choose from over one hundred design themes. Shift4Shop also provides merchants with tools to manage their product catalog, order fulfillment and inventory management, search-engine-optimization (“SEO”) and secure hosting.
•Lighthouse – Our cloud-based suite of business intelligence tools includes customer engagement, social media management, online reputation management, scheduling and product pricing, as well as extensive reporting and analytics.
•SkyTab hybrid-cloud-based Integrated Point-of-Sale (“iPOS”) – We provide purpose-built POS workstations pre-loaded with powerful, mission-critical software suites and integrated payment functionality for our restaurant and stadium clients. Our SkyTab iPOS offering helps our merchants scale their business and improve operational efficiency while reducing total cost of ownership.
•Mobile POS – Our mobile payments offering, SkyTab Mobile, provides a complete feature set, including pay-at-the-table, order-at-the-table, delivery, customer feedback and email marketing, all of which are integrated with our proprietary gateway and Lighthouse. This unique solution is relevant for merchants ranging from SMBs to large enterprises and across numerous industry verticals.
•Marketplace – We enable seamless integrations into complementary third-party applications, which helps reduce the number of vendors on which our merchants rely. For example, a restaurant can enable DoorDash via Marketplace and accept orders from their existing POS, dramatically simplifying implementation and eliminating manual reconciliation of multiple systems. That same restaurant can also enable payroll, timekeeping and other human resource services, reducing the time spent on manual workflows and enhancing employee engagement. Marketplace also includes a variety of functional applications including loyalty and inventory management.

Partner-Centric Distribution
•Our payments platform and technology solutions are delivered to our merchants through our partner-centric distribution network. Today, our network includes over 7,000 software partners, providing full coverage across the United States.
•Our partner-centric distribution approach is designed to leverage the domain expertise and local relationships that our software partners have built with our merchants over years of doing business together. Our software partners are entrusted by merchants to guide software purchasing decisions and provide service and support. In turn, our software partners entrust us to provide innovative payment and technology solutions to help them continue to grow.
•We have always been deeply committed to supporting the growth of our software partners with a robust suite of tools, dedicated personnel and strategic and economic alignment. Our partner tools include: lead management, sales and marketing support, real-time pipeline alerts, transaction level residual reporting and merchant life-cycle reporting. Our partner-centric distribution approach provides us with strong merchant growth and retention.
Sales and Distribution
Our partner-centric distribution approach and commitment to our software partners are the foundation of our go-to-market strategy. We have built an extensive distribution network of over 7,000 software partners including both ISVs and VARs.
•Independent software vendors – Our solutions are connected into over 425 integrations with market-leading software providers, including some of the largest and most recognizable technology companies in the world. By integrating our payments platform into their software suites, our ISVs are able to sell a comprehensive solution to the merchant at an attractive price point.
•Value added resellers – We partner with VARs to sell our solutions to merchants. Our VARs include third-party resellers and organizations that provide distribution support for ISVs. VARs act as trusted and localized service providers to our merchants by providing them with software and services. This partnership enables us to expand our reach and scalability by allowing a VAR to bundle our full payments and technology product suite with other value-added services provided by the VAR.
We are selective in identifying and choosing our software partners, and we seek to align our business objectives with those that have strong networks, local expertise, high-quality merchant portfolios and a trusted brand name. Our network of software partners provides a consistent and extensive source of new merchant acquisition, with no single relationship accounting for more than 5% of our end-to-end volume as of December 31, 2021. In addition, we leverage our Shift4 Model to create strategic and economic alignment with our partners to incentivize them to continue working with us.
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

Risk Management/Underwriting	Risk management teams and underwriting systems assess, plan, and implement strategies to minimize risk associated with chargebacks

Payment Device Management	Device provisioning encryption and ongoing maintenance and support

Chargeback Management	Chargeback system provides an efficient support structure in which we work directly with the merchant, payment card networks and card issuing brands to determine liability and resolve open dispute claims

Fraud Prevention
Our Fraud Sentry solution is an automated solution that monitors transaction activity to identify instances of employee fraud. Fraud Sentry will monitor purchase and refund activity on the POS and will notify the merchant in the event these amounts are not aligned

Gift Card	Flexible, feature-rich gift card solution for card-present and card-not-present environments

Technology Solutions

Solution	Description

Gateway	Seamlessly connects multiple software suites used by merchants to a payment processor of their choice to ensure a unified commerce experience for cardholders and supports a wide range of traditional and alternative payments methods, point-to-point encryption, and tokenization technologies

Mobile commerce (VenueNext)
A mobile-first technology platform providing stadium and entertainment venues a frictionless commerce experience
Our VenueNext solutions include mobile ordering, countertop point-of-sale, self-service kiosk, and digital wallet to facilitate food and beverage, merchandise, and loyalty all within a white-labeled technology application that is fully integrated with our secure end-to-end payment processing platform.

eCommerce (Shift4Shop)	A complete eCommerce solution, including website builder, shopping cart, product catalog, order management, marketing, search engine optimization, secure hosting and mobile webstores

Point-of-Sale	POS solutions combining powerful software with secure payments that serves merchants of any size or complexity
Mobile POS solution, SkyTab Mobile, combines state-of-the-art devices with simple, intuitive software

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
Merchant Operations and Support
•Merchant underwriting – Our merchant underwriting team manages applications and risk evaluation of new merchants. Our merchant base operates in end markets with high card-present volume and low levels of fraud and chargeback losses. In addition, our underwriting strategy offers merchants with a low risk profile expedited activation which enhances their customer experience.

•Merchant onboarding and activation – A business owner can enroll for a merchant account within minutes via our web based portal within Shift4Shop. For enterprises, our merchant onboarding and activation team works closely with our partners to ensure a high-touch transition from sales to implementation and activation. Our streamlined activation and automated approval process enables fast and frictionless merchant onboarding, providing us and our partners with enhanced speed-to-market. Our partners are typically able to board even the largest and most complex merchants within 24 hours of submitting an application.
•Merchant training – We provide a full curriculum of training materials to our merchants via a dedicated training department and content delivery platform.
•Merchant risk management – Our risk management operations are designed to monitor merchant accounts on an on-going basis. This includes dedicated security and regulatory support such as PCI compliance support, vulnerability scanning, system monitoring and breach assistance. Once a merchant is activated, our systems are configured to automatically monitor any activity that may require additional diligence, which in turn helps minimize losses associated with fraud and default.
•Merchant support – Our merchant support team responds to inquiries from merchants 7 days a week, 24 hours a day, 365 days a year. The team provides customer support for systems integrations and other technical solutions. In addition, we have a dedicated team of merchant account specialists that guide merchants through the payment acceptance process from onboarding to settlement and reporting. With strong emphasis on first-call resolution, we seek to provide exceptional payment expertise and support for our merchants. We train our customer support team to quickly identify and resolve each matter in an empathetic and professional manner which reduces repeat calls and improves our operational efficiency.
Software Partner Operations and Support
•Software integrations and compliance management – We have a team of engineers and technical support staff dedicated to support software integrations and ensure compliance with all card brand, security and regulatory requirements, including PCI and Payment Application Data Security Standard compliance support, system integration and configuration guidance.
•Partner support – We have dedicated support teams who work with our software providers to address any questions or issues that may pertain to the integration of our products and solutions into their software suites. We seek to deliver end-to-end issue resolution by bringing all appropriate disciplines together in an integrated manner, in order to optimize partner support. In addition, we help resolve issues that may pertain to our partners’ entire portfolio of merchants or incidents pertaining to a single merchant.
•Partner services – Through our partner-facing customer relationship management system, our partners are able to track each step of the activation process of their new merchant accounts in real-time. Through this system, our partners can track their merchant portfolio, including commissions, residual payments and even support calls/recordings, in an accurate and real-time manner. We have added substantial automation to these processes, which is essential to ensure optimal experience as well as financial efficiency.
Competition
We compete with a range of providers, each of whom may provide a component of our offering, but do not provide an integrated offering capable of solving complex business challenges for software partners and merchants. For certain services and solutions, including end-to-end payments, we compete with third-party payment processors (such as Chase Paymentech, Elavon, FIS, Fiserv and Global Payments) and integrated payment providers (such as Adyen, Lightspeed POS, Shopify, Square and Toast). For our hospitality gateway offering, we compete primarily with Fusebox (a division of Elavon) and FreedomPay.
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

For information on risks relating to increased competition in our industry, see “Risk Factors—Business risks—Substantial and increasingly intense competition worldwide in the financial services, payments and payment technology industries may adversely affect our overall business and operations,” “Risk Factors—Business risks— Potential changes in competitive landscape, including disintermediation from other participants in the payments chain, could harm our business,” and “Risk Factors—Business risks— Our ability to anticipate and respond to changing industry trends and the needs and preferences of our merchants and consumers may adversely affect our competitiveness or the demand for our products and services.”
Patents, Trademarks and Intellectual Property
We rely on a combination of intellectual property rights, including patents, trademarks, copyrights, trade secrets and contractual rights to protect our proprietary software and our brands. We have registered or applied to register certain of our trademarks in the United States and several other countries. In addition, we have obtained or applied for patents in the United States and certain foreign countries on certain material aspects of our proprietary software applications. We also license intellectual property from third parties, including software that is incorporated in or bundled with our proprietary software applications. We generally control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including entering into non-disclosure and confidentiality agreements with both our employees and third parties.
We hold approximately 32 issued United States utility patents, four issued Canadian patents, one issued Mexican patent and one issued European patent related to our proprietary payments technologies. As of December 31, 2021, we also held five pending United States utility patent applications related to our payment technologies. If the United States and foreign patents currently issued to us are maintained until the end of their terms, they will expire between the year 2026 and the year 2032. The expiration of these patents is not reasonably likely to have a material adverse effect on our business, financial condition or results of operations. In addition, we own a portfolio of trademarks in multiple jurisdictions around the world and are in the process of registering for our primary mark, Shift4 Payments.
Seasonality
Our operating results and operating metrics are subject to seasonality based on historic patterns of consumer and business traveler spending behaviors coupled with exposure to seasonality experienced by our mix of merchants. In the past, we have experienced, and expect to continue to experience, seasonal fluctuations in our quarterly revenue with revenue typically strongest in our second and third quarters and weakest in our first quarter. Other factors influencing our quarterly seasonality include the timing of specific holidays in a given fiscal year, the number of business days in a month or quarter, and the proportion of our volume derived from various merchant businesses.
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
Association and network rules
We are subject to the rules of American Express, Discover, Interlink, Maestro, Mastercard, Visa and other payment networks. In order to provide our services, we must be registered either indirectly or directly as service providers with the payment networks that we utilize. Because we are not a “member bank” as defined in certain of the payment networks’ rules, we are not eligible for primary membership in certain payment networks and are therefore unable to directly access them. Instead, those payment networks require us to be sponsored by a member bank as a service provider, which we have accomplished through a sponsorship agreement with our sponsor bank. We are registered with Visa, Mastercard and other networks as service providers for member institutions. As such, we are subject to applicable card association and payment network rules, which impose various requirements and could subject us to a variety of fines or penalties that may be levied by such associations and/or networks for certain acts or omissions. Our failure to comply with the networks’ requirements, or to pay the fees or fines they may impose, could result in the suspension or termination of our sponsorship by our sponsor bank or our registration with the relevant payment network(s), and therefore require us to limit or cease providing the relevant payment processing services.
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
Privacy and information security regulations
We provide services that may be subject to various state, federal, and foreign privacy laws and regulations, including, among others, the Financial Services Modernization Act of 1999, which we refer to as the Gramm-Leach-Bliley Act (“GLBA”), the GDPR, and the Personal Information Protection and Electronic Documents Act in Canada. These laws and their implementing regulations restrict certain collection, processing, storage, use, and disclosure of personal information, require notice to individuals of privacy practices, and provide individuals with certain rights to prevent use and disclosure of protected information. These laws also impose requirements for the safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. Certain federal, state and foreign laws and regulations impose similar privacy obligations and, in certain circumstances, obligations to notify affected individuals, state officers or other governmental authorities, the media, and consumer reporting agencies, as well as businesses and governmental agencies, of security breaches affecting personal information. In addition, there are state and foreign laws restricting the ability to collect and utilize certain types of information such as Social Security and driver’s license numbers.

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
Unfair trade practice regulations
We, our partners and certain of our merchants are subject to various federal, state, and international laws prohibiting unfair or deceptive trade practices, such as Section 5 of the Federal Trade Commission Act and the prohibition against unfair, deceptive, or abusive acts or practices (“UDAAPs”) under the Dodd-Frank Act. Various regulatory agencies, including the Federal Trade Commission (“CFPB”) and state attorneys general, have authority to take action against parties that engage in unfair or deceptive trade practices or violate other laws, rules, and regulations, and to the extent we are processing payments for a client that may be in violation of laws, rules, and regulations, we may be subject to enforcement actions and incur losses and liabilities that may impact our business. For example, all persons offering or providing financial services or products to consumers, directly or indirectly, can be subject to the prohibition against UDAAPs. The CFPB has enforcement authority to prevent an entity that offers or provides consumer financial services or products or a service provider from committing or engaging in UDAAPs, including the ability to engage in joint investigations with other agencies, issue subpoenas and civil investigative demands, conduct hearings and adjudication proceedings, commence a civil action, grant relief (e.g., limit activities or functions; rescission of contracts), and refer matters for criminal proceedings.
Anti-money laundering, anti-bribery, sanctions, and counter-terrorist regulations
We are contractually required to comply with the anti-money laundering laws and regulations in certain countries. In the United States, we comply with certain provisions of the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, and its implementing regulations (collectively “the BSA”) which are enforced by the Financial Crimes Enforcement Network (“FinCEN”), a bureau of the U.S. Department of the Treasury. We are also subject to anti-corruption laws and regulations, including the FCPA and other laws, that prohibit the making or offering of improper payments to foreign government officials and political figures and includes anti-bribery provisions enforced by the Department of Justice and accounting provisions enforced by the SEC. The FCPA has a broad reach and requires maintenance of appropriate records and adequate internal controls to prevent and detect possible FCPA violations. Many other jurisdictions where we conduct business also have similar anticorruption laws and regulations. We have policies, procedures, systems, and controls designed to identify and address potentially impermissible transactions under such laws and regulations.
We are also subject to certain economic and trade sanctions programs that are administered by the Department of Treasury’s Office of Foreign Assets Control (“OFAC”), which prohibit or restrict transactions to or from or dealings with specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially-designated nationals of those countries, narcotics traffickers, and terrorists or terrorist organizations. Other group entities may be subject to additional local sanctions requirements in other relevant jurisdictions.
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
As of December 31, 2021, we employed 1,732 full-time employees. We also employed 21 part-time employees. None of our employees are represented by a labor union or are party to a collective bargaining agreement, and we have had no labor-related work stoppages. We believe that we have good relationships with our employees.
Health, Safety and Wellness The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our employees. We provide our employees and their families with access to a variety of innovative, flexible and convenient health and wellness programs, tools and resources to support physical and mental health and encourage engagement in healthy behaviors. Our benefit programs are designed to offer choice, where possible, so our employees can customize their benefits to meet their and their families’ needs. In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees and the communities in which we operate, and which comply with relevant local regulations, including by:
•Providing our employees with remote working flexibility, including by adjusting attendance policies to encourage those who are sick to stay home;
•Increasing cleaning protocols across all locations;
•Initiating regular communication regarding impacts of the COVID-19 pandemic, including health and safety protocols and procedures;
•Establishing new physical distancing procedures for employees who need to be onsite;
•Providing personal protective equipment and cleaning supplies;
•Modifying work spaces with plexiglass dividers and touchless faucets;
•Implementing protocols to address actual and suspected COVID-19 cases and potential exposure; and
•Requiring masks to be worn in all locations where allowed by local law.
Compensation and Benefits We provide robust compensation and benefits programs to help meet the needs of our employees. Our equity incentive plans provide for grants of awards including restricted stock units (“RSUs”). We believe our equity incentive plans foster a stronger sense of ownership and align our employees’ interests with the interests and growth of the Company. In addition to base compensation and awards granted pursuant to equity incentive plans, we offer benefits including a 401(k) Plan and matching, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, flexible work schedules, and employee assistance programs. With respect to our 401(k) Plan and matching policy, we match 100% of contributions up to 3% of the employee’s base salary, and for employee contributions ranging from from 3.01%-6% of base salary, we match of 100% of 401(k) Plan contributions in the form of RSU's, a third of which vest each subsequent year and which are subject to continued employment.
Building Connections — With Each Other and our Communities We believe that building connections between our employees, their families and our communities creates a more meaningful, fulfilling and enjoyable workplace. Through our engagement programs, our employees can pursue their interests and hobbies, connect to volunteer opportunities and enjoy unique recreational experiences with family members. Leveraging our reach to food and hospitality merchants across the country, we launched the Shift4Cares.com website as a way to help merchants during the COVID-19 pandemic. Since our employees are passionate about many causes, our corporate giving and volunteering programs support and encourage employees by engaging with those causes. Throughout our offices, employee-led Employee Activity Committees select local organizations to support. We also frequently collaborate with these organizations on volunteer activities for our employees.
In addition, we have a Corporate Social Responsibility program, pursuant to which we have provided structure around our various volunteer and outreach programs across the country led by our Vice President of People and Culture and our Director of Diversity & Inclusion. With the support of executive management, this program is driven by our employees and includes company-wide events that cover many aspects of community, environmental, and volunteer support.
Diversity & Inclusion Shift4 is committed to fostering, cultivating, and preserving a culture of diversity, inclusion and belonging. Our company culture is the result of our behaviors, our personal commitments, our curiosity, how we collaborate, and the ways that we courageously share our perspectives and encourage others to do the same.

We believe that our focus on diversity & inclusion helps us boost employee satisfaction, exceed customer expectations, and meet our growth objectives. In 2022, we launched 4 Employee Inclusion Networks, through which we aim to empower and inspire our employees, particularly those who are women, LGBTQIA+, remote workers and veterans. We believe that diversity & inclusion initiatives, such as this, expand our talent acquisition recruitment efforts, increase retention of our diverse workforce and maintain a sense of belonging amongst employees.
Recruitment In 2020, we built an in-house talent and recruitment department. We work diligently to attract the best talent from a diverse range of sources in order to meet the current and future demands of our business. We have established relationships with professional associations and industry groups to proactively attract talent.
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
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website at www.investors.shift4.com as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS AND DIRECTORS
The following table provides information regarding our executive officers and members of our board of directors as of the date of this Annual Report on Form 10-K:

Name	Age	Position(s)
Jared Isaacman	39	Founder, Chief Executive Officer and Chairman
Bradley Herring	51	Chief Financial Officer
Jordan Frankel	39	Secretary, General Counsel and Executive Vice President, Legal, Human Resources and Compliance
Taylor Lauber	38	President and Chief Strategy Officer
Donald Isaacman	75	Director
Christopher Cruz	37	Director
Karen Roter Davis	49	Director
Nancy Disman	51	Director
Sarah Goldsmith-Grover	57	Director
Jonathan Halkyard	57	Director
Executive Officers and Directors
Jared Isaacman has served as Shift4 Payments, Inc.’s Chief Executive Officer and the Chairman of the board of directors since its formation, and is the Founder of Shift4 Payments, LLC, as well as serving as the Chief Executive Officer and Chairman of Shift4 Payments, LLC’s board of managers since its founding in 1999. Mr. J. Isaacman is also the founder of Draken International, a provider of contract air services. Mr. J. Isaacman was the Ernst & Young “Entrepreneur of the Year” for 2021. From 2006 to 2008, Mr. J. Isaacman was named as a finalist for the Ernst & Young “Entrepreneur of the Year” award, was the youngest person to ever be named to the list of “Industry Leaders” by The Green Sheet, a leading publication in the credit card industry and has been recognized as one of “America’s Best Entrepreneurs” by BusinessWeek magazine and “30 Entrepreneurs Under 30” by Inc. Magazine. He holds a Bachelor’s degree from Embry-Riddle Aeronautical University. We believe Mr. J. Isaacman is qualified to serve on our board of directors due to his extensive experience in executive leadership positions in the payment processing industry and his knowledge of our business in particular, gained through his services as our Founder and Chief Executive Officer.

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
Taylor Lauber has served as Shift4 Payments, Inc.’s President since February 2022, Chief Strategy Officer since its formation. He previously served as Senior Vice President., Strategic Projects of Shift4 Payments, LLC from 2018 to 2022. Prior to joining Shift4, from 2010 to 2018, he served as a Principal at The Blackstone Group, L.P. Mr. Lauber also spent from 2005 to 2010 at Merrill Lynch as a Financial Advisor, where he advised numerous Fortune 500 companies and their executives on capital markets transactions. Mr. Lauber has passed the Series 7 General Securities Representative Exam, Series 66 Uniform Combined State Law Exam and Series 27 Financial and Operations Principal Exam, all administered by the Financial Industry Regulatory Authority, Inc. He holds a Bachelor of Economics and Finance from Bentley College.
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
Christopher Cruz has served as a member of the board of directors of Shift4 Payments, Inc. since its formation, and as a member of the board of managers of Shift4 Payments, LLC since May 2016. Mr. Cruz is a Partner at Searchlight, which he joined in 2011. From 2008 to 2010, Mr. Cruz served on the investment team at Oaktree Capital Management, a global alternative investment management firm. Prior to that, Mr. Cruz was in the leveraged finance and restructuring group at UBS Investment Bank, from 2006 to 2008. Mr. Cruz has also served as a member of the board of directors of Sightline Payments and Flowbird Group. He holds a Bachelor of Arts in Honors Business Administration from the Richard Ivey School of Business at the University of Western Ontario. We believe Mr. Cruz is qualified to serve on our board of directors due to his extensive experience in finance and capital markets and his knowledge of our business in particular, gained through his services as a member of our board of managers.
Karen Roter Davis has served as a member of the board of directors of Shift4 Payments, Inc. since August 2021. Ms. Davis is a Managing Partner at Entrada Ventures, an early-stage venture capital firm investing in emerging, high growth business to business software and deep technology companies. Ms. Davis spent over a decade in various senior positions at Alphabet in her career -- initially from 2003 to 2008 -- serving as a Principal in their New Business Development group, and overseeing operations for the company's groundbreaking IPO in 2004. More recently, in September 2016, Ms. Davis returned to Google as Director for mapping and local search strategy and business development by way of Alphabet's acquisition of Urban Engines, a geospatial analytics platform. Ms. Davis was Urban Engines' first business hire and helped establish foundational business development strategy, and operations functions in her role. From 2017 until February 2022 Ms. Davis was Director of Early Stage Projects at X (formerly Google X) where she provided strategic direction and oversight for a portfolio of early-stage technology ventures. She serves on the board of 360Learning S.A., where she is a member of the audit and M&A and finance committees, is a member of Lawrence Livermore National Laboratory’s Carbon Impact Initiative committee, and previously served on the board of lnnovyze, acquired by Autodesk, where she was chair of the audit committee and member of the compensation committee. Ms. Davis earned her MBA from Kellogg School of Management at Northwestern University, her J.D. from Northwestern University School of Law, and her B.A. from Princeton University's School of Public & International Affairs. We believe Ms. Davis is qualified to serve on our Board of Directors due to her two decades of experience in the technology industry and her various senior leadership and advisory roles spanning startups to global corporations.

Nancy Disman has served as a member of the board of directors of Shift4 Payments, Inc. since June 2020. Ms. Disman is the Chief Financial Officer and Chief Administrative Officer of Intrado Corporation, a provider of cloud-based technology, which she joined in November 2017. From April 2016 to March 2017, Ms. Disman served as the Chief Financial Officer and Chief Administrative Officer of the Merchant Acquiring Segment of Total System Services, Inc. (“TSYS”), a global provider of payment solutions, and from June 2014 to March 2016, Ms. Disman was the Chief Financial Officer of TransFirst, a merchant account provider in the credit card processing industry, prior to its acquisition by TSYS. Ms. Disman has also served as a member of the board of directors of each of Intrado Foundation since June 2019, various subsidiaries of Intrado Corporation since November 2017, and iCIMS, Inc. since March 2021, all of which are privately held. She holds a Bachelor of Science in Business Administration and Accounting from the State University of New York at Albany and is a Certified Public Accountant in the State of New York. We believe Ms. Disman is qualified to serve on our board of directors due to her experience in leading companies in the payments industry and her knowledge in finance and accounting.
Sarah Goldsmith-Grover has served as a member of the board of directors of Shift4 Payments, Inc. since June 2020 and from April 2021 to May 2021 served as our Chief Marketing Officer. Ms. Goldsmith-Grover has served as the interim Chief Marketing Officer of Veggie Grill, a vegan and vegetarian food chain, since January 2020 and the interim Chief Marketing Officer of Lawry’s The Prime Rib, a gourmet restaurant chain, since September 2020. Prior to that, Ms. Goldsmith-Grover served in executive marketing roles at various food & beverages companies, including Garden Fresh Restaurants, The Coffee Bean & Tea Leaf and True Food Kitchen, since 2016. Ms. Goldsmith-Grover has also served various executive roles at California Pizza Kitchen, including as Executive Vice President and Chief Concept Officer. Ms. Goldsmith-Grover has served as a member of the board of directors of the Annual UCLA Restaurant Conference since 2000. Ms. Goldsmith-Grover created the restaurant industry support program known as The Great American Take Out which supports restaurants nationwide due to COVID-19. She holds a Bachelor of Arts in Communications from DePauw University. We believe Ms. Goldsmith-Grover is qualified to serve on our board of directors due to her experience and insight acquired from leading companies in the restaurant and consumer industries.
Jonathan Halkyard has served as a member of the board of directors of Shift4 Payments, Inc. since June 2020. Mr. Halkyard has served as the Chief Financial Officer of MGM Resorts International since January 2021. From September 2013 to November 2019, Mr. Halkyard held various senior management positions at Extended Stay America, Inc., an integrated hotel owner and operator, including Chief Executive Officer, Chief Financial Officer and Chief Operating Officer. Mr. Halkyard has also served as a member of the board of directors of Dave & Buster’s Entertainment, Inc., a restaurant and entertainment business, since September 2011, including as the chair of its nominating and governance committee and member of its finance committee since June 2016, and as a member of its audit committee since September 2013. He previously served on the boards of directors of Extended Stay America, Inc., an operator of an economy apartment hotel chain, and ESH Hospitality, Inc., a real estate investment trust and the owner of the hotels, from January 2018 to November 2019. He holds a Bachelor of Arts in Economics from Colgate University and a Master’s in Business Administration from Harvard Business School. We believe Mr. Halkyard is qualified to serve on our board of directors due to his experience in leading companies in the finance and hospitality industries and his knowledge of the board and corporate governance practices of other organizations.
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
Business risks
The COVID-19 pandemic has had and is expected to continue to have an adverse effect on our business and results of operations.
Throughout the duration of the COVID-19 pandemic, governmental authorities around the world have at various times implemented measures to reduce the spread of COVID-19 (and any variants of the virus). These measures, including “shelter-in-place” orders suggested or mandated by governmental authorities or otherwise elected by companies as a preventive measure, have adversely affected workforces, customers, consumer sentiment, economies, and financial markets, and, along with decreased consumer spending, have led to an economic downturn in the United States.

Numerous state and local jurisdictions, including in markets where we operate, have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, travel restrictions, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. For example, federal and state governments in the United States have at times imposed social distancing measures and restrictions on movement, in some cases only allowing essential businesses to remain open. Such orders or restrictions have resulted in the temporary closure of many of our merchant operations, work stoppages, slowdowns and delays, mandatory remote operations, travel restrictions and cancellation of events, among other effects, any of which may materially impact our business and results of operations.
As a result of the COVID-19 pandemic, many of our merchants have in the past been and may in the future be impacted by government measures including travel restrictions that adversely impacted their transaction levels and as a result, our payment volumes. We believe our results of operations and cash flows have been negatively impacted by and may continue to be impacted by the COVID-19 pandemic for the foreseeable future.
In the year ended December 31, 2020, we took several measures as an immediate response to the onset of the COVID-19 pandemic, including drawing down under our Revolving Credit Facility, which was later repaid, furloughing approximately 25% of our employees, substantially all of whom we later reinstated; accelerating approximately $30.0 million of annual expense reduction plans related to previous acquisitions; re-prioritizing our capital projects; instituting a company-wide hiring freeze, which was later lifted; and reducing salaries for management across the organization, which were later fully reinstated.
Due to the ongoing uncertainty surrounding the COVID-19 pandemic, we will continue to assess the situation, including abiding by any government-imposed restrictions, market by market. We are unable to accurately predict the ultimate impact that the COVID-19 pandemic will have on our operations going forward due to uncertainties that will be dictated by the length of time that such disruptions continue, which will, in turn, depend on the currently unknowable duration and severity of the COVID-19 pandemic, the development, availability and uptake of effective treatments and vaccines, the impact of governmental regulations that might be imposed in response to the pandemic, the imposition of and compliance with protective public safety measures, the impact of remote operations, the speed and extent to which normal economic and operating conditions will resume and overall changes in consumer behavior. In particular, even as our merchants re-open and adapt their operations, we cannot accurately predict the ongoing impact of government regulations and changing consumer behavior on our business. While we have not yet seen a meaningful degradation in new merchant sign-ups or an increase in existing merchant attrition as a result of the COVID-19 pandemic, it is possible that those business trends change if economic hardship across the country forces merchant closures. Any significant reduction in consumer visits to, or spending at, our merchants, would result in a loss of revenue to us. In particular, we cannot accurately forecast the potential impact of additional outbreaks as new variants arise or as government restrictions are relaxed, further shelter-in-place or other government restrictions implemented in response to such outbreaks, the impact that weather has on merchants as a result of such restrictions, or the impact on the ability of our merchants to remain in business as a result of the ongoing pandemic, which could result in additional chargeback or merchant receivable losses.
In addition, the global deterioration in economic conditions, which may have an adverse impact on discretionary consumer spending, could also impact our business. For instance, consumer spending may be negatively impacted by general macroeconomic conditions, including a rise in unemployment, and decreased consumer confidence resulting from the COVID-19 pandemic. Changing consumer behaviors as a result of the COVID-19 pandemic may also have a material impact on our payments-based revenue for the foreseeable future, particularly for the hospitality and restaurant industries, including as a result of lower travel, cross-border or otherwise.
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
We expect the competitive landscape will continue to change in a variety of ways, including:
•rapid and significant changes in technology, resulting in new and innovative payment methods and programs, that could place us at a competitive disadvantage and reduce the use of our products and services;
•competitors, including third-party processors (such as Chase Paymentech, Elavon, FIS, Fiserv and Global Payments) and integrated payment providers (such as Adyen, Lightspeed POS, Shopify, Square and Toast), merchants, governments and/or other industry participants may develop products and services that compete with or replace our value-added products and services, including products and services that enable payment networks and banks to transact with consumers directly;
•participants in the financial services, payments and payment technology industries may merge, create joint ventures, or form other business combinations that may strengthen their existing business services or create new payment services that compete with our services; and
•new services and technologies that we develop may be impacted by industry-wide solutions and standards related to migration to Europay, Mastercard and Visa (“EMV”) standards, including chip technology, tokenization and other safety and security technologies.
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
Our systems and operations or those of our merchants and software partners could be exposed to damage or interruption from, among other things, fire, natural disasters, power loss, telecommunications failure, unauthorized entry, computer viruses, denial-of-service attacks, acts of terrorism, human error, vandalism or sabotage, financial insolvency, bankruptcy and similar events. For example, the extent to which the COVID-19 pandemic may impact our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity, duration, and trajectory of the COVID-19 pandemic and the actions to contain COVID-19 or treat its impact, among others. In addition, we may be unable to renew our existing contracts with our most significant merchants and software and partners or our merchants and software partners may stop providing or otherwise supporting the products and services we obtain from them, and we may not be able to obtain these or similar products or services on the same or similar terms as our existing arrangements, if at all. The failure of our third-party vendors to perform their obligations and provide the products and services we obtain from them in a timely manner for any reason could adversely affect our operations and profitability due to, among other consequences:
•loss of revenues;
•loss of merchants and software partners;
•loss of merchant and cardholder data;
•fines imposed by payment networks;
•harm to our business or reputation resulting from negative publicity;

•exposure to fraud losses or other liabilities;
•additional operating and development costs; or
•diversion of management, technical and other resources.
Health concerns arising from the outbreak of a health epidemic or pandemic may have an adverse effect on our business.
In addition to the COVID-19 pandemic, our business could be adversely affected by the outbreak of any other widespread health epidemic or pandemic, including arising from various strains of avian flu or swine flu, such as H1N1, particularly if located in the United States. The occurrence of such an outbreak or other adverse public health developments could materially disrupt our business and operations. Such events could also significantly impact our industry and cause a temporary closure of our merchants’ businesses, which could have a material adverse effect on our business, financial condition and results of operations.
Furthermore, other viruses may be transmitted through human contact, and the risk of contracting viruses could cause consumers to avoid gathering in public places or patronizing certain businesses, or otherwise impact consumer behavior, which could adversely affect payment volumes. We could also be adversely affected if government authorities impose mandatory closures, seek voluntary closures, impose restrictions on operations of our merchants’ businesses, or restrict the import or export of hardware and equipment. Even if such measures are not implemented and a virus or other disease does not spread significantly, the perceived risk of infection or health risk may adversely affect our business and operating results.
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
Furthermore, we may expand into new geographical markets, including foreign countries, in which we do not currently have operating experience. On February 28, 2022, we entered into a definitive agreement to acquire Credorax, Inc. d/b/a Finaro (“Finaro”), a cross-border eCommerce platform and bank specializing in solving complex payment problems for multinational merchants that we believe will accelerate our growth in international markets. We cannot assure you that we will be able to successfully continue such expansion efforts due to our lack of experience in such markets and the multitude of risks associated with global operations, including the possibility of needing to obtain appropriate regulatory approval.

Our services and products must integrate with a variety of operating systems, software, device and web browsers, and our business may be materially and adversely affected if we are unable to ensure that our services interoperate with such operating systems, device, software and web browsers.
We are dependent on the ability of our products and services to integrate with a variety of operating systems, software and devices, such as the point-of-sale (“POS”), terminals we provide to merchants, as well as web browsers that we do not control. Any changes in these systems that degrade the functionality of our products and services, impose additional costs or requirements on us, or give preferential treatment to competitive services, could materially and adversely affect usage of our products and services. In addition, system integrators may show insufficient appetite to enable our products and services to integrate with a variety of operating systems, software and devices. In the event that it is difficult for our merchants to access and use our products and services, our business, financial condition, results of operations and prospects may be materially and adversely affected.
We depend, in part, on our merchant and software partner relationships and strategic partnerships with various institutions to operate and grow our business. If we are unable to maintain these relationships and partnerships, our business may be adversely affected.
We depend, in part, on our merchant and software partner relationships and partnerships with various institutions to operate and grow our business. We rely on the growth of our merchant and other strategic relationships, and our ability to maintain these relationships and other distribution channels, to support and grow our business. If we fail to maintain these relationships, or if our software partners or other strategic partners fail to maintain their brands or decrease the size of their branded networks, our business may be adversely affected. In addition, our contractual arrangements with our merchants and other strategic partners vary in length and may also allow for early termination upon the occurrence of certain events. There can be no assurance that we will be able to renew these contractual arrangements on similar terms or at all. The loss of merchant or software partner relationships could adversely affect our business, financial condition or results of operations.
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
We market and sell our products and services to, among others, SMBs. To continue to grow our revenue, we must add merchants, sell additional services to existing merchants and encourage existing merchants to continue doing business with us. However, retaining SMBs can be more difficult than retaining large enterprises, as SMB merchants:
•often have higher rates of business failure and more limited resources;
•may have decisions related to the choice of payment processor dictated by their affiliated parent entity; and
•are more able to change their payment processors than larger organizations dependent on our services.
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
The financial services, payments and payment technology industries in which we operate depend heavily upon the overall level of consumer, business and government spending. A sustained deterioration in general economic conditions (including distress in financial markets and turmoil in specific economies around the world), in particular as a result of the COVID-19 pandemic, may adversely affect our financial performance by reducing the number or average purchase amount of transactions we process. See “—The COVID-19 global pandemic has had and is expected to continue to have an adverse effect on our business and results of operations.” A reduction in the amount of consumer spending or credit card transactions could result in a decrease of our revenue and profits.
Adverse economic trends may accelerate the timing, or increase the impact of, risks to our financial performance. These trends could include:
•declining economies and the pace of economic recovery can change consumer spending behaviors, on which the majority of our revenue is dependent;
•low levels of consumer and business confidence typically associated with recessionary environments, and those markets experiencing relatively high unemployment, may result in decreased spending by cardholders;
•budgetary concerns in the United States and other countries around the world could affect the United States and other sovereign credit ratings, which could impact consumer confidence and spending;
•financial institutions may restrict credit lines to cardholders or limit the issuance of new cards to mitigate cardholder credit concerns;
•uncertainty and volatility in the performance of our merchants’ businesses, particularly SMBs, may make estimates of our revenues and financial performance less predictable;
•cardholders or merchants may decrease spending for value-added services we market and sell; and
•government intervention, including the effect of laws, regulations and government investments in our merchants, may have potential negative effects on our business and our relationships with our merchants or otherwise alter their strategic direction away from our products and services; and
•political tensions resulting in economic instability, such as due to military activity or civil hostilities among Russia and Ukraine and the related response, including sanctions or other restrictive actions, by the United States and/or other countries.
In addition, the banking industry remains subject to consolidation, regardless of overall economic conditions. In times of economic distress, various financial institutions in the markets we serve have been acquired or merged with and into other financial institutions, including those with which we partner. If a current referral partner of ours is acquired by another bank, the acquiring bank may seek to terminate our agreement and impose its own merchant services program on the acquired bank. We may be unable to retain our banking relationships post-acquisition, or may have to offer financial concessions to do so, which could adversely affect our results of operations or growth.
We may in the future offer merchant acquiring and processing services in geographies outside of the United States, including potentially in the European Union or the United Kingdom. On February 28, 2022, we entered into a definitive agreement to acquire Credorax, Inc. d/b/a Finaro (“Finaro”), a cross-border eCommerce platform and bank specializing in solving complex payment problems for multi-national merchants that we believe will accelerate our growth in international markets. In such circumstances, we may become subject to additional European Union and United Kingdom financial regulatory requirements and we could become subject to risks associated with the ongoing uncertainty surrounding the future relationship between the United Kingdom and the European Union (including any resulting economic downturn) following the United Kingdom’s exit from the European Union (Brexit). We are subject to risks associated with operations in international markets, including changes in foreign governmental policies and requirements applicable to our business, including the presence of more established competitors and our lack of experience in such non-U.S. markets. In addition, any current or future partners in non-U.S. jurisdictions, may also be acquired, reorganized or otherwise disposed of in the event of further market turmoil or losses in their loan portfolio that result in such financial institutions becoming less than adequately capitalized. Our revenue derived from these and other non-U.S. operations will be subject to additional risks, including those resulting from social and geopolitical instability and unfavorable political or diplomatic developments, all of which could adversely affect our business, financial condition or results of operations.

Upon international expansion, we may face challenges due to the presence of more established competitors and our lack of experience in such non-U.S. markets. If we are unable to successfully manage these risks relating to the international expansion of our business, it could adversely affect our business, financial condition or results of operations.
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
In addition, to the extent we pursue acquisitions outside of the United States, these potential acquisitions often involve additional or increased risks including:
•managing geographically separated organizations, systems and facilities;
•integrating personnel with diverse business backgrounds and organizational cultures;
•complying with non-U.S. regulatory and other legal requirements;
•addressing financial and other impacts to our business resulting from fluctuations in currency exchange rates and unit economics across multiple jurisdictions;
•enforcing intellectual property rights outside of the United States;
•difficulty entering new non-U.S. markets due to, among other things, consumer acceptance and business knowledge of these markets; and
•general economic and political conditions. See “—Business risks—Global economic, political and other conditions may adversely affect trends in consumer, business and government spending, which may adversely impact the demand for our services and our revenue and profitability.”
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
In the United States and other jurisdictions in which our services are used, we are subject to various privacy, data protection and information security, and consumer protection laws (including laws on disputed transactions) and related regulations. If we are found to have breached such laws or regulations in any such market, we may be subject to enforcement actions that require us to change our business practices in a manner which may negatively impact our revenue, as well as expose ourselves to litigation, fines, civil and/or criminal penalties and adverse publicity that could cause our customers to lose trust in us, negatively impacting our reputation and business in a manner that harms our financial position.

As part of our business, we collect personal information, also referred to as personal data, and other potentially sensitive and/or regulated data from our consumers and the merchants we work with. Laws and regulations in the United States restrict how personal information is collected, processed, stored, transferred. used and disclosed, as well as set standards for its security, implement notice requirements regarding privacy practices, and provide individuals with certain rights regarding the use, disclosure and sale of their protected personal information. For example, the FTC and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. Such standards require us to publish statements that describe how we handle personal data and choices individuals may have about the way we handle their personal data. If such information that we publish is considered untrue or inaccurate, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Moreover, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal data secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. State consumer protection laws provide similar causes of action for unfair or deceptive practices. Some states, such as California and Massachusetts, have passed specific laws mandating reasonable security measures for the handling of consumer data. Further, privacy advocates and industry groups have regularly proposed and sometimes approved, and may propose and approve in the future, self-regulatory standards with which we must legally comply or that contractually apply to us.
The GLBA regulates, among other things, the use of non-public personal information of consumers that is held by financial institutions. We are subject to various GLBA provisions, including rules relating to the use or disclosure of the underlying data and rules relating to the physical, administrative and technological protection of non-public personal financial information. Breach of the GLBA can result in civil and/or criminal liability and sanctions by regulatory authorities.
Several foreign jurisdictions, including the EU and the United Kingdom, have laws and regulations which are more restrictive in certain respects than those in the United States. We are also subject to data privacy and security laws in foreign jurisdictions which have laws and regulations which are more restrictive in certain respects than the United States. For example, in the EEA, we are subject to the General Data Protection Regulation 2016/679 (“GDPR”) and in the United Kingdom, we are subject to the United Kingdom data protection regime consisting primarily of the UK General Data Protection Regulation and the UK Data Protection Act 2018, in each case in relation to our collection, control, processing, sharing, disclosure and other use of data relating to an identifiable living individual (personal data). The GDPR, and national implementing legislation in EEA member states, and the United Kingdom regime, impose a strict data protection compliance regime including: providing detailed disclosures about how personal data is collected and processed (in a concise, intelligible and easily accessible form); demonstrating that an appropriate legal basis is in place or otherwise exists to justify data processing activities; granting rights for data subjects in regard to their personal data (including data access rights, the right to be “forgotten” and the right to data portability); introducing the obligation to notify data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches; defining pseudonymized (i.e., key-coded) data; imposing limitations on retention of personal data; maintaining a record of data processing; and complying with the principal of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit.
We are also subject to European Union and United Kingdom rules with respect to cross-border transfers of personal data out of the EEA and the United Kingdom, respectively. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA and the United Kingdom to the United States. Most recently, on July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-US Privacy Shield Framework (“Privacy Shield”) under which personal data could be transferred from the EEA to US entities who had self-certified under the Privacy Shield scheme.
While the CJEU upheld the adequacy of the standard contractual clauses (a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism, and potential alternative to the Privacy Shield), it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Use of the standard contractual clauses must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place.

We have previously relied on our own Privacy Shield certification and our relevant customers’ and partners’ Privacy Shield certifications for the purposes of transferring personal data from the EEA to the U.S. in compliance with the GDPR’s data export conditions. These recent developments will require us to review and amend the legal mechanisms by which we make and/ or receive personal data transfers to/ in the U.S., including updating agreements to put in place standard contractual clauses. The developments also create uncertainty and increase the risk around our international operations. European court and regulatory decisions subsequent to the CJEU decision of July 16, 2020 have taken a restrictive approach to international data transfers. For example, the Austrian and the French data protection supervisory authorities, as well as the European Data Protection Supervisor, have recently ruled that use of Google Analytics by European website operators involves the unlawful transfer of personal data to the United States; a number of other EU supervisory authorities are expected to take a similar approach which may impact other business tools that we use. As the enforcement landscape further develops, and supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, we could suffer additional costs, complaints and/or regulatory investigations or fines, have to stop using certain tools and vendors and make other operational changes, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
We are also subject to evolving EU and UK privacy laws on cookies, tracking technologies and e-marketing. In the EU and the UK under national laws derived from the ePrivacy Directive, informed consent is required for the placement of a cookie or similar technologies on a user’s device and for direct electronic marketing. The GDPR also imposes conditions on obtaining valid consent for cookies, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. The current national laws that implement the ePrivacy Directive are highly likely to be replaced across the EU (but not directly in the UK) by an EU regulation known as the ePrivacy Regulation which will significantly increase fines for non-compliance.
In the United States, both the federal and various state governments have adopted or are considering, laws, guidelines or rules for the collection, distribution, use and storage of information collected from or about consumers or their devices. For example, California enacted the California Consumer Privacy Act (“CCPA”), which became enforceable by the California Attorney General on July 1, 2020, and requires new disclosures to California consumers, imposes new rules for collecting or using information about minors, and affords consumers new abilities to opt out of certain disclosures of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The effects of the CCPA, its implementing regulations, and uncertainties about the scope and applicability of exemptions that may apply to our business, are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply. Additionally, the California Privacy Rights Act (“CPRA”), recently passed in California. The CPRA significantly amends the CCPA, and imposes additional data protection obligations on covered companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also creates a new California data protection agency specifically tasked to enforce the law, which would likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. The substantive requirements for businesses subject to the CPRA will go into effect on January 1, 2023, and become enforceable on July 1, 2023. In addition, Virginia and Colorado have enacted the Consumer Data Protection Act (“VCDPA”) and the Colorado Data privacy Act (“CDPA”), respectively, which will go into effect in 2023 and will impose obligations similar to or more stringent than those we may face under other data protection laws.
Restrictions on the collection, use, sharing or disclosure of personal information or additional requirements and liability for security and data integrity could require us to modify our solutions and features, possibly in a material manner, could limit our ability to develop new services and features and could subject us to increased compliance obligations and regulatory scrutiny. Non-compliance with data protection and privacy requirements may result in regulatory fines (which for certain breaches of the GDPR (“UK GDPR”) are up to the greater of €20 / £17.5 or 4% of total global annual turnover), regulatory investigations, reputational damage, orders to cease/change our processing of our data, enforcement notices, and/ or assessment notices (for a compulsory audit). We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.
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

In conducting our business, we process, transmit and store sensitive business information and personal information about our merchants, consumers, sales and financial institution partners, vendors, and other parties. This information may include account access credentials, credit and debit card numbers, bank account numbers, social security numbers, driver’s license numbers, names and addresses and other types of sensitive business or personal information. Some of this information is also processed and stored by our merchants, software and financial institution partners, third-party service providers to whom we outsource certain functions and other agents, which we refer to collectively as our associated third parties. We have certain responsibilities to payment networks and their member financial institutions for any failure, including the failure of our associated third parties, to protect this information.
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
We have previously been the target of malicious third-party attempts to identify and exploit system vulnerabilities, and/or penetrate or bypass our security measures, in order to gain unauthorized access to our networks and systems or those of third parties associated with us, and we expect to be the target of such attempts in the future. If these attempts are successful, it could lead to the compromise of sensitive, business, personal or confidential information. While we proactively employ multiple methods at different layers of our systems to defend against intrusion and attack and to protect our data, we cannot be certain that these measures will be sufficient to counter all current and emerging technology threats.
Our computer systems and the computer systems of our merchants and software partners have been, and could be in the future, subject to breaches, and our data protection measures may not prevent unauthorized access. While we believe the procedures and processes we have implemented to handle an attack are adequate, the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and are often difficult to detect. In addition, increased remote operations creates an additional risk of attack while decreasing our ability to monitor. Threats to our systems and associated third party systems can originate from human error, fraud or malice on the part of employees or third parties, or simply from accidental technological failure. Computer viruses and other malware can be distributed and could infiltrate our systems or those of associated third parties. Ransomware attacks, including those from organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and severe, and can lead to significant interruptions in our operations, loss of data and income, reputational loss, diversion of funds, and may result in fines, litigation and unwanted media attention. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting payments. In addition, denial of service or other attacks could be launched against us for a variety of purposes, including to interfere with our services or create a diversion for other malicious activities. Our defensive measures may not prevent unplanned downtime, unauthorized access or unauthorized use of sensitive data. While we maintain cyber errors and omissions insurance coverage that covers certain aspects of cyber risks, our insurance coverage may be insufficient to cover all losses. Further, while we select our associated third parties carefully, we do not control their actions. Any problems experienced by these third parties, including those resulting from breakdowns or other disruptions in the services provided by such parties or cyber-attacks and security breaches, could adversely affect our ability to service our merchants or otherwise conduct our business.
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
Our core business depends heavily on the reliability of our processing systems, including the security of the applications and systems we develop and license to our customers, in addition to the security of the processing system of our sponsor bank. Software defects or vulnerabilities, a system outage, or other failures could adversely affect our business, financial condition or results of operations, including by damaging our reputation or exposing us to third-party liability. Payment network rules and certain governmental regulations allow for possible penalties if our products and services do not meet certain operating standards. To successfully operate our business, we must be able to protect our systems from interruption, including from events that may be beyond our control. Events that could cause system interruptions include fire, natural disasters, unauthorized entry, power loss, telecommunications failure, computer viruses, terrorist acts and war. Although we have taken steps to protect against data loss and system failures, we still face the risk that we may lose critical data or experience system failures. To help protect against these events, we perform a portion of disaster recovery operations ourselves, as well as utilize select third parties for certain operations. To the extent we outsource any disaster recovery functions, we are at risk of the merchant’s unresponsiveness or other failures in the event of breakdowns in our systems. In addition, our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur.
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
A significant natural disaster could have a material and adverse effect on our business. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at our headquarters or data centers could result in lengthy interruptions in access to or functionality of our platform or could result in related liabilities. Global climate change is resulting in certain types of natural disasters occurring more frequently or with more intense effects.
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
In the event a dispute between a cardholder and a merchant is not resolved in favor of the merchant, the transaction is normally charged back to the merchant and the purchase price is credited or otherwise refunded to the cardholder. If we are unable to collect such amounts from the merchant’s account or reserve account, if applicable, or if the merchant refuses or is unable, due to closure, bankruptcy or other reasons, to reimburse us for a chargeback, we are responsible for the amount of the refund paid to the cardholder. The risk of chargebacks is typically greater with those merchants that promise future delivery of goods and services rather than delivering goods or rendering services at the time of payment (for example, in the hospitality and auto rental industries, both of which we support), as well as “card not present” transactions in which consumers do not physically present cards to merchants in connection with the purchase of goods and services, such as eCommerce, telephonic and mobile transactions. We may experience significant losses from chargebacks in the future. Any increase in chargebacks not paid by our merchants could have a material adverse effect on our business, financial condition or results of operations. We have policies and procedures to monitor and manage merchant-related credit risks and often mitigate such risks by requiring collateral, such as cash reserves, and monitoring transaction activity. Notwithstanding our policies and procedures for managing credit risk, it is possible that a default on such obligations by one or more of our merchants could adversely affect our business, financial condition or results of operations.
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
If consumers do not continue to use credit or debit cards as a payment mechanism for their transactions, if there continues to be a reduction in “card present” transactions as a result of the COVID-19 pandemic or otherwise, or if there is a change in the mix of payments between cash, credit cards and debit cards and other emerging means of payment, our business could be adversely affected. Consumer credit risk may make it more difficult or expensive for consumers to gain access to credit facilities such as credit cards. Regulatory changes may result in financial institutions seeking to charge their customers additional fees for use of credit or debit cards. Such fees may result in decreased use of credit or debit cards by cardholders. In order to consistently increase and maintain our profitability, consumers and businesses must continue to use electronic payment methods that we process, including credit and debit cards. If consumers and businesses do not continue to use credit, debit or prepaid cards as a payment mechanism for their transactions or if there is a change in the mix of payments between cash, alternative currencies and technologies, credit, debit and prepaid cards, or the corresponding methodologies used for each, which is adverse to us, it could have a material adverse effect on our business, financial condition and results of operations.
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

In addition, in certain of our markets, card issuers pay merchant acquirers, such as us, fees based on debit card usage in an effort to encourage debit card use. If these card issuers discontinue this practice, our revenue and margins in these jurisdictions could be adversely affected.
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
Certain key components are procured from a limited number of suppliers. Thus, we are at risk of shortage, price increases, tariffs, changes, delay, or discontinuation of key components, which could disrupt and materially and adversely affect our business.
Many of the key components used to manufacture our products, such as our POS systems, come from limited sources of supply. In addition, in some cases, we rely only on one manufacturer to fabricate, test, and assemble our products. In general, our contract manufacturers fabricate or procure components on our behalf, subject to certain approved procedures or supplier lists, and we do not have firm commitments from all of these manufacturers to provide all components, or to provide them in quantities and on timelines that we may require.
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
We are consistently exploring measures aimed at improving our profitability and maintaining flexibility in our capital resources, including the introduction of cost savings initiatives. For example, at the onset of and in response to the COVID-19 pandemic, in the first quarter of 2020 we furloughed approximately 25% of our employees, accelerated expense reduction plans related to previous acquisitions, limited discretionary spending, re-prioritized our capital projects, instituted a company-wide hiring freeze and reduced salaries for management. As of September 30, 2020, substantially all of furloughed employees were reinstated (with additional hiring in certain areas to accommodate new merchant onboarding), the hiring freeze was lifted and management salary reductions were partially reinstated. We expect to continue to take measures to improve our profitability and cash flows from operating activities. However, there can be no assurance that the cost control measures will be successful. In addition, these and any future spending reductions, if any, may negatively impact our other initiatives or our efforts to grow our business, which may negatively impact our future results of operations and increase the burden on existing management, systems, and resources.
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
As a result of our prior acquisitions, a significant portion of our total assets consists of intangible assets (including goodwill). Goodwill and intangible assets, net of amortization, together accounted for approximately 31% and 37% of the total assets on our balance sheet as of December 31, 2021 and 2020, respectively. To the extent we engage in additional acquisitions we may recognize additional intangible assets and goodwill. We evaluate goodwill for impairment annually at October 1 and whenever events or circumstances make it more likely than not that impairment may have occurred. Under current accounting rules, any determination that impairment has occurred would require us to record an impairment charge, which would adversely affect our earnings. An impairment of a significant portion of goodwill or intangible assets could adversely affect our business, financial condition or results of operations.
Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our debt obligations.
We have substantial indebtedness. As of December 31, 2021, we had approximately $1,772.5 million of total debt outstanding, including $690.0 million of 0.00% convertible senior notes due 2025 (“2025 Convertible Notes”), $632.5 million of 0.50% Convertible Senior Notes due 2027 (“2027 Convertible Notes”) and $450.0 million of 4.625% Senior Notes due 2026 (“2026 Senior Notes” and together with the 2025 Convertible Notes and 2027 Convertible Notes, the “Notes”). Our substantial indebtedness could have adverse consequences, including:
•increasing our vulnerability to adverse economic, industry or competitive developments;
•requiring a substantial portion of cash flow from operations to be dedicated to the payments on our indebtedness, reducing our ability to use cash flow to fund our operations, capital expenditures and future business opportunities;
•making it more difficult for us to satisfy our obligations with respect to our indebtedness, including restrictive covenants and borrowing conditions, which could result in an event of default under the agreements governing such indebtedness;
•restricting us from making strategic acquisitions or causing us to make nonstrategic divestitures;

•making it more difficult for us to obtain network sponsorship and clearing services from financial institutions or to obtain or retain other business with financial institutions;
•limiting our ability to obtain additional financing for working capital, capital expenditures, product development, debt service requirements, acquisitions, and general corporate or other purposes; and
•limiting our flexibility in planning for, or reacting to, changes in our business or market conditions and placing us at a competitive disadvantage compared to our competitors who are less highly leveraged and who, therefore, may be able to take advantage of opportunities that our leverage prevents us from exploiting.
Successful execution of our business strategy is dependent in part upon our ability to manage our capital structure to reduce or maintain low interest expense and enhance free cash flow generation. The First Lien Term Loan Facility was fully repaid in the fourth quarter of 2020 and the Second Lien Term Loan Facility and the Revolving Credit Facility were fully repaid in the second quarter of 2020. The Revolving Credit Facility had remaining capacity of $99.5 million as of December 31, 2021, net of a $0.5 million letter of credit.
Our Revolving Credit Facility provides the ability to borrow at rates based on the London Inter-bank Offered Rate (“LIBOR”). In 2017, the U.K. Financial Conduct Authority (the “FCA”) announced that it intends to phase out LIBOR, and in 2021, it announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, in the case of 1 week and 2 month USD settings, and immediately after June 30, 2023, in the case of the remaining USD settings. The U.S. Federal Reserve (the “Federal Reserve”) has also advised banks to cease entering into new contracts that use USD LIBOR as a reference rate. The Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities, as its preferred alternative rate for LIBOR in the United States. Working groups formed by financial regulators in other jurisdictions, including the United Kingdom, the European Union, Japan and Switzerland, have also recommended alternatives to LIBOR denominated in their local currencies. Although SOFR appears to be the preferred replacement rate for USD LIBOR, it is unclear if other benchmarks may emerge or if other rates will be adopted outside of the United States. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from the LIBOR benchmarks is anticipated in coming years. Accordingly, the outcome of these reforms is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phase-out could cause LIBOR to perform differently than in the past or cease to exist. The consequences of these developments cannot be entirely predicted, but could have an uncertain impact on our cost of funds, our receipts or payments under agreements that rely on LIBOR, and the valuation of derivative or other contracts to which we are a party, any of which could impact our results of operations and cash flows. We cannot predict whether or when LIBOR will actually cease to be available, whether SOFR will become the market benchmark in its place, or what, if any, such a transition may have on our business, financial condition and results of operations should we have any borrowings under the Revolving Credit Facility at that time.
Our $1,772.5 million of debt outstanding at December 31, 2021 is at a fixed rate of interest and is not subject to an interest rate hedges. Developments in our business and operations could lead to a ratings downgrade for us or our subsidiaries. Any such fluctuation in the financial and credit markets, or in the rating of us or our subsidiaries, may impact our ability to access debt markets in the future or increase our cost of current or future debt, which could adversely affect our business, financial condition or results of operations.
Restrictions imposed by our Credit Facilities and our other outstanding indebtedness may materially limit our ability to operate our business and finance our future operations or capital needs.
The terms of the indentures governing our Notes and the agreement governing our Revolving Credit Facility restrict Shift4 Payments, LLC, Shift4 Payments Finance Sub, Inc. and their restricted subsidiaries, which currently includes all of our domestic subsidiaries, from engaging in specified types of transactions. These covenants restrict their ability, and that of their restricted subsidiaries, to, among other things:
•incur additional debt and provide additional guarantees;
•create liens;
•engage in mergers or consolidations;
•make investments, loans and advances;

•pay dividends and make other restricted payments, including certain investments;
•create or permit certain liens;
•make certain asset sales;
•use the proceeds from the sales of assets and subsidiary stock;
•create or permit restrictions on the ability of the restricted subsidiaries to pay dividends or make other inter-company distributions to Shift4 Payments, LLC;
•engage in certain transactions with affiliates;
•designate subsidiaries as unrestricted subsidiaries;
•enter into sale and leaseback transactions; and
•consolidate, merge or transfer substantially all assets.
However, while the indentures governing the Notes and the agreement governing our Revolving Credit Facility will place limitations on our subsidiaries’ ability to pay dividends or make other distributions, repurchase or redeem capital stock, and make loans and investments, these limitations are subject to significant qualifications and exceptions. The aggregate amount of payments made in compliance with these limitations could be substantial.
A breach of the covenants or restrictions under the indentures could result in an event of default under the Notes. Such a default may allow the holders to accelerate the debt and may result in the acceleration of any other future debt to which a cross-acceleration or cross-default provision applies. In the event our noteholders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. As a result of these restrictions, we may be:
•limited in how we conduct our business;
•unable to raise additional debt or equity financing to operate during general economic or business downturns; or
•unable to compete effectively or to take advantage of new business opportunities.
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
We are subject to tax laws in each jurisdiction where we do business. Changes in tax laws or their interpretations could decrease the amount of revenues we receive, the value of any tax loss carry-forwards and deferred tax balances recorded on our balance sheet and the amount of our cash flow, and adversely affect our business, financial condition or results of operations.
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
The conditional conversion feature of the 2025 Convertible Notes or 2027 Convertible Notes, if triggered, may adversely affect our financial condition and results of operations.
In the event the conditional conversion feature of the 2025 Convertible Notes or 2027 Convertible Notes (collectively, the “Convertible Notes”) is triggered, noteholders will be entitled to convert their respective notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, all conversions of the Convertible Notes will be settled in cash up to at least the principal amount being converted, which could adversely affect our liquidity.

Legal and regulatory risks
Failure to comply with the FCPA anti-money laundering, economic and trade sanctions regulations, and similar laws could subject us to penalties and other adverse consequences.
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
In addition, we are contractually required to comply with anti-money laundering laws and regulations, including the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001 (“the BSA”). Among other things, the BSA requires subject entities to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity, and maintain transaction records.
We are also subject to certain economic and trade sanctions programs that are administered by the Department of Treasury’s Office of Foreign Assets Control (“OFAC”), which prohibit or restrict transactions to or from or dealings with specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially-designated nationals of those countries, narcotics traffickers, and terrorists or terrorist organizations. Other entities may be subject to additional foreign or local sanctions requirements in other relevant jurisdictions.
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
In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“the Dodd-Frank Act”), significantly changed the U.S. financial regulatory system. Among other things, Title X of the Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”), which regulates consumer financial products and services, including some offered by certain of our merchants. Regulation, examination and enforcement actions from the CFPB may require us to adjust our activities and may increase our compliance costs.
Separately, under the Dodd-Frank Act, debit interchange fees that a card issuer receives and which are established by a payment network for an electronic debit transaction are regulated by the Board of Governors of the Federal Reserve System (“Federal Reserve”), and must be “reasonable and proportional” to the cost incurred by the card issuer in authorizing, clearing, and settling the transaction. The Federal Reserve has capped debit interchange rates for card issuers operating in the United States with assets of $10 billion or more at the sum of $0.21 per transaction and an ad valorem component of 5 basis points to reflect a portion of the card issuer’s fraud losses plus, for qualifying card issuers, an additional $0.01 per transaction in debit interchange for fraud prevention costs. Regulations such as these could result in the need for us to make capital investments to modify our services to facilitate our existing merchants’ and potential merchants’ compliance and reduce the fees we are able to charge our merchants. These regulations also could result in greater pricing transparency and increased price-based competition leading to lower margins and higher rates of merchant attrition. Furthermore, the requirements of the regulations could result in changes in our merchants’ business practices, which could change the demand for our services and alter the type or volume of transactions that we process on behalf of our merchants.

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
We are a holding company and at December 31, 2021, have no material assets other than our ownership of LLC Interests, cash of $9.8 million and the aggregate principal amount of $690.0 million of 2025 Convertible Notes and $632.5 million of 2027 Convertible Notes that are held by Shift4 Payments, Inc. directly. As of December 31, 2021, we owned 68.2% of the economic interest in Shift4 Payments, LLC. As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes and operating expenses or declare and pay dividends in the future, if any, are dependent upon the financial results and cash flows of Shift4 Payments, LLC and distributions we receive from Shift4 Payments, LLC. There can be no assurance that our subsidiaries will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants in our debt instruments, will permit such distributions. Although Shift4 Payments, LLC is not currently subject to any debt instruments or other agreements that would restrict its ability to make distributions to Shift4 Payments, Inc., the terms of our Credit Facilities and other outstanding indebtedness restrict the ability of our subsidiaries to pay dividends to Shift4 Payments, LLC.
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
Payments under the TRA will be based on the tax reporting positions that we determine, and the U.S. Internal Revenue Service (“the IRS”), or another tax authority may challenge all or part of the tax basis increases or other tax benefits we claim, as well as other related tax positions we take, and a court could sustain such challenge. If the outcome of any such challenge would reasonably be expected to materially affect a recipient’s payments under the TRA, then we will not be permitted to settle such challenge without the consent (not to be unreasonably withheld or delayed) of Searchlight and Rook. The interests of the Continuing Equity Owners and the Blocker Shareholders in any such challenge may differ from or conflict with our interests and your interests, and Searchlight and Rook may exercise their consent rights relating to any such challenge in a manner adverse to our interests and your interests. We will not be reimbursed for any cash payments previously made to the Continuing Equity Owners or the Blocker Shareholder under the TRA in the event that any tax benefits initially claimed by us and for which payment has been made to a Continuing Equity Owner or the Blocker Shareholder are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments made by us to a Continuing Equity Owner or the Blocker Shareholder will be netted against any future cash payments that we might otherwise be required to make to such Continuing Equity Owner or such Blocker Shareholder, as applicable, under the terms of the TRA. However, we might not determine that we have effectively made an excess cash payment to a Continuing Equity Owner or the Blocker Shareholder for a number of years following the initial time of such payment and, if any of our tax reporting positions are challenged by a taxing authority, we will not be permitted to reduce any future cash payments under the TRA until any such challenge is finally settled or determined. Moreover, the excess cash payments we previously made under the TRA could be greater than the amount of future cash payments against which we would otherwise be permitted to net such excess. As a result, payments could be made under the TRA significantly in excess of any tax savings that we realize in respect of the tax attributes with respect to a Continuing Equity Owner or the Blocker Shareholder that are the subject of the TRA.
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
We are subject to taxes by the U.S. federal, state, local and foreign tax authorities. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:
•allocation of expenses to and among different jurisdictions;
•changes in the valuation of our deferred tax assets and liabilities;
•expected timing and amount of the release of any tax valuation allowances;
•tax effects of equity-based compensation;
•costs related to intercompany restructurings;
•changes in tax laws, tax treaties, regulations or interpretations thereof; or
•lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.
In addition, we may be subject to audits of our income, sales and other taxes by U.S. federal, state, and local and foreign taxing authorities. Outcomes from these audits could have an adverse effect on our operating results and financial condition.
If we were deemed to be an investment company under the Investment Company Act of 1940, as amended (“the 1940 Act”), including as a result of our ownership of Shift4 Payments, LLC, applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business.
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
Risks related to the ownership of our Class A common stock
Our Founder has significant influence over us, including control over decisions that require the approval of stockholders.
As of December 31, 2021, our Founder, who is our Chief Executive Officer and a member of our board of directors, controls, in the aggregate, approximately 83.3% of the voting power represented by all our outstanding classes of stock. Our Founder and an affiliate of our Founder are members of our board of directors. These board members are designees of our Founder and can take actions that have the effect of delaying or preventing a change of control of us or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. These actions may be taken even if other stockholders oppose them. The concentration of voting power with our Founder may have an adverse effect on the price of our Class A common stock. The interests of our Founder may not be consistent with your interests as a stockholder.
As a result, our Founder continues to exercise significant influence over all matters requiring stockholder approval, including the election and removal of directors and the size of our board, any amendment of our amended and restated certificate of incorporation or bylaws and any approval of significant corporate transactions (including a sale of substantially all of our assets), and continue to have significant control over our management and policies.
The multiple class structure of our common stock has the effect of concentrating voting power with our Founder, which will limit your ability to influence the outcome of important transactions, including a change in control.
Our Class B common stock and Class C common stock each have ten votes per share, and our Class A common stock has one vote per share. As of December 31, 2021, Jared Isaacman, our Founder, Chief Executive Officer and a member of our board of directors controls approximately 83.3% of the voting power of our outstanding capital stock. Our Founder holds the majority of the issued and outstanding shares of our Class B common stock and Class C common stock and therefore is able to significantly influence matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Our Founder may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock. Future transfers by the holders of Class B common stock and Class C common stock will generally result in those shares converting into shares of Class A common stock, subject to limited exceptions.

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
Our Founder has more than 50% of the voting power for the election of directors, and, as a result, we are considered a “controlled company” for the purposes of the New York Stock Exchange (“the NYSE”). As such, we qualify for, and intend to rely on, exemptions from certain corporate governance requirements, including the requirements to have a majority of independent directors on our board of directors, an entirely independent nominating and corporate governance committee, an entirely independent compensation committee or to perform annual performance evaluations of the nominating and corporate governance and compensation committees.
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
Certain provisions of Delaware law and our amended and restated certificate of incorporation and amended and restated bylaws may have an antitakeover effect and may delay, defer, or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders. These provisions provide for, among other things:
•a multi-class common stock structure;
•a classified board of directors with staggered three-year terms;
•the ability of our board of directors to issue one or more series of preferred stock;
•advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;

•certain limitations on convening special stockholder meetings;
•prohibit cumulative voting in the election of directors; and
•the removal of directors only for cause and only upon the affirmative vote of the holders of at least 66 2/3% of the voting power represented by our then-outstanding common stock.
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
We are no longer an EGC or a smaller reporting company and, as a result, we now must comply with increased disclosure and compliance requirements which may increase our costs.
We no longer qualify as an EGC under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) and, as a result, are subject to various disclosure and compliance requirements that did not previously apply, such as:
•the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002;
•the requirement that we adopt new or revised accounting standards when they are applicable to public companies, instead of delaying their adoption until they are applicable to private companies;
•compliance with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements;
•the requirement that we provide full and more detailed disclosures regarding executive compensation; and
•the requirement that we hold a non-binding advisory vote on executive compensation and obtain stockholder approval of any golden parachute payments not previously approved.
We expect that the loss of EGC status and compliance with these additional requirements will increase our legal and financial compliance costs and cause management and other personnel to divert attention from operational and other business matters to devote substantial time to public company reporting requirements. In addition, if we are not able to comply with changing requirements in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities, which would require additional financial and management resources.
Because we have no current plans to pay regular cash dividends on our Class A common stock, you may not receive any return on investment unless you sell your Class A common stock for a price greater than that which you paid for it.
We do not anticipate paying any regular cash dividends on our Class A common stock. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, general and economic conditions, our results of operations and financial condition, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions and such other factors that our board of directors may deem relevant. In addition, our ability to pay dividends is, and may be, limited by covenants of existing and any future outstanding indebtedness we or our subsidiaries incur, including under our 2025 Convertible Notes, 2026 Senior Notes, 2027 Convertible Notes and Revolving Credit Facility. Therefore, any return on investment in our Class A common stock is solely dependent upon the appreciation of the price of our Class A common stock on the open market, which may not occur.

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
The doctrine of corporate opportunity generally provides that a corporate fiduciary may not develop an opportunity using corporate resources, acquire an interest adverse to that of the corporation or acquire property that is reasonably incident to the present or prospective business of the corporation or in which the corporation has a present or expectancy interest, unless that opportunity is first presented to the corporation and the corporation chooses not to pursue that opportunity. The doctrine of corporate opportunity is intended to preclude officers or directors or other fiduciaries from personally benefiting from opportunities that belong to the corporation. Our amended and restated certificate of incorporation provides that the doctrine of “corporate opportunity” does not apply against Searchlight, Rook, or any of our directors who are employees of or affiliated with Searchlight, or Rook or any director or stockholder who is not employed by us or our subsidiaries. Searchlight, any of our directors who are employees of or affiliated with Searchlight, Rook, any of our directors who are employees of or affiliated with Rook, or any director or stockholder who is not employed by us or our subsidiaries will therefore have no duty to communicate or present corporate opportunities to us, and have the right to either hold any corporate opportunity for their (and their affiliates’) own account and benefit or to recommend, assign or otherwise transfer such corporate opportunity to persons other than us, including to any director or stockholder who is not employed by us or our subsidiaries. Our amended and restated certificate of incorporation does not renounce our interest in any business opportunity that is expressly offered to an employee director or employee in his or her capacity as a director or employee of Shift4 Payments, Inc.
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
In addition, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting, which requires us to document and make significant changes to our internal control over financial reporting. Likewise, our independent registered public accounting firm is required to provide an attestation report on the effectiveness of our internal control over financial reporting since we have ceased to be an EGC, as defined in the JOBS Act and we became a large accelerated filer.
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
As of February 23, 2022, we had outstanding a total of 52,719,986 shares of Class A common stock. Of the outstanding shares, all shares sold in the IPO, September Follow-on Offering and December Follow-on Offering (together, the “Follow-on Offerings”) (totaling 52,583,190 shares of Class A common stock) are freely tradable without restriction or further registration under the Securities Act, other than any shares held by our “affiliates” as that term is defined in Rule 144 under the Securities Act, whose sales would be subject to the Rule 144 resale restrictions, other than the holding period requirement. The remaining shares of Class A common stock (including shares issuable upon exchange or redemption of LLC Interests and shares of our Class C common stock) are “restricted securities,” as that term is defined in Rule 144 under the Securities Act. These restricted securities are eligible for public sale only if they are registered under the Securities Act or if they qualify for an exemption from registration under Rules 144 or 701 under the Securities Act.
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

As restrictions on resale end or if these stockholders exercise their registration rights, the market price of our shares of Class A common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. In addition, concurrently with the December Follow-on Offering, we offered, by means of separate offering memorandums, $690.0 million and $632.5 million aggregate principal amount of 2025 Convertible Notes and 2027 Convertible Notes, respectively. Upon conversion of the 2025 Convertible Notes and 2027 Convertible Notes, we will pay in cash the principal amount of the respective Notes with any excess to be paid or delivered, as the case may be, in cash or shares of our Class A common stock or a combination of both at our election. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of Class A common stock or other securities.
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
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the NYSE and other applicable securities laws and regulations. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to continue to increase our legal and financial compliance costs, including as a result of us no longer qualifying as an EGC as defined in the JOBS Act, and to make some activities more difficult, time-consuming and costly. Being a public company and being subject to such rules and regulations also makes it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions and other regulatory action and potentially civil litigation. These factors may therefore strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.
Our stock price may change significantly, and you may not be able to resell shares of our Class A common stock at or above the price you paid or at all, and you could lose all or part of your investment as a result.
You may not be able to resell your shares at or above the price which you paid for them due to a number of factors included herein, including the following:
•results of operations that vary from the expectations of securities analysts and investors;
•results of operations that vary from those of our competitors;
•changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;
•technology changes, changes in consumer behavior or changes in merchant relationships in our industry;
•security breaches related to our systems or those of our merchants, affiliates or strategic partners;
•changes in economic conditions for companies in our industry;
•changes in market valuations of, or earnings and other announcements by, companies in our industry;
•declines in the market prices of stocks generally, particularly those of global payment companies;
•strategic actions by us or our competitors;
•announcements by us, our competitors or our strategic partners of significant contracts, new products, acquisitions, joint marketing relationships, joint ventures, other strategic relationships, or capital commitments;
•changes in general economic or market conditions or trends in our industry or the economy as a whole and, in particular, in the consumer spending environment;
•changes in business or regulatory conditions;
•future sales of our Class A common stock or other securities;

•investor perceptions of the investment opportunity associated with our Class A common stock relative to other investment alternatives;
•the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;
•announcements relating to litigation or governmental investigations;
•guidance, if any, that we provide to the public, any changes in this guidance, or our failure to meet this guidance;
•the sustainability of an active trading market for our stock;
•the impact of any stock repurchase programs;
•changes in accounting principles; and
•other events or factors, including those resulting from system failures and disruptions, natural disasters, war, acts of terrorism or responses to these events.
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
We cannot guarantee that any stock repurchase program will be fully consummated or will enhance long-term stockholder value, and stock repurchases could increase the volatility of our stock prices and could diminish our cash reserves.
On December 16, 2021, we announced that our board of directors had initiated a stock repurchase program pursuant to which we may repurchase up to $100.0 million of shares of our Class A common stock through December 31, 2022. We therefore engage in stock repurchases of our Class A common stock from time to time. Our repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. Further, our stock repurchases could affect our Class A common stock trading prices, increase their volatility, reduce our cash reserves and may be suspended or terminated at any time, which may result in a decrease in the trading prices of our Class A common stock.
Short sellers of our stock may be manipulative and may drive down the market price of our common stock.
Short selling is the practice of selling securities that the seller does not own, but rather has borrowed or intends to borrow from a third party with the intention of buying identical securities at a later date to return to the lender. A short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. It is therefore in the short seller’s interest for the price of the stock to decline, and some short sellers publish, or arrange for the publication of, opinions or characterizations regarding the relevant issuer, often involving misrepresentations of the issuer’s business prospects and similar matters calculated to create negative market momentum, which may permit them to obtain profits for themselves as a result of selling the stock short.
As a public entity, we may be the subject of concerted efforts by short sellers to spread negative information in order to gain a market advantage. In addition, the publication of misinformation may also result in lawsuits, the uncertainty and expense of which could adversely impact our business, financial condition, and reputation. There are no assurances that we will not face short sellers’ efforts or similar tactics in the future, and the market price of our common stock may decline as a result of their actions.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We are headquartered in Allentown, Pennsylvania. Our other principal physical properties are located in Las Vegas, Nevada. The table below sets forth certain information regarding these properties, all of which are leased.

Property	Location	Lease Expiration Date
Corporate Headquarters	Allentown, Pennsylvania	August 31, 2025
Las Vegas Office	Las Vegas, Nevada	December 31, 2027
For leases that are scheduled to expire during the next 12 months, we may negotiate new lease agreements, renew existing lease agreements or use alternate facilities. We believe that our facilities are adequate for our needs and believe that we should be able to renew any of the above leases or secure similar property without an adverse impact on our operations.
ITEM 3. LEGAL PROCEEDINGS
Our material legal proceedings are described in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 17, “Commitments and Contingencies.”
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Shift4 Payments, Inc. Class A common stock is quoted on the New York Stock Exchange under the ticker symbol “FOUR.” There is no established trading market for our Class B common stock or Class C common stock.
Holders
As of February 23, 2022, there were 99 holders of record of our Class A common stock, 4 holders of record of our Class B common stock and 6 holders of record of our Class C common stock. Because many of our shares of Class A common stock are held by brokers and institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these record holders.
Recent Sales of Unregistered Securities
There were no unregistered equity securities sold from January 1, 2021 to December 31, 2021, other than as previously disclosed in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1, 2021 through October 31, 2021	—	—	—	—
November 1, 2021 through November 30, 2021	—	—	—	—
December 1, 2021 through December 31, 2021	378,475	$55.81	378,475	$78.9
Total	378,475	$55.81	378,475	$78.9
(a) On December 16, 2021, the Company announced that its board of directors had initiated a stock repurchase program pursuant to which the Company may repurchase up to $100.0 million of shares of its Class A common stock through December 31, 2022. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and corporate needs. Open market repurchases will be structured to occur within the pricing and volume requirements of Rule 10b-18 of the Exchange Act. The Company may also, from time to time, enter into Rule 10b5-1 of the Exchange Act plans to facilitate repurchases of its shares under this authorization. The exact number of shares to be repurchased by the Company is not guaranteed and the program may be suspended, modified, or discontinued at any time at the Company’s discretion and without prior notice.
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

Stock Performance Graph
The following graph and table compare the total shareholder return from June 5, 2020, the date on which our Class A common shares commenced trading on the New York Stock Exchange, NYSE, through December 31, 2021 of (i) our Class A common shares, (ii) the Standard and Poor's 500 Stock Index (“S&P 500 Index”), and (iii) the Standard and Poor's 500 Information Technology Index (“S&P Information Technology”). The stock performance graph and table assume an initial investment of $100 on June 5, 2020.
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

Comparison of Cumulative Total Return since IPO
$400
$350
$300
$250
$200
$150
$100
$100.00
$154.35
$210.26
$327.83
$356.57
$407.48
$337.04
$251.87
6/4/2020
6/30/2020
9/30/2020
12/31/2020
3/31/2021
6/30/2021
9/30/2021
12/31/2021
Shift Payments, Inc
S&P 500 Index
S&P Information Technology

	June 4, 2020	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Shift4 Payments, Inc.	$100.00	$154.35	$210.26	$327.83	$356.57	$407.48	$337.04	$251.87
S&P 500 Index	$100.00	$99.61	$108.05	$120.68	$127.65	$138.08	$138.40	$153.14
S&P Information Technology	$100.00	$106.08	$118.45	$132.09	$134.39	$149.57	$151.20	$176.15

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our consolidated financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial data included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review Item 1A of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We are a leading independent provider of payment acceptance and payment processing and technology solutions in the United States based on total volume of payments processed. We have achieved our leadership position through decades of solving business and operational challenges facing our customers overall commerce needs. We distribute our services through our network of software partners (“ISVs”) and value-added resellers (“VARs”). For our software partners, we offer a single integration to an end-to-end payments offering, a proprietary gateway and a robust suite of technology solutions to enhance the value of their software and simplify payment acceptance. For our merchants, we provide a seamless, unified consumer experience as an alternative to relying on multiple providers to accept card-based payments, while providing the digital tools necessary to provide their end-customers a seamless commerce experience.
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
Our end-to-end payments offering combines our payments platform, including our proprietary gateway and breadth of software integrations, and our suite of technology solutions to create a compelling value proposition for our merchants. Our end-to-end payment volume was $46.7 billion, $24.3 billion, and $22.1 billion for the years ended December 31, 2021, 2020, and 2019, respectively. This end-to-end payment volume contributed approximately 62%, 61%, and 57% of gross revenue less network fees for the years ended December 31, 2021, 2020, and 2019, respectively.

Our merchants range from small to medium sized businesses (“SMBs”) to large enterprises across numerous verticals, including food and beverage, hospitality, stadiums and arenas, gaming, specialty retail, non-profits and eCommerce.
Recent developments
Stock Repurchases
On December 16, 2021, our Board of Directors authorized the commencement of a stock repurchase program. The stock repurchase program authorizes us to repurchase up to $100.0 million of our Class A common stock, par value $0.0001 (“Common Stock”) and will expire on December 31, 2022.
Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and corporate needs. Open market repurchases will be structured to occur within the pricing and volume requirements of Rule 10b-18. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization.
This program does not obligate us to acquire any particular amount of Common Stock and the program may be extended, modified, suspended or discontinued at any time at our discretion.
As of December 31, 2021, we repurchased 378,475 shares of Common Stock for $21.1 million, including commissions paid, at an average price paid of $55.81 per share, which is recorded within “Treasury stock” on our Consolidated Balance Sheets. As of December 31, 2021, approximately $78.9 million remained available for future purchases under the program.
In January 2022, we repurchased 245,700 shares of Common stock for $13.9 million, including commissions paid, at an average price paid of $56.48 per share. As of February 23, 2022, approximately $65.0 million remained available for future purchases under the program.
TSYS outage
In August 2021, TSYS, a Global Payments Company and an important vendor to the Company, experienced a significant platform outage that resulted in the disruption of payment processing for our merchants (“TSYS outage”). TSYS is utilized by many major credit card issuers and payment processors, which meant the impact of the outage was felt by many card accepting merchants and cardholders across the nation. In response to the TSYS outage, we distributed payments to both merchants and partners in order to alleviate the impact of the outage on their businesses. The following paragraphs describe how these payments are reflected in our accompanying consolidated financial statements and disclosures.
In the third and fourth quarters of 2021, we distributed $22.4 million and $0.7 million, respectively, in payments to our merchants to approximate the lost revenues they experienced as a result of the TSYS outage. Under ASC 606: Revenue from Contracts with Customers (“ASC 606”), these payments were recorded as contra revenue, which is reflected as a reduction of “Gross revenue” in our Consolidated Statements of Operations for the year ended December 31, 2021. These payments are considered nonrecurring and are therefore reflected as an adjustment when calculating Adjusted EBITDA and Gross Revenue Less Network Fees. In addition, for the year ended December 31, 2021, gross revenue less network fees excludes the impact of the TSYS outage.
In the third and fourth quarters of 2021, we also distributed $2.3 million and $0.5 million, respectively, in payments to our partners to approximate their lost revenues and compensate them for the additional support required from them to manage the outage. Consistent with the treatment of our payments to our partners in the normal course of business, these payments are reflected as an increase to “Cost of sales” in our Consolidated Statements of Operations for the year ended December 31, 2021. These payments are considered nonrecurring and are therefore reflected as an adjustment when calculating Adjusted EBITDA.
See Note 4 in the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K for more information about the TSYS outage and Key performance indicators and non-GAAP measures for more information about Adjusted EBITDA and gross revenue less network fees.
Convertible Notes Offering – 2027 Notes
In July 2021, we issued an aggregate $632.5 million of 0.50% Convertible Senior Notes due 2027 (“2027 Convertible Notes”) to qualified institutional buyers in an offering exempt from registration under the Securities Act. We received net proceeds, after deducting initial purchasers’ discounts and estimated offering expenses, of approximately $617.7 million from the 2027 Convertible Notes offering. The net proceeds of the 2027 Convertible Notes Offering, together with cash on hand, will be used for general corporate purposes.

Advertising and marketing
In the year ended December 31, 2021, we incurred $20.8 million in expenses related to the integration of 3dcart as it was rebranded as Shift4Shop. These expenses are anticipated to be nonrecurring in nature.
Investments in securities
As of December 31, 2021, we invested $27.5 million in Space Exploration Technologies Corp. (“SpaceX”), which designs, manufactures, and launches advanced rockets, spacecraft and satellites, $2.0 million in Sightline Payments, Inc. (“Sightline Payments”), a financial technology company that provides cashless, mobile, and omni-channel commerce solutions for the gaming, lottery, sports betting and other industries and $1.0 million in MagicCube, a software company that allows any android mobile device to function as a fully secure, EMV-certified, payment acceptance device, significantly reducing the cost and complexity associated with traditional hardware deployments. Additionally, in January 2022, we invested $1.0 million in Interchecks Technologies, Inc. (“Interchecks”), one of the fastest growing instant payment infrastructure and service providers for the online gaming, fintech, and digital ecosystem verticals.
Recent acquisitions
Finaro
On March 1, 2022, we entered into a definitive agreement to acquire Credorax, Inc. d/b/a Finaro (“Finaro”) for approximately $200.0 million in cash, $325.0 million in shares of our Class A common stock and a performance-based earnout of up to $50.0 million in shares of our Class A common stock. Consummation of the merger is subject to regulatory approvals. Finaro is a cross-border eCommerce platform and bank specializing in solving complex payment problems for multi-national merchants that we believe will accelerate our growth in international markets.
The Giving Block
On February 28, 2022, we acquired The Giving Block, Inc. (“The Giving Block”) for approximately $13.5 million in cash, $40.5 million in shares of our Class A common stock and a performance-based earnout of up to $61.5 million in cash and $184.5 million in shares of our Company’s Class A common stock. The Giving Block is a cryptocurrency donation marketplace that we believe will accelerate our growth in the non-profit sector with significant cross-sell potential.
Postec
In September 2021, we acquired Postec, Inc. (“Postec”), for $14.3 million in cash, net of cash acquired. This acquisition enables the boarding of the vendor’s customers on our end-to-end acquiring solution and empowers our distribution partners to sign the vendor’s customer accounts and leverage the combined expertise to handle all aspects of installation, service, and support. See Note 3 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.
VenueNext
In March 2021, we acquired VenueNext Inc. (“VenueNext”), a leader in integrated payments solutions in sporting arenas and event complexes, for $66.9 million in aggregate purchase consideration, net of cash acquired. We believe this acquisition enhances our presence and capabilities in a number of large and growing verticals such as stadiums and arenas, while significantly expanding our total addressable market with entry into entertainment, universities, theme parks, airports, and other verticals. See Note 3 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.
Amended and Restated Revolving Credit Facility
In January 2021, Shift4 Payments, LLC amended and restated its First Lien Credit Agreement and increased the borrowing capacity under the Revolving Credit Facility to $100.0 million. The Revolving Credit Facility matures on January 29, 2026 or, if greater than $150.0 million aggregate principal amount of our 2025 Convertible Notes remains outstanding on September 15, 2025, on that date. The Revolving Credit Facility requires periodic interest payments until maturity.

Loans incurred under the Revolving Credit Facility bear interest at our option at either the LIBO rate plus a margin ranging from 3.00% to 3.50% per year or the alternate base rate (the highest of the Federal Funds rate plus 0.50%, or the prime rate announced from time to time in The Wall Street Journal) plus a margin ranging from 2.00% to 2.50% per year (“Applicable Rate”). The Applicable Rate varies depending on the Company’s total leverage ratio (as defined in the Credit Agreement). The alternate base rate and the LIBO rate are each subject to a zero percent floor. In addition, we are required to pay a commitment fee under the Revolving Credit Facility in respect of the unutilized commitments thereunder at a rate ranging from 0.25% per year to 0.50% per year, in each case based on the total leverage ratio. We are also subject to customary letter of credit and agency fees. As of December 31, 2021, we had no outstanding borrowings under the Revolving Credit Facility.
COVID-19 Pandemic Update
While great progress has been made in the fight against the COVID-19 pandemic, the pandemic remains a global challenge and continues to impact international travel and corporate travel patterns, both of which remain below pre-pandemic levels. Our financial performance could be adversely impacted by any local or government-imposed pandemic restrictions, although we are currently unable to predict the extent to which the COVID-19 pandemic may adversely impact our future business operations, financial performance and results of operations. For a further discussion of the risks, uncertainties and actions taken in response to COVID-19, see risks identified in the section entitled “Risk Factors” in Part I, Item 1A.
Factors impacting our business and results of operations
In general, our results of operations are impacted by factors such as adoption of software solutions that are integrated with our payment solutions, continued investment in our core capabilities, on-going pursuit of strategic acquisitions, and macro-level economic trends.
Increased adoption of software-integrated payments. We primarily generate revenue through fees assessed on end-to-end payment volume initiated through our integrated software partners. These fees include volume-based payments, transaction fees and subscription fees for software and technology solutions. We expect to grow this volume by attracting new integrated software partners through our market-leading and innovative solutions. These integrated software partners have proven to be an effective and efficient way of acquiring new merchants and servicing these relationships.
Continued focus on converting our gateway-only customers to our end-to-end payments offering. Currently, a large percentage of our merchant base relies only on our proprietary gateway technology solution to process card-based payments. However, as more of these gateway-only merchants choose to also adopt our end-to-end payment solutions, our revenue per merchant and merchant retention are expected to increase given the fees we generate on end-to-end payment processing services are significantly higher than the per transaction fees we earn on gateway-only services.
Mix of our merchant base. We continue to experience a shift to higher average revenue and higher average volume per merchant. The revenue and volume contribution of each merchant within our portfolio is affected by several factors, including the amount of payment volume processed per merchant, the industry vertical in which the merchant operates, and the number of solutions implemented by the merchant. The size and sophistication of our average merchant continues to increase and we may experience shifts in the average revenue per merchant and the weighted average pricing of the portfolio.
Ability to attract and retain software partners. A key pillar of our Shift4 Model is our partner-centric distribution approach. We work with our software partners who rely on our suite of payment-related technology solutions to simplify the commerce needs of their end clients. Our ability to attract and retain our software partners is essential for our future growth and our ability to service our existing base of merchants. To this end, it is critical we maintain our product leadership through continued investment in innovative technology solutions as a means to ensure we retain our current software partners while attracting new software partners.
Investment in product, distribution and operations. We make significant investments in both new product development and existing product enhancements, such as mobile point-of-sale, cloud enablement for our software partners’ existing systems, and contactless payments, including QR code based mobile payment technologies. New product features and functionality are brought to market through varied distribution and promotional activities including collaborative efforts with industry leading software providers, trade shows, and customer conferences. Further, we will continue to invest in operational support in order to maintain service levels expected by our merchant customers. We believe these investments in product development and software integrations will lead to long-term growth and profitability.

Pursuit of strategic acquisitions. From time to time, we may pursue acquisitions as part of our ongoing growth strategy that includes adding complementary technology capabilities to service our base of customer and adding critical sales and support capabilities within a specific industry vertical or geography. While these acquisitions are intended to add long-term value, in the short term they may add redundant operating expenses or additional carrying costs until the underlying value is unlocked.
Economic conditions and resulting consumer spending trends. Changes in macro-level consumer spending trends, including as a result of the COVID-19 pandemic, could affect the amount of volumes processed on our platform, thus resulting in fluctuations in our quarterly reported revenue. Our quarterly revenue is also impacted by seasonal, consumer spending habit patterns, which historically have resulted in higher volumes and revenue being reported in our second and third fiscal quarters.
Key financial definitions
The following briefly describes the components of revenue and expenses as presented in the accompanying consolidated statements of operations.
Gross revenue consists primarily of payments-based revenue and subscription and other revenues:
Payments-based revenue includes fees for payment processing services and gateway services. Payment processing fees are primarily driven as a percentage of end-to-end payment volume. They may also have a fixed fee, a minimum monthly usage fee and a fee based on transactions. Gateway services, data encryption and tokenization fees are primarily driven by per transaction fees as well as monthly usage fees. In addition, the year ended December 31, 2021 includes nonrecurring payments of $23.1 million we made to our merchants related to the TSYS outage, described in Recent Developments above, that are treated as contra revenue and as such reduce payments-based revenue.
Subscription and other revenues include SaaS fees for point-of-sale systems and terminals provided to merchants and our Shift4Shop eCommerce platform. Point-of-sale and terminal SaaS fees are assessed based on the type and quantity of equipment deployed to the merchant. Shift4Shop SaaS fees are based on the eCommerce platform chosen by the merchant. SaaS fees also include statement fees, fees for our proprietary business intelligence software, annual fees, regulatory compliance fees and other miscellaneous services such as help desk support and warranties on equipment. Subscription and other revenues also includes revenue derived from software license sales, hardware sales, third party residuals, and fees charged for technology support.
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
Residual commissions represent monthly payments to third-party resellers, including software partners (ISVs). These costs are typically based on a percentage of payment-based revenue.
Equipment represents our costs of devices that are purchased by the merchant.
Other costs of sales includes amortization of capitalized software development costs, capitalized software, acquired technology and capitalized customer acquisition costs. It also includes incentives, shipping and handling costs related to the delivery of devices, and through June 30, 2020, contained other contract fulfillment costs as well as equipment provided under our warranty program that is included with the monthly SaaS fee. Subsequent to June 30, 2020, other contract fulfillment costs and equipment under our warranty program included with the monthly SaaS fee were capitalized as equipment for lease. Capitalized software development costs are amortized using the straight-line method on a product-by-product basis over the estimated useful life of the software. Capitalized software, acquired technology and capitalized acquisition costs are amortized on a straight-line basis in accordance with our accounting policies. In addition, the year ended December 31, 2021 includes nonrecurring payments of $2.8 million we made to our partners related to the TSYS outage described in Recent Developments above.
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
Transaction-related expenses relate to costs that are not capitalizable associated with issuing the 2026 Senior Notes. These expenses are typically not reflective of our ongoing operations.
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
Comparison of results for the year ended December 31, 2021 and 2020
The following table sets forth the consolidated statements of operations for the periods presented.

	Year Ended December 31,		$ change	% change
(in millions)	2021	2020
Payments-based revenue	$1,258.0	$684.2	$573.8	83.9%
Subscription and other revenues	109.5	82.7	26.8	32.4%
Total gross revenue	1,367.5	766.9	600.6	78.3%
Less: network fees	861.8	443.9	417.9	94.1%
Less: Other costs of sales	227.3	145.2	82.1	56.5%
Gross profit	278.4	177.8	100.6	56.6%
General and administrative expenses	219.5	180.0	39.5	21.9%
Depreciation and amortization expense	62.2	51.9	10.3	19.8%
Professional fees	16.8	10.7	6.1	57.0%
Advertising and marketing expenses	28.9	4.0	24.9	NM
Restructuring expenses	0.2	0.4	(0.2)	(50.0%)
Transaction-related expenses	—	0.8	(0.8)	NM
Other operating (income) expense, net	—	(12.4)	12.4	NM
Total operating expenses	327.6	235.4	92.2	39.2%
Loss from operations	(49.2)	(57.6)	8.4	(14.6%)
Loss on extinguishment of debt	(0.2)	(16.6)	16.4	(98.8)
Other income, net	0.3	0.6	(0.3)	(50.0%)
Interest expense	(28.0)	(40.2)	12.2	(30.3%)
Loss before income taxes	(77.1)	(113.8)	36.7	(32.2%)
Income tax benefit	3.1	2.4	0.7	29.2%
Net loss	(74.0)	(111.4)	37.4	(33.6%)
Net loss attributable to noncontrolling interests (a)	(25.8)	(93.0)	67.2	(72.3%)
Net loss attributable to Shift4 Payments, Inc.	$(48.2)	$(18.4)	$(29.8)	162.0%
(a)Includes the net loss for the period January 1, 2020 through June 4, 2020, the date the SEC declared effective the Company’s Registration Statement on S-1 filed in connection with its IPO. See Note 1 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.
The year ended December 31, 2021 includes $23.1 million of nonrecurring payments we made to our merchants and $2.8 million of non-recurring payments we made to our partners due to the TSYS outage. An additional $0.4 million of associated costs were incurred as a result of the outage. The TSYS outage payments and associated costs had the following impact on our results in our Consolidated Statements of Operations for the year ended December 31, 2021:
•$23.1 million decrease to Payments-based revenue and Gross revenue;
•$2.8 million increase to Other costs of sales;
•$26.1 million decrease to Gross profit; and
•$26.3 million decrease to Loss from operations and Net loss.

See Recent developments above and Note 4 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information about the TSYS outage.
Gross Revenue
Gross revenue was $1,367.5 million for the year ended December 31, 2021, compared to $766.9 million for the year ended December 31, 2020, an increase of $600.6 million or 78.3%. Gross revenue is comprised of payments-based revenue and subscription and other revenues. The year ended December 31, 2021 includes $23.1 million in payments we made to merchants as a result of the August 2021 TSYS outage discussed in Recent developments above, which were recorded as contra revenue.

Payments-based revenue was $1,258.0 million for the year ended December 31, 2021, compared to $684.2 million for the year ended December 31, 2020, an increase of $573.8 million or 83.9%. The increase in payments-based revenue is primarily driven by an increase in end-to-end payment volume of $22.4 billion, or approximately 92%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The COVID-19 pandemic impacted our end-to-end payment volumes beginning mid-March 2020 when shelter-in-place, social distancing, the closing of non-essential businesses and other restrictive measures were first put in place across the United States. This was partially offset by $23.1 million in payments we made to merchants as a result of the August 2021 TSYS outage discussed in Recent developments above.
Subscription and other revenues were $109.5 million for the year ended December 31, 2021, compared to $82.7 million for the year ended December 31, 2020, an increase of $26.8 million or 32.4%. The increase in subscription and other revenues was driven primarily by the 3dcart, VenueNext, Hospitality Technology Vendor and Postec acquisitions, which collectively contributed $29.9 million more to subscription and other revenues in the year ended December 31, 2021 compared to the year ended December 31, 2020. This was partially offset by a decrease in hardware revenue of $2.9 million primarily due to hardware provided under our SaaS arrangements being accounted for as operating leases in the year ended December 31, 2021, whereby revenue is recognized monthly, as compared to the year ended December 31, 2020, which for the period January 1, 2020 through June 30, 2020, was recognized at the time of shipment.
Network Fees
Network fees were $861.8 million for the year ended December 31, 2021, compared to $443.9 million for the year ended December 31, 2020, an increase of $417.9 million or 94.1%. This increase is correlated with the increase in end-to-end payment volume as described above.
Gross revenue less network fees was $529.0 million for the year ended December 31, 2021, compared to $323.0 million for the year ended December 31, 2020, an increase of $206.0 million or 63.8%. For the year ended December 31, 2021, gross revenue less network fees excludes the $23.1 million impact of the TSYS outage to gross revenue. The increase in gross revenue less network fees is largely correlated with the increase in end-to-end payment volume. See “Key performance indicators and non-GAAP measures” for a reconciliation of gross profit to gross revenue less network fees.
Other costs of sales
Other costs of sales was $227.3 million for the year ended December 31, 2021, compared to $145.2 million for the year ended December 31, 2020, an increase of $82.1 million, or 56.5%. This increase was primarily a result of:
•higher residual commissions, which increased other costs of sales $55.9 million, driven by the growth in gross revenue less network fees;
•the 3dcart, VenueNext, Hospitality Technology Vendor, and Postec acquisitions, which collectively increased other costs of sales $15.3 million in the year ended December 31, 2021 compared to the year ended December 31, 2020;
•higher capitalized acquisition cost amortization, which increased other costs of sales $5.8 million, related to deal bonuses paid to VARs to obtain processing contracts;
•higher than normal chargeback losses in the year ended December 31, 2021 compared to the year ended December 31, 2020 driven by the business failure of one merchant causing $5.5 million in estimated unrecoverable chargeback transactions in the year ended December 31, 2021;
•payments to partners of $2.8 million, which increased other costs of sales in the year ended December 31, 2021 due to the TSYS outage discussed in Recent developments above; and
•higher capitalized software development amortization, which increased other costs of sales $2.5 million; partially offset by,
•the impact of modifying the terms and conditions of our SaaS arrangements and updating our operational procedures to account for our hardware as operating leases, which resulted in a decline of $12.5 million in costs of sales. Effective June 30, 2020, equipment leased to merchants is capitalized as a fixed asset, whereas, prior to June 30, 2020, these arrangements were accounted for as sales-type leases and expensed when deployed.

Operating expenses
General and administrative expenses. General and administrative expenses were $219.5 million for the year ended December 31, 2021, compared to $180.0 million for the year ended December 31, 2020, an increase of $39.5 million or 21.9%. The increase was due to higher employee-related expenses of $30.8 million in the year ended December 31, 2021 compared to the year ended December 31, 2020 as a result of our continued growth and expansion. In addition, the recent acquisitions of 3dcart, VenueNext, Hospitality Technology Vendor and Postec collectively increased general and administrative expenses $20.4 million in the year ended December 31, 2021 compared to the year ended December 31, 2020. Also contributing to the increase were non-cash adjustments for contingent liability valuations of $5.9 million recorded in the year ended December 31, 2020. This was partially offset by lower equity-based compensation expense of $26.4 million in the year ended December 31, 2021 compared to the year ended December 31, 2020 as a result of compensation expense recognized in the year ended December 31, 2020 related to contractual change of control bonuses in connection with the IPO. See Note 21 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information on equity-based compensation.
Depreciation and amortization expense. Depreciation and amortization expense was $62.2 million for the year ended December 31, 2021, compared to $51.9 million for the year ended December 31, 2020, an increase of $10.3 million or 19.8%. The increase was primarily due to hardware provided under our SaaS arrangements being accounted for as operating leases, effective June 30, 2020, while previously they were accounted for as sales-type leases driving higher depreciation expense for the year ended December 31, 2021, as compared to the year ended December 31, 2020, of $12.0 million. See Note 4 and Note 9 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information on the change to the terms and conditions of our SaaS arrangements. In addition, the recent acquisitions of 3dcart, VenueNext, Hospitality Technology Vendor and Postec collectively increased depreciation and amortization expense $2.6 million in the year ended December 31, 2021 compared to the year ended December 31, 2020. This was partially offset by a decline in intangible amortization expense for the year ended December 31, 2021 as certain intangible assets reached the end of their amortization period.
Professional fees. Professional fees were $16.8 million for the year ended December 31, 2021, compared to $10.7 million for the year ended December 31, 2020, an increase of $6.1 million or 57.0%. The increase was due to acquisition-related costs and increased fees related to requirements of operating as a public company.
Advertising and marketing. Advertising and marketing expenses were $28.9 million for the year ended December 31, 2021, compared to $4.0 million for the year ended December 31, 2020, an increase of $24.9 million. The increase was primarily due to expenses in the year ended December 31, 2021 related to the integration of 3dcart and its rebranding as Shift4Shop and $3.7 million of costs associated with the Inspiration4 seat. These expenses are anticipated to be nonrecurring in nature.
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
Loss on extinguishment of debt
A loss on extinguishment of debt, representing unamortized capitalized financing costs, of $0.2 million was incurred in connection with the refinancing of the Revolving Credit Facility during the year ended December 31, 2021. In the year ended December 31, 2020, we incurred a non-cash loss on extinguishment of debt of $16.6 million comprised of $7.1 million in connection with the pre-payment of $59.8 million on the First Lien Term Loan Facility and the full repayment of $130.0 million on the Second Lien Term Loan Facility, representing the unamortized capitalized financing costs associated with the repayment, and $9.5 million associated with the debt refinancing in October 2020. See Note 11 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.

Other income, net
Other income, net was $0.3 million for the year ended December 31, 2021, compared to $0.6 million for year ended December 31, 2020, a decrease of $0.3 million or 50.0%. The decrease is primarily driven by unearned contingent liabilities associated with our residual commission buyout agreements in the year ended December 31, 2020.
Interest expense
Interest expense was $28.0 million for the year ended December 31, 2021, compared to $40.2 million for the year ended December 31, 2020, a decrease of $12.2 million or 30.3%. The decrease in interest expense was primarily due to the pre-payments for the First Lien and Second Lien Term Loan Facilities, as well as the repayment of the Revolving Credit Facility, all of which were completed in June 2020, and impacted interest expense by approximately $9.2 million. In addition, the debt refinancing in October 2020 reduced the interest rate on our First Lien Term Loan Facility from 5.50% to 4.625% on the 2026 Senior Notes, which reduced interest expense by $4.8 million. The interest rate of 0.50% on the 2027 Convertible Notes that were issued in July 2021 resulted in $1.4 million of additional interest expense in the twelve months ended December 31, 2021.
Income tax benefit
The effective tax rate for the year ended December 31, 2021 was 4.0%, compared to the effective tax rate for the year ended December 31, 2020 of 2.1%.
The 2021 income tax benefit was different than the U.S. federal statutory income tax rate of 21% primarily due to the loss allocated to the noncontrolling interest, changes in the valuation allowances in the United States and the tax windfall related the vested equity-based compensation awards. The 2020 income tax benefit was different than the U.S. federal statutory income tax rate of 21% primarily due to the loss allocated to the noncontrolling interest, changes in the valuation allowances in the United States and recording a tax benefit of $0.6 million for a net operating loss carryback at Shift4 Corporation which was allowed due to the CARES Act.
Net loss attributable to noncontrolling interests
Net loss attributable to noncontrolling interests of Shift4 Payments, LLC was $25.8 million for the year ended December 31, 2021 compared to $93.0 million for the year ended December 31, 2020, a decrease of $67.2 million or 72.3%. The net loss incurred for the year ended December 31, 2020 includes the net loss incurred prior to the Reorganization Transactions and prior to June 4, 2020, the date the SEC declared effective our Registration Statement on Form S-1 filed in connection with our IPO.

Comparison of results for the years ended December 31, 2020 and 2019
The following table sets forth the consolidated statements of operations for the periods presented.

	Year Ended December 31,		$ change	% change
(in millions)	2020	2019
Payments-based revenue	$684.2	$643.6	$40.6	6.3%
Subscription and other revenues	82.7	87.8	(5.1)	(5.8%)
Total gross revenue	766.9	731.4	35.5	4.9%
Less: network fees	443.9	425.9	18.0	4.2%
Less: Other costs of sales	145.2	132.1	13.1	9.9%
Gross profit	177.8	173.4	4.4	2.5%
General and administrative expenses	180.0	117.1	62.9	53.7%
Depreciation and amortization expense	51.9	40.2	11.7	29.1%
Professional fees	10.7	10.4	0.3	2.9%
Advertising and marketing expenses	4.0	6.3	(2.3)	(36.5%)
Restructuring expenses	0.4	3.8	(3.4)	(89.5%)
Transaction-related expenses	0.8	—	0.8	NM
Other operating (income) expense, net	(12.4)	—	(12.4)	NM
Total operating expenses	235.4	177.8	57.6	32.4%
Loss from operations	(57.6)	(4.4)	(53.2)	NM
Loss on extinguishment of debt	(16.6)	—	(16.6)	NM
Other income, net	0.6	1.0	(0.4)	(40.0%)
Interest expense	(40.2)	$(51.5)	$11.3	(21.9%)
Loss before income taxes	(113.8)	(54.9)	(58.9)	107.3%
Income tax benefit (provision)	2.4	$(1.7)	$4.1	NM
Net loss	(111.4)	$(56.6)	$(54.8)	96.8%
Net loss attributable to noncontrolling interests (a)	(93.0)
Net loss attributable to Shift4 Payments, Inc.	$(18.4)
(a)Includes the net loss for the period January 1, 2020 through June 4, 2020, the date the SEC declared effective the Company’s Registration Statement on S-1 filed in connection with its IPO. See Note 1 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.
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
Gross revenue less network fees was $323.0 million for the year ended December 31, 2020, compared to $305.5 million for the year ended December 31, 2019, an increase of $17.5 million or 5.7%. The increase in gross revenue less network fees is largely correlated with the increase in end-to-end payment volume. See “Key performance indicators and non-GAAP measures” for a reconciliation of gross profit to gross revenue less network fees.
Other costs of sales
Other costs of sales was $145.2 million for the year ended December 31, 2020, compared to $132.1 million for the year ended December 31, 2019, an increase of $13.1 million, or 9.9%. This increase was primarily a result of:
•an increase in higher residual commissions of $8.6 million driven by gross revenue less network fees;
•the Merchant Link Acquisition in August 2019, which contributed $6.0 million more to other costs of sales for the year ended December 31, 2020 compared to the year ended December 31, 2019;
•higher capitalized acquisition cost amortization of $5.5 million related to deal bonuses;
•higher capitalized software development amortization of $1.7 million; partially offset by,
•the impact of modifying the terms and conditions of our SaaS arrangements and updating our operational procedures to account for our hardware as operating leases, which resulted in a decline of $9.1 million in costs of sales. Effective June 30, 2020, equipment leased to merchants is capitalized as a fixed asset, whereas, prior to June 30, 2020, these arrangements were accounted for as sales-type leases and expensed when deployed.
Operating expenses
General and administrative expenses. General and administrative expenses were $180.0 million for the year ended December 31, 2020, compared to $117.1 million for the year ended December 31, 2019, an increase of $62.9 million or 53.7% The increase was primarily due to equity-based compensation expense of $66.2 million, partially offset by $21.6 million in non-cash adjustments for contingent liability valuations and deferred compensation arrangements. See Note 21 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information on equity-based compensation and Note 13 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information on these contingent liabilities. In addition, general and administrative expenses increased $11.3 million in the year ended December 31, 2020 compared to the year ended December 31, 2019 due to the Merchant Link Acquisition in August 2019.
Depreciation and amortization expense. Depreciation and amortization expense was $51.9 million for the year ended December 31, 2020, compared to $40.2 million for the year ended December 31, 2019, an increase of $11.7 million or 29.1%. The increase was primarily due to hardware provided under our SaaS arrangements being accounted for as operating leases, effective June 30, 2020, while previously they were accounted for as sales-type leases. Depreciation expense incurred for the year ended December 31, 2020 related to these operating leases were $9.8 million. See Note 4 and Note 9 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information on the change to the terms and conditions of our SaaS arrangements.

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
Advertising and marketing. Advertising and marketing expenses were $4.0 million for the year ended December 31, 2020, compared to $6.3 million for the year ended December 31, 2019, a decrease of $2.3 million or 36.5% The decrease was primarily due to postponing or cancelling trade shows in 2020 as a result of the COVID-19 pandemic.
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
Loss on extinguishment of debt
A loss on extinguishment of debt, representing unamortized capitalized financing costs, was incurred of $16.6 million comprised of $7.1 million in connection with the pre-payment on the First Lien Term Loan Facility and the full repayment on the Second Lien Term Loan Facility in June 2020 and $9.5 million associated with the debt refinancing in October 2020. See Note 11 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.
Other income, net
Other income, net was $0.6 million for the year ended December 31, 2020 compared to $1.0 million for year ended December 31, 2019, a decrease of $0.4 million or 40.0%. The decrease is primarily driven by unearned contingent liabilities associated with our residual commission buyout agreements.
Interest expense
Interest expense was $40.2 million for the year ended December 31, 2020, compared to $51.5 million for the year ended December 31, 2019, a decrease of $11.3 million or 21.9%. The decrease in interest expense was primarily due to the pre-payments for the First Lien and Second Lien Term Loan Facilities, as well as the repayment of the Revolving Credit Facility, in June 2020, which impacted interest expense by approximately $11.0 million. In addition, the debt refinancing in October 2020 reduced the interest rate on our First Lien Term Loan Facility from 5.50% to 4.625% on the 2026 Senior Notes, which reduced interest expense by $1.3 million. This was partially offset by the amortization of the debt discount on the 2025 Convertible Notes of $1.9 million, additional borrowings under the First Lien Term Loan Facility from refinancing of our outstanding indebtedness in October 2019 and additional borrowings under the Revolving Credit Facility during 2020 prior to the pre-payments.
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
Net loss attributable to noncontrolling interests
Net loss attributable to noncontrolling interests of Shift4 Payments, LLC was $93.0 million for the year ended December 31, 2020. There was no net loss attributable to noncontrolling interests of Shift4 Payments, LLC for the years ended December 31, 2019
Key performance indicators and non-GAAP measures
The following table sets forth our key performance indicators and non-GAAP measures for the periods presented.

	Year Ended December 31,
(in millions)	2021	2020	2019
End-to-end payment volume	$46,663.3	$24,284.4	$22,125.2
Gross revenue less network fees	529.0	323.0	305.5
EBITDA	55.3	10.6	59.2
Adjusted EBITDA	167.2	87.7	89.8
End-to-end payment volume
End-to-end payment volume is defined as the total dollar amount of card payments that we authorize and settle on behalf of our merchants. This volume does not include volume processed through our gateway-only merchants.
Gross revenue less network fees, EBITDA and Adjusted EBITDA
We use supplemental measures of our performance which are derived from our consolidated financial information but which are not presented in our consolidated financial statements prepared in accordance with GAAP. These non-GAAP financial measures include: gross revenue less network fees, which includes interchange and assessment fees; earnings before interest expense, income taxes, depreciation, and amortization (“EBITDA”); and Adjusted EBITDA. Gross revenue less network fees represents a key performance metric that management uses to measure changes in the mix and value derived from our customer base as we continue to execute our strategy to expand our reach to serve larger, complex merchants. For the year ended December 31, 2021, gross revenue less network fees excludes the impact of the payments to merchants, included in “Gross revenue,” and payments to partners and associated expenses due to the TSYS outage, included in “Cost of sales” in our Consolidated Statements of Operations. These are nonrecurring payments that occurred outside of our day-to-day operations, and we have excluded them in order to provide more useful information to investors in the evaluation of our performance period-over-period. Adjusted EBITDA is the primary financial performance measure used by management to evaluate its business and monitor results of operations. Adjusted EBITDA represents EBITDA further adjusted for certain non-cash and other nonrecurring items that management believes are not indicative of ongoing operations. These adjustments include acquisition, restructuring and integration costs, equity-based compensation expense and other nonrecurring items. The financial impact of certain elements of these activities is often large relative to the Company's overall financial performance and can adversely affect the comparability of our operating results and investors' ability to analyze the business from period to period.

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
Gross revenue less network fees:

	Twelve Months Ended December 31,
	2021	2020	2019
(in millions)
Gross profit (a) (b)	$278.4	$177.8	$173.4
Add back: Other costs of sales (a)	227.3	145.2	132.1
Add back: TSYS outage payments and associated costs (b)	23.3	—	—
Gross revenue less network fees	$529.0	$323.0	$305.5

(a)The year ended December 31, 2021 includes $2.8 million of nonrecurring payments to partners associated with the TSYS outage. See Recent developments above and Note 4 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information about the TSYS outage.
(b)The year ended December 31, 2021 includes $23.1 million of nonrecurring payments to merchants associated with the TSYS outage and associated expenses of $0.2 million. See Recent developments above and Note 4 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information about the TSYS outage.

EBITDA and Adjusted EBITDA:

	Year Ended December 31,
(in millions)	2021	2020	2019
Net loss	$(74.0)	$(111.4)	$(56.6)
Interest expense	28.0	40.2	51.5
Income tax (benefit) provision	(3.1)	(2.4)	1.7
Depreciation and amortization expense	104.4	84.2	62.6
EBITDA	55.3	10.6	59.2
TSYS outage payments and associated costs (a)	26.3	—	—
Acquisition, restructuring and integration costs (b)	36.9	2.2	27.2
Equity-based compensation (c)	47.3	66.9	—
Impact of lease modifications (d)	—	(12.4)	—
Other nonrecurring items (e)	1.4	20.4	3.4
Adjusted EBITDA	$167.2	$87.7	$89.8
(a)Includes nonrecurring payments we made in the year ended December 31, 2021 to our merchants of $23.1 million and partners of $2.8 million due to the TSYS outage and other expenses incurred associated with the TSYS outage of $0.4 million. See Recent developments above and Note 4 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information about the TSYS outage.
(b)For the year ended December 31, 2021, consists primarily of expenses related to the integration of 3dcart and its rebranding as Shift4Shop of $20.8 million, acquisition-related costs incurred of $7.3 million, $3.7 million of costs associated with the Inspiration4 seat and $1.6 million of severance costs. For the year ended December 31, 2020, consists primarily of transaction expenses incurred related to the two acquisitions in the fourth quarter of 2020 of $2.1 million, change of control liabilities as a result of the IPO of $3.8 million, deferred compensation arrangements of $2.1 million, severance costs of $1.2 million, restructuring expenses of $0.4 million and transaction expenses of $0.8 million related to the October 2020 debt refinancing, partially offset by fair value adjustments to contingent liabilities of $8.2 million. For the year ended December 31, 2019, consists primarily of adjustments to contingent liabilities of $15.5 million, one-time professional fees of $6.7 million, restructuring expenses of $3.8 million, and deferred compensation arrangements of $0.9 million. See Note 5 and Note 13 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information on the restructuring expenses and contingent liability adjustments, respectively.
(c)Represents equity-based compensation expense for RSUs, including employer taxes for vested RSUs. See Note 21 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information on equity-based compensation.
(d)Effective June 30, 2020, we modified the terms and conditions of our SaaS arrangements and updated operational procedures. As a result, beginning June 30, 2020, hardware provided under our SaaS agreements is accounted for as an operating lease, whereas prior to June 30, 2020, these arrangements were accounted for as sales-type leases. This adjustment of $12.4 million represents the one-time cumulative impact of modifying the contracts effective June 30, 2020. Prior to amending the terms, the sales-type lease accounting treatment impacted EBITDA and Adjusted EBITDA negatively by $8.6 million for the year ended December 31, 2020 and $4.1 million for the year ended December 31, 2019.
(e)For the year ended December 31, 2020, primarily consists of a $16.6 million in losses on the extinguishment of debt associated with the debt pre-payments in 2020 and $1.6 million for temporary fee waivers given on certain products from March 2020 through June 2020 as a result of COVID-19. See Note 11 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information on the losses on the extinguishment of debt. Also includes fees to the Continuing Equity Owners for consulting and managing services through the date of the IPO of $0.8 million and $2.0 million for the years ended December 31, 2020 and 2019, respectively. These fees are not required to be paid subsequent to the IPO. See Note 16 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information about these related party transactions.
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

The following table sets forth summary cash flow information for the periods presented.

	Year Ended December 31,
(in millions)	2021	2020	2019
Net cash provided by operating activities (a)	$29.2	$23.4	$26.7
Net cash used in investing activities (a)	(196.7)	(102.1)	(98.8)
Net cash provided by financing activities	471.2	1,002.8	71.0
Change in cash and cash equivalents	$303.7	$924.1	$(1.1)
(a)Effective June 30, 2020, we modified the terms and conditions of our SaaS arrangements and updated our operational procedures. As a result, hardware provided to our merchants is accounted for as an operating lease, whereby the cost of the equipment is included in investing activities when purchased and the depreciation of the equipment under lease is included in operating activities. Prior to June 30, 2020, this hardware was treated as a sales-type lease, in which the hardware was expensed when shipped and included in operating activities. To provide comparability, if this equipment had been accounted for as an operating lease for the period January 1, 2020 through June 29, 2020, net cash provided by operating leases for the year ended December 31, 2020 would be higher by $9.3 million, with a corresponding decrease to investing activities. If this equipment had been accounted for as an operating lease for the year ended December 31, 2019, net cash provided by operating activities for the year ended December 31, 2019 would be higher by $13.7 million, with a corresponding decrease to investing activities.
Operating activities
Net cash provided by operating activities consists of net loss adjusted for certain non-cash items and changes in other assets and liabilities.
For the year ended December 31, 2021, cash provided by operating activities of $29.2 million is primarily a result of:
•net loss of $74.0 million, which includes $25.8 million of nonrecurring payments to our merchants and partners due to the TSYS outage and associated costs incurred in the third and fourth quarters of 2021, adjusted for non-cash expenses, including depreciation and amortization of $104.4 million, equity-based compensation of $40.8 million, provision for bad debts of $11.3 million; plus,
•changes in operating assets and liabilities of $57.8 million, which is primarily a result of $37.8 million of funds deposited in our sponsor bank merchant settlement account to facilitate gross card transaction deposits for those customers we bill on a monthly, versus a daily basis, and $20.9 million of interest payments on outstanding debt, offset by working capital fluctuations.
For the year ended December 31, 2020, cash provided by operating activities of $23.4 million is primarily a result of:
•net loss of $111.4 million adjusted for non-cash expenses, including equity-based compensation of $66.2 million, depreciation and amortization of $84.2 million, cumulative impact of modifying our lease contracts of $(12.4) million, loss on extinguishment of debt of $16.6 million, revaluation of contingent liabilities of $(6.1) million, provision for bad debts of $7.7 million and amortization of capitalized financing costs and debt discount of $5.4 million; plus,
•changes in operating assets and liabilities of $(26.0) million, which is primarily a result of $15.5 million of funds deposited in our sponsor bank merchant settlement account to facilitate gross card transaction deposits for those customers we bill on a monthly, versus a daily basis, and a $5.6 million reduction in interest payable on our long-term debt at December 31, 2020 as compared to December 31, 2019.
For the year ended December 31, 2019, cash provided by operating activities of $26.7 million is primarily a result of:
•net loss of $56.6 million adjusted for non-cash expenses, including depreciation and amortization of $62.6 million, revaluation of contingent liabilities of $15.5 million, and amortization of capitalized financing costs of $4.0 million; less
•changes in operating assets and liabilities of $(6.0) million.
Investing activities
Net cash used in investing activities includes cash paid for acquisitions, purchases of future commission streams of our software partners, purchases of property and equipment, purchases of equipment to be leased, capitalized software development costs and upfront processing bonuses provided to software partners.

Net cash used in investing activities was $196.7 million for the year ended December 31, 2021, an increase of $94.6 million compared to net cash used in investing activities of $102.1 million for the year ended December 31, 2020. This increase is primarily the result of:
•the acquisition of VenueNext Inc. in March 2021 for $68.5 million in aggregate purchase consideration, including $40.6 million in cash, net of cash acquired of $1.6 million;
•higher purchases for equipment to be leased of $31.4 million;
•investments in non-marketable securities of $30.5 million, including investments in SpaceX of $27.5 million;
•the acquisition of Postec Inc. in September 2021 for $14.3 million in cash, net of cash acquired of $1.4 million;
•higher capitalized software development costs of $11.3 million;
•higher capitalized acquisition costs of $6.8 million; and
•higher residual commission buyouts of $6.5 million; partially offset by
•the acquisition of 3dcart in November 2020 for $40.2 million, net of cash acquired of $0.3 million; and
•the acquisition of a Hospitality Technology Vendor in October 2020 for $10.5 million, net of cash acquired of $0.6 million.
Net cash used in investing activities was $102.1 million for the year ended December 31, 2020, an increase of $3.3 million compared to net cash used in investing activities of $98.8 million for the year ended December 31, 2019. This increase is primarily the result of:
•the acquisition of 3dcart in November 2020 for $40.2 million, net of cash acquired of $0.3 million; plus,
•the acquisition of a Hospitality Technology Vendor in October 2020 for $10.5 million, net of cash acquired of $0.6 million; and
•$14.5 million in purchases for equipment to be leased; partially offset by
•the acquisition of Merchant Link in August 2019 for $64.0 million, net of cash acquired of $3.8 million.
Financing activities
Net cash provided by financing activities was $471.2 million for the year ended December 31, 2021, a decrease of $531.6 million compared to net cash provided by financing activities of $1,002.8 million for the year ended December 31, 2020. This decrease was primarily a result of:
•the IPO, concurrent private placement and September Follow-on Offering net proceeds of approximately $557.6 million after deducting underwriting discounts, commissions and offering costs paid in the year ended December 31, 2020;
•the net proceeds from the 2025 Convertible Notes of $673.6 million in the year ended December 31, 2020;
•the net proceeds from the 2026 Senior Notes of $442.8 million in the year ended December 31, 2020;
•$125.6 million in employee taxes paid on vested RSUs in the year ended December 31, 2021; and
•payments for the repurchase of common stock of $19.5 million in the year ended December 31, 2021; partially offset by,
•the repayments of our First Lien Term Loan Facility and our Second Lien Term Loan Facility during the year ended December 31, 2020, totaling $639.8 million; and
•the net proceeds from the 2027 Convertible Notes of $617.7 million in the year ended December 31, 2021.

Net cash provided by financing activities was $1,002.8 million for the year ended December 31, 2020, an increase of $931.8 million, compared to net cash provided by financing activities of $71.0 million for the year ended December 31, 2019. This increase was primarily a result of:
•the IPO, concurrent private placement and September Follow-on Offering net proceeds of approximately $557.6 million after deducting underwriting discounts, commissions and offering costs paid in the year ended December 31, 2020;
•the net proceeds from the 2025 Convertible Notes of $673.6 million in the year ended December 31, 2020;
•the net proceeds from the 2026 Senior Notes of $442.8 million in the year ended December 31, 2020; partially offset by,
•the repayments of our First Lien Term Loan Facility and our Second Lien Term Loan Facility during the year ended December 31, 2020, totaling $639.8 million;
•the net repayment of $21.0 million on the Revolving Credit Facility during the year ended December 31, 2020; and
•the net proceeds from the First Lien Term Loan Facility during the year ended December 31, 2019 of $90.0 million.
Convertible Notes, Senior Notes and Credit Facilities
As of December 31, 2021, we had $1,772.5 million total principal amount of debt outstanding, including $690.0 million of 2025 Convertible Notes, $632.5 million of 2027 Convertible Notes and $450.0 million of 2026 Senior Notes.
Convertible Notes Offering – 2027 Notes
In July 2021, Shift4 Payments, Inc. issued an aggregate principal amount of $632.5 million of 2027 Convertible Notes to qualified institutional buyers in an offering exempt from registration under the Securities Act. We received net proceeds, after deducting initial purchasers’ discounts and estimated offering expenses, of approximately $617.7 million from the offering of the 2027 Convertible Notes. The net proceeds of the 2027 Convertible Notes Offering, together with cash on hand, will be used for general corporate purposes. The 2027 Convertible Notes will mature on August 1, 2027, unless earlier repurchased, redeemed or converted, and accrue interest at a rate of 0.50% per year. Interest on the 2027 Convertible Notes is payable semi-annually in arrears on each February 1 and August 1, commencing on February 1, 2022. We will settle conversions by paying in cash up to the principal amount of the 2027 Convertible Notes with any excess to be paid or delivered, as the case may be, in cash or shares of Class A common stock or a combination of both at our election, based on the conversion rate. The initial conversion rate is 8.1524 shares of Class A common stock per $1,000 principal amount of 2027 Convertible Notes (equivalent to an initial conversion price of approximately $122.66 per share of Class A common stock), subject to adjustment upon the occurrence of specified events. None of the specified events for the conversion of the 2027 Convertible Notes occurred as of December 31, 2021. See Note 11 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.
Convertible Notes Offering – 2025 Notes
In December 2020, Shift4 Payments, Inc. issued an aggregate principal amount of $690.0 million of 2025 Convertible Notes, to qualified institutional buyers in an offering exempt from registration under the Securities Act. We received net proceeds, after deducting initial purchasers’ discounts and estimated offering expenses, of approximately $673.6 million from the 2025 Convertible Notes Offering. The net proceeds of the 2025 Convertible Notes Offering, together with cash on hand, will be used for general corporate purposes. The 2025 Convertible Notes do not bear regular interest, and the principal amount of the 2025 Convertible Notes does not accrete and will mature on December 15, 2025 unless earlier repurchased, redeemed or converted. The initial conversion rate is 12.4262 shares of Class A common stock per $1,000 principal amount of 2025 Convertible Notes (equivalent to an initial conversion price of approximately $80.48 per share of Class A common stock), subject to adjustment upon the occurrence of specified events. None of the specified events for the conversion of the 2025 Convertible Notes occurred as of December 31, 2021. See Note 11 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.

Senior Notes Offering – 2026 Notes
In October 2020, Shift4 Payments, LLC and Shift4 Payments Finance Sub, Inc., or the Issuers, issued an aggregate $450.0 million principal amount of the 2026 Senior Notes. We received net proceeds, after deducting initial purchasers’ discounts and estimated offering expenses, of approximately $442.8 million from the offering of the 2026 Senior Notes. The net proceeds of the 2026 Senior Notes offering, together with cash on hand, were used to repay all indebtedness outstanding under the First Lien Term Loan Facility. The 2026 Senior Notes mature on November 1, 2026, and accrue interest at a rate of 4.625% per year. Interest on the 2026 Senior Notes is payable semi-annually in arrears on each May 1, and November 1, commencing on May 1, 2021. The Issuers may redeem all or a portion of the 2026 Senior Notes at any time prior to November 1, 2022 at a redemption price equal to 100% of the principal amount of the 2026 Senior Notes, plus the applicable “make-whole” premium as provided in the indenture governing the 2026 Senior Notes, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time on or after November 1, 2022, the Issuers may redeem all or a portion of the 2026 Senior Notes at the redemption prices set forth in the indenture governing the 2026 Senior Notes, plus accrued and unpaid interest, if any, to but excluding, the date of redemption. In addition, at any time prior to November 1, 2022, the Issuers may also redeem up to 40% of the original aggregate principal amount of the 2026 Senior Notes (including any additional 2026 Senior Notes) with the proceeds of certain equity offerings, at a redemption price equal to 104.625% of the principal amount of the 2026 Senior Notes, plus accrued and unpaid interest, if any to the redemption date. The Issuers may make such redemption so long as, after giving effect to any such redemption, at least 50% of the original aggregate principal amount of the 2026 Senior Notes (including any additional 2026 Senior Notes) remains outstanding (unless all 2026 Senior Notes are redeemed concurrently) and such redemption occurs within 90 days of the closing of the applicable equity offering. See Note 11 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.
Revolving Credit Facility
In October 2020, we fully repaid the $650.0 million of aggregate principal amount of secured term loans comprised of first lien term loans of $520.0 million due November 30, 2024 (“First Lien Term Loan Facility”), using the proceeds from the 2026 Senior Notes. The credit agreement governing the First Lien Term Loan Facility (“First Lien Credit Agreement”) included a revolving credit facility that had a borrowing capacity of $90.0 million (“Revolving Credit Facility”), which previously matured on November 30, 2022.
Amended and Restated Revolving Credit Facility
In January 2021, Shift4 Payments, LLC amended and restated its First Lien Credit Agreement (“the Amended Credit Agreement”) and increased the borrowing capacity under the Revolving Credit Facility to $100.0 million. The Revolving Credit Facility matures on January 29, 2026 or, if greater than $150.0 million aggregate principal amount of our 2025 Convertible Notes remains outstanding on September 15, 2025, on that date. The Amended Credit Facility requires periodic interest payments until maturity.
Loans incurred under the amended Revolving Credit Facility bear interest at our option at either the LIBO rate plus a margin ranging from 3.00% to 3.50% per year or the alternate base rate (the highest of the Federal Funds rate plus 0.50%, or the prime rate announced from time to time in The Wall Street Journal) plus a margin ranging from 2.00% to 2.50% per year (“Applicable Rate”). The Applicable Rate varies depending on our total leverage ratio (as defined in the Credit Agreement). The alternate base rate and the LIBO rate are each subject to a zero percent floor. In addition, we are required to pay a commitment fee under the Revolving Credit Facility in respect of the unutilized commitments thereunder at a rate ranging from 0.25% per year to 0.50% per year, in each case based on the total leverage ratio. We are also subject to customary letter of credit and agency fees. The Revolving Credit Facility has a borrowing capacity of $99.5 million, net of a $0.5 million letter of credit. As of December 31, 2021, we had no outstanding borrowings under the Revolving Credit Facility.

Stock Repurchases
On December 16, 2021, our board of directors authorized commencement of a stock repurchase program. The stock repurchase program authorizes us to repurchase up to $100.0 million of the Company’s Class A common stock, par value $0.0001 (“Common Stock”) and will expire on December 31, 2022.
Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and corporate needs. Open market repurchases will be structured to occur within the pricing and volume requirements of Rule 10b-18. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization.
This program does not obligate us to acquire any particular amount of Common Stock and the program may be extended, modified, suspended or discontinued at any time at our discretion.
As of December 31, 2021, we repurchased 378,475 shares of Common stock for $21.1 million, including commissions paid, at an average price paid of $55.81 per share, which is recorded as “Treasury stock” on our Consolidated Balance Sheets. As of December 31, 2021, approximately $78.9 million remained available for future purchases under the program.
In January 2022, we repurchased 245,700 shares of Common stock for $13.9 million, including commissions paid, at an average price paid of $56.48 per share.
Cash requirements
Our material cash requirements include the following contractual obligations.
Debt
As of December 31, 2021, we had $1,772.5 million of fixed rate debt outstanding with maturities beginning in 2025. Future interest payments associated with the Notes total $123.1 million with $24.0 million payable within twelve months.
Leases
As of December 31, 2021, we are obligated under non-cancellable operating leases for our premises, which expire through November 2030. Rent expense incurred under operating leases, which totaled $6.1 million for the year ended December 31, 2021, is included in “General and administrative expenses” in our consolidated statements of operations.
Critical accounting policies
Our discussion and analysis of our historical financial condition and results of operations for the periods described is based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these historical financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments in certain circumstances that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. We evaluate our assumptions and estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Additionally, the full impact of the COVID-19 pandemic is unknown and cannot be reasonably estimated. However, we have made accounting estimates for our allowance for doubtful accounts, valuation of our contingent liabilities, other intangible assets and goodwill based on the facts and circumstances available as of the reporting date. Actual results may differ from these estimates under different assumptions or conditions.
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
New accounting pronouncements
For information regarding new accounting pronouncements, and the impact of these pronouncements on our consolidated financial statements, if any, refer to Note 2 to the consolidated financial statements.
JOBS Act
Prior to December 31, 2021, we were an EGC as defined by the JOBS Act. The JOBS Act provides that an EGC can take advantage of the extended transition period for complying with new or revised accounting standards. This allows an EGC to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We had elected to avail ourselves of this exemption prior to December 31, 2021, when we were an EGC, and as a result, our financial statements prior to that date may not have been comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. As of December 31, 2021, we are no longer an EGC.
Subject to certain conditions, as an EGC we also were able to rely on certain of the exemptions and reduced reporting requirements of the JOBS Act, including without limitation, from providing an auditor's attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 and from complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. Because we no longer qualify as an EGC, we are no longer able to take advantage of the extended transition period for the adoption of certain accounting standards or of the reduced disclosure and other benefits available to EGCs, including our exemption from providing our auditor’s attestation on our system of internal control over financial reporting, which is included in this Annual Report on Form 10-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to financial instruments are subject to risks relating to interest rates.
As of December 31, 2021, we had approximately $1,772.5 million of fixed rate debt outstanding pursuant to the Notes with a fair value of $1,757.6 million, none of which was subject to an interest rate hedge. Since these notes bear interest at fixed rates, they do not result in any financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates when interest rates change.

We also have a Revolving Credit Facility available to us with available borrowing capacity of $99.5 million, net of a $0.5 million letter of credit. We are obligated to pay interest on loans under the Revolving Credit Facility as well as other customary fees, including an upfront fee and an unused commitment fee based on our debt rating. Borrowings under the Revolving Credit Facility, if any, bear interest at floating rates. As a result, we are exposed to the risk related to fluctuations in interest rate to the extent of our borrowings. As of December 31, 2021 and 2020, we had no amounts outstanding under the Revolving Credit Facility. See “Liquidity and capital resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K and Note 11 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information.

Item 8: Financial Statements and Supplementary Data
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	80
Consolidated Balance Sheets as of December 31, 2021, 2020 and 2019	83
Consolidated Statement of Operations for the Years Ended December 31, 2021, 2020 and 2019	84
Consolidated Statements of Changes in Redeemable Preferred Units and Stockholders’ Equity/ Members’ (Deficit) for the years ended December 31, 2021, 2020 and 2019	85
Consolidated Statement of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019	86
Notes to Consolidated Financial Statements	87

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Shift4 Payments, Inc.

Opinion on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Shift4 Payments, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of changes in redeemable preferred units and stockholders’/members’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Changes in Accounting Principle
As discussed in Note 2 and Note 4 to the consolidated financial statements, the Company changed the manner in which it accounts for leases and the manner in which it accounts for convertible instruments and contracts in an entity’s own equity in 2021 and the manner in which it accounts for revenue from contracts with customers in 2019.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Acquisition of VenueNext Inc. - Valuation of Customer Relationships and Developed Technology Intangible Assets
As described in Note 3 to the consolidated financial statements, on March 3, 2021, the Company completed the acquisition of VenueNext Inc. for total purchase consideration, net of cash acquired, of $66.9 million. Other intangible assets acquired as part of the acquisition of $19.8 million consist of definite-lived intangible assets, with a significant portion related to customer relationships and developed technology. The fair values of these intangible assets were estimated by management under the income approach using either the relief-from-royalty method for developed technology or the multi-period excess earnings method for the customer relationships. Management’s estimates of fair value are based upon assumptions related to projected revenues and earnings before interest expense, income taxes, depreciation, and amortization (“EBITDA”) margins.
The principal considerations for our determination that performing procedures relating to the valuation of the acquired customer relationships and developed technology intangible assets from the VenueNext Inc. acquisition is a critical audit matter are (i) the significant judgment by management when determining the fair values of the customer relationships and developed technology intangible assets acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projected revenues and EBITDA margins; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the customer relationships and developed technology intangible assets. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for determining the fair values of the customer relationships and developed technology intangible assets acquired; (iii) evaluating the appropriateness of the relief-from-royalty method and the multi-period excess earnings method; (iv) testing the completeness and accuracy of the underlying data used in the relief-from-royalty method and the multi-period excess earnings method; and (v) evaluating the reasonableness of the significant assumptions used by management related to projected revenues and EBITDA margins. Evaluating management’s significant assumptions related to projected revenues and EBITDA margins involved evaluating whether the significant assumptions used by management were reasonable considering (i) the current and past performance of VenueNext Inc.; (ii) the consistency with external market and industry data; and (iii) whether these significant assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the relief-from-royalty method and the multi-period excess earnings method.
/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 1, 2022

We have served as the Company’s auditor since 2016.

SHIFT4 PAYMENTS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$1,231.5	$927.8
Accounts receivable, net of allowance for doubtful accounts of $8.0 in 2021 ($5.7 in 2020)	205.9	92.7
Inventory	3.5	1.5
Contract assets (Note 4)	0.3	—
Prepaid expenses and other current assets (Note 12)	12.4	11.5
Total current assets	1,453.6	1,033.5
Noncurrent assets
Goodwill (Note 6)	537.7	477.0
Other intangible assets, net (Note 7)	188.5	186.3
Capitalized acquisition costs, net (Note 8)	35.1	30.2
Equipment for lease, net (Note 9)	58.4	36.6
Property, plant and equipment, net (Note 10)	18.4	15.1
Right of use assets (Note 15)	18.5	—
Investments in securities (Note 2)	30.5	—
Other noncurrent assets	1.9	0.6
Total noncurrent assets	889.0	745.8
Total assets	$2,342.6	$1,779.3
Liabilities and Stockholders' Equity
Current liabilities
Current portion of debt (Note 11)	$—	$0.9
Accounts payable	121.1	60.6
Accrued expenses and other current liabilities (Note 12)	42.9	30.1
Deferred revenue (Note 4)	15.0	7.8
Current lease liabilities (Note 15)	4.8	—
Total current liabilities	183.8	99.4
Noncurrent liabilities
Long-term debt (Note 11)	1,738.5	1,005.4
Deferred tax liability (Note 14)	0.3	2.8
Noncurrent lease liabilities (Note 15)	17.9	—
Other noncurrent liabilities (Note 5)	2.4	1.7
Total noncurrent liabilities	1,759.1	1,009.9
Total liabilities	1,942.9	1,109.3
Commitments and contingencies (Note 17)
Stockholders' equity (Note 19)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized at December 31, 2021 and 2020, none issued and outstanding	—	—
Class A common stock, $0.0001 par value per share, 300,000,000 shares authorized, 51,793,127 and 39,737,950 shares issued and outstanding at December 31, 2021 and 2020, respectively	—	—
Class B common stock, $0.0001 par value per share, 100,000,000 shares authorized, 26,272,654 and 30,625,857 shares issued and outstanding at December 31, 2021 and 2020, respectively	—	—
Class C common stock, $0.0001 par value per share, 100,000,000 shares authorized, 5,035,181 and 10,188,852 shares issued and outstanding at December 31, 2021 and 2020, respectively	—	—
Additional paid-in capital	619.2	738.3
Treasury stock, at cost; 378,475 shares and no shares repurchased at December 31, 2021 and 2020, respectively	(21.1)	—
Retained deficit	(325.3)	(278.7)
Total stockholders' equity attributable to Shift4 Payments, Inc.	272.8	459.6
Noncontrolling interests (Note 20)	126.9	210.4
Total stockholders' equity	399.7	670.0
Total liabilities and stockholders' equity	$2,342.6	$1,779.3
See accompanying notes to consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Gross revenue (a)	$1,367.5	$766.9	$731.4
Cost of sales (b)	1,089.1	589.1	558.0
Gross profit	278.4	177.8	173.4
General and administrative expenses	219.5	180.0	117.1
Depreciation and amortization expense	62.2	51.9	40.2
Professional fees	16.8	10.7	10.4
Advertising and marketing expenses	28.9	4.0	6.3
Restructuring expenses (Note 5)	0.2	0.4	3.8
Transaction-related expenses (Note 12)	—	0.8	—
Other operating (income) expense, net (Note 4)	—	(12.4)	—
Total operating expenses	327.6	235.4	177.8
Loss from operations	(49.2)	(57.6)	(4.4)
Loss on extinguishment of debt (Note 11)	(0.2)	(16.6)	—
Other income, net	0.3	0.6	1.0
Interest expense	(28.0)	(40.2)	(51.5)
Loss before income taxes	(77.1)	(113.8)	(54.9)
Income tax benefit (provision) (Note 14)	3.1	2.4	(1.7)
Net loss (c)	(74.0)	(111.4)	$(56.6)
Net loss attributable to noncontrolling interests (d)	(25.8)	(93.0)
Net loss attributable to Shift4 Payments, Inc. (e)	$(48.2)	$(18.4)

Basic and diluted net loss per share: (f)
Class A net loss per share - basic and diluted	$(0.89)	$(0.43)
Class A weighted average common stock outstanding - basic and diluted	47,594,839	28,148,355
Class C net loss per share - basic and diluted	$(0.89)	$(0.43)
Class C weighted average common stock outstanding - basic and diluted	7,329,534	16,882,903

(a)For the year ended December 31, 2021, includes $23.1 million of payments to merchants associated with the TSYS outage, which are recorded as contra revenue and reflected as a reduction of “Gross revenue.” See Note 4 for more information.
(b)For the year ended December 31, 2021, includes $2.8 million of payments to partners associated with the TSYS outage. See Note 4 for more information.
(c)Net loss is equal to comprehensive loss.
(d)Net loss attributable to noncontrolling interests is equal to comprehensive loss attributable to noncontrolling interests for the years ended December 31, 2021 and 2020. For the year ended December 31, 2020, this includes the net loss for the period January 1, 2020 through June 4, 2020, the date the Securities and Exchange Commission (“SEC”) declared effective the Company’s Registration Statement on S-1 filed in connection with its IPO. See Note 1 for more information.
(e)Net loss attributable Shift4 Payments, Inc. is equal to comprehensive loss attributable to Shift4 Payments, Inc. for the years ended December 31, 2021 and 2020.
(f)The amounts for the year ended December 31, 2020 represent basic and diluted net loss per share of Class A and Class C common stock and weighted average shares of Class A and Class C common stock outstanding for the period from June 5, 2020 through December 31, 2020, the period following the Reorganization Transactions and Shift4 Payments, Inc.'s initial public offering described in Note 1. See Note 22 for additional information on basic and diluted net loss per share.
See accompanying notes to consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED UNITS AND STOCKHOLDERS’/MEMBERS’ EQUITY (DEFICIT)
(in millions, except units and shares)

	Redeemable Preferred Units		Class A Common Units		Class B Common Units		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional paid-in capital	Treasury Stock		Members' Equity	Retained Deficit	Non-controlling Interests	Total equity (deficit)
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balances at December 31, 2018	430	$43.0	100,000	$—	1,010	$0.3	—	$—	—	$—	—	$—	$—	$—	$—	$154.4	$(118.8)	$—	$35.9
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(56.6)	—	(56.6)
Capital distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(0.2)	—	—	(0.2)
Preferred return on redeemable preferred units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5.0)	—	—	(5.0)
Cumulative effect of ASC 606 adoption	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(7.0)	—	(7.0)
Balances at December 31, 2019	430	$43.0	100,000	$—	1,010	$0.3	—	$—	—	$—	—	$—	$—	—	$—	$149.2	$(182.4)	$—	$(32.9)
Net loss prior to Reorganization Transactions, IPO and concurrent private placement	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(77.9)	—	(77.9)
Capital distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(0.5)	—	—	(0.5)
Preferred return on redeemable preferred units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2.1)	—	—	(2.1)
Balances at June 4, 2020 prior to Reorganization Transactions, IPO and concurrent private placement	430	$43.0	100,000	$—	1,010	$0.3	—	$—	—	$—	—	$—	$—	—	$—	$146.6	$(260.3)	$—	$(113.4)
Reorganization transactions	(430)	(43.0)	(100,000)	—	(1,010)	(0.3)	528,150	—	39,204,989	—	15,513,817	—	189.9	—	—	(146.6)	—	—	43.0
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(18.4)	(15.1)	(33.5)
Preferred dividends settled with LLC interests	—	—	—	—	—	—	—	—	—	—	—	—	2.3	—	—	—	—	—	2.3
Issuance of common stock in IPO and concurrent private placement	—	—	—	—	—	—	17,250,000	—	—	—	4,625,346	—	462.6	—	—	—	—	—	462.6
Allocation of equity to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	(209.5)	—	—	—	—	209.5	—
Allocation of equity to noncontrolling interests from September Follow-on Offering	—	—	—	—	—	—	—	—	—	—	—	—	(45.7)	—	—	—	—	45.7	—
Issuance of Class A common stock for change of control contingent liabilities	—	—	—	—	—	—	915,503	—	—	—	—	—	21.1	—	—	—	—	—	21.1
Issuance of restricted stock units for change of control contingent liabilities	—	—	—	—	—	—	—	—	—	—	—	—	2.1	—	—	—	—	—	2.1
Issuance of Class A common stock in connection with September Follow-on Offering	—	—	—	—	—	—	2,000,000	—	—	—	—	—	93.1	—	—	—	—	—	93.1
Exchange of shares held by Searchlight	—	—	—	—	—	—	18,529,443	—	(8,579,132)	—	(9,950,311)	—	35.7	—	—	—	—	(35.7)	—
Issuance of Class A common stock for 3dcart Acquisition	—	—	—	—	—	—	380,879	—	—	—	—	—	11.5	—	—	—	—	7.7	19.2
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	65.9	—	—	—	—	—	65.9
Vesting of restricted stock units, net of tax withholding	—	—	—	—	—	—	133,975	—	—	—	—	—	(2.2)	—	—	—	—	(1.7)	(3.9)
Conversion feature of convertible senior notes, due 2025	—	—	—	—	—	—	—	—	—	—	—	—	111.5	—	—	—	—	—	111.5
Balances at December 31, 2020	—	$—	—	$—	—	$—	39,737,950	$—	30,625,857	$—	10,188,852	$—	$738.3	—	$—	$—	$(278.7)	$210.4	$670.0
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(48.2)	(25.8)	(74.0)
Cumulative effect of ASC 2020-06 adoption	—	—	—	—	—	—	—	—	—	—	—	—	(111.5)	—	—	—	1.6	—	(109.9)
Issuance of Class A common stock and fair value of equity-based compensation awards assumed in connection with VenueNext acquisition	—	—	—	—	—	—	341,924	—	—	—	—	—	13.5	—	—	—	—	12.8	26.3
Transfer from Founder of right associated with Inspiration4 seat	—	—	—	—	—	—	—	—	—	—	—	—	1.3	—	—	—	—	0.8	2.1
Exchange of shares held by Continuing Equity Owners	—	—	—	—	—	—	9,506,874	—	(4,353,203)	—	(5,153,671)	—	23.2	—	—	—	—	(23.2)	—
Repurchases of Class A common stock to treasury stock	—	—	—	—	—	—	—	—	—	—	—	—	4.2	(378,475)	(21.1)	—	—	(4.2)	(21.1)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	40.8	—	—	—	—	—	40.8
Vesting of restricted stock units, net of tax withholding	—	—	—	—	—	—	2,206,379	—	—	—	—	—	(90.6)	—	—	—	—	(43.9)	(134.5)
Balances at December 31, 2021	—	$—	—	$—	—	$—	51,793,127	$—	26,272,654	$—	5,035,181	$—	$619.2	(378,475)	$(21.1)	$—	$(325.3)	$126.9	$399.7
See accompanying notes to consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2021	2020	2019
Operating activities
Net loss	$(74.0)	$(111.4)	$(56.6)
Adjustment to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	104.4	84.2	62.6
Amortization of capitalized financing costs and debt discount	5.9	5.4	4.0
Loss on extinguishment of debt	0.2	16.6	—
Deferred income taxes	(2.5)	(1.3)	0.2
Provision for bad debts	11.3	7.7	5.5
Revaluation of contingent liabilities	0.2	(6.1)	15.5
Impairment of intangible assets	—	0.4	1.9
Equity-based compensation expense	40.8	66.2	—
Other noncash items	0.7	0.1	(0.4)
Impact of lease modifications	—	(12.4)	—
Change in operating assets and liabilities
Accounts receivable	(120.7)	(19.3)	(18.6)
Contract assets	(0.3)	(0.6)	(2.4)
Prepaid expenses and other current assets	(0.4)	(1.2)	(2.7)
Inventory	1.8	1.2	(1.7)
Accounts payable	56.5	(2.0)	12.3
Accrued expenses and other current liabilities	5.1	(5.3)	6.0
Right of use assets and liabilities net	(0.5)	—	—
Deferred revenue	0.7	1.2	1.1
Net cash provided by operating activities	29.2	23.4	26.7
Investing activities
Acquisitions, net of cash acquired	(54.5)	(49.8)	(60.2)
Acquisition of equipment to be leased	(45.9)	(14.5)	—
Investments in securities	(30.5)	—	—
Customer acquisition costs	(26.2)	(19.4)	(18.7)
Capitalized software development costs	(21.0)	(9.7)	(8.4)
Residual commission buyouts	(10.4)	(3.9)	(3.3)
Acquisition of property, plant and equipment	(8.2)	(4.8)	(8.2)
Net cash used in investing activities	(196.7)	(102.1)	(98.8)
Financing activities
Proceeds from long-term debt	632.5	1,140.0	90.0
Payments for withholding tax related to vesting of restricted stock units	(125.6)	(3.9)	—
Repurchases of Class A common stock to treasury stock	(19.5)	—	—
Deferred financing costs	(15.3)	(23.2)	(3.0)
Repayment of debt	(0.9)	(643.6)	(5.2)
IPO proceeds, net of underwriting discounts and commissions	—	372.9	—
Proceeds from private placement	—	100.0	—
September 2020 follow-on offering proceeds, net of underwriting discounts and commissions	—	93.4	—
Proceeds from revolving line of credit	—	68.5	91.0
Repayment of revolving line of credit	—	(89.5)	(90.0)
Offering costs	—	(8.7)	—
Payments on contingent liabilities	—	(1.7)	(3.1)
Preferred return on preferred stock	—	(0.9)	(8.5)
Capital distributions	—	(0.5)	(0.2)
Net cash provided by financing activities	471.2	1,002.8	71.0
Change in cash and cash equivalents	303.7	924.1	(1.1)
Cash and cash equivalents - beginning of period	927.8	3.7	4.8
Cash and cash equivalents - end of period	$1,231.5	$927.8	$3.7
Supplemental cash flows information and noncash activities are further described in Note 23.
See accompanying notes to consolidated financial statements.

SHIFT4 PAYMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share, unit, per unit and merchant count amounts)
1.Organization and Basis of Presentation
Organization
Shift4 Payments, Inc. (“Shift4 Payments”) or (“the Company”), was incorporated in Delaware on November 5, 2019 in order to carry on the business of Shift4 Payments, LLC and its consolidated subsidiaries.
The Company is a leading provider of integrated payment processing and technology solutions. Through the Shift4Model, the Company offers software providers a single integration to an end-to-end payments offering, a powerful gateway and a robust suite of technology solutions (including cloud enablement, business intelligence, analytics, and mobile) to enhance the value of their software suites and simplify payment acceptance. The Company provides for its merchants a seamless customer experience at scale, rather than simply acting as one of multiple providers they rely on to operate their businesses. The Shift4Model is built to serve a range of merchants from small-to-medium-sized businesses to large and complex enterprises across numerous verticals, including food and beverage, hospitality, stadiums and arenas, gaming, specialty retail, non-profits and eCommerce. This includes the Company’s point of sale (“POS”) software offerings, as well as over 425 additional software integrations in virtually every industry.
Senior Notes Offering – 2026 Notes
In October 2020, Shift4 Payments, LLC and Shift4 Payments Finance Sub, Inc. completed the issuance and sale of $450.0 million aggregate principal amount of 4.625% Senior Notes due 2026 (“2026 Senior Notes”) to qualified institutional buyers in an offering exempt from registration under the Securities Act of 1933, as amended (“Securities Act”). The Company received net proceeds, after deducting initial purchasers’ discounts and estimated offering expenses, of approximately $442.8 million from the offering of the Notes. The net proceeds of the 2026 Senior Notes, together with cash on hand, were used to repay all indebtedness outstanding under the First Lien Term Loan Facility.
Convertible Notes Offering – 2025 Notes
In December 2020, Shift4 Payments, Inc. issued an aggregate $690.0 million of Convertible Senior Notes due 2025 (“2025 Convertible Notes”) to qualified institutional buyers in an offering exempt from registration under the Securities Act. The Company received net proceeds, after deducting initial purchasers’ discounts and estimated offering expenses, of approximately $673.6 million from the offering of the 2025 Convertible Notes. The net proceeds of the 2025 Convertible Notes, together with cash on hand, will be used for general corporate purposes.
Convertible Notes Offering – 2027 Notes
In July 2021, Shift4 Payments, Inc. issued an aggregate principal amount of $632.5 million of 0.50% Convertible Senior Notes due 2027 (“2027 Convertible Notes”) to qualified institutional buyers in an offering exempt from registration under the Securities Act. The Company received net proceeds, after deducting initial purchasers’ discounts and estimated offering expenses, of approximately $617.7 million from the offering of the 2027 Convertible Notes. The net proceeds of the 2027 Convertible Notes, together with cash on hand will be used for general corporate purposes.
Amended and Restated Revolving Credit Facility
In January 2021, Shift4 Payments, LLC amended and restated its First Lien Credit Agreement and increased the borrowing capacity under the revolving credit facility to $100.0 million (“Revolving Credit Facility”). The Revolving Credit Facility matures on September 15, 2025. A commitment fee of 0.5% of the unused commitment under the Revolving Credit Facility is payable quarterly. Interest is payable in arrears on any outstanding principal balance at a rate equal to the LIBO rate plus 3.5% or Alternate Base Rate, dependent on type of borrowing.

Basis of Presentation
The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The consolidated financial statements include the accounts of Shift4 Payments, Inc. and its wholly-owned subsidiaries. Shift4 Payments, Inc. consolidates the financial results of Shift4 Payments, LLC, which is considered a variable interest entity (“VIE”). Shift4 Payments, Inc. is the primary beneficiary and sole managing member of Shift4 Payments, LLC and has decision making authority that significantly affects the economic performance of the entity. As a result, the Company consolidates Shift4 Payments, LLC. All intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements reflect all adjustments consisting only of normal recurring adjustments necessary to state fairly the financial position, results of operations and cash flows for the years presented.
The assets and liabilities of Shift4 Payments, LLC represent substantially all of the consolidated assets and liabilities of Shift4 Payments, Inc. with the exception of certain cash balances and the aggregate principal amount of $690.0 million of 2025 Convertible Notes and $632.5 million of 2027 Convertible Notes that are held by Shift4 Payments, Inc. directly. See Note 11 for information about the 2025 Convertible Notes and 2027 Convertible Notes. As of December 31, 2021 and 2020, $9.8 million and $684.5 million of cash was held by Shift4 Payments, Inc., respectively. For the years ended December 31, 2021 and 2020, Shift4 Payments Inc., which was established November 5, 2019, has not had any material operations on a standalone basis since its inception, and all of the operations of the Company are carried out by Shift4 Payments, LLC and its subsidiaries.
2.Summary of Significant Accounting Policies
Liquidity and Management’s Plan
As of December 31, 2021, the Company had $1,772.5 million outstanding under its credit facilities and was in compliance with the financial covenants under its debt agreements. The Company expects to be in compliance for at least 12 months following issuance of these consolidated financial statements. See Note 11 for further information on the Company’s debt obligations.
In March 2020, the World Health Organization characterized COVID-19 as a pandemic. The rapid spread of COVID-19 resulted in governmental authorities throughout the United States implementing a variety of containment measures with the objective of slowing the spread of the virus, including travel restrictions, shelter-in-place orders and business shutdowns. The COVID-19 pandemic and these containment measures have had, and could continue to have, a significant impact on the Company’s business. While the Company has experienced year-over-year growth in its gross revenues and end-to-end payment volumes, end-to-end payment volumes in certain merchant categories associated with international travel and corporate travel are running lower than pre-COVID-19 pandemic levels. The ultimate impact that the COVID-19 pandemic and any variants will have on the Company’s consolidated results of operations in future periods remains uncertain. The Company will continue to evaluate the nature and extent of these potential impacts to its business, consolidated results of operations and liquidity.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates inherent in the preparation of the accompanying consolidated financial statements include estimates of fair value of acquired assets and liabilities through business combinations, fair value of debt instruments, fair value of contingent liabilities related to earnout payments and change of control, allowance for doubtful accounts, income taxes, investments in securities, noncontrolling interests and the February 2021 transfer of the right to select a participant for one seat on the board of Inspiration4, the first all-civilian mission to space, from Jared Isaacman, the Company's Chief Executive Officer and founder (“Founder”). Estimates are based on past experience and other considerations reasonable under the circumstances. Actual results may differ from these estimates.
Additionally, the full impact of the COVID-19 pandemic is unknown and cannot be reasonably estimated. However, the Company has made accounting estimates based on the facts and circumstances available as of the reporting date. To the extent there are differences between these estimates and actual results, the consolidated financial statements may be materially affected.

Cash and cash equivalents
Highly liquid investments with maturities of three months or less at the date of the purchase are considered to be cash equivalents and are stated at cost, which approximates fair value. Cash equivalents consist of highly liquid investments in money market funds and were $1,176.7 million and $886.7 million at December 31, 2021 and 2020, respectively.
The Company maintains its cash with high credit quality financial institutions. The total cash balances insured by the Federal Deposit Insurance Corporation (“FDIC”), are up to $250 thousand per bank.
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
Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality, unsatisfactory merchant services, nondelivery of goods or nonperformance of services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the disputed amount is refunded to the cardholder through the acquiring bank and charged to the merchant. If the merchant has inadequate funds, the Company must bear the credit risk for the full amount of the transaction. The Company’s sponsorship bank holds merchant funds that are available to meet merchant chargeback liabilities if the merchant has inadequate funds to the meet the obligation. Total merchant funds held at the Company’s sponsorship bank totaled $10.7 million, and $4.6 million as of December 31, 2021 and 2020, respectively.
The Company has funds deposited in a sponsor bank merchant settlement account to facilitate gross card transaction deposits for those customers we bill on a monthly, versus a daily basis. This amount fluctuates based upon end-to-end payment volumes and timing of billing cycles. As of December 31, 2021 and 2020, the Company had $53.3 million and $15.5 million, respectively, in funds deposited at the sponsor bank included within “Accounts Receivable” on its Consolidated Balance Sheets.
The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts that reflects management’s best estimate of accounts that will not be collected. The allowance for doubtful accounts is primarily comprised of (1) credit risk associated with processing receivables where the credit card or automatic clearing house (“ACH”) transaction to settle the customer accounts was rejected and the Company estimates an amount to be uncollectible (2) transactions disputed by a cardholder in which the Company bears the credit risk (chargeback receivables) and (3) a portion of gateway and other merchant billing receivables for which the Company estimates amounts to be uncollectible.
The allowance is based on current economic trends, historical loss experience, and any current or forecasted risks identified through collection matters. Any change in the assumptions used may result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs. Changes in the allowance related to chargeback receivables are recognized within “Cost of sales” in the Consolidated Statements of Operations. Changes in the allowance for all other receivables are recognized within “General and administrative expenses” in the Consolidated Statements of Operations.

The change in the Company’s allowance for doubtful accounts was as follows:

	December 31,
	2021	2020
Beginning balance	$5.7	$2.5
Additions to expense (a)	11.3	7.6
Write-offs, net of recoveries and other adjustments	(9.0)	(4.4)
Ending balance	$8.0	$5.7
(a)The year ended December 31, 2021 includes a $5.5 million allowance on chargebacks from a single merchant, which is included in “Cost of Sales” on the Consolidated Statements of Operations.
Accounts Payable
Accounts payable are primarily comprised of amounts due to the Company’s processing partners for interchange and processing fees.
Inventory
Inventory represents credit and debit card terminals, point-of-sale systems and electronic cash registers on hand and not in service.
Inventory is recorded using the weighted average cost method. Inventory deemed to have costs greater than their respective values are reduced to net realizable value as a loss in the period recognized.
Shipping and Handling Costs
The Company includes shipping and handling costs relating to the delivery of its terminal and point-of sale systems directly from third-party vendors to the Company and, from the Company to its merchants within “Cost of sales” in the Consolidated Statements of Operations. The Company incurred shipping and handling costs of $3.9 million for the year ended December 31, 2021 and $2.8 million for each of the years ended December 31, 2020 and 2019, respectively.
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

Goodwill
Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. The Company evaluates goodwill for impairment annually at October 1 and whenever events or circumstances make it more likely than not that impairment may have occurred. The Company has determined that its business comprises one reporting unit. The Company has the option to first assess qualitative factors to determine whether events or circumstances indicate it is more likely than not that the fair value of a reporting unit is greater than its carrying amount. Factors the Company considers in performing a qualitative assessment include, but are not limited to, general macroeconomic conditions, industry and market conditions, company financial performance, changes in strategy and other relevant entity-specific events. If the Company elects to bypass the qualitative assessment or does not pass the qualitative assessment, a quantitative assessment is performed.
For 2020, the Company performed a quantitative impairment test. When performing a quantitative assessment, the carrying amount of the reporting unit is compared to its estimated fair value. If goodwill is deemed impaired, an impairment loss is recognized for the amount by which the carrying value of the reporting unit exceeds its fair value. The fair value of the reporting unit may be estimated using income and market approaches. The discounted cash flow method, a form of the income approach, uses expected future operating results and a market participant discount rate. The market approach uses comparable company prices and other relevant information generated by market transactions (either publicly traded entities or mergers and acquisitions) to develop pricing metrics to be applied to historical and expected future operating results of the reporting unit. Failure to achieve these expected results, changes in the discount rate, or market pricing metrics may cause a future impairment of goodwill at the reporting unit level.
During our annual impairment test in 2021, management performed the optional qualitative assessment which indicated that a quantitative assessment was not necessary.
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
Residual commission buyouts represent amounts paid to an independent sales organization (“ISO”) to buy out their future residual commission streams. The typical payment to the ISO is comprised of a lump sum payment due immediately and a contingent payment due fourteen months following the buyout agreement dependent on attrition rates and/or other financial metrics within the respective merchant portfolios.
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
Equipment for Lease
Equipment for lease represents terminals and point-of-sale systems that are provided under the Company’s software as a service (“SaaS”) arrangements. Equipment for lease is stated at cost, less accumulated depreciation. Certain costs incurred in connection with the assembly and delivery of leased assets to the merchant are capitalized as part of the cost of such assets.
Depreciation commences when new equipment is first deployed to a merchant and is computed using the straight-line method over an estimated useful life of three years.

Leases
Effective January 1, 2021, the Company adopted ASU 2016-2: Leases (“ASC 842”) using the modified retrospective method. Prior period amounts were not adjusted. Additional information about the Company’s lease policies and the related impact of the adoption is included in Recent Accounting Pronouncements within this Note and Note 15 to the consolidated financial statements.
Leases are classified as either operating or capital, based on the substance of the transaction at inception of the lease. Classification is reassessed if the terms of the lease are changed.
Leases in which a significant portion of the risks and rewards of ownership are retained by the lessor are classified as operating leases. Payments under an operating lease (net of any incentives received from the lessor) are recognized to “General and administrative expenses” in the Consolidated Statements of Operations on a straight-line basis over the period of the lease.
Revenue Recognition
ASC 606: Revenue from Contracts with Customers (“ASC 606”) provides a single model to determine when and how revenue is recognized. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company recognizes revenue using a five-step model resulting in revenue being recognized as performance obligations within a contract have been satisfied. The steps within that model include: (i) identifying the existence of a contract with a customer; (ii) identifying the performance obligations within the contract; (iii) determining the contract’s transaction price; (iv) allocating the transaction price to the contract’s performance obligations; and, (v) recognizing revenue as the contract’s performance obligations are satisfied. Judgment is required to apply the principles-based, five-step model for revenue recognition. Management is required to make certain estimates and assumptions about the Company’s contracts with its customers, including, among others, the nature and extent of its performance obligations, its transaction price amounts and any allocations thereof, the events which constitute satisfaction of its performance obligations, and when control of any promised goods or services is transferred to its customers.
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
As part of the SaaS fees, for its point-of-sale systems provided to merchants, the Company identified the following separate performance obligations under ASC 606:
(1)Point-of-sale software: The Company provides a “Hybrid Cloud” arrangement which includes on-premise software as well as a cloud component. The on-premise solution interacts with the cloud service to provide an end-to-end integrated solution to the merchant. As the on-premise software and cloud-based service are transformative in nature, they are not distinct performance obligations. The revenue allocated to software from the monthly SaaS fee qualifies as a service and revenue is recognized ratably over time as the performance obligation represents a stand-ready obligation to provide the service.
(2)Hardware revenue: The Company provides hardware to its merchants. The Company satisfies its performance obligation upon delivery of the hardware to its merchants, at which time the revenue allocated to this performance obligation is recognized. For the period January 1, 2019 through June 29, 2020, the hardware was accounted for as a sales-type lease and as such, the revenue allocated to this performance obligation was recognized when the hardware was delivered to the merchant. Effective June 30, 2020, the Company modified the terms and conditions of its SaaS arrangements and updated its operational procedures. As a result, beginning June 30, 2020, the hardware is accounted for as an operating lease and the revenue allocated to this performance obligation is recognized ratably over time.
(3)Other support services: The Company offers merchants technical support services and warranty for the leased hardware. Technical support services include the promise to provide the merchant with software updates if and when available. The Company also provides the merchant with assurance that its equipment will function in accordance with contract specifications over the lease term. Revenue allocated to this performance obligation is recognized ratably over time as the performance obligation represents a stand-ready obligation to provide the service.
Other Revenue
Other revenue is generally recognized at a point-in-time and primarily includes revenue derived from software license sales, hardware sales, third party residuals, automated teller machine services, and fees charged for technology support to merchants.

Contract Assets
As discussed above, for the period January 1, 2019 through June 29, 2020, the revenue allocated to hardware under the Company’s SaaS arrangements for its point-of-sale systems was treated as a sales-type lease and recognized in the Company’s Consolidated Statements of Operations when the hardware was delivered to the merchant. The Company utilized its best estimate of selling price when calculating the hardware revenue to be recorded. At the time revenue was recognized, a Contract Asset was created in the Company’s Consolidated Balance Sheet representing the present value of minimum lease payments. Accordingly, a portion of the lease payments were recognized as interest income. Such interest income for the years ended December 31, 2020 and 2019 was $1.0 million and $2.2 million, respectively. Effective June 30, 2020, the Company modified the terms and conditions of its SaaS arrangements and updated its operational procedures. As a result, beginning June 30, 2020, the hardware is accounted for as an operating lease and the revenue allocated to this performance obligation is recognized ratably over time. See Note 4 for more information on the impact the lease modification had on the Company’s consolidated financial statements. In late 2021, the Company entered into certain contracts that are accounted for as sales-type leases.
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
Treasury Stock
The Company periodically purchases its own common stock that is traded on public markets as part of an announced stock repurchase program. The Company records repurchases of common stock at cost in treasury stock on the Company’s Consolidated Balance Sheets.
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
Equity-based Compensation
The Company’s equity-based compensation consists of Restricted Stock Units (“RSUs”) and Performance Restricted Stock Units (“PRSUs”) issued to certain employees and non-employee directors. Equity-based compensation expense is recorded within “General and administrative expenses” in the Consolidated Statements of Operations. The Company accounts for forfeitures when they occur.
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
Income Taxes
Shift4 Payments, Inc. is the sole managing member of Shift4 Payments, LLC, a partnership that is not subject to tax. Any taxable income or loss from Shift4 Payments, LLC is passed through and included in the taxable income or loss of its members, including Shift4 Payments, Inc., following the Reorganization Transactions. Shift4 Payments, Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to Shift4 Payments, Inc.’s allocable share of any taxable income or loss of Shift4 Payments, LLC following the Reorganization Transactions.
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) for the expected future tax consequences of events that have been included in the financial statements. Under this method, we determine DTAs and DTLs on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on DTAs and DTLs is recognized in income in the period that includes the enactment date.
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
The Company records uncertain tax positions in accordance with ASC 740, Income Taxes, on the basis of a two-step process in which (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. See Note 14 for additional information.
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

Investments in securities
Investments in securities represents the Company’s investments in equity of non-public entities. These non-marketable equity investments have no readily determinable fair values and are measured using the measurement alternative, which is defined as cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. Adjustments, if any, are recorded in “Other income, net” on the Consolidated Statements of Operations. As of December 31, 2021, the Company has invested $27.5 million in Space Exploration Technologies Corp. (“SpaceX”), which designs, manufactures, and launches advanced rockets, spacecraft and satellites, $2.0 million in Sightline Payments, Inc. (“Sightline Payments”), a financial technology company that provides cashless, mobile, and omni-channel commerce solutions for the gaming, lottery, sports betting and other industries and $1.0 million in MagicCube, a software company that allows any android mobile device to function as a fully secure, EMV-certified, payment acceptance device, significantly reducing the cost and complexity associated with traditional hardware deployments. In January 2022, the Company invested $1.0 million in Interchecks Technologies, Inc. (“Interchecks”), one of the fastest growing instant payment infrastructure and service providers for the online gaming, fintech, and digital ecosystem verticals.
Advertising Costs
The Company expenses advertising costs as incurred. Advertising expenses were $16.6 million, $1.3 million and $1.2 million for the years ended December 31, 2021, 2020 and 2019, respectively, and are included in “Advertising and marketing expenses” in the Consolidated Statements of Operations. In the year ended December 31, 2021, the Company incurred $14.3 million of expenses related to the integration of 3dcart as it was rebranded as Shift4Shop.
Research and Development Costs
The Company expenses research and development costs as incurred. Research and development expenses, which consists primarily of third-party costs, were $1.8 million, $1.2 million and $1.6 million for the years ended December 31, 2021, 2020, and 2019, respectively, and are included in “General and administrative expenses” in the Consolidated Statements of Operations.
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
Recent Accounting Pronouncements
JOBS Act Accounting Election
Prior to December 31, 2021, the Company was an Emerging Growth Company (“EGC”) under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and as a result was eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs. The Company elected to take advantage of the extended transition period for adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. However, the Company satisfies the definition of a “large accelerated filer” under the definition of the Securities Exchange Act of 1934, as amended (“the Exchange Act”), and no longer qualifies as an EGC as of December 31, 2021. Therefore, the Company is no longer able to take advantage of the extended transition period for adopting new or revised accounting standards.

Accounting Pronouncements Adopted
In February 2016, the FASB issued ASC 842 with amendments in 2018 and 2019. This accounting guidance requires a lessee to record assets and liabilities on the balance sheet for the rights and obligations arising from leases with terms of more than 12 months. On January 1, 2021, the Company adopted ASC 842 using the modified retrospective method. Prior period amounts were not adjusted and continue to be reported in accordance with historic accounting under previous lease guidance, ASC Topic 840, Leases (“ASC 840”). The Company elected to use the package of practical expedients permitted under the transition guidance. The Company did not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, or (iii) initial direct costs for any existing leases. For lease agreements where the Company is a lessee that include lease and non-lease components, the Company elected to use the practical expedient on all leases entered into or modified after January 1, 2021 to combine lease and non-lease components for all classes of assets. Additionally, the Company elected to not record on the balance sheet leases with a term of twelve months or less. Upon adoption, the Company recorded right of use assets of $21.4 million and lease liabilities of $25.7 million. The adoption of ASC 842 did not result in a material impact to consolidated statements of operations or cash flows. See Note 15 for more information about the adoption of ASC 842 and related disclosures.
In June 2016, the FASB issued ASU 2016-13: Financial Instruments—Credit Losses (Topic 326), which changes the impairment model for most financial assets, including accounts receivable, and replaces the existing incurred loss impairment model with a current expected credit loss (“CECL”) methodology, which will result in more timely recognition of credit losses. The Company adopted ASU 2016-13 on a modified retrospective basis on December 31, 2021, reflecting the adoption as of January 1, 2021 in the Company's annual results for the period ended December 31, 2021. The adoption of ASU 2016-13 did not result in a material impact to the Company's financial statements and disclosures.
In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected. The Company adopted ASU 2018-15 effective January 1, 2021, on a prospective basis. The adoption did not have a significant impact on the Company’s consolidated financial statements.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities From Contracts With Customers. This ASU requires an acquirer to account for revenue contracts acquired in a business combination in accordance with ASC 606, as if it had originated the contracts. Prior to ASU 2021-08, an acquirer generally recognized assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers and other similar contracts, at fair value on the acquisition date. The Company adopted ASU 2021-08 in the third quarter of 2021 and retrospectively applied the ASU to its acquisitions that occurred in 2021. The adoption of ASU 2021-08 resulted in an increase to “Deferred revenue” of $5.7 million, of which $1.8 million was recognized as an increase to “Gross revenue” for the year ended December 31, 2021.
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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 removes certain exceptions associated with (i) intraperiod tax allocations, (ii) recognition of deferred tax liability for equity method investments of foreign subsidiaries, and (iii) the calculation of income taxes in an interim period when in a loss position. Additionally, ASU 2019-12 simplifies accounting for (i) income taxes associated with franchise taxes, (ii) tax basis of goodwill in a business combination, (iii) the allocation of tax expense to a legal entity that is not subject to tax in standalone financial statements, (iv) enacted changes in tax laws, and (v) income taxes related to employee stock ownership plans and investments in qualified affordable housing projects accounted for under the equity method. The Company adopted ASU 2019-12 on a modified retrospective basis on December 31, 2021 and reflected the adoption as of January 1, 2021 in the Company's annual results for the period ended December 31, 2021. The adoption did not have a significant impact on the Company’s consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04: Simplifying the Test for Goodwill Impairment, which removes step 2 of the quantitative goodwill impairment test. Under the amended guidance, a goodwill impairment charge is recognized for the amount by which the carrying value of a reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill. On January 1, 2021, the Company adopted ASU 2017-04 on a prospective basis. The adoption did not have a significant impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13: Fair Value Measurement—Disclosure Framework (Topic 820). The updated guidance improves the disclosure requirements on fair value measurements. The Company adopted ASU 2018-13 effective January 1, 2020. There was no significant impact on the Company’s disclosures upon adoption.
Accounting Pronouncements Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, which provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, subject to certain criteria, that reference the London Interbank Offered Rate (“LIBOR”), or another reference rate that is expected to be discontinued. Companies may elect to apply these amendments as of March 12, 2020 through December 31, 2022. The Company is currently evaluating whether we will elect the optional expedients, as well as evaluating the impact of ASU 2020-4 on the Company’s consolidated financial statements.
In July 2021, the FASB issued ASU 2021-05: Lessors —Certain Leases with Variable Lease Payments, to amend lessor accounting for certain leases with variable lease payments that do not depend on a reference index or a rate and would have resulted in the recognition of a loss at lease commencement if classified as a sales-type or a direct financing lease. ASU 2021-05 amends the classification requirements of such leases for lessors to require operating lease classification. The Company adopted ASU 2021-05 on a retrospective basis effective January 1, 2022. The adoption is not expected to have a significant impact on the Company’s consolidated financial statements.
3.Acquisitions
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
Postec
The Company completed the acquisition of Postec, Inc. (“Postec”) on September 1, 2021, by acquiring 100% of its membership interests for $14.3 million in cash, net of cash acquired. The purchase was funded with cash on hand. This acquisition enables the boarding of the vendor’s customers on the Company’s end-to-end acquiring solution and empowers the Company’s distribution partners to sign the vendor’s customer accounts and leverage the combined expertise to handle all aspects of installation, service, and support, similar to the Hospitality technology vendor acquired in October 2020.

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

Cash	$1.4
Accounts receivable	1.0
Prepaid expenses and other current assets	0.3
Inventory	0.5
Other intangible assets	5.7
Property, plant and equipment	0.3
Goodwill (a)	10.4
Accounts payable	(0.6)
Deferred revenue	(2.8)
Other accrued expenses	(0.5)
Net assets acquired	15.7
Less: cash acquired	(1.4)
Net cash paid for acquisition	$14.3
(a)Goodwill is deductible for tax purposes.
During the year ended December 31, 2021, the Company incurred expenses in connection with the Postec acquisition of $0.3 million. These expenses are included in “Professional fees” in the Consolidated Statements of Operations.
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
(a)Total purchase consideration includes 345,423 shares of common stock. As of December 31, 2021, 341,924 shares of common stock have been issued.

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
As a result of the adoption of ASC 2021-08 in the third quarter of 2021, the Company retrospectively evaluated the revenue contracts acquired and adjusted the preliminary purchase price allocation to reflect an increase to deferred revenue of $5.7 million. This resulted in corresponding adjustments of $1.3 million in the preliminary fair value assigned to “Other intangible assets” and “Goodwill.”
During the year ended December 31, 2021, the Company incurred expenses in connection with the VenueNext acquisition of $1.1 million. These expenses are included in “Professional fees” in the Consolidated Statements of Operations.
Other intangible assets consists of definite-lived intangible assets, with a significant portion related to customer relationships and developed technology. The fair values of these intangible assets were estimated using inputs classified as Level 3 under the income approach using either the relief-from-royalty method (developed technology, trademarks and trade names) or the multi-period excess earnings method (customer relationships). Management’s estimates of fair value are based upon assumptions related to projected revenues and earnings before interest expense, income taxes, depreciation, and amortization (“EBITDA”) margins. The transaction was not taxable for income tax purposes. The weighted average life of developed technology, trademarks and trade names, and customer relationships is 10 years, 10 years and 11 years, respectively. The goodwill arising from the acquisition largely consists of revenue synergies associated with a larger total addressable market, the ability to cross-sell existing customers, new customers and technology capabilities.
The VenueNext acquisition did not have a material impact on the Company’s consolidated financial statements. Accordingly, revenue and expenses related to the acquisition and pro forma financial information have not been presented.

3dcart
The Company completed the acquisition of Infomart2000 Corp., doing business as 3dcart, on November 5, 2020, by acquiring 100% of its membership interests for $39.9 million in cash, net of cash acquired, and approximately $19.2 million in shares of the Company’s Class A common stock. The purchase was funded with cash on hand. Since the acquisition, 3dcart has been rebranded as Shift4Shop to align the eCommerce offering with Shift4’s existing ecosystem of services. The acquisition expanded the Company’s omni-channel transaction capabilities and enabled Shift4Shop merchants to augment their eCommerce platform experience with the Company’s secure integrated payments solutions. In addition, the Company’s indirect sales distribution network is able to offer Shift4Shop’s turnkey eCommerce capabilities to the Company’s new and existing point of sale (“POS”) and payments customers.
The following table summarizes the consideration paid and the fair value assigned to the assets acquired and liabilities assumed at the acquisition date, adjusted for measurement period adjustments.

Cash	$0.3
Accounts receivable	0.3
Other intangible assets	12.5
Goodwill (a)	46.9
Accounts payable	(0.1)
Accrued expenses and other current liabilities	(0.5)
Net assets acquired	59.4
Less: cash acquired	(0.3)
Less: Class A common stock	(19.2)
Net cash paid for acquisition	$39.9
(a)Goodwill is deductible for tax purposes
In connection with the 3dcart Acquisition, the Company incurred expenses of $1.8 million for the year ended December 31, 2020, which are included in “General and administrative expenses” in the Consolidated Statements of Operations.
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
Hospitality Technology Vendor
The Company completed the acquisition of a Hospitality Technology Vendor on October 16, 2020, by acquiring 100% of the membership interests for $9.9 million, net of cash acquired. Subsequently, in the year ended December 31, 2021, the total consideration was adjusted to $9.5 million during the measurement period due to a working capital adjustment of $0.4 million, which reduced goodwill. In addition, in the year ended December 31, 2021, the Company made measurement period adjustments totaling $2.0 million to accounts receivable with a corresponding change to goodwill to reflect the facts and circumstances in existence as of the effective date of the acquisition. The purchase was funded with cash on hand. This acquisition enables the boarding of the vendor’s customers on the Company’s end-to-end acquiring solution and empowers the Company’s distribution partners to sign the vendor’s customer accounts and leverage the combined expertise to handle all aspects of installation, service, and support.

The following table summarizes the consideration paid and the fair value assigned to the assets acquired and liabilities assumed at the acquisition date, adjusted for measurement period adjustments.

Cash	$0.6
Accounts receivable	4.0
Prepaid expenses and other current assets	0.1
Property, plant and equipment	0.1
Inventory	0.6
Other intangible assets	3.9
Goodwill (a)	5.6
Accounts payable	(1.2)
Accrued expenses and other current liabilities	(2.7)
Deferred revenue	(0.8)
Long-term debt	(0.1)
Net assets acquired	10.1
Less: cash acquired	(0.6)
Net cash paid for acquisition	$9.5
(a)Goodwill is deductible for tax purposes.
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
4.Revenue
Adoption of ASC 606: Revenue from Contracts with Customers
The Company recorded a net reduction to retained earnings of $7.0 million as of January 1, 2019 due to the cumulative impact of adopting ASC 606, primarily as a result of no longer being able to defer the upfront cost for the Company’s free equipment program to its merchants under the contract terms existing at January 1, 2019 and recognizing the revenue allocated to this hardware in retained earnings for contracts open as of January 1, 2019.
Under ASC 606, Revenue from Contracts with Customers, the Company has three separate performance obligations under its recurring software-as-a-service ("SaaS fees") for point-of-sale systems provided to merchants: (1) point-of-sale software, (2) lease of hardware and (3) other support services. For the period January 1, 2019 through June 29, 2020, the hardware provided under the Company’s software as a service, or SaaS, agreements was accounted for as a sales-type lease. Effective June 30, 2020, the Company modified the terms and conditions of its SaaS arrangements and updated its operational procedures. As a result, beginning June 30, 2020, hardware provided under the Company’s SaaS agreements is accounted for as an operating lease; therefore, an increase in income of $12.4 million was recorded within “Other operating (income) expense, net” in the Consolidated Statements of Operations in the year ended December 31, 2020 to reflect the impact of the lease modifications. In late 2021, the Company entered into certain contracts that are accounted for as sales-type leases. See Note 9 for more information on equipment for lease.

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
TSYS outage
On August 21, 2021, Total System Services, Inc. (“TSYS”), a Global Payments company and an important vendor to the Company, experienced a significant platform outage that resulted in the disruption of payment processing for the Company’s merchants (“TSYS outage”). TSYS is utilized by many major credit card issuers and payment processors, which meant the impact of the outage was felt by many card accepting merchants and cardholders across the nation. In response to the TSYS outage, the Company distributed payments to both merchants and partners in order to alleviate the impact of the outage on their businesses. The following paragraphs describe how these payments are reflected in the Company's consolidated financial statements.
In the year ended December 31, 2021, the Company distributed $23.1 million in payments to its merchants to approximate the lost revenues they experienced as a result of the TSYS outage. Under ASC 606, these payments were recorded as contra revenue, which is reflected as a reduction of “Gross revenue” in the Company’s Consolidated Statements of Operations for the year ended December 31, 2021.
In the year ended December 31, 2021 the Company also distributed $2.8 million in payments to its partners to approximate their lost revenues and compensate them for the additional support required from them to manage the outage. Consistent with the treatment of the Company's payments to its partners in the normal course of business, these payments are reflected in “Cost of sales” in the Company’s Consolidated Statements of Operations for the year ended December 31, 2021.
Disaggregated Revenue
Based on similar operational characteristics, the Company’s revenue from contracts with customers is disaggregated as follows:

	Year Ended December 31,
	2021	2020	2019
Payments-based revenue (a)	$1,258.0	$684.2	$643.6
Subscription and other revenues	109.5	82.7	87.8
Total	$1,367.5	$766.9	$731.4
(a)For the year ended December 31, 2021, payments-based revenue includes nonrecurring payments of $23.1 million the Company made to merchants related to the TSYS outage that are treated as contra revenue and as such reduce payments-based revenue.

Based on similar economic characteristics, the Company’s revenue from contracts with customers is disaggregated as follows:

	Year Ended December 31,
	2021	2020	2019
Over-time revenue (a)	$1,328.5	$736.7	$687.9
Point-in-time revenue	39.0	30.2	43.5
Total	$1,367.5	$766.9	$731.4
(a)For the year ended December 31, 2021, over-time revenue includes nonrecurring payments of $23.1 million the Company made to merchants related to the TSYS outage that are treated as contra revenue and as such reduce over-time revenue.
Contract Assets
Contract assets were as follows:

	Year Ended December 31,
	2021	2020
Contract assets, net - beginning of period	$—	$10.7
Less: Contract assets, net - beginning of the period, current	—	(6.8)
Contract assets, net - beginning of period, noncurrent	$—	$3.9
Contract assets, net - end of period	$0.3	$—
Less: Contract assets, net - end of the period, current	(0.3)	—
Contract assets, net - end of period, noncurrent	$—	$—
The change in the Company’s allowance for contract assets was as follows:

December 31,
2020
Beginning balance	$4.6
Conversion from sales-type lease to operating lease accounting treatment	(4.5)
Additions to expense	0.7
Write-offs, net of recoveries and other adjustments	(0.8)
Ending Balance	$—
There was no allowance for contract assets as of December 31, 2021.
Contract Liabilities
The Company charges merchants for various post-contract license support/service fees and annual regulatory compliance fees. These fees typically relate to a period of one year. The Company recognizes the revenue on a straight-line basis over its respective period. As of December 31, 2021 and 2020, the Company had deferred revenue of $17.4 million and $8.1 million, respectively. The change in the contract liabilities is primarily the result of a timing difference between payment from the customer and the Company’s satisfaction of each performance obligation.

The following reflects the amounts the Company recognized as annual service fees and regulatory compliance fees within “Gross revenue” in its Consolidated Statements of Operations and the amount of such fees that was included in deferred revenue at the beginning of the respective period.

	Year Ended December 31,
	2021	2020	2019
Annual service fees and regulatory compliance fees	$27.6	$13.6	$11.1
Amount of these fees included in deferred revenue at beginning of period	4.9	4.2	2.8

5.Restructuring
The following table summarizes the changes in the Company’s restructuring accrual:

	2018 Restructuring Activities	2019 Restructuring Activities	Total
Balance at Balance at December 31, 2019	$4.2	$1.5	$5.7
Severance payments	(1.7)	(1.5)	(3.2)
Accretion of interest (a)	0.4	—	0.4
Balance at Balance at December 31, 2020	$2.9	$—	$2.9
Severance payments	(1.6)	—	(1.6)
Accretion of interest (a)	0.2	—	0.2
Balance at December 31, 2021	$1.5	$—	$1.5
(a)Accretion of interest is included within “Restructuring expenses” in the Consolidated Statements of Operations.
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
The current portion of the restructuring accrual of $1.5 million and $1.4 million at December 31, 2021 and 2020, respectively, is included within “Accrued expenses and other current liabilities” on the Consolidated Balance Sheets. The long-term portion of the restructuring accrual of $1.5 million at December 31, 2020 is included within “Other noncurrent liabilities” on the Consolidated Balance Sheets.
Of the $1.5 million restructuring accrual outstanding as of December 31, 2021, approximately $1.6 million is expected to be paid in 2022, less accreted interest of $0.1 million.

6.Goodwill
The changes in the carrying amount of goodwill were as follows:

Balance at December 31, 2019	$421.3
Merchant Link measurement period adjustment	0.7
3dcart acquisition (Note 3)	46.9
Hospitality Technology Vendor acquisition (Note 3)	8.1
Balance at December 31, 2020	477.0
VenueNext acquisition (Note 3)	52.7
Postec acquisition (Note 3)	10.4
Hospitality Technology Vendor adjustments (Note 3)	(2.4)
Balance at December 31, 2021	$537.7

7.Other Intangible Assets, Net
Other intangible assets, net consisted of the following:

	Weighted Average	December 31, 2021
	Amortization Period (in years)	Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	8	$200.1	$133.7	$66.4
Acquired technology	9	113.2	54.9	58.3
Trademarks and trade names	18	20.3	3.8	16.5
Capitalized software development costs	4	42.6	9.1	33.5
Residual commission buyouts (a)	3	20.3	6.5	13.8
Total intangible assets		$396.5	$208.0	$188.5

	Weighted Average	December 31, 2020
	Amortization Period (in years)	Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	8	$185.8	$106.5	$79.3
Acquired technology	9	105.1	42.2	62.9
Trademarks and trade names	9	57.4	39.1	18.3
Noncompete agreements	2	3.9	3.9	—
Capitalized software development costs	4	25.1	5.8	19.3
Leasehold interest	2	0.1	0.1	—
Residual commission buyouts (a)	3	20.0	13.5	6.5
Total intangible assets		$397.4	$211.1	$186.3
(a)Residual commission buyouts include contingent payments of $4.2 million and $3.4 million as of December 31, 2021 and 2020, respectively.
As of December 31, 2021, the estimated amortization expense for intangible assets for each of the five succeeding years and thereafter is as follows:

2022	$48.0
2023	35.2
2024	30.0
2025	23.7
2026	18.4
Thereafter	33.2
Total	$188.5
Amounts charged to expense in the Consolidated Statements of Operations for amortization of intangible assets were as follows:

	Year Ended December 31,
	2021	2020	2019
Depreciation and amortization expense	$36.6	$38.5	$37.6
Cost of sales	19.1	15.0	11.0
Total	$55.7	$53.5	$48.6

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
8.Capitalized Acquisition Costs, Net
Capitalized acquisition costs, net were $35.1 million and $30.2 million at December 31, 2021 and 2020, respectively. This consists of upfront processing bonuses with a gross carrying value of $69.1 million and $55.7 million less accumulated amortization of $34.0 million and $25.5 million at December 31, 2021 and 2020, respectively.
Capitalized acquisition costs had a weighted average amortization period of three years at December 31, 2021 and 2020. Amortization expense for capitalized acquisition costs is $21.5 million, $15.7 million, and $10.0 million for the years ended December 31, 2021, 2020 and 2019, respectively, is included in “Cost of sales” in the Consolidated Statements of Operations.
As of December 31, 2021, the estimated future amortization expense for capitalized acquisition costs is as follows:

2022	$19.3
2023	12.0
2024	3.8
Total	$35.1
9.Equipment for Lease, Net
Effective June 30, 2020, the Company modified the terms and conditions of its SaaS arrangements and updated its operational procedures. As a result, beginning June 30, 2020, hardware provided under the Company’s SaaS agreements is accounted for as an operating lease resulting in equipment for lease recorded in “Equipment for lease, net” on the Company’s Consolidated Balance Sheet.
Equipment for lease, net consisted of the following:

	Weighted Average Depreciation Period (in years)	December 31, 2021
		Carrying Value	Accumulated Depreciation	Net Carrying Value
Equipment under lease	3	$72.9	$24.2	$48.7
Equipment held for lease (a)	N/A	9.7	—	9.7
Total equipment for lease, net		$82.6	$24.2	$58.4

	Weighted Average Depreciation Period (in years)	December 31, 2020
		Carrying Value	Accumulated Depreciation	Net Carrying Value
Equipment under lease	3	$36.5	$6.9	$29.6
Equipment held for lease (a)	N/A	7.0	—	7.0
Total equipment for lease, net		$43.5	$6.9	$36.6
(a)Represents equipment that was not yet initially deployed to a merchant and, accordingly, is not being depreciated.
The amount charged to “Depreciation and amortization” expense in the Consolidated Statements of Operations for depreciation of equipment under lease was $21.8 million and $9.8 million for the years ended December 31, 2021 and 2020, respectively.

10.Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	Year Ended December 31,
	2021	2020
Equipment	$10.5	$16.0
Capitalized software	5.1	8.7
Leasehold improvements	9.1	11.6
Furniture and fixtures	2.0	3.1
Vehicles	0.3	0.2
Total property and equipment, gross	27.0	39.6
Less: Accumulated depreciation	(8.6)	(24.5)
Total property, plant and equipment, net	$18.4	$15.1
Amounts charged to expense in the Consolidated Statements of Operations for depreciation of property, plant and equipment were as follows:

	Year Ended December 31,
	2021	2020	2019
Depreciation and amortization expense	$3.8	$3.6	$2.4
Cost of sales	1.6	1.6	1.4
Total depreciation expense	$5.4	$5.2	$3.8

11.Debt
The Company’s outstanding debt consisted of the following:

	Year Ended December 31,
	2021	2020
Convertible Notes due 2025 (2025 Convertible Notes)	$690.0	$577.5
Convertible Notes due 2027 (2027 Convertible Notes)	632.5	—
Senior Notes due 2026 (2026 Senior Notes)	450.0	450.0
Other financing arrangements	—	0.9
Total borrowings	1,772.5	1,028.4
Less: Current portion of debt	—	(0.9)
	1,772.5	1,027.5
Less: Unamortized capitalized financing costs	(34.0)	(22.1)
Total long-term debt	$1,738.5	$1,005.4

Amortization of capitalized financing fees is included in “Interest expense” within the Consolidated Statements of Operations. Amortization expense for capitalized financing fees was $5.9 million, $5.4 million, and $4.0 million for the years ended December 31, 2021, 2020, and 2019, respectively.
Convertible Notes due 2025
In December 2020, Shift4 Payments, Inc. issued an aggregate principal amount of $690.0 million of convertible senior notes due 2025 (“2025 Convertible Notes”) to qualified institutional buyers in an offering exempt from registration under the Securities Act. The Company received net proceeds, after deducting initial purchasers’ discounts and estimated offering expenses, of approximately $673.6 million from the 2025 Convertible Notes Offering. The 2025 Convertible Notes do not bear regular interest the principal amount of the 2025 Convertible Notes does not accrete. The 2025 Convertible Notes will mature on December 15, 2025 unless earlier repurchased, redeemed or converted. The Company will settle conversions by paying in cash up to the principal amount of the 2025 Convertible Notes with any excess to be paid or delivered, as the case may be, in cash or shares of Class A common stock or a combination of both at its election, based on the conversion rate. The initial conversion rate for the 2025 Convertible Notes is 12.4262 shares of Class A common stock per $1,000 principal amount of 2025 Convertible Notes (equivalent to an initial conversion price of approximately $80.48 per share of Class A common stock), subject to customary adjustments upon the occurrence of specified events. Before September 15, 2025, holders will have the right to convert their 2025 Convertible Notes under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ended March 31, 2021 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the 2025 Convertible Notes for each trading day of the 2025 Measurement Period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate in effect on each such trading day; (3) if the Company calls any or all of the 2025 Convertible Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. From and after September 15, 2025, holders may convert their 2025 Convertible Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. Upon conversion of the 2025 Convertible Notes, the Company will pay in cash the principal amount of the 2025 Convertible Notes with any excess to be paid or delivered, as the case may be, in cash or shares of the Company's Class A common stock or a combination of both at the Company’s election. The 2025 Convertible Notes will be redeemable, in whole or in part, for cash at the Company’s option at any time, and from time to time, on or after December 20, 2023 and on or before the 40th scheduled trading day immediately before the maturity date, but only if the last reported sale price per share of the Company’s Class A common stock exceeds 130% of the conversion price for a specified period of time. The redemption price will be equal to the principal amount of the 2025 Convertible Notes to be redeemed, plus accrued and unpaid special interest, if any, to, but excluding, the redemption date. Upon the occurrence of a “fundamental change,” which term includes certain change of control transactions, the Company must offer to repurchase the 2025 Convertible Notes at a price equal to 100% of their principal amount, plus accrued and unpaid special interest, if any, to, but not including, the date of repurchase. In addition, if a “make-whole fundamental change” occurs prior to the maturity date or if the Company delivers a notice of redemption, the Company will, in certain circumstances, increase the conversion rate for a holder who elects to convert its 2025 Convertible Notes in connection with such make-whole fundamental change or notice of redemption, as the case may be.
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

As of December 31, 2020, in accounting for the issuance of the 2025 Convertible Notes, the Company separated the 2025 Convertible Notes into liability and equity components. The carrying amount of the liability component was calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The carrying amount of the equity component representing the conversion option was $114.2 million and was determined by deducting the fair value of the liability component from the par value of the 2025 Convertible Notes. The equity component was not remeasured as long as it continued to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount (“debt discount”) was amortized to interest expense over the term of the 2025 Convertible Notes at an effective interest rate of 4.10%.
Debt issuance costs related to the 2025 Convertible Notes comprised of discounts and commissions payable to the initial purchasers and third-party offering costs total $16.4 million. As of December 31, 2020, the Company allocated the total amount incurred to the liability and equity components of the 2025 Note based on their relative values.
The Company adopted ASU 2020-06 on January 1, 2021 using the modified retrospective transition method. As of December 31, 2020, the Company recorded a debt discount on the 2025 Convertible Notes of $111.5 million related to the separation of the conversion feature. This discount was removed upon adoption of ASU 2020-06. The adoption of ASU 2020-06 resulted in a decrease to additional paid-in capital of $111.5 million, a decrease to retained deficit of $1.6 million, and a net increase to long-term debt of $109.9 million.
The net carrying amount of the 2025 Convertible Notes was as follows:

	December 31, 2021	December 31, 2020
Principal outstanding	$690.0	$690.0
Unamortized debt discount	—	(112.5)
Unamortized debt issuance costs	(13.0)	(13.5)
Net carrying value	$677.0	$564.0
The net carrying amount of the equity component of the 2025 Convertible Notes as of December 31, 2020 was as follows:

Amount allocated to the conversion option	$114.2
Less: allocated issuance costs	(2.7)
Equity component, net	$111.5
The debt issuance costs are amortized to interest expense over the term of the 2025 Convertible Notes at an effective interest rate of 0.48%.
Convertible Notes due 2027
In July 2021, Shift4 Payments, Inc. issued an aggregate principal amount of $632.5 million 0.50% Convertible Senior Notes due 2027 (“2027 Convertible Notes”) to qualified institutional buyers in an offering exempt from registration under the Securities Act. The Company received net proceeds, after deducting initial purchasers’ discounts and estimated offering expenses, of approximately $617.7 million from the 2027 Convertible Notes Offering. The 2027 Convertible Notes are the Company’s senior, unsecured obligations and are equal in right of payment with the Company’s existing and future senior, unsecured indebtedness, senior in right of payment to the Company’s future indebtedness that is expressly subordinated to the 2027 Convertible Notes and effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness. The 2027 Convertible Notes are structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries.

The 2027 Convertible Notes bear regular interest of 0.50% per year, payable semi-annually in arrears on February 1 and August 1 of each year, beginning on February 1, 2022. The 2027 Convertible Notes will mature on August 01, 2027, unless earlier repurchased, redeemed or converted. Before May 1, 2027, noteholders will have the right to convert their 2027 Convertible Notes only upon the occurrence of certain events. From and after May 1, 2027, noteholders may convert their 2027 Convertible Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will settle conversions by paying in cash up to the principal amount of the 2027 Convertible Notes with any excess to be paid or delivered, as the case may be, in cash or shares of Class A common stock or a combination of both at its election, based on the conversion rate. The initial conversion rate is 8.1524 shares of Class A common stock per $1,000 principal amount of 2027 Convertible Notes (equivalent to an initial conversion price of approximately $122.66 per share of Class A common stock), subject to customary adjustments upon the occurrence of specified events. Before May 1, 2027, holders will have the right to convert their 2027 Convertible Notes under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ended September 30, 2021 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the 2027 Convertible Notes for each trading day of the 2027 Measurement Period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate in effect on each such trading day; (3) if the Company calls any or all of the 2027 Convertible Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. From and after May 1, 2027, holders may convert their 2027 Convertible Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date.
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
Debt issuance costs related to the 2027 Convertible Notes are comprised of discounts and commissions paid to the initial purchasers and third-party offering costs and total $14.8 million. The net carrying amount of the 2027 Convertible Notes was as follows:

December 31, 2021
Principal outstanding	$632.5
Unamortized debt issuance costs	(13.8)
Net carrying value	$618.7
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
The 2026 Senior Notes Offering and the corresponding payment on the remaining First Lien Term Loan Facility was accounted for as a debt refinancing. In connection with the debt refinancing, the Company incurred a loss on extinguishment of $9.5 million comprised of the write-off of capitalized financing costs on the First Lien Term Loan Facility. The Company incurred financing fees of $7.2 million, of which $6.4 million was capitalized and recognized in the Consolidated Balance Sheet as a reduction of long-term debt and $0.8 million was recorded to “Transaction-related expenses” in the Consolidated Statements of Operations.
The 2026 Senior Notes have not been registered under the Securities Act of 1933, as amended (“the Securities Act”), or the securities laws of any other jurisdiction. The 2026 Senior Notes were sold to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A and outside the United States pursuant to Regulation S of the Securities Act.
First Lien and Second Lien Term Loan Facility
As of December 31, 2019, Shift4 Payments, LLC had borrowings of $650.0 million in aggregate principal amount of secured term loans comprised of first lien term loans of $520.0 million due November 30, 2024 (“First Lien Term Loan Facility”) and second lien term loans of $130.0 million due November 30, 2025 (“Second Lien Term Loan Facility”). Interest with respect to the First Lien Term Loan Facility was payable quarterly in arrears at a rate of LIBOR plus 4.50% per annum. Interest with respect to the Second Lien Term Loan Facility was payable quarterly in arrears at a rate of LIBOR plus 8.50% per annum. The interest rate was determined based on Shift4 Payments, LLC first lien leverage ratio for the preceding fiscal quarter. Additional details on the credit agreement governing the First Lien Term Loan Facility are provided below under the heading “Revolving Credit Facility.”

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
Revolving Credit Facility
The credit agreement governing the First Lien Term Loan Facility (“First Lien Credit Agreement”) included a revolving credit facility of $90.0 million (“Revolving Credit Facility”), with a maturity date of November 30, 2022. The First Lien Credit Agreement required compliance with certain financial covenants, including a maximum first lien net leverage ratio, tested quarterly when the loans and certain letters of credit outstanding under the Revolving Credit Facility exceed 35% of the total revolving commitments. In addition, the First Lien Credit Agreement contained various covenants that, among other restrictions, limited the Company’s and its subsidiaries’ ability to incur indebtedness; incur certain liens; consolidate, merge or sell or otherwise dispose of assets; alter the business conducted by the Company and its subsidiaries; make investments, loans, advances, guarantees and acquisitions; enter into sale and leaseback transactions; pay dividends or make other distributions on equity interests, or redeem, repurchase or retire equity interests; enter into transactions with affiliates; enter into agreements restricting the ability to pay dividends; redeem, repurchase or refinance other indebtedness; and amend or modify governing documents. The Company was in compliance with these covenants at December 31, 2020.
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
Borrowings under the First Lien Credit Agreement were guaranteed by each of the Company’s current and future direct and indirect wholly owned domestic subsidiaries, subject to certain customary exceptions as set forth in the First Lien Credit Agreement. The obligations under the First Lien Credit Agreement were secured by a first priority lien on substantially all the property and assets (real and personal, tangible and intangible) of the Company and the other guarantors, subject to certain customary exceptions.

Amended and Restated Revolving Credit Facility
In January 2021, Shift4 Payments, LLC amended and restated its First Lien Credit Agreement (“the Amended Credit Agreement”), and increased the borrowing capacity under the Revolving Credit Facility to $100.0 million. $25.0 million of the Revolving Loan Facility is available for letters of credit. Subject to certain exceptions, all obligations under the First Lien Term Credit Agreement were repaid in full and all commitments thereunder terminated in connection with the Amended Credit Agreement. In connection with the amendment, the Company incurred a loss on extinguishment of debt of $0.2 million, representing unamortized capitalized financing costs, which was recorded to “Loss on extinguishment of debt” in the Consolidated Statements of Operations for the year ended December 31, 2021.
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
The Amended Credit Agreement requires compliance with certain financial covenants, including a maximum secured leverage ratio, tested quarterly when the loans and certain letters of credit outstanding under the Revolving Credit Facility exceed 35% of the total revolving commitments. In addition, the Amended Credit Agreement contains various covenants that, among other restrictions, limit the Company’s and its subsidiaries’ ability to incur indebtedness; incur certain liens; consolidate, merge or sell or otherwise dispose of assets; alter the business conducted by the Company and its subsidiaries; make investments, loans, advances, guarantees and acquisitions; enter into sale and leaseback transactions; pay dividends or make other distributions on equity interests, or redeem, repurchase or retire equity interests; enter into transactions with affiliates; enter into agreements restricting the ability to pay dividends; redeem, repurchase or refinance other indebtedness; and amend or modify governing documents. The Company was in compliance with these covenants as of December 31, 2021.
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
Borrowing capacity on this Revolving Credit Facility was $99.5 million as of December 31, 2021, net of a $0.5 million letter of credit.

Restrictions and covenants
The 2025 Convertible Notes, 2027 Convertible Notes, 2026 Senior Notes and Revolving Credit Facility include certain restrictions on the ability of Shift4 Payments, LLC to make loans, advances, or pay dividends to Shift4 Payments, Inc.
At December 31, 2021 and 2020, the Company was in compliance with all financial covenants.
12.Other Consolidated Balance Sheet Components
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following:

	December 31,
	2021	2020
Prepaid insurance	$3.3	$2.5
Taxes receivable	1.8	1.2
Prepaid merchant signing bonuses (a)	0.7	—
Other prepaid expenses (b)	6.1	6.5
Agent and employee loan receivables	0.2	0.3
Other current assets	0.3	1.0
Total prepaid expenses and other current assets	$12.4	$11.5
(a)Represents deal bonuses paid to merchants to obtain processing contracts, which are amortized over their contractual term of one year.
(b)Other prepaid expenses include prepayments related to information technology, rent, tradeshows and conferences.
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2021	2020
Accrued payroll	$15.3	$2.8
Residuals payable	13.1	6.8
Accrued interest	4.8	3.6
Deferred employer social security tax pursuant to the CARES Act	1.6	3.0
Taxes payable	1.6	1.4
Restructuring accrual	1.5	1.4
Deferred tenant reimbursement allowance	—	3.1
Escrow payable	—	2.3
Accrued rent	—	1.5
Other current liabilities	5.0	4.2
Total accrued expenses and other current liabilities	$42.9	$30.1
13.Fair Value Measurement
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
The contingent liabilities arising from expected earnout payments were measured on the acquisition date using a probability-weighted expected payment model and were remeasured periodically due to changes in management’s estimates of the number of existing point-of-sale merchants that converted to full acquiring merchants. In determining the fair value of the contingent liabilities, management reviewed the then-current results of the acquired business, along with projected results for the remaining earnout period, to calculate the expected earnout payment to be made using the agreed upon formula as laid out in the respective acquisition agreement. The contingent liabilities related to earnout payments were not material as of December 31, 2020. The Company estimated the remaining earnout liability as of December 31, 2020, which was comprised of actual conversions during the fourth quarter 2020 that were fully paid in the first quarter of 2021.
The table below provides a reconciliation of the beginning and ending balances for the Level 3 contingent liabilities:

	Year Ended Year Ended December 31,
	2021	2020	2019
Balance at beginning of period (a)	$—	$32.3	$19.9
Additions (b)	—	1.7	—
Cash payments made for contingent liabilities related to earnout payments	(0.2)	(3.0)	(3.1)
Contingent liabilities related to change of control settled with Class A common stock and restricted stock units	—	(23.2)	—
Fair value adjustments	0.2	(7.8)	15.5
Balance at end of period	$—	$—	$32.3
(a)The balance at beginning of period for the year ended December 31, 2020 includes $30.4 million of contingent liabilities related to change of control and $1.9 million of contingent liabilities related to earnout payments, both of which are included in “Accrued expenses and other current liabilities” on the Consolidated Balance Sheets.
(b)During the three months ended March 31, 2020, certain employment compensation agreements were amended. Consequently, previously recorded deferred compensation liabilities of $1.9 million associated with these agreements, included within “Other noncurrent liabilities” on the Consolidated Balance Sheets at December 31, 2019, were derecognized and new liabilities of $1.7 million were recognized at fair value within “Other noncurrent liabilities” on the Consolidated Balance Sheets. These contingent liabilities were settled at the IPO for 89,842 restricted stock units.
Fair value adjustments are recorded within “General and administrative expenses” within the Consolidated Statements of Operations. There were no transfers into or out of Level 3 during the years ended December 31, 2021, 2020 and 2019.

The estimated fair value of the Company's outstanding debt using quoted prices from over-the-counter markets, considered Level 2 inputs, was as follows.

	December 31, 2021		December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value
2025 Convertible Notes	$690.0	$735.4	$690.0	$843.9
2027 Convertible Notes	632.5	556.5	—	—
2026 Senior Notes	450.0	465.7	450.0	468.0
Total	$1,772.5	$1,757.6	$1,140.0	$1,311.9
Other financial instruments not measured at fair value on the Company’s Consolidated Balance Sheets at December 31, 2021 and 2020 include cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, other noncurrent assets, accounts payable, and accrued expenses and other current liabilities as their estimated fair values reasonably approximate their carrying value as reported on the Consolidated Balance Sheets.
14.Income Taxes
The Company holds an economic interest in Shift4 Payments, LLC and consolidates its financial position and results. The remaining ownership of Shift4 Payments, LLC not held by the Company is considered a noncontrolling interest. Shift4 Payments, LLC is treated as a partnership for income tax reporting and its members, including the Company, are liable for federal, state, and local income taxes based on their share of the LLC’s taxable income. In addition, Shift4 Corporation and VenueNext Inc., two operating subsidiaries of Shift4 Payments, LLC, are considered C-Corporations for U.S. federal, state and local income tax purposes. Taxable income or loss from Shift4 Corporation and VenueNext Inc. is not passed through to Shift4 Payments, LLC. Instead, it is taxed at the corporate level subject to the prevailing corporate tax rates.
Components of income tax benefit (provision) consisted of the following for the years indicated:

	Year Ended December 31,
	2021	2020	2019
Current
Federal	$0.6	$1.4	$(1.1)
State	—	(0.2)	(0.4)
Foreign	—	(0.1)	—
Total current income tax benefit (provision)	0.6	1.1	(1.5)
Deferred
Federal	2.5	1.2	(0.2)
State	—	0.1	—
Total deferred income tax benefit (provision)	2.5	1.3	(0.2)
Total income tax benefit (provision)	$3.1	$2.4	$(1.7)

A reconciliation of the United States statutory income tax rate to the Company’s effective income tax rate is as follows for the years indicated:

	Year Ended December 31,
	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
Noncontrolling interests/effect of pass-through entities (LLC loss)	(7.3%)	(17.1%)	(23.6)%
State income taxes, net of federal benefit	5.3%	1.1%	—%
Permanent items	(1.2%)	1.6%	—%
Change in valuation allowance	(60.1%)	(4.5%)	—%
Equity-based compensation	46.8%	—%	—%
Other	(0.5%)	—%	(0.5)%
Effective income tax rate	4.0%	2.1%	(3.1%)
Details of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2021	2020
Deferred tax assets:
Investment in Shift4 Payments, LLC	$277.2	$181.2
Net operating loss and tax credits carryforward	110.0	19.8
Lease liabilities	2.4	—
Equity-based compensation	1.6	10.2
Accrued expenses	0.9	1.9
Other	6.1	0.8
Subtotal	398.2	213.9
Valuation allowance	(383.0)	(179.5)
Total deferred tax assets	15.2	34.4
Deferred tax liabilities:
2025 Convertible Notes	—	(29.4)
Intangible assets	(9.9)	(5.9)
Fixed assets	(2.2)	(1.8)
Right of use assets	(1.5)	—
Other liabilities	(1.9)	(0.1)
Total deferred tax liabilities	(15.5)	(37.2)
Net deferred tax liability	$(0.3)	$(2.8)
The Company has a deferred tax asset for the difference between the financial reporting and the tax basis of its investment in Shift4 Payments, LLC. The deferred tax asset above does not consider the iterative impact of the Tax Receivable Agreement (“TRA”) liability, as the liability has not been recorded as of December 31, 2021 or 2020.
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred by Shift4 Payments, LLC over the three-year period ended December 31, 2021. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth.

On the basis of this evaluation, as of December 31, 2021 and 2020, a full valuation allowance of $383.0 million and $179.5 million, respectively, has been recorded at Shift4 Payments, Inc. to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income during the carryforward period are increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for growth.
As of December 31, 2021, the Company has $432.5 million federal and $431.1 million state net operating loss carryforwards, which are expected to expire on various dates as follows. The Company’s state net operating loss carryforwards are available to reduce future taxable income, which expire at various times through 2042. The federal net operating loss carryforwards of $378.6 million generated in tax years after 2017 have an unlimited carryforward period, while the remaining $53.9 million generated in earlier tax years have a twenty years carryforward, beginning in 2037.
Below is a tabular reconciliation of the total amounts of unrecognized tax benefits.

	Year Ended December 31,
	2021	2020	2019
Beginning balance	$0.3	$0.3	$—
Increase related to current year tax positions	—	—	0.3
Decrease attributable to settlements with taxing authorities	(0.3)	—	—
Ending balance	$—	$0.3	$0.3
All of the unrecognized tax benefits reflected in the above table would affect the effective tax rate, if recognized.
The Company files income tax returns as required by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company may be subject to examination by federal and certain state and local tax authorities. As of December 31, 2021, the Company’s federal income tax returns for the years 2018 through 2020 and state and local tax returns for the years 2018 through 2020 remain open and are subject to examination.
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
The Company has not recognized a $248.3 million liability under the TRA after concluding it was not probable that such TRA Payments would be paid based on its estimates of future taxable income. No payments were made to the Continuing Equity Owners pursuant to the TRA during the years ended December 31, 2021 or December 31, 2020. The amounts payable under the TRA will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of Shift4 Payments, Inc. in the future. If the valuation allowance recorded against the deferred tax assets applicable to the tax attributes referenced above is released in a future period, the TRA liability may be considered probable at that time and recorded within earnings.

If all of the remaining Continuing Equity Owners were to exchange all of their LLC Units, the Company would recognize an additional deferred tax asset of approximately $460.5 million and a TRA liability of approximately $391.5 million, assuming (i) that the Continuing Equity Owners redeemed or exchanged all of their LLC Units immediately as of December 31, 2021 at a price of $57.90 per share of its Class A common stock, (ii) no material changes in relevant tax law, (iii) a constant corporate tax rate of 24.6%, (iv) that the Company earns sufficient taxable income in each year to realize on a current basis all tax benefits that are subject to the TRA, and (v) that the blocker attributes are not limited pursuant to section 382 of the Internal Revenue Code. The actual amount of deferred tax assets and related liabilities are impacted by the timing of the exchanges, the valuation of Shift4 Corporation, the price of the Company’s shares of Class A common stock at the time of the exchange, and the tax rates then in effect. The Company may elect to completely terminate the TRA early only with the written approval of a majority of its independent directors, although it has no plans to do so at this time. As a result, the Company would be required to make an immediate cash payment equal to the present value of the anticipated future tax benefits that are the subject of the TRA.
15.Lease Agreements
As Lessee
The Company has operating leases primarily for office space and equipment. Most leases are not cancellable prior to their expiration. The Company accounts for leases in accordance with ASC 842 by recording right-of-use assets and lease liabilities. The right-of-use assets represent the Company's right to use underlying assets for the lease term and the lease liability represents the Company's obligation to make lease payments under the leases. The Company determines if an arrangement is or contains a lease at contract inception and exercises judgment and applies certain assumptions when determining the discount rate, lease term and lease payments. ASC 842 requires a lessee to record a lease liability based on the discounted unpaid lease payments using the interest rate implicit in the lease or, if the rate cannot be readily determined, the incremental borrowing rate. Generally, the Company does not have knowledge of the rate implicit in the lease and, therefore, uses its incremental borrowing rate for a lease. The lease term includes the non-cancelable period of the lease plus any additional periods covered by an option to extend that the Company is reasonably certain to exercise.

The following amounts were recorded on the Consolidated Balance Sheet relating to leases:

December 31, 2021
Assets
Operating lease assets (a)	$18.5

Liabilities
Current operating lease liabilities (a)	4.8
Noncurrent operating lease liabilities (a)	17.9
Total lease liabilities	$22.7
(a)Operating lease assets are included within “Right of use assets” and operating lease liabilities are included within “Accrued expenses and other current liabilities” and “Other noncurrent liabilities” in the Company's Consolidated Balance Sheets.
The expected future payments related to leases with initial non-cancellable lease terms in excess of one year at December 31, 2021 are as follows:

2022	$5.3
2023	4.4
2024	4.2
2025	3.3
2026	2.9
Thereafter	4.7
Total lease payments	$24.8
Less: Interest	(2.1)
Present value of minimum payments	$22.7
Total operating lease expense, which is included in “General and administrative expenses” in the Company's Consolidated Statements of Operations, was $6.1 million, $6.4 million, and $4.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Additional information related to operating leases is as follows:

Year ended December 31, 2021
Weighted average remaining in lease term (in years):	5.6
Weighted average discount rate	3.2%

Cash paid for amounts included in the measurement of lease liabilities:
Operating lease payments included in operating cash flows	$6.3
Non-cash additions to operating lease assets	2.3
As Lessor
The Company provides hardware, including terminals and point-of-sale equipment, to its merchants under operating leases. The Company's operating leases generally include options to extend the contract for successive one-year periods. Extension options are not included in the determination of lease income unless, at lease inception, it is reasonably certain that the option will be exercised. The Company’s operating leases do not generally include purchase options.

Lease payments received are recognized as income on a straight-line basis over the term of the agreement in accordance with ASC 606 and classified as gross revenue on the Consolidated Statements of Operations.
Total lease income for the year ended December 31, 2021 was $16.8 million. Variable lease income was not material for the year ended December 31, 2021.
The Company expects to receive future minimum lease payments for hardware provided under the Company’s SaaS agreements of $11.1 million from January 1, 2022 through December 31, 2022. See Note 4 and Note 9 for more information on the accounting for these operating leases.
16.Related Party Transactions
The Company has a service agreement with the Founder, including access to aircrafts and a property. Total expense for this service, which is included in “General and administrative expenses” in the Consolidated Statements of Operations, was $1.0 million for the year ended December 31, 2021 and $0.4 million for each of the years ended December 31, 2020 and 2019. There were no amounts outstanding at December 31, 2021 or 2020. On May 31, 2020, the Company amended the monthly fee and added services in this month-to-month service agreement with the Founder.
Shift4 Payments, LLC incurred management fees to its respective shareholders, prior to the IPO, which is included in “Professional fees” in the Consolidated Statements of Operations, of $0.8 million and $2.0 million for the years ended December 31, 2020 and 2019, respectively. Management fees due to the Company’s respective shareholders were fully paid as of June 30, 2020 and are not required to be paid subsequent to the IPO.
The Company incurred $1.2 million and $1.0 million in costs associated with the September and December Follow-on Offerings, respectively, that were reimbursable by Searchlight, and were included in “Accounts receivable, net” in the Consolidated Balance Sheets at December 31, 2020. The total receivable of $2.2 million was paid in the first quarter of 2021. In the third and fourth quarters of 2021, the Company incurred $1.1 million in costs associated with a proposed Follow-on Offering and costs associated with the exchange of shares by Searchlight that are reimbursable by Searchlight and included in “Accounts receivable, net” on the Company's Consolidated Balance Sheets at December 31, 2021.
In February 2021, the Company accepted the transfer of the right to select a participant for one seat on board Inspiration4, the first all-civilian mission to space, from the Founder, who was also the commander of the mission. The right was transferred to the Company as a non-cash contribution and recorded at its estimated fair value of $2.1 million in “Additional paid-in capital” on the Company’s Consolidated Balance Sheets as of December 31, 2021, and expensed within “Advertising and marketing” on the Company's Consolidated Statements of Operations in March 2021 when the participant was selected for the mission through a contest held by the Company.
In the year ended December 31, 2021, the Company incurred a significant amount of nonrecurring expenses to integrate, rebrand and promote 3dcart to Shift4Shop in conjunction with the Inspiration4 announcement. The Company leveraged this unique opportunity to deploy Shift4Shop and promote the Shift4 brand as a whole. A portion of these expenses represented a combined marketing and promotion effort designed to bring attention to both Shift4Shop and the Inspiration4 mission. Management performed a review of the expenses and determined that certain expenses, totaling $0.9 million for the year ended December 31, 2021 were directly associated with the Inspiration4 mission and were reimbursable by the Founder. As of December 31, 2021, $0.1 million is receivable from the Founder and is recorded as “Accounts receivable” on the Company's Consolidated Balance Sheets.
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

In March 2021, the Founder, through a wholly-owned special purpose vehicle (“SPV”), entered into a variable prepaid forward contract (“VPF Contract”) with an unaffiliated dealer (“Dealer”), covering approximately 2.0 million shares of the Company’s Class A common stock. The VPF Contract is scheduled to settle on specified dates in February, March and April 2023, at which time the actual number of shares of the Company’s Class A common stock to be delivered by the SPV will be determined based on the price of the Company’s Class A common stock on such dates relative to the forward floor price of 73.19 per share and the forward cap price of $137.24 per share, with the aggregate number not to exceed approximately 2.0 million shares, which is the number of shares of Company’s Class B common stock and LLC units pledged by Rook to secure its obligations under the contract. Subject to certain conditions, the SPV can also elect to settle the VPF Contract in cash and thereby retain full ownership of the pledged shares and units.
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
17.Commitments and Contingencies
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
The Company is currently not aware of any legal proceedings or claims that the Company believes will have a material adverse effect on its business, financial condition or operating results.
18.Redeemable Preferred Units
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
During the years ended December 31, 2020 and 2019, $2.1 million and $5.0 million, respectively, of preferred dividends were accrued and recognized as a reduction of “Members’ Deficit.” Preferred dividends outstanding at the time of the IPO were $3.2 million, of which $0.9 million was settled in cash and $2.3 million was converted to LLC Interests in conjunction with the IPO.
In connection with the Reorganization Transactions, the redeemable preferred units were converted into LLC Interests.
19.Stockholders’ Equity/Members’ Deficit
Structure prior to the Reorganization Transactions
Prior to the completion of the Reorganization Transactions, Shift4 Payments, LLC had LLC Interests outstanding in the form of Class A Common units and Class B Common units.
As of December 31, 2019, the Company was authorized to issue 100,000 Class A Common units, and as of December 31, 2019, 60,000 units were issued and outstanding to Searchlight II GWN, L.P., (“SCP”) or (“SCP Common Units”), and 40,000 units were issued and outstanding to Rook Holdings Inc., (“Rook”) or (“Rook Common Units”), a wholly owned corporation of which the Company’s current Chief Executive Officer is the sole stockholder.
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
In connection with the recapitalization:
•A total of 528,150 LLC Interests held by a former equity owner were exchanged for an equal number of shares of Class A common stock of Shift4 Payments, Inc.
•The Company acquired 15,513,817 LLC Interests from Searchlight in exchange for an equal number of shares of Class C common stock of Shift4 Payments, Inc.
•The Company issued 915,503 shares of Class A common stock to satisfy a contingent liability of Shift4 Payments, LLC arising from a previous acquisition. In exchange, Shift4 Payments, LLC issued 915,503 LLC Interests to Shift4 Payments, Inc.
•The Company issued 39,204,989 shares of Class B common stock to the Continuing Equity Owners on a one-for-one basis to the corresponding LLC Interests held by each of the Continuing Equity Owners.

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
In connection with the September Follow-on Offering, the Company also completed the following transactions:
•The redemption by Searchlight of 4,319,532 LLC Interests in exchange for 4,319,532 shares of Class A common stock, and an immediate cancellation of an equivalent number of shares of Class B common stock.
•The conversion of 5,009,911 shares of Class C common stock held by Searchlight to 5,009,911 shares of Class A common stock.
In December 2020, Searchlight sold 9,200,000 shares of the Company’s Class A common stock in a registered public offering. The Company did not sell any shares of Class A common stock in the December Follow-on Offering and did not receive any of the proceeds from, nor incur any expenses for, the sale of shares by Searchlight in the December Follow-on Offering. Searchlight has agreed to reimburse the Company for the costs of the December Follow-on Offering. In connection with the December Follow-on Offering, the Company also completed the following transactions:
•The redemption by Searchlight of 4,259,600 LLC Interests in exchange for 4,259,600 shares of Class A common stock sold, and an immediate cancellation of an equivalent number of shares of Class B common stock.
•The conversion of 4,940,400 shares of Class C common stock held by Searchlight to 4,940,400 shares of Class A common stock sold.
Stock Repurchases

On December 16, 2021, the Company's board of directors authorized commencement of a stock repurchase program. The stock repurchase program authorizes the Company to repurchase up to $100.0 million of the Company’s Class A common stock, par value $0.0001 (“Common Stock”) and will expire on December 31, 2022.
Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and corporate needs. Open market repurchases will be structured to occur within the pricing and volume requirements of Rule 10b-18. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares under this authorization.
This program does not obligate the Company to acquire any particular amount of Common Stock and the program may be extended, modified, suspended or discontinued at any time at the Company’s discretion.
As of December 31, 2021, the Company repurchased 378,475 shares of Common stock for $21.1 million, including commissions paid, at an average price paid of $55.81 per share, which is recorded as “Treasury stock” on the Company's Consolidated Balance Sheets. As of December 31, 2021, approximately $78.9 million remained available for future purchases under the program.
In January 2022, the Company repurchased 245,700 shares of Common stock for $13.9 million, including commissions paid, at an average price paid of $56.48 per share. As of February 23, 2022, approximately $65.0 million remained available for future purchases under the program.
20.Noncontrolling Interests
Shift4 Payments, Inc. is the sole managing member of Shift4 Payments, LLC, and consolidates the financial results of Shift4 Payments, LLC. The noncontrolling interests balance represents the economic interest in Shift4 Payments, LLC held by the Continuing Equity Owners. The following table summarizes the ownership of LLC Interests in Shift4 Payments, LLC:

	December 31, 2021		December 31, 2020
	LLC Interests	Ownership %	LLC Interests	Ownership %
Shift4 Payments, Inc.	56,449,833	68.2%	49,926,802	62.0%
Continuing Equity Owners	26,272,654	31.8%	30,625,857	38.0%
Total	82,722,487	100%	80,552,659	100%
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
21.Equity-based Compensation
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

RSUs and PRSUs
RSUs represent the right to receive shares of the Company’s Class A common stock at a specified date in the future. In connection with the IPO, the Company granted 4,690,167 RSUs under the 2020 Plan, consisting of:
•2,475,830 RSUs not subject to continued service, which vested in June 2021.
•421,548 RSUs subject to continued service, which vested 50% in December 2020, and the remaining 50% in December 2021.
•1,764,535 RSUs subject to continued service, vesting in equal installments at each anniversary of the grant date, over a three-year period.
•28,254 RSUs subject to continued service, granted to non-employee directors, which vested in June 2021. Each non-employee director is also entitled to an annual grant of RSUs valued at $0.1 million on the date of grant and which will vest in full on the date of the Company’s annual shareholder meeting immediately following the date of grant, subject to the non-employee director continuing in service through such meeting date.
Additionally, for the year ended December 31, 2020, the Company granted:
•107,105 RSUs subject to continued service, vesting 20% in October 2021, 30% in October 2022, and 50% in October 2023.
•195,952 RSUs subject to continued service, vesting in equal installments at each anniversary of the grant date, over a three-year period.
•71,403 PRSUs, subject to continued service, which vest in 25% increments based on achievement of certain targets related to the number of new end-to-end merchant sign-ups.
For the year ended December 31, 2021, the Company granted:
•77,326 RSUs not subject to continued service, which vested immediately in March 2021.
•35,973 RSUs issued in connection with the VenueNext acquisition, which vest at anniversary dates ranging from six months to two years.
•943,290 RSUs issued as part of a discretionary equity award program for non-management employees, which vest in equal increments in three, four and five years.
•39,564 RSUs subject to continued service, vesting 20% in 2022, 30% in 2023, and 50% in 2024.
•59,347 PRSUs, subject to continued service, which vest based on achievement of certain targets related to the Company's end-to-end payment volume.
The RSU activity was as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2019	—	$—
Granted	5,064,627	24.30
Vested	(201,425)	23.00
Forfeited or cancelled	(22,694)	23.27
Unvested balance at December 31, 2020	4,840,508	24.35
Granted	1,480,962	58.98
Vested	(3,876,928)	23.98
Forfeited or cancelled	(41,848)	51.91
Unvested balance at December 31, 2021	2,402,694	$43.28

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
The Company recognized equity-based compensation expense and an income tax benefit from equity-based compensation expense as follows.

	Year ended December 31,
	2021	2020
Equity-based compensation expense	$40.8	$66.2
Income tax benefit	—	2.0
At December 31, 2021 and December 31, 2020, the total unrecognized equity-based compensation expense related to outstanding RSUs and PRSUs was $99.0 million and $56.6 million, respectively. The weighted average remaining vesting period over which expense is expected to be recognized is 3.63 years as of December 31, 2021 and 2.40 years as of December 31, 2020.
22.Basic and Diluted Net Loss per Share
The following table presents the calculation of basic and diluted net loss per share for the periods following the Reorganization Transactions under the two-class method. See Note 2 for additional information related to basic and diluted net loss per share.
Basic and diluted loss per share of the Company is calculated for the Company's current outstanding classes of common stock. Prior to the Reorganization Transactions, the Shift4 Payments, LLC membership structure included Class A Common units and Class B Common units. Certain of these units were exchanged for Class A and Class C common stock of the Company in the Reorganization Transactions, but not in a proportionate manner, with the remaining units reflecting a noncontrolling interest in the Company. Therefore, loss per unit information has not been presented for the year ended December 31, 2019 given the completion of the Reorganization Transactions on June 4, 2020, which created the Company's current capital structure, which is not reflective of the capital structure and relative ownership of the Company’s business prior to the Reorganization Transactions in a manner similar to a stock split. Basic and diluted net loss per share for the year ended December 31, 2020 represents the period from June 5, 2020 to December 31, 2020, the period where the Company had outstanding Class A and Class C common stock following the Reorganization Transactions.
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

	Year Ended December 31, 2021	Year Ended December 31, 2020
Net loss	$(74.0)	$(111.4)
Less: Net loss attributable to Shift4 Payments, LLC prior to the Reorganization Transaction	—	(77.9)
Less: Net loss attributable to noncontrolling interests subsequent to the Reorganization Transactions	(25.8)	(15.1)
Net loss attributable to Shift4 Payments, Inc.	(48.2)	(18.4)
Adjustment to net loss attributable to common stockholders	(0.7)	(1.0)
Net loss attributable to common stockholders	$(48.9)	$(19.4)

Numerator - Basic and Diluted:
Net loss attributable to common stockholders	$(48.9)	$(19.4)
Allocation of net loss among common stockholders:
Net loss allocated to Class A common stock	$(42.4)	$(12.1)
Net loss allocated to Class C common stock	$(6.5)	$(7.3)

Denominator - Basic and Diluted:
Weighted average shares of Class A common stock outstanding	47,594,839	28,148,355
Weighted average shares of Class C common stock outstanding	7,329,534	16,882,903

Net loss per share - Basic and Diluted:
Class A common stock	$(0.89)	$(0.43)
Class C common stock	$(0.89)	$(0.43)
The following were excluded from the calculation of diluted net loss per share as the effect would be anti-dilutive.

	Year Ended December 31, 2021	Year Ended December 31, 2020
LLC Interests that convert into potential Class A common shares	26,272,654	30,625,857
RSUs and performance RSUs - employee	2,389,752	2,336,424
RSUs - non-employee directors	12,942	39,745
Total	28,675,348	33,002,026
In addition, for the year ended December 31, 2020, the Company has excluded from the calculation of diluted net loss per share the effect of the conversion of the 2025 Convertible Notes, as the last reported sales price of the Company's common stock was not greater than or equal to 130% of the conversion price for 20 trading days during a period of 30 consecutive trading days prior to December 31, 2020, per the terms of the agreement.
For the year ended December 31, 2021, the Company has excluded from the calculation of diluted net loss per share the effect of the conversion of the 2025 Convertible Notes and 2027 Convertible Notes, as the last reported sales price of the Company's common stock was not greater than or equal to 130% of the conversion price for 20 trading days during a period of 30 consecutive trading days prior to December 31, 2021, per the terms of the agreements.
As discussed in Note 11, the Company will pay in cash the $690.0 million principal of the 2025 Convertible Notes and the $632.5 million principal of the 2027 Convertible Notes with any excess to be paid or delivered in cash or shares of the Company's Class A common stock or a combination of both at the Company's election.

23.Supplemental Cash Flows Information
Supplemental cash flows disclosures and noncash information consisted of the following:

	Year Ended December 31,
	2021	2020	2019
Cash paid for income taxes, net of refunds	$0.4	$0.8	$0.2
Cash paid for interest	20.9	39.2	47.2
Noncash operating activities
Deferred compensation settled with restricted stock units	—	2.1	—
Noncash investing activities
Shares and equity-based compensation awards issued in connection with VenueNext acquisition	26.3	—	—
Shares issued in connection with 3dcart acquisition	—	19.2	—
Equipment for lease	3.1	2.0	—
Capitalized software development costs	0.4	0.6	0.9
Noncash financing activities
Right associated with Inspiration4 seat	2.1	—	—
Repurchases of Class A Common Stock not yet paid	1.6	—	—
Contingent consideration settled with Class A common stock	—	21.1	—
Short-term financing for directors and officers insurance	—	3.4	—
Preferred return on preferred stock settled with LLC Interests	—	2.3	—
Accrued preferred return on redeemable preferred units	—	—	1.2
24.Segments
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
No single customer accounted for more than 10% of the Company’s revenue during the years ended December 31, 2021, 2020 and 2019. The Company’s operations are concentrated in the United States.
The following table summarizes gross revenue by revenue type:

	Year Ended December 31,
	2021	2020	2019
Payments-based revenue (a)	$1,258.0	$684.2	$643.6
Subscription and other revenues	109.5	82.7	87.8
Total gross revenue	1,367.5	766.9	731.4
Less: network fees	861.8	443.9	425.9
Less: Other costs of sales (b)	227.3	145.2	132.1
Gross profit	$278.4	$177.8	$173.4
(a)For the year ended December 31, 2021, payments-based revenue includes nonrecurring payments of $23.1 million the Company made to merchants related to the TSYS outage that are treated as contra revenue and as such reduce payments-based revenue. See Note 4 for more information about the TSYS outage.
(b)For the year ended December 31, 2021, other costs of sales includes nonrecurring payments of $2.8 million the Company made to partners related to the TSYS outage. See Note 4 for more information about the TSYS outage.

25.Subsequent Events
Investment in Interchecks
In January 2022, the Company invested $1.0 million in Interchecks Technologies, Inc. (“Interchecks”), one of the fastest growing instant payment infrastructure and service providers for the online gaming, fintech, and digital ecosystem verticals.
Acquisitions
On March 1, 2022, the Company entered into a definitive agreement to acquire Credorax, Inc. d/b/a Finaro (“Finaro”) for approximately $200.0 million in cash, $325.0 million in shares of the Company’s Class A common stock and a performance-based earnout of up to $50.0 million in Class A common stock. Consummation of the merger is subject to regulatory approvals. Finaro is a cross-border eCommerce platform and bank specializing in solving complex payment problems for multi-national merchants that the Company believes will accelerate its growth in international markets.
On February 28, 2022, the Company acquired The Giving Block, Inc. (“The Giving Block”) for approximately $13.5 million in cash, $40.5 million in shares of the Company’s Class A common stock and a performance-based earnout of up to $61.5 million in cash and $184.5 million in shares of the Company’s Class A common stock. The Giving Block is a cryptocurrency donation marketplace that the Company expects to accelerate its growth in the non-profit sector with significant cross-sell potential.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Limitations on Effectiveness of Disclosure Controls and Procedures
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by COSO in the Internal Control - Integrated Framework (2013). Based on that assessment, management concluded that as of December 31, 2021, the Company’s internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears within Item 8: Financial Statements and Supplementary Data.

Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Merger Agreement – Entry into a Material Definitive Agreement and Unregistered Sales of Equity Securities
On February 28, 2022, Shift4 Payments, LLC (“Shift4 LLC”), a subsidiary of Shift4 Payments, Inc. entered into an agreement and plan of merger (the “Merger Agreement”) with Credorax, Inc., a company incorporated under the laws of the British Virgin Islands and d/b/a Finaro (“Finaro”) alongside (i) Shift4 (BVI) Limited, a company incorporated under the laws of the British Virgin Islands which is a wholly owned subsidiary of Shift4 LLC (“Shift4 Sub”), (ii) Krieg Merger Sub Limited, a company incorporated under the laws of the British Virgin Islands which is a wholly owned subsidiary of Shift4 Sub (“Merger Sub”), and (iii) certain sellers named in the Merger Agreement (the “Sellers”).
Subject to the terms and conditions of the Merger Agreement, the Merger Sub will merge with and into Finaro, with Finaro being the surviving company following the merger and will become the wholly-owned subsidiary of the Shift4 Sub (such merger, the “Merger”). In connection with the Merger, Shift4 Payments, Inc. has provided an undertaking to Finaro that it will comply with the terms of the Merger Agreement (in respect of issuance of the shares of Class A common stock and the restricted stock units in accordance with the terms of the Merger). Shift4 Payments, Inc., Shift4 LLC, Shift4 Sub and Merger Sub are hereinafter referred to as “Buyer Group”.
The Boards of Directors of Shift4 Payments, Inc. and the parties to the Merger Agreement have unanimously approved the Merger Agreement and the transactions contemplated thereby.
The consideration to be delivered by the Buyer Group to the holders of the ordinary shares, ordinary A shares, the warrants and vested options or vested restricted stock units of Finaro as identified in the Merger Agreement, at the closing of the transaction contemplated by the Merger Agreement (the “Closing”) consists of the following (collectively, the “Merger Consideration”):
•Closing Consideration. Payment of $200.0 million in cash by the Buyer Group, $325.0 million in Class A common stock with customary lock-up provisions (the “Closing Consideration Stock”).
•Earn Out. Additional consideration for the Merger of $50.0 million to be paid by the Buyer Group and further distributed contingent upon the achievement of certain milestones as specified in the Merger Agreement.
•In addition, $25.0 million will be provided to employees incentives by way of restricted stock units via a Shift4 Payments plan on a one-third vesting schedule per year.
The Merger is expected to close in the fourth quarter of 2022. The consummation of the Merger is subject to customary closing conditions, including, among others regulatory approvals led by the Buyer Group in the UK, Malta and Hong Kong and specific license authorization requested by Finaro and the Buyer Group from OFAC.
The Merger Agreement contains customary representations and warranties by Finaro and the Buyer Group. The Merger Agreement contains indemnification obligations of the Sellers and the Buyer Group arising from breach of any fundamental representation, certain specified matters or any fraud or willful breach by the Sellers. The breach of business warranties provided by Finaro is covered through a representation and warranty insurance policy of the Buyer Group.
The assertions embodied in the foregoing terms were made solely for purposes of the Merger Agreement, and may be subject to qualifications and limitations agreed to by the parties in connection with negotiating their respective terms. Moreover, they may be subject to a contractual standard of materiality that may be different from what may be viewed as material to stockholders, or may have been used for the purpose of allocating risk between the parties rather than establishing matters as facts. For the foregoing reasons, no person should rely on such representations, warranties, covenants or other terms, provisions or conditions as statements of factual information at the time they were made or otherwise.
Unregistered Sales of Equity Securities
On February 28, 2022, we acquired The Giving Block, Inc. As part of that acquisition, we issued an aggregate of 802,438 million shares of Class A common stock for aggregate consideration of $40.5 million in reliance on the exemptions provided by Rule 144 and Rule 701 promulgated under the Securities Act for transactions not involving a public offering. We also agreed to issue additional shares of Class A common stock as the equity component of earnout consideration for the acquisition in an amount up to $184.5 million.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information relating to our executive officers and directors is included in Part I, Item 1 of this Form 10-K. The remaining information with respect to this Item will be set forth in our proxy statement for the 2022 annual meeting of stockholders (the “2022 Proxy Statement”), which will be filed with the SEC no later than 120 days after December 31, 2021, and is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
Information with respect to this Item will be set forth in our 2022 Proxy Statement, which will be filed with the SEC no later than 120 days after December 31, 2021 and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to this Item will be set forth in our 2022 Proxy Statement, which will be filed with the SEC no later than 120 days after December 31, 2021 and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information with respect to this Item will be set forth in our 2022 Proxy Statement, which will be filed with SEC no later than 120 days after December 31, 2021 and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Information with respect to this Item will be set forth in our 2022 Proxy Statement, which will be filed with the SEC no later than 120 days after December 31, 2021 and is incorporated herein by reference.

PART IV
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
(a)(3) Exhibits
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.
INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed/Furnished Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation Shift4 Payments, Inc.	S-8	333-239042	4.1	06/09/2020

3.2	Amended and Restated By-Laws of Shift4 Payments, Inc.	S-8	333-239042	4.2	06/09/2020

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock.	S-1/A	333-238307	4.1	06/01/2020

4.2	Description of Securities	10-K	001-39313	4.2	03/08/2021

4.3	Indenture, by and among Shift4 Payments, LLC, Shift4 Payments Finance Sub, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee, dated October 29, 2020 (and Form of Note).	8-K	001-39313	4.1	10/29/2020

4.4	Indenture, dated as of December 7, 2020, between Shift4 Payments, Inc. and U.S. Bank National Association, as trustee (and Form of Global Note),	8-K	001-39313	4.1	12/07/2020

4.5	Indenture dated as of July 26, 2021, between Shift4 Payments, Inc. and U.S. Bank National Association, as trustee (and Form of Global Note)	8-K	001-39313	4.1	07/26/2021

10.1	Tax Receivable Agreement, dated June 4, 2020.	10-Q	001-39313	10.1	08/12/2020

10.2	LLC Agreement of Shift4 Payments, LLC, dated June 4, 2020.	10-Q	001-39313	10.2	08/12/2020

10.3	Stockholders Agreement, dated June 4, 2020.	10-Q	001-39313	10.3	08/12/2020

10.4	Registration Rights Agreement, dated June 4, 2020	10-Q	001-39313	10.4	08/12/2020

10.5	Purchase Agreement, by and between Shift4 Payments, Inc. and Rook Holdings, Inc., dated May 31, 2020.	S-1/A	333-238307	10.20	06/01/2020

10.6	Amended and Restated First Lien Credit Agreement, dated January 29, 2021.	8-K	001-39313	10.1	02/02/2021

10.7#	2020 Incentive Award Plan.	S-1/A	333-238307	10.10	06/01/2020

Exhibit Number		Exhibit Description	Incorporated by Reference				Filed/Furnished Herewith
			Form	File No.	Exhibit	Filing Date
10.8#		Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement (No Continued Employment).	S-1/A	333-238307	10.11	06/01/2020

10.9#		Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement (Continued Employment).	S-1/A	333-238307	10.12	06/01/2020

10.10#		Non-Employee Director Compensation Policy.	S-1/A	333-238307	10.18	06/01/2020

10.11#		Form of Indemnification Agreement for Executive Officers and Directors.	S-1/A	333-238307	10.19	06/01/2020

10.12#		Employment Agreement, by and between Shift4 Payments, Inc. and Jared Isaacman, dated May 31, 2020.	10-Q	001-39313	10.11	08/12/2020

10.13#		Employment Agreement by and between Shift 4 Payments, LLC and David T. Lauber, dated February 12, 2018			10.13		*

10.14		Second Lien Credit Agreement, dated as of November 30, 2017, among Shift4 Payments, LLC (f/k/a Lighthouse Network, LLC) as borrower, any holder of the borrower’s Class A common units and subsidiaries of the borrower identified therein, as guarantors, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and the lenders from time to time party thereto	S-1/A	333-238307	10.9	06/03/2020

10.15	`	Amended and Restated First Lien Credit Agreement, dated January 29, 2021.	8-K	001-39313	10.1	02/02/2021

21.1		Subsidiaries of Shift4 Payments, Inc.					*

23.1		Consent of PricewaterhouseCoopers LLP, as to Shift4 Payments, Inc.					*

31.1		Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2		Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1		Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2		Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS		Inline XBRL Instance Document.					*

101.SCH		Inline XBRL Taxonomy Extension Schema Document.					*

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*

101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.					*

101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document.					*

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed/Furnished Herewith
		Form	File No.	Exhibit	Filing Date

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*

104	Cover Page Interactive Data File (formatting as Inline XBRL and contained in Exhibit 101)					*

*    Filed herewith.
**    Furnished herewith.
#    Indicates management contract or compensatory plan.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Shift4 Payments, Inc.

		By:	/s/ Jared Isaacman
Jared Isaacman
Chief Executive Officer (principal executive officer)
Date:	March 1, 2022

		By:	/s/ Bradley Herring
Bradley Herring
Chief Financial Officer (principal financial and accounting officer)
Date:	March 1, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jared Isaacman	Chief Executive Officer and Director	March 1, 2022
Jared Isaacman	(principal executive officer)

/s/ Bradley Herring	Chief Financial Officer	March 1, 2022
Bradley Herring	(principal financial and accounting officer)

/s/ Donald Isaacman	Director	March 1, 2022
Donald Isaacman

/s/ Christopher Cruz	Director	March 1, 2022
Christopher Cruz

/s/ Karen Roter Davis	Director	March 1, 2022
Karen Roter Davis

/s/ Nancy Disman	Director	March 1, 2022
Nancy Disman

/s/ Sarah Goldsmith-Grover	Director	March 1, 2022
Sarah Goldsmith-Grover

/s/ Jonathan Halkyard	Director	March 1, 2022
Jonathan Halkyard