Form 10-Q
period 2022-03-31
Shift4 Payments, Inc.
filed 2022-05-06
CIK 1794669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
(888) 276-2108
(Registrant’s telephone number, including area code)
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
Yes ☐ No ☒
As of April 29, 2022, there were 53,628,417 shares of the registrant’s Class A common stock, $0.0001 par value per share, outstanding, 26,272,654 shares of the registrant’s Class B common stock, $0.0001 par value per share, outstanding and 4,302,657 shares of the registrant’s Class C common stock, $0.0001 par value per share, outstanding.

SHIFT4 PAYMENTS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including, without limitation, statements relating to our future results of operations and financial position, business strategy and plans and objectives of management for future operations, including, among others, statements regarding expected growth, future capital expenditures and debt service obligations, and the anticipated impact of COVID-19 on our business, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions though not all forward-looking statements can be identified by such terms or expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to the following:
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
•our Founder (as defined herein) has significant influence over us, including control over decisions that require the approval of stockholders;

•the ongoing military action between Russia and Ukraine could adversely affect our business, financial condition and results of operations; and
•those factors described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Form 10-K”) and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.
Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties.
You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)(in millions, except share and per share amounts)

	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$1,189.0	$1,231.5
Accounts receivable, net of allowance for doubtful accounts of $9.5 in 2022 ($8.0 in 2021)	223.0	205.9
Inventory	2.9	3.5
Contract assets (Note 3)	0.3	0.3
Prepaid expenses and other current assets (Note 11)	12.9	12.4
Total current assets	1,428.1	1,453.6
Noncurrent assets
Goodwill (Note 5)	627.0	537.7
Other intangible assets, net (Note 6)	213.0	188.5
Capitalized acquisition costs, net (Note 7)	35.3	35.1
Equipment for lease, net (Note 8)	60.0	58.4
Property, plant and equipment, net (Note 9)	18.1	18.4
Right of use assets (Note 14)	17.0	18.5
Investments in securities	32.0	30.5
Other noncurrent assets	1.6	1.9
Total noncurrent assets	1,004.0	889.0
Total assets	$2,432.1	$2,342.6
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$137.3	$121.1
Accrued expenses and other current liabilities (Note 11)	95.2	42.9
Deferred revenue (Note 3)	21.9	15.0
Current lease liabilities (Note 14)	4.4	4.8
Total current liabilities	258.8	183.8
Noncurrent liabilities
Long-term debt (Note 10)	1,735.9	1,738.5
Deferred tax liability (Note 13)	0.4	0.3
Noncurrent lease liabilities (Note 14)	16.6	17.9
Other noncurrent liabilities	2.2	2.4
Total noncurrent liabilities	1,755.1	1,759.1
Total liabilities	2,013.9	1,942.9
Commitments and contingencies (Note 16)
Stockholders' equity (Note 17)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized at March 31, 2022 and December 31, 2021, none issued and outstanding	—	—
Class A common stock, $0.0001 par value per share, 300,000,000 shares authorized, 53,618,573 and 51,793,127 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Class B common stock, $0.0001 par value per share, 100,000,000 shares authorized, 26,272,654 shares issued and outstanding at both March 31, 2022 and December 31, 2021	—	—
Class C common stock, $0.0001 par value per share, 100,000,000 shares authorized, 4,302,657 and 5,035,181 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	659.6	619.2
Treasury stock, at cost; 679,985 shares and 378,475 shares repurchased at March 31, 2022 and December 31, 2021, respectively	(38.3)	(21.1)
Retained deficit	(332.8)	(325.3)
Total stockholders' equity attributable to Shift4 Payments, Inc.	288.5	272.8
Noncontrolling interests (Note 18)	129.7	126.9
Total stockholders' equity	418.2	399.7
Total liabilities and stockholders' equity	$2,432.1	$2,342.6
See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (in millions, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Gross revenue	$401.9	$239.3
Cost of sales	317.3	187.5
Gross profit	84.6	51.8
General and administrative expenses	66.2	53.5
Depreciation and amortization expense	17.3	15.4
Professional fees	8.7	6.2
Advertising and marketing expenses	2.7	20.1
Restructuring expenses (Note 4)	—	0.1
Transaction-related expenses (Note 10)	1.4	—
Total operating expenses	96.3	95.3
Loss from operations	(11.7)	(43.5)
Loss on extinguishment of debt	—	(0.2)
Other income, net	0.2	—
Interest expense	(7.9)	(6.5)
Loss before income taxes	(19.4)	(50.2)
Income tax benefit (provision) (Note 13)	6.2	(0.8)
Net loss (a)	(13.2)	(51.0)
Net loss attributable to noncontrolling interests (b)	(5.7)	(18.2)
Net loss attributable to Shift4 Payments, Inc. (c)	$(7.5)	$(32.8)

Basic and diluted net loss per share:
Class A net loss per share - basic and diluted	$(0.13)	$(0.62)
Class A weighted average common stock outstanding - basic and diluted	52,119,378	42,667,754
Class C net loss per share - basic and diluted	$(0.13)	$(0.62)
Class C weighted average common stock outstanding - basic and diluted	4,573,372	10,009,852

(a) Net loss is equal to comprehensive loss.
(b) Net loss attributable to noncontrolling interests is equal to comprehensive loss attributable to noncontrolling interests.
(c) Net loss attributable to Shift4 Payments, Inc. is equal to comprehensive loss attributable to Shift4 Payments, Inc.

See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited) (in millions, except units and shares)

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional paid-in capital	Treasury Stock		Retained Deficit	Noncontrolling Interests	Total equity
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balances at December 31, 2021	51,793,127	$—	26,272,654	$—	5,035,181	$—	$619.2	(378,475)	$(21.1)	$(325.3)	$126.9	$399.7
Net loss	—	—	—	—	—	—	—	—	—	(7.5)	(5.7)	(13.2)
Issuance of Class A common stock and fair value of equity-based compensation awards assumed in connection with The Giving Block acquisition	785,969	—	—	—	—	—	24.7	—	—	—	11.8	36.5
Repurchases of Class A common stock to treasury stock	—	—	—	—	—	—	4.5	(301,510)	(17.2)	—	(4.5)	(17.2)
Exchange of shares held by Continuing Equity Owners	732,524	—	—	—	(732,524)	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	15.8	—	—	—	—	15.8
Vesting of restricted stock units, net of tax withholding	306,953	—	—	—	—	—	(4.6)	—	—	—	1.2	(3.4)
Balances at March 31, 2022	53,618,573	$—	26,272,654	$—	4,302,657	$—	$659.6	(679,985)	$(38.3)	$(332.8)	$129.7	$418.2

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional paid-in capital	Retained Deficit	Noncontrolling Interests	Total equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2020	39,737,950	$—	30,625,857	$—	10,188,852	$—	$738.3	$(278.7)	$210.4	$670.0
Net loss	—	—	—	—	—	—	—	(32.8)	(18.2)	(51.0)
Cumulative effect of ASU 2020-06 adoption	—	—	—	—	—	—	(111.5)	1.6	—	(109.9)
Issuance of Class A common stock and fair value of equity-based compensation awards assumed in connection with VenueNext acquisition	325,127	—	—	—	—	—	13.5	—	12.8	26.3
Transfer from Founder of right associated with Inspiration4 seat	—	—	—	—	—	—	1.3	—	0.8	2.1
Exchange of shares held by Searchlight	2,000,000	—	(926,000)	—	(1,074,000)	—	6.3	—	(6.3)	—
Equity-based compensation	—	—	—	—	—	—	14.0	—	—	14.0
Vesting of restricted stock units, net of tax withholding	46,503	—	—	—	—	—	(1.4)	—	(1.0)	(2.4)
Balances at March 31, 2021	42,109,580	$—	29,699,857	$—	9,114,852	$—	$660.5	$(309.9)	$198.5	$549.1

See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in millions)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(13.2)	$(51.0)
Adjustment to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	29.1	25.3
Amortization of capitalized financing costs	1.9	1.2
Loss on extinguishment of debt	—	0.2
Deferred income taxes	(6.3)	(0.1)
Provision for bad debts	3.0	6.7
Revaluation of contingent liabilities	—	0.2
Equity-based compensation expense	16.9	14.0
Other noncash items	0.3	0.3
Change in operating assets and liabilities
Accounts receivable	(20.0)	(40.7)
Prepaid expenses and other assets	0.6	1.1
Inventory	1.7	0.1
Accounts payable	15.4	28.0
Accrued expenses and other current liabilities	3.1	6.4
Right of use assets and liabilities, net	(0.1)	—
Deferred revenue	4.7	6.6
Net cash provided by (used in) operating activities	37.1	(1.7)
Investing activities
Acquisitions, net of cash acquired	(12.6)	(40.6)
Acquisition of equipment to be leased	(9.9)	(10.4)
Capitalized software development costs	(8.0)	(3.6)
Customer acquisition costs	(6.3)	(5.4)
Residual commission buyouts	(4.6)	(0.8)
Investments in securities	(1.5)	(16.0)
Acquisition of property, plant and equipment	(1.0)	(0.7)
Net cash used in investing activities	(43.9)	(77.5)
Financing activities
Repurchases of Class A common stock to treasury stock	(18.7)	—
Payments for withholding tax related to vesting of restricted stock units	(12.2)	(2.4)
Deferred financing costs	(4.8)	(0.4)
Repayment of debt	—	(0.9)
Net cash used in financing activities	(35.7)	(3.7)
Change in cash and cash equivalents	(42.5)	(82.9)
Cash and cash equivalents
Beginning of period	1,231.5	927.8
End of period	$1,189.0	$844.9

Supplemental cash flows information and noncash activities are further described in Note 21.
See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share, unit and per unit amounts)
1.Organization, Basis of Presentation and Significant Accounting Policies
Organization
Shift4 Payments, Inc., (“Shift4 Payments”) (“the Company”), was incorporated in Delaware on November 5, 2019 in order to carry on the business of Shift4 Payments, LLC and its consolidated subsidiaries. The Company is a leading provider of integrated payment processing and technology solutions. Through the Shift4 Model, the Company offers software providers a single integration to an end-to-end payments offering, a powerful gateway and a robust suite of technology solutions (including cloud enablement, business intelligence, analytics, and mobile) to enhance the value of their software suites and simplify payment acceptance. The Company provides for its merchants a seamless customer experience at scale, rather than simply acting as one of multiple providers they rely on to operate their businesses. The Shift4 Model is built to serve a range of merchants from small-to-medium-sized businesses to large and complex enterprises across numerous verticals, including food and beverage, hospitality, stadiums and arenas, gaming, specialty retail, non-profits and eCommerce. This includes the Company’s point of sale (“POS”) software offerings, as well as over 425 additional software integrations in virtually every industry.
Basis of Presentation
The accompanying interim condensed consolidated financial statements of the Company are unaudited. These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. As such, these financial statements do not include all information and footnotes required by U.S. GAAP for complete financial statements. The December 31, 2021 Condensed Consolidated Balance Sheet was derived from audited financial statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments consisting only of normal recurring adjustments necessary to state fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP applicable to interim periods. The results of operations for the interim periods presented are not necessarily indicative of results for the full year or future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the fiscal year ended December 31, 2021, as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Form 10-K”).
The unaudited condensed consolidated financial statements include the accounts of Shift4 Payments, Inc. and its wholly-owned subsidiaries. Shift4 Payments, Inc. consolidates the financial results of Shift4 Payments, LLC, which is considered a variable interest entity (“VIE”). Shift4 Payments, Inc. is the primary beneficiary and sole managing member of Shift4 Payments, LLC and has decision making authority that significantly affects the economic performance of the entity. As a result, the Company consolidates Shift4 Payments, LLC, and reports a noncontrolling interest representing the economic interest in Shift4 Payments, LLC held by certain affiliates of Rook and Searchlight Capital Partners (“Searchlight”) (together, the “Continuing Equity Owners”).
All intercompany balances and transactions have been eliminated in consolidation.
The assets and liabilities of Shift4 Payments, LLC represent substantially all of the consolidated assets and liabilities of Shift4 Payments, Inc. with the exception of certain cash balances, contingent consideration for earnout liabilities for The Giving Block, and the aggregate principal amount of $690.0 million of 2025 Convertible Notes and $632.5 million of 2027 Convertible Notes that are held by Shift4 Payments, Inc. directly. As of both March 31, 2022 and December 31, 2021, $9.8 million of cash was held by Shift4 Payments, Inc. As of March 31, 2022, the earnout liabilities for The Giving Block were $59.2 million. Shift4 Payments, Inc., which was established November 5, 2019, has not had any material operations on a standalone basis since its inception, and all of the operations of the Company are carried out by Shift4 Payments, LLC and its subsidiaries.

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share, unit and per unit amounts)
Liquidity and Management’s Plan
As of March 31, 2022, the Company had $1,772.5 million outstanding under its credit facilities and was in compliance with the financial covenants under its debt agreements. The Company expects to be in compliance for at least 12 months following issuance of these unaudited condensed consolidated financial statements. See Note 10 for further information on the Company’s debt obligations.
The rapid spread of COVID-19 resulted in governmental authorities throughout the United States and the rest of the world implementing a variety of containment measures with the objective of slowing the spread of the virus, including travel restrictions, shelter-in-place orders and business shutdowns or other restrictions. The COVID-19 pandemic and these containment measures have had, and could continue to have, a significant impact on the Company’s business. While the Company has experienced year-over-year growth in its gross revenues and end-to-end payment volumes, end-to-end payment volumes in certain merchant categories, particularly those associated with international travel and corporate travel are running lower than pre-COVID-19 pandemic levels. The ultimate impact that the COVID-19 pandemic and any variants will have on the Company’s consolidated results of operations in future periods remains uncertain. The Company will continue to evaluate the nature and extent of these potential impacts to its business, consolidated results of operations and liquidity.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP, requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Significant estimates inherent in the preparation of the accompanying unaudited condensed consolidated financial statements include estimates of fair value of acquired assets and liabilities through business combinations, fair value of contingent liabilities related to earnout payments, fair value of debt instruments, allowance for doubtful accounts, income taxes, investments in securities and noncontrolling interests. Estimates are based on past experience and other considerations reasonable under the circumstances. Actual results may differ from these estimates.
Additionally, the full impact of the COVID-19 pandemic is unknown and cannot be reasonably estimated. However, the Company has made accounting estimates based on the facts and circumstances available as of the reporting date. To the extent there are differences between these estimates and actual results, the unaudited condensed consolidated financial statements may be materially affected.
Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2 to Shift4 Payments, Inc.’s consolidated financial statements as of and for the years ended December 31, 2021 and 2020 in the 2021 Form 10-K. There have been no significant changes to these policies which have had a material impact on the Company’s unaudited condensed consolidated financial statements and related notes during the three months ended March 31, 2022.
Recent Accounting Pronouncements
Accounting Pronouncements Adopted
In February 2016, the FASB issued ASC 842 with amendments in 2018 and 2019. This accounting guidance requires a lessee to record assets and liabilities on the balance sheet for the rights and obligations arising from leases with terms of more than 12 months. On January 1, 2021, the Company adopted ASC 842 using the modified retrospective method, reflecting the adoption in the Company's annual results for the period ended December 31, 2021. Prior period amounts were not adjusted and continue to be reported in accordance with historic accounting under previous lease guidance, ASC Topic 840, Leases (“ASC 840”). The Company elected to use the package of practical expedients permitted under the transition guidance. The Company did not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, or (iii) initial direct costs for any existing leases. For lease agreements where the Company is a lessee that include lease and non-lease components, the Company elected to use the practical expedient on all leases entered into or modified after January 1, 2021 to combine lease and non-lease components for all classes of assets. Additionally, the Company elected to not record on the balance sheet leases with a term of twelve months or less. Upon adoption, the Company recorded right of use assets of $21.4 million and lease liabilities of $25.7 million. The adoption of ASC 842 did not result in a material impact to the consolidated statements of operations or cash flows. See Note 14 for ASC 842-related disclosures.

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share, unit and per unit amounts)
In June 2016, the FASB issued ASU 2016-13: Financial Instruments—Credit Losses (Topic 326), which changes the impairment model for most financial assets, including accounts receivable, and replaces the existing incurred loss impairment model with a current expected credit loss (“CECL”) methodology, which will result in more timely recognition of credit losses. The Company adopted ASU 2016-13 on a modified retrospective basis on December 31, 2021, reflecting the adoption as of January 1, 2021 in the Company's annual results for the period ended December 31, 2021 and interim periods beginning January 1, 2022. The adoption of ASU 2016-13 did not result in a material impact on the Company’s unaudited condensed consolidated financial statements and disclosures.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities From Contracts With Customers. This ASU requires an acquirer to account for revenue contracts acquired in a business combination in accordance with ASC 606, as if it had originated the contracts. Prior to ASU 2021-08, an acquirer generally recognized assets acquired and liabilities assumed in a business combination, including contract assets and contract liabilities arising from revenue contracts with customers and other similar contracts, at fair value on the acquisition date. The Company adopted ASU 2021-08 in the third quarter of 2021 and retrospectively applied the ASU to its acquisitions that occurred in 2021. The adoption of ASU 2021-08 resulted in an increase to “Deferred revenue” of $5.7 million, of which $1.8 million was recognized as an increase to “Gross revenue” for the fiscal year ended December 31, 2021.
In July 2021, the FASB issued ASU 2021-05: Lessors —Certain Leases with Variable Lease Payments, to amend lessor accounting for certain leases with variable lease payments that do not depend on a reference index or a rate and would have resulted in the recognition of a loss at lease commencement if classified as a sales-type or a direct financing lease. ASU 2021-05 amends the classification requirements of such leases for lessors to require operating lease classification. The Company adopted ASU 2021-05 on a retrospective basis effective January 1, 2022. The adoption did not have a significant impact on the Company’s unaudited condensed consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, which provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, subject to certain criteria, that reference the London Interbank Offered Rate (“LIBOR”), or another reference rate that is expected to be discontinued. Companies may elect to apply these amendments through December 31, 2022. The Company is currently evaluating whether we will elect the optional expedients, as well as evaluating the impact of ASU 2020-04 on the Company’s unaudited condensed consolidated financial statements.
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
The Giving Block
On February 28, 2022, the Company acquired The Giving Block, Inc. (“The Giving Block”) for $106.9 million of estimated total purchase consideration, net of cash acquired. The Giving Block is a cryptocurrency donation marketplace that the Company expects to accelerate its growth in the non-profit sector with significant cross-sell potential. Total purchase consideration was as follows.

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share, unit and per unit amounts)

Cash	$16.8
Shares of Class A common stock (a)	36.4
RSUs granted for fair value of equity-based compensation awards (b)	0.1
Contingent consideration (c)	57.8
Total purchase consideration	111.1
Less: cash acquired	(4.2)
Total purchase consideration, net of cash acquired	$106.9

(a) Total purchase consideration includes 785,969 shares of common stock.
(b) The Company assumed all equity awards held by continuing employees. The portion of the fair value of the equity-based compensation awards associated with prior service of The Giving Block employees represents a component of the total consideration as presented above and was valued based on the fair value of The Giving Block awards on February 28, 2022, the acquisition date.

(c) The Company agreed to an earnout due to the former shareholders of The Giving Block in April 2023, calculated as a multiple of revenue earned by The Giving Block from March 1, 2022 to February 28, 2023, not to exceed $246.0 million. The earnout will be paid 75% in a combination of RSUs and shares of the Company’s Class A common stock and 25% in cash. The fair value of the earnout was included in the initial purchase consideration and will be revalued quarterly until the end of the earnout period as a fair value adjustment within “General and administrative expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations. As of March 31, 2022, the fair value of the earnout included in the purchase consideration was $57.8 million, which is recognized in “Accrued expenses and other current liabilities” on the Company’s unaudited Condensed Consolidated Balance Sheets. In addition, a portion of the earnout due in April 2023 is considered post-acquisition compensation expense and will be accrued throughout the earnout period within “General and administrative expenses” on the Company’s unaudited Condensed Consolidated Statements of Operations. As of March 31, 2022, $1.4 million was included in “Accrued expenses and other current liabilities” on the Company’s unaudited Condensed Consolidated Balance Sheets.

The following table summarizes the fair value assigned to the assets acquired and liabilities assumed at the acquisition date. These amounts reflect various preliminary fair value estimates and assumptions, and are subject to change within the measurement period as valuations are finalized. The primary areas of preliminary purchase price allocation subject to change relate to the valuation of contingent consideration, accounts receivable, accrued expenses, other current liabilities assumed and residual goodwill.

Accounts receivable	$0.1
Other intangible assets	26.0
Goodwill (a)	89.3
Deferred revenue	(2.1)
Deferred tax liability	(6.4)
Net assets acquired	$106.9
(a) Goodwill is not deductible for tax purposes.
In the three months ended March 31, 2022, the Company incurred expenses in connection with The Giving Block acquisition of $2.2 million. These expenses are included in “Professional fees” in the Company's unaudited Condensed Consolidated Statements of Operations.
The fair values of intangible assets were estimated using inputs classified as Level 3 under the income approach using either the relief-from-royalty method (developed technology and trade name), the with or without method (donor relationships) or the multi-period excess earnings method (customer relationships). The contingent liability arising from the expected earnout payment included in purchase consideration was measured on the acquisition date using a Monte Carlo simulation in a risk-neutral framework, calibrated to Management's revenue forecasts. The transaction was not taxable for income tax purposes. The weighted average life of developed technology, the trade name, donor relationships and customer relationships is 8 years, 15 years, 5 years and 15 years, respectively. The goodwill arising from the acquisition largely consisted of revenue synergies associated with a larger total addressable market and the ability to cross-sell existing customers, new customers and technology capabilities.
The Giving Block acquisition did not have a material impact on the Company’s unaudited condensed consolidated financial statements. Accordingly, revenue and expenses related to the acquisition and pro forma financial information have not been presented.

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share, unit and per unit amounts)
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
Pending Finaro Acquisition
On March 1, 2022, the Company entered into a definitive agreement to acquire Credorax, Inc. d/b/a Finaro (“Finaro”) for approximately $200.0 million in cash on hand, $325.0 million in shares of the Company’s Class A common stock and a performance-based earnout of up to $50.0 million in the Company’s Class A common stock. Consummation of the merger is subject to regulatory approvals, which the Company expects to receive in the fourth quarter of 2022. Finaro is a cross-border eCommerce platform and bank specializing in solving complex payment problems for multi-national merchants that the Company believes will accelerate its growth in international markets. In the three months ended March 31, 2022, the Company incurred expenses in connection with the Finaro acquisition of $3.6 million. These expenses are included in “Professional fees” in the Company's unaudited Condensed Consolidated Statements of Operations.
3.Revenue
ASC 606: Revenue from Contracts with Customers
Under ASC 606, the Company has three separate performance obligations under its recurring software as a service agreements (“SaaS”) arrangements for point-of-sale systems provided to merchants: (1) point-of-sale software, (2) lease of hardware and (3) other support services.
Disaggregated Revenue
Based on similar operational characteristics, the Company’s revenue from contracts with customers is disaggregated as follows:

	Three Months Ended March 31,
	2022	2021
Payments-based revenue	$371.5	$215.9
Subscription and other revenues	30.4	23.4
Total	$401.9	$239.3
Based on similar economic characteristics, the Company’s revenue from contracts with customers is disaggregated as follows:

	Three Months Ended March 31,
	2022	2021
Over-time revenue	$392.0	$230.2
Point-in-time revenue	9.9	9.1
Total	$401.9	$239.3

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share, unit and per unit amounts)
Contract Assets
Contract assets were as follows:

	March 31, 2022	December 31, 2021
Contract assets, net - beginning of period	$0.3	$—
Less: Contract assets, net - beginning of the period, current	(0.3)	—
Contract assets, net - beginning of period, noncurrent	—	—
Contract assets, net - end of period	0.3	0.3
Less: Contract assets, net - end of the period, current	(0.3)	(0.3)
Contract assets, net - end of period, noncurrent	$0.3	$—
There was no allowance for contract assets as of March 31, 2022 and December 31, 2021.
Contract Liabilities
The Company charges merchants for various post-contract license support/service fees and annual regulatory compliance fees. These fees typically relate to a period of one year. The Company recognizes the revenue on a straight-line basis over its respective period. As of March 31, 2022 and December 31, 2021, the Company had deferred revenue of $24.1 million and $17.4 million, respectively. The change in the contract liabilities was primarily the result of a timing difference between payment from the customer and the Company’s satisfaction of each performance obligation.
The following reflects the amounts the Company recognized as annual service fees and regulatory compliance fees within “Gross revenue” in the Company's unaudited Condensed Consolidated Statements of Operations and the amount of such fees that was included in deferred revenue at the beginning of the respective period.

	Three Months Ended March 31,
	2022	2021
Annual service fees and regulatory compliance fees	$9.6	$4.4
Amount of these fees included in deferred revenue at beginning of period	4.9	2.1
Accounts Receivable
The change in the Company’s allowance for doubtful accounts was as follows:

	March 31, 2022	March 31, 2021
Beginning balance	$8.0	$5.7
Additions to expense (a)	3.0	6.7
Write-offs, net of recoveries and other adjustments	(1.5)	(0.3)
Ending balance	$9.5	$12.1

(a) For the three months ended March 31, 2021, includes a $5.2 million allowance on chargebacks from a single merchant, which is included in “Cost of Sales” on the unaudited Condensed Consolidated Statements of Operations.

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share, unit and per unit amounts)
4.Restructuring
The following table summarizes the changes in the Company’s restructuring accrual:

Balance at December 31, 2021	$1.5
Severance payments	(0.4)
Balance at March 31, 2022	$1.1

The current portion of the restructuring accrual of $1.1 million and $1.5 million at March 31, 2022 and December 31, 2021, respectively, is included within “Accrued expenses and other current liabilities” on the Company's unaudited Condensed Consolidated Balance Sheets and is expected to be paid in 2022.
5.Goodwill
The changes in the carrying amount of goodwill were as follows:

Balance at December 31, 2021	$537.7
The Giving Block Acquisition (Note 2)	89.3
Balance at March 31, 2022	$627.0
6.Other Intangible Assets, Net
Other intangible assets, net consisted of the following:

	Weighted Average Amortization Period (in years)	March 31, 2022
		Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	8	$214.1	$140.8	$73.3
Acquired technology	9	116.2	58.2	58.0
Trademarks and trade names	17	29.3	4.1	25.2
Capitalized software development costs	4	51.7	10.8	40.9
Residual commission buyouts (a)	3	23.6	8.0	15.6
Total intangible assets		$434.9	$221.9	$213.0

	Weighted Average Amortization Period (in years)	December 31, 2021
		Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	8	$200.1	$133.7	$66.4
Acquired technology	9	113.2	54.9	58.3
Trademarks and trade names	18	20.3	3.8	16.5
Capitalized software development costs	4	42.6	9.1	33.5
Residual commission buyouts (a)	3	20.3	6.5	13.8
Total intangible assets		$396.5	$208.0	$188.5

(a) Residual commission buyouts include contingent payments of $4.4 million and $4.2 million as of March 31, 2022 and December 31, 2021, respectively.

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share, unit and per unit amounts)
As of March 31, 2022, the estimated amortization expense for intangible assets for each of the five succeeding years and thereafter is as follows:

2022 (remaining nine months)	$37.5
2023	41.6
2024	36.4
2025	27.1
2026	20.9
Thereafter	49.5
Total	$213.0
Amounts charged to expense in the Company's unaudited Condensed Consolidated Statements of Operations for amortization of intangible assets were as follows:

	Three Months Ended March 31,
	2022	2021
Depreciation and amortization expense	$9.3	$10.1
Cost of sales	5.4	4.5
Total	$14.7	$14.6
7.Capitalized Acquisition Costs, Net
Capitalized acquisition costs, net were $35.3 million and $35.1 million at March 31, 2022 and December 31, 2021, respectively. This consisted of upfront processing bonuses with a gross carrying value of $70.5 million and $69.1 million less accumulated amortization of $35.2 million and $34.0 million at March 31, 2022 and December 31, 2021, respectively.
Capitalized acquisition costs had a weighted average amortization period of three years at both March 31, 2022 and December 31, 2021. Amortization expense for capitalized acquisition costs was $6.1 million and $5.0 million for the three months ended March 31, 2022 and 2021, respectively, and was included in “Cost of sales” in the Company's unaudited Condensed Consolidated Statements of Operations.
As of March 31, 2022, the estimated future amortization expense for capitalized acquisition costs is as follows:

2022 (remaining nine months)	$15.4
2023	14.0
2024	5.7
2025	0.2
Total	$35.3
8.Equipment for Lease, Net
Equipment for lease, net consisted of the following:

	Weighted Average Depreciation Period (in years)	March 31, 2022
		Carrying Value	Accumulated Depreciation	Net Carrying Value
Equipment under lease	3	$79.4	$29.6	$49.8
Equipment held for lease (a)	N/A	10.2	—	10.2
Total equipment for lease		$89.6	$29.6	$60.0

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share, unit and per unit amounts)

	Weighted Average Depreciation Period (in years)	December 31, 2021
		Carrying Value	Accumulated Depreciation	Net Carrying Value
Equipment under lease	3	$72.9	$24.2	$48.7
Equipment held for lease (a)	N/A	9.7	—	9.7
Total equipment for lease, net		$82.6	$24.2	$58.4

(a) Represents equipment that was not yet initially deployed to a merchant and, accordingly, is not being depreciated.
The amount charged to “Depreciation and amortization expense” in the Company's unaudited Condensed Consolidated Statements of Operations for depreciation of equipment under lease was $7.0 million and $4.5 million for the three months ended March 31, 2022 and 2021, respectively.
9.Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	March 31, 2022	December 31, 2021
Equipment	$11.2	$10.5
Capitalized software	5.2	5.1
Leasehold improvements	9.1	9.1
Furniture and fixtures	1.9	2.0
Vehicles	0.3	0.3
Total property, plant and equipment, gross	27.7	27.0
Less: Accumulated depreciation	(9.6)	(8.6)
Total property, plant and equipment, net	$18.1	$18.4
Amounts charged to expense in the Company's unaudited Condensed Consolidated Statements of Operations for depreciation of property, plant and equipment were as follows:

	Three Months Ended March 31,
	2022	2021
Depreciation and amortization expense	$1.0	$0.8
Cost of sales	0.3	0.4
Total depreciation expense	$1.3	$1.2

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share, unit and per unit amounts)
10.Debt
The Company’s outstanding debt consisted of the following:

	Maturity	Effective interest rate	March 31, 2022	December 31, 2021
Convertible Notes due 2025 (2025 Convertible Notes)	December 15, 2025	0.48%	$690.0	$690.0
Convertible Notes due 2027 (2027 Convertible Notes)	August 1, 2027	0.89%	632.5	632.5
Senior Notes due 2026 (2026 Senior Notes)	November 1, 2026	5.125%	450.0	450.0
Total borrowings			1,772.5	1,772.5
Less: Unamortized capitalized financing costs			(36.6)	(34.0)
Total long-term debt			$1,735.9	$1,738.5
Amortization of capitalized financing fees is included in “Interest expense” in the Company's unaudited Condensed Consolidated Statements of Operations. Amortization expense for capitalized financing fees was $1.9 million and $1.2 million for the three months ended March 31, 2022 and 2021, respectively.
Future principal payments
As of March 31, 2022, future principal payments associated with the Company's long-term debt were as follows:

2025	$690.0
2026	450.0
2027	632.5
Total	$1,772.5
Convertible Notes due 2025
The net carrying amount of the Convertible Senior Notes due 2025 (“2025 Convertible Notes”) was as follows:

	March 31, 2022	December 31, 2021
Principal outstanding	$690.0	$690.0
Unamortized debt issuance costs	(12.2)	(13.0)
Net carrying value	$677.8	$677.0
Convertible Notes due 2027
The net carrying amount of the 0.50% Convertible Senior Notes due 2027 (“2027 Convertible Notes”) was as follows:

	March 31, 2022	December 31, 2021
Principal outstanding	$632.5	$632.5
Unamortized debt issuance costs	(13.2)	(13.8)
Net carrying value	$619.3	$618.7

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share, unit and per unit amounts)
Senior Notes due 2026
In March 2022, Shift4 Payments, LLC (the “Issuer”) and Shift4 Payments Finance Sub, Inc. (the “Co-Issuer” and together with the Issuer, the “Issuers”), completed a consent solicitation to amend the indenture governing the $450.0 million principal amount of 4.625% Senior Notes due 2026 (“2026 Senior Notes”) to allow for the repurchase of capital stock as part of the Market Capitalization exception that had been included. In connection with the solicitation, the Company paid $4.5 million of consent payments to note holders, which was capitalized and recognized in the unaudited Condensed Consolidated Balance Sheets as a reduction of long-term debt as of March 31, 2022, and incurred fees of $1.4 million, which were recorded to “Transaction-related expenses” in the unaudited Condensed Consolidated Statements of Operations in the three months ended March 31, 2022.
Revolving Credit Facility
Borrowing capacity on the Company’s Revolving Credit Facility under the First Lien Credit Agreement (“Revolving Credit Facility”) was $99.5 million as of March 31, 2022, net of a $0.5 million letter of credit.
Restrictions and Covenants
The 2025 Convertible Notes, 2026 Senior Notes, 2027 Convertible Notes (collectively, the “Notes”) and Revolving Credit Facility include certain restrictions on the ability of Shift4 Payments, LLC to make loans, advances, or pay dividends to Shift4 Payments, Inc.
At March 31, 2022 and December 31, 2021, the Company was in compliance with all financial covenants.
Other than as provided above, there are no significant changes to the information disclosed in the 2021 Form 10-K.
11.Other Consolidated Balance Sheet Components
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following:

	March 31, 2022	December 31, 2021
Prepaid insurance	$1.6	$3.3
Prepaid merchant signing bonuses (a)	0.3	0.7
Other prepaid expenses (b)	8.4	6.1
Taxes receivable	1.7	1.8
Agent and employee loan receivables	0.5	0.2
Other current assets	0.4	0.3
Total prepaid expenses and other current assets	$12.9	$12.4

(a) Represents deal bonuses paid to merchants to obtain processing contracts, which are amortized over their contractual term of one year.
(b) Includes prepayments related to information technology, rent, tradeshows and conferences.

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share, unit and per unit amounts)
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2022	December 31, 2021
Contingent liability earnout - The Giving Block (a)	$59.2	$—
Residuals payable	14.5	13.1
Accrued interest	9.2	4.8
Accrued payroll	2.6	15.3
Taxes payable	1.8	1.6
Deferred employer social security tax pursuant to the CARES Act	1.6	1.6
Restructuring accrual	1.1	1.5
Other current liabilities	5.2	5.0
Total accrued expenses and other current liabilities	$95.2	$42.9

(a) Represents the fair value of the contingent liability earnout for The Giving Block as of March 31, 2022, including $57.8 million of estimated purchase consideration and $1.4 million of post-acquisition compensation expense. See Note 3 for more information.

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
•Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
•Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include items where the determination of fair value requires significant management judgment or estimation.
The Company makes recurring fair value measurements of contingent liabilities arising from certain acquisitions using Level 3 unobservable inputs. These amounts relate to expected earnout payments related to the number of existing point-of-sale merchants that convert to full acquiring merchants.
In conjunction with the acquisition of The Giving Block, Inc. on February 28, 2022, the Company entered into a contingent consideration agreement that requires the Company to pay up to $246.0 million if certain revenue thresholds of the acquired business are achieved for the twelve months ending February 28, 2023. The fair value of the contingent consideration was estimated using a Monte-Carlo simulation model, which included significant unobservable Level 3 inputs, such as projected financial performance over the earn-out period along with estimates for revenue volatility (16.7%) and the discount rate (7.1%). See Note 3 for more information on the terms of the earnout agreement. The estimated fair value of the contingent consideration related to purchase consideration of $57.8 million as of March 31, 2022 was recognized in “Accrued expenses and other current liabilities” on the Company’s unaudited Condensed Consolidated Balance Sheets.

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share, unit and per unit amounts)
The table below provides a reconciliation of the beginning and ending balances for the Level 3 contingent liabilities:

	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$—	$—
Contingent consideration for The Giving Block acquisition	57.8	—
Cash payments made for contingent liabilities related to earnout payments	—	(0.2)
Fair value adjustments	—	0.2
Balance at end of period	$57.8	$—
Fair value adjustments are recorded within “General and administrative expenses” in the Company's unaudited Condensed Consolidated Statements of Operations. There were no transfers into or out of Level 3 during the three months ended March 31, 2022 and 2021.
The estimated fair value of the Company's outstanding debt using quoted prices from over-the-counter markets, considered Level 2 inputs, was as follows.

	March 31, 2022		December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value
2025 Convertible Notes	$690.0	$725.6	$690.0	$735.4
2027 Convertible Notes	632.5	554.1	632.5	556.5
2026 Senior Notes	450.0	437.1	450.0	465.7
Total	$1,772.5	$1,716.8	$1,772.5	$1,757.6
Other financial instruments not measured at fair value on the Company’s unaudited Condensed Consolidated Balance Sheets at March 31, 2022 and December 31, 2021 include cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, other noncurrent assets, accounts payable, and accrued expenses and other current liabilities as their estimated fair values reasonably approximate their carrying value as reported on the Company's unaudited Condensed Consolidated Balance Sheets.
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
The Company has assessed the realizability of the net deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has recorded a full valuation allowance against the deferred tax assets at Shift4 Payments, Inc. as of March 31, 2022, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.
The Company’s effective tax rate was (32.0)% and 1.6% for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate for the three months ended March 31, 2022 was different than the U.S. federal statutory income tax rate of 21% primarily due to the loss allocated to the noncontrolling interest, the full valuation allowance on Shift4 Payments, Inc. and VenueNext, Inc. in the United States, and a $6.4 million income tax benefit related to the valuation allowance release due to acquired deferred tax liabilities from The Giving Block. The effective tax rate for the three months ended March 31, 2021 was different than the U.S. federal statutory income tax rate of 21% primarily due to the loss allocated to the noncontrolling interest and the full valuation allowances on Shift4 Payments, Inc. and VenueNext, Inc. in the United States.

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share, unit and per unit amounts)
Tax Receivable Agreement
The Company expects to obtain an increase in its share of the tax basis in the net assets of Shift4 Payments, LLC as LLC Interests are redeemed from or exchanged by the Continuing Equity Owners, at the option of the Company, determined solely by the Company’s independent directors. The Company intends to treat any redemptions and exchanges of LLC Interests as direct purchases of LLC Interests for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that it would otherwise pay in the future to various tax authorities. In connection with the Reorganization Transactions and the IPO, the Company entered into the Tax Receivable Agreement (“TRA”) with the Continuing Equity Owners.
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
The Company has not recognized a $248.3 million liability under the TRA after concluding it was not probable that such TRA Payments would be paid based on its estimates of future taxable income. No payments were made to the Continuing Equity Owners pursuant to the TRA during the three months ended March 31, 2022. The amounts payable under the TRA will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of Shift4 Payments, Inc. in the future. If the valuation allowance recorded against the deferred tax assets applicable to the tax attributes referenced above is released in a future period, the TRA liability may be considered probable at that time and recorded within earnings.
If all of the remaining Continuing Equity Owners were to exchange all of their LLC Units, the Company does not expect the deferred tax asset or TRA liability to vary substantially from the amounts reported in the 2021 Form 10-K. The actual amount of deferred tax assets and related liabilities are impacted by the timing of the exchanges, the valuation of Shift4 Corporation, the price of the Company’s shares of Class A common stock at the time of the exchange, and the tax rates then in effect.
14.Lease Agreements
As Lessee
The Company has operating leases primarily for office space and equipment. The following amounts were recorded on the Company's unaudited Condensed Consolidated Balance Sheets relating to leases:

	March 31, 2022	December 31, 2021
Assets
Operating lease assets	$17.0	$18.5
Liabilities
Current operating lease liabilities	4.4	4.8
Noncurrent operating lease liabilities	16.6	17.9
Total lease liabilities	$21.0	$22.7
Operating lease assets are included within “Right of use assets” and operating lease liabilities are included within “Accrued expenses and other current liabilities” and “Other noncurrent liabilities” in the Company's unaudited Condensed Consolidated Balance Sheets.

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share, unit and per unit amounts)
The expected future payments related to leases with initial non-cancellable lease terms in excess of one year at March 31, 2022:

2022 (remaining nine months)	$3.8
2023	4.4
2024	4.3
2025	3.3
2026	2.8
Thereafter	4.4
Total lease payments	$23.0
Less: Interest	(2.0)
Present value of minimum payments	$21.0
Total operating lease expense, which is included in “General and administrative expenses” in the Company's unaudited Condensed Consolidated Statements of Operations, was $1.4 million and $1.7 million for the three months ended March 31, 2022 and 2021, respectively.
Supplemental balance sheet information related to leases was as follows:

	March 31, 2022	December 31, 2021
Weighted average remaining in lease term (in years):	5.5	5.6
Weighted average discount rate	3.2%	3.2%
Operating lease payments included in operating cash flows were $1.5 million and $1.6 million for the three months ended March 31, 2022 and 2021, respectively.
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
Lease payments received are recognized as income on a straight-line basis over the term of the agreement in accordance with ASC 606 and classified as gross revenue on the Company's unaudited Condensed Consolidated Statements of Operations.
Total lease income for the three months ended March 31, 2022 and 2021 was $4.3 million and $4.0 million, respectively. Variable lease income was not material for the three months ended March 31, 2022 or 2021.
The Company expects to receive future minimum lease payments for hardware provided under the Company’s SaaS agreements of $10.3 million from April 1, 2022 through March 31, 2023. See Note 3 and Note 8 for more information on the accounting for these operating leases.
15.Related Party Transactions
The Company has a service agreement with Jared Isaacman, the Company’s Chief Executive Officer and founder (“Founder”), including access to aircrafts and a property. Total expense for this service, which is included in “General and administrative expenses” in the unaudited Condensed Consolidated Statements of Operations, was $0.2 million for both the three months ended March 31, 2022 and 2021. There were no amounts outstanding at March 31, 2022 or December 31, 2021.
In the third and fourth quarters of 2021, the Company incurred $1.1 million in costs associated with a proposed Follow-on Offering that are reimbursable by Searchlight. As of March 31, 2022 and December 31, 2021, $0.5 million and $1.1 million, respectively, are included in "Accounts receivable, net" on the Company's unaudited Condensed Consolidated Balance Sheets.

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share, unit and per unit amounts)
In February 2021, the Company accepted the transfer of the right to select a participant for one seat on board Inspiration4, the first all-civilian mission to space, from the Founder, who is also the commander of the mission. The right was transferred to the Company as a non-cash contribution and recorded at its estimated fair value of $2.1 million in “Additional paid-in capital” on the Company’s unaudited Condensed Consolidated Balance Sheets as of March 31, 2022, and expensed within “Advertising and marketing” on the Company's unaudited Condensed Consolidated Statements of Operations in March 2021 when the participant was selected for the mission through a contest held by the Company.
In the fiscal year ended December 31, 2021, the Company incurred a significant amount of nonrecurring expenses to integrate, rebrand and promote 3dcart to Shift4Shop in conjunction with the Inspiration4 announcement. Certain expenses, totaling $0.1 million, were directly associated with the Inspiration4 mission and were reimbursable by the Founder. As of March 31, 2022 and December 31, 2021, a $0.1 million receivable from the Founder was recorded as "Accounts receivable" on the Company's unaudited Condensed Consolidated Balance Sheets.
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

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share, unit and per unit amounts)
17.Stockholders’ Equity/Members’ Deficit
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
As of December 31, 2021, the Company repurchased 378,475 shares of Common stock for $21.1 million, including commissions paid, at an average price paid of $55.81 per share.
In the three months ended March 31, 2022, the Company repurchased 301,510 shares of Common stock for $17.2 million, including commissions paid, at an average price paid of $56.78 per share. As of March 31, 2022, approximately $61.8 million remained available for future purchases under the program.
The shares repurchased are recorded as “Treasury stock” on the Company's unaudited Condensed Consolidated Balance Sheets.
In April 2022, the Company repurchased 1,126,277 shares of Common stock for $61.3 million, including commissions paid, at an average price paid of $54.39 per share.
18.Noncontrolling Interests
Shift4 Payments, Inc. is the sole managing member of Shift4 Payments, LLC, and consolidates the financial results of Shift4 Payments, LLC. The noncontrolling interests balance represents the economic interest in Shift4 Payments, LLC held by the Continuing Equity Owners. The following table summarizes the ownership of LLC Interests in Shift4 Payments, LLC:

	March 31, 2022		December 31, 2021
	LLC Interests	Ownership %	LLC Interests	Ownership %
Shift4 Payments, Inc.	57,241,245	68.5%	56,449,833	68.2%
Continuing Equity Owners	26,272,654	31.5%	26,272,654	31.8%
Total	83,513,899	100%	82,722,487	100%
19.Equity-based Compensation
2020 Incentive Award Plan
In June 2020, the Company adopted the 2020 Incentive Award Plan (“2020 Plan”), which provides for the grant of stock options, restricted stock dividend equivalents, stock payments, Restricted Stock Units (“RSUs”), Performance Restricted Stock Units (“PRSUs”), stock appreciation rights, and other stock or cash awards. A maximum of 418,973 shares of the Company’s common stock is available for issuance under the 2020 Plan. The number of shares available for issuance is subject to an annual increase on the first day of each year beginning in 2021 and ending in and including 2030, equal to the lesser of (1) 1% of the shares outstanding (on an as-converted basis, taking into account any and all securities convertible into, or exercisable, exchangeable or redeemable for, shares of Common Stock (including LLC Interests of Shift4 Payments, LLC)) on the last day of the immediately preceding fiscal year and (2) such smaller number of shares as determined by the Company’s board of directors.

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share, unit and per unit amounts)
On April 28, 2022, the Company’s Board of Directors adopted the amendment and restatement of the Shift4 Payments, Inc. 2020 Incentive Award Plan (the “Restated Equity Plan”), subject to stockholder approval. The Restated Equity Plan will become effective if it is approved by the stockholders at the Company’s annual meeting of stockholders to be held on June 10, 2022. If approved, the Restated Equity Plan would (a) increase the number of shares available for issuance under the Restated Equity Plan to a total of 7,500,000 shares of common stock available for issuance, (b) approve an increase in the annual “evergreen” increase to the number of shares of the Company’s common stock available for issuance under the Restated Equity Plan from 1% of the shares outstanding to 2% of the shares outstanding, (c) limit the number of shares of the Company’s common stock that may be issued upon the exercise of incentive stock options to no more than 7,500,000 shares, and (d) extend the term of the Restated Equity Plan to ten years from the date it was adopted by the Company’s Board of Directors.
RSUs and PRSUs
RSUs represent the right to receive shares of the Company’s Class A common stock at a specified date in the future.
The RSU activity for the three months ended March 31, 2022 was as follows:

	Three Months Ended March 31, 2022
	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested balance at beginning of period	2,402,694	$43.28
Granted (a)	491,639	45.86
Vested	(53,647)	57.99
Forfeited or cancelled	(184,011)	43.03
Unvested balance at end of period	2,656,675	$45.24

(a) Includes 157,330 RSUs not subject to continued service, which vested immediately in March 2022 and 16,422 RSUs issued in connection with The Giving Block acquisition, of which 9,347 RSUs vest in equal installments in December 2022, 2023 and 2024 and 7,075 RSUs which are not subject to continued service, and vested immediately in March 2022.

The grant date fair value of RSUs and PRSUs subject to continued service or those that vest immediately was determined based on the price of the Company’s Class A common stock on the grant date.
The Company recognized equity-based compensation expense of $16.9 million and $14.0 million for the three months ended March 31, 2022 and 2021, respectively. At March 31, 2022, the total unrecognized equity-based compensation expense related to outstanding RSUs and PRSUs was $102.3 million, which is expected to be recognized over a weighted-average period of 3.50 years.
20.Basic and Diluted Net Loss per Share
The following table presents the calculation of basic and diluted net loss per share under the two-class method.
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

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share, unit and per unit amounts)

	Three Months Ended March 31,
	2022	2021
Net loss	$(13.2)	$(51.0)
Less: Net loss attributable to noncontrolling interests	5.7	18.2
Net loss attributable to Shift4 Payments, Inc.	$(7.5)	$(32.8)
Adjustment to net loss attributable to common stockholders	—	0.2
Net loss attributable to common stockholders	$(7.5)	$(32.6)

Numerator - Basic and Diluted:
Net loss attributable to common stockholders	$(7.5)	$(32.6)
Allocation of net loss among common stockholders:
Net loss allocated to Class A common stock	$(6.9)	$(26.4)
Net loss allocated to Class C common stock	$(0.6)	$(6.2)

Denominator - Basic and Diluted:
Weighted average shares of Class A common stock outstanding	52,119,378	42,667,754
Weighted average shares of Class C common stock outstanding	4,573,372	10,009,852

Net loss per share - Basic and Diluted:
Class A common stock	$(0.13)	$(0.62)
Class C common stock	$(0.13)	$(0.62)
The following were excluded from the calculation of diluted net loss per share as the effect would be anti-dilutive.

	Three Months Ended March 31,
	2022	2021
LLC Interests that convert into potential Class A common shares	26,272,654	29,699,857
RSUs and performance RSUs - employee	2,643,733	2,363,289
RSUs - non-employee directors	12,942	38,819
Total	28,929,329	32,101,965
For the three months ended March 31, 2022, the Company has excluded from the calculation of diluted net loss per share the effect of the conversion of the 2025 Convertible Notes and 2027 Convertible Notes, as the last reported sales price of the Company's common stock was not greater than or equal to 130% of the conversion price for 20 trading days during a period of 30 consecutive trading days prior to March 31, 2022, per the terms of the agreements.
For the three months ended March 31, 2021, the Company has excluded from the calculation of diluted net loss per share the effect of the conversion of the 2025 Convertible Notes, as the last reported sales price of the Company's common stock was not greater than or equal to 130% of the conversion price for 20 trading days during a period of 30 consecutive trading days prior to March 31, 2021, per the terms of the agreement.
The Company will pay in cash the $690.0 million principal of the 2025 Convertible Notes and the $632.5 million principal of the 2027 Convertible Notes with any excess to be paid or delivered in cash or shares of the Company's Class A common stock or a combination of both at the Company's election.
In addition, for the three months ended March 31, 2022, the Company has excluded from the calculation of diluted net loss per share the effect of shares of the Company’s Class A common stock to be issued in connection with the earnout due to the former shareholders of The Giving Block. The earnout will be calculated as a multiple of revenue earned by The Giving Block from March 1, 2022 to February 28, 2023, not to exceed $246.0 million in total, of which 75% will be paid in a combination of RSUs and shares of the Company’s Class A common stock. See Note 2 for more information.

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share, unit and per unit amounts)
21.Supplemental Cash Flows Information
Supplemental cash flows disclosures and noncash information consisted of the following:

	Three Months Ended March 31,
	2022	2021
Cash paid for interest	$1.6	$—
Noncash investing activities
Shares and equity-based compensation awards issued in connection with The Giving Block acquisition	36.5	—
Shares and equity-based compensation awards issued in connection with VenueNext acquisition	—	26.3
Equipment for lease	3.9	—
Capitalized software development costs	2.2	—
Capitalized acquisition costs	—	0.7
Noncash financing activities
Right associated with Inspiration4 seat	—	2.1
22.Segments
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
The following table summarizes gross revenue by revenue type:

	Three Months Ended March 31,
	2022	2021
Payments-based revenue	$371.5	$215.9
Subscription and other revenues	30.4	23.4
Total gross revenue	401.9	239.3
Less: network fees	253.1	141.8
Less: Other costs of sales	64.2	45.7
Gross profit	$84.6	$51.8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the information presented in unaudited condensed consolidated financial statements and the related notes and other financial data and other financial data included elsewhere in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 1, 2022 (the “2021 Form 10-K”). In addition to historical information, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, liquidity and capital resources, that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described in “Cautionary Note Regarding Forward-Looking Statements,” and “Risk Factors” in Part I, Item 1A. of our 2021 Form 10-K. We assume no obligation to update any of these forward-looking statements.
As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to:
•“we,” “us,” “our,” the “Company,” “Shift4” and similar references refer to Shift4 Payments, Inc. and, unless otherwise stated, all of its subsidiaries.
•“Continuing Equity Owners” refers collectively to Searchlight, our Founder and their respective permitted transferees who may redeem at each of their options, in whole or in part from time to time, their LLC Interests for, at our election, cash or newly-issued shares of Shift4 Payments, Inc.’s Class A common stock.
•“LLC Interests” refers to the common units of Shift4 Payments, LLC.
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
Our end-to-end payments offering combines our payments platform, including our proprietary gateway and breadth of software integrations, and our suite of technology solutions to create a compelling value proposition for our merchants. Our end-to-end payment volume was $13.4 billion and $8.0 billion for the three months ended March 31, 2022 and 2021, respectively. This end-to-end payment volume contributed approximately 69% and 61% of gross revenue less network fees for the three months ended March 31, 2022 and 2021, respectively.
Our merchants range from small to medium sized businesses (“SMBs”) to large enterprises across numerous verticals including food and beverage, hospitality, stadiums and arenas, gaming, specialty retail, non-profits and eCommerce.
Recent developments
Caring with Crypto
In March 2022, we announced the launch of the “Caring with Crypto” campaign to raise over $20.0 million for nonprofit organizations on The Giving Block, Inc.’s (“The Giving Block”) cryptocurrency (“crypto”) fundraising platform. Our Founder will personally match up to $10.0 million in crypto donations by existing and new non-profit customers of The Giving Block.
Stock Repurchases
In the three months ended March 31, 2022, we repurchased 301,510 shares of Common stock for $17.2 million, including commissions paid, at an average price paid of $56.78 per share, which is recorded as “Treasury stock” in the accompanying unaudited Condensed Consolidated Balance Sheets. As of March 31, 2022, approximately $61.8 million remained available for future purchases under the program. In April 2022, we repurchased 1,126,277 shares of Common stock for $61.3 million, including commissions paid, at an average price paid of $54.39 per share. See Note 17 to the accompanying unaudited condensed consolidated financial statements for more information and Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.”
Acquisition
The Giving Block
On February 28, 2022, we acquired The Giving Block for $106.9 million of total purchase consideration, net of cash acquired. The Giving Block is a cryptocurrency donation marketplace that the Company expects to accelerate its growth in the non-profit sector with significant cross-sell potential. See Note 2 to the accompanying unaudited condensed consolidated financial statements for more information.
Pending Acquisition
Finaro
On March 1, 2022, we entered into a definitive agreement to acquire Credorax, Inc. d/b/a Finaro (“Finaro”) for approximately $200.0 million in cash on hand, $325.0 million in shares of our Class A common stock and a performance-based earnout of up to $50.0 million in shares of our Class A common stock. Consummation of the merger is subject to regulatory approvals, which we expect to receive in the fourth quarter of 2022. Finaro is a cross-border eCommerce platform and bank specializing in solving complex payment problems for multi-national merchants that we believe will accelerate our growth in international markets.

COVID-19 Pandemic Update
While great progress has been made in the fight against the COVID-19 pandemic, the pandemic remains a global challenge and continues to impact international travel and corporate travel patterns, both of which remain below pre-pandemic levels. The Omicron variant began to adversely impact our processing volumes in December 2021, but by full-month March 2022, end-to-end volumes had recovered and exceeded volumes in the prior year period. However, our financial performance could be adversely impacted by any local or government-imposed pandemic restrictions, although we are currently unable to predict the extent to which the COVID-19 pandemic may adversely impact our future business operations, financial performance and results of operations. For a further discussion of the risks, uncertainties and actions taken in response to COVID-19, see the sections entitled “Risk Factors” in Part I, Item 1A. and “Human Capital” in Part I, Item 1. in our 2021 Form 10-K.
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
Residual commissions represent monthly payments to third-party resellers, including ISVs. These costs are typically based on a percentage of payment-based revenue.
Equipment represents our costs of devices that are purchased by the merchant.
Other costs of sales includes amortization of capitalized software development costs, capitalized software, acquired technology and capitalized customer acquisition costs. It also includes incentives and shipping and handling costs related to the delivery of devices. Capitalized software development costs are amortized using the straight-line method on a product-by-product basis over the estimated useful life of the software. Capitalized software, acquired technology and capitalized acquisition costs are amortized on a straight-line basis in accordance with our accounting policies.
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
Transaction-related expenses relate to debt issuance or modification costs that are not capitalizable. These expenses are typically not reflective of our ongoing operations.
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
Comparison of results for the three months ended March 31, 2022 and 2021
The following table sets forth the consolidated statements of operations for the periods presented.

	Three Months Ended March 31,
(in millions)	2022	2021	$ change	% change
Payments-based revenue	$371.5	$215.9	$155.6	72.1%
Subscription and other revenues	30.4	23.4	7.0	29.9%
Total gross revenue	401.9	239.3	162.6	67.9%
Less: network fees	253.1	141.8	111.3	78.5%
Less: Other costs of sales	64.2	45.7	18.5	40.5%
Gross profit	84.6	51.8	32.8	63.3%
General and administrative expenses	66.2	53.5	12.7	23.7%
Depreciation and amortization expense	17.3	15.4	1.9	12.3%
Professional fees	8.7	6.2	2.5	40.3%
Advertising and marketing expenses	2.7	20.1	(17.4)	(86.6)%
Restructuring expenses	—	0.1	(0.1)	NM
Transaction-related expenses	1.4	—	1.4	NM
Total operating expenses	96.3	95.3	1.0	1.0%
Loss from operations	(11.7)	(43.5)	31.8	(73.1)%
Loss on extinguishment of debt	—	(0.2)	0.2	NM
Other income, net	0.2	—	0.2	NM
Interest expense	(7.9)	(6.5)	(1.4)	21.5%
Loss before income taxes	(19.4)	(50.2)	30.8	(61.4)%
Income tax benefit (provision)	6.2	(0.8)	7.0	NM
Net loss	(13.2)	(51.0)	37.8	(74.1)%
Net loss attributable to noncontrolling interests	(5.7)	(18.2)	12.5	(68.7)%
Net loss attributable to Shift4 Payments, Inc.	$(7.5)	$(32.8)	$25.3	(77.1)%
Gross revenue
Gross revenue was $401.9 million for the three months ended March 31, 2022, compared to $239.3 million for the three months ended March 31, 2021, an increase of $162.6 million or 67.9%. Gross revenue is comprised of payments-based revenue and subscription and other revenues.
Payments-based revenue was $371.5 million for the three months ended March 31, 2022, compared to $215.9 million for the three months ended March 31, 2021, an increase of $155.6 million or 72.1%. The increase in payments-based revenue was primarily driven by the increase in end-to-end payment volume of $5.4 billion, or 68%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021.
Subscription and other revenues were $30.4 million for the three months ended March 31, 2022, compared to $23.4 million for the three months ended March 31, 2021, an increase of $7.0 million or 29.9%. The increase in subscription and other revenues is driven primarily by the VenueNext, Postec and The Giving Block acquisitions, which collectively contributed $6.0 million more to subscription and other revenues in the three months ended March 31, 2022, compared to the three months ended March 31, 2021. In addition, software license sales increased $0.7 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021.

Network fees
Network fees were $253.1 million for the three months ended March 31, 2022, compared to $141.8 million for the three months ended March 31, 2021, an increase of $111.3 million or 78.5%. This increase is correlated with the increase in end-to-end payment volume as described above.
Gross revenue less network fees was $148.8 million for the three months ended March 31, 2022, compared to $97.5 million for the three months ended March 31, 2021, an increase of $51.3 million or 52.6%. The increase in gross revenue less network fees was largely correlated with the increase in end-to-end payment volume. See “—Key performance indicators and non-GAAP measures” for a reconciliation of gross profit to gross revenue less network fees.
Other costs of sales
Other costs of sales was $64.2 million for the three months ended March 31, 2022, compared to $45.7 million for the three months ended March 31, 2021, an increase of $18.5 million, or 40.5%. This increase was primarily a result of:
•higher residual commissions, which increased other costs of sales $16.2 million, were driven by the growth in gross revenue less network fees;
•higher variable costs associated with processing fees of $2.3 million;
•the VenueNext, Postec and The Giving Block acquisitions which collectively increased other cost of sales $1.8 million in the three months ended March 31, 2022;
•higher capitalized acquisition cost amortization, which increased other costs of sales $1.2 million, related to deal bonuses paid to VARs to obtain processing contracts;
•higher equipment sales, which increased other costs of sales $0.6 million; and
•higher capitalized software development amortization, which increased other costs of sales $0.6 million; partially offset by
•higher than normal chargeback losses during the three months ended March 31, 2021 driven by the business failure of one merchant causing $5.2 million in estimated unrecoverable chargeback transactions.
Operating expenses
General and administrative expenses. General and administrative expenses were $66.2 million for the three months ended March 31, 2022, compared to $53.5 million for the three months ended March 31, 2021, an increase of $12.7 million or 23.7%. The increase was primarily due to higher employee-related expenses of $6.4 million in the three months ended March 31, 2022, compared to the three months ended March 31, 2021, as a result of our continued growth and expansion, as well as higher equity-based compensation expense of $2.2 million in the three months ended March 31, 2022. In addition, the acquisitions of VenueNext, Postec and The Giving Block collectively increased general and administrative expenses $3.3 million in the three months ended March 31, 2022.
Depreciation and amortization expense. Depreciation and amortization expense was $17.3 million for the three months ended March 31, 2022, compared to $15.4 million for the three months ended March 31, 2021, an increase of $1.9 million or 12.3%. The increase was primarily due to higher deprecation for equipment under lease of $2.5 million in the three months ended March 31, 2022, compared to the three months ended March 31, 2021.
Professional fees. Professional fees were $8.7 million for the three months ended March 31, 2022, compared to $6.2 million for the three months ended March 31, 2021, an increase of $2.5 million or 40.3%. The increase was due to higher acquisition-related costs.
Advertising and marketing expenses. Advertising and marketing expenses were $2.7 million for the three months ended March 31, 2022, compared to $20.1 million for the three months ended March 31, 2021, a decrease of $17.4 million or 86.6%. The decrease was primarily due to expenses in the three months ended March 31, 2021 related to the integration of 3dcart and its rebranding as Shift4Shop that were nonrecurring in nature. This was partially offset by the VenueNext, Postec and The Giving Block acquisitions, which collectively increased advertising and marketing expenses $0.5 million in the three months ended March 31, 2022.
Transaction-related expenses. Transaction-related expenses were $1.4 million for the three months ended March 31, 2022. These expenses are associated with a consent solicitation for the 2026 Senior Notes in March 2022. See Note 10 in the notes to the accompanying unaudited condensed consolidated financial statements for more information.

Interest expense
Interest expense was $7.9 million for the three months ended March 31, 2022, compared to $6.5 million for the three months ended March 31, 2021, an increase of $1.4 million or 21.5%. The increase in interest expense was primarily due to the issuance of the Convertible Senior Notes due 2027 (“2027 Convertible Notes”) in July 2021.
Income tax benefit (provision)
The effective tax rate for the three months ended March 31, 2022 was (32.0)%, compared to the effective tax rate for the three months ended March 31, 2021 of 1.6%.
The effective tax rate for the three months ended March 31, 2022 was different than the U.S. federal statutory income tax rate of 21% primarily due to the loss allocated to the noncontrolling interest, the full valuation allowance on Shift4 Payments, Inc. and VenueNext, Inc. in the United States, and a $6.4 million income tax benefit related to the valuation allowance release due to acquired deferred tax liabilities from The Giving Block. The effective tax rate for the three months ended March 31, 2021 was different than the U.S. federal statutory income tax rate of 21% primarily due to the loss allocated to the noncontrolling interest and the full valuation allowance on Shift4 Payments, Inc. and VenueNext, Inc. in the United States.
Net loss attributable to noncontrolling interests
Net loss attributable to noncontrolling interests of Shift4 Payments, LLC was a loss of $5.7 million for the three months ended March 31, 2022, compared to a loss of $18.2 million for the three months ended March 31, 2021.
Key performance indicators and non-GAAP measures
The following table sets forth our key performance indicators and non-GAAP measures for the periods presented.

	Three Months Ended March 31,
(in millions)	2022	2021
End-to-end payment volume	$13,420.9	$7,986.8
Gross revenue less network fees	148.8	97.5
EBITDA	17.6	(18.4)
Adjusted EBITDA	44.3	22.2
End-to-end payment volume
End-to-end payment volume is defined as the total dollar amount of card payments that we authorize and settle on behalf of our merchants plus total cryptocurrency amounts transacted, translated at the spot price to U.S. dollars. This volume does not include volume processed through our gateway-only merchants.
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

We use non-GAAP financial measures to supplement financial information presented on a GAAP basis. We believe that excluding certain items from our GAAP results allows management to better understand our consolidated financial performance from period to period and better project our future consolidated financial performance as forecasts are developed at a level of detail different from that used to prepare GAAP-based financial measures. Moreover, we believe these non-GAAP financial measures provide our stakeholders with useful information to help them evaluate our operating results by facilitating an enhanced understanding of our operating performance and enabling them to make more meaningful period to period comparisons. There are limitations to the use of the non-GAAP financial measures presented in this Quarterly Report on Form 10-Q. Our non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.
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
Gross revenue less network fees:

	Three Months Ended March 31,
(in millions)	2022	2021
Gross profit	$84.6	$51.8
Add back: Other costs of sales	64.2	45.7
Gross revenue less network fees	$148.8	$97.5
EBITDA and Adjusted EBITDA:

	Three Months Ended March 31,
(in millions)	2022	2021
Net loss	$(13.2)	$(51.0)
Interest expense	7.9	6.5
Income tax (benefit) provision	(6.2)	0.8
Depreciation and amortization expense	29.1	25.3
EBITDA	17.6	(18.4)
Acquisition, restructuring and integration costs (a)	7.8	25.8
Equity-based compensation (b)	17.1	14.1
Other nonrecurring items (c)	1.8	0.7
Adjusted EBITDA	$44.3	$22.2

(a) For the three months ended March 31, 2022, primarily consisted of $6.3 million of acquisition-related costs and $1.4 million of transaction-related expenses associated with a consent solicitation for the 2026 Senior Notes in March 2022. For the three months ended March 31, 2021, consists primarily of expenses related to the integration of 3dcart and its rebranding as Shift4Shop of $19.0 million, $2.1 million of expense for the Inspiration4 seat and the acquisition of VenueNext of $1.0 million.

(b) Represents equity-based compensation expense for RSUs, including employer taxes for vested RSUs. See Note 19 in the notes to the accompanying unaudited condensed consolidated financial statements for more information on equity-based compensation.

(c) For the three months ended March 31, 2022, consists primarily of $1.2 million of costs associated with an internal processing system disruption that required technical remediation and $0.4 million of costs associated with an early retirement initiative completed in the first quarter of 2022.

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
The following table sets forth summary cash flow information for the periods presented.

	Three Months Ended March 31,
(in millions)	2022	2021
Net cash provided by (used in) operating activities	$37.1	$(1.7)
Net cash used in investing activities	(43.9)	(77.5)
Net cash used in financing activities	(35.7)	(3.7)
Total	$(42.5)	$(82.9)
Operating activities
Net cash provided by (used in) operating activities consists of net loss adjusted for certain non-cash items and changes in other assets and liabilities.
For the three months ended March 31, 2022, net cash provided by operating activities of $37.1 million was primarily a result of:
•net loss of $13.2 million, which is adjusted for non-cash expenses, including depreciation and amortization of $29.1 million, equity-based compensation of $16.9 million, deferred income taxes of $(6.3) million and provision for bad debts of $3.0 million; plus,
•changes in operating assets and liabilities of $5.4 million, which includes $4.8 million of additional funds deposited in our sponsor bank merchant settlement account to facilitate gross card transaction deposits for those customers we bill on a monthly, versus a daily basis.
For the three months ended March 31, 2021, net cash used in operating activities of $1.7 million was primarily a result of:
•net loss of $51.0 million, adjusted for non-cash expenses, including depreciation and amortization of $25.3 million, equity-based compensation of $14.0 million, provision for bad debts of $6.7 million and amortization of capitalized financing cost of $1.2 million; plus,
•changes in operating assets and liabilities of $1.5 million, which is primarily a result of $8.8 million of funds deposited in our sponsor bank merchant settlement account to facilitate gross card transaction deposits for those customers we bill on a monthly, versus a daily basis, partially offset by higher deferred revenue of $6.6 million primarily due to the timing of annual compliance fees billed to our merchants.

Investing activities
Net cash used in investing activities includes cash paid for acquisitions, purchases of future commission streams of our software partners, purchases of property, plant and equipment, purchases of equipment to be leased, capitalized software development costs, upfront processing bonuses provided to software partners and investments in non-marketable securities.
Net cash used in investing activities was $43.9 million for the three months ended March 31, 2022, an increase of $33.6 million compared to net cash used in investing activities of $77.5 million for the three months ended March 31, 2021. This increase was primarily the result of:
•the acquisition of The Giving Block in March 2022 for $106.9 million in aggregate purchase consideration, including $12.6 million in cash, net of cash acquired of $4.2 million;
•higher capitalized software development costs of $4.4 million;
•higher residual commission buyouts of $3.8 million; partially offset by
•the acquisition of VenueNext in March 2021 for $68.5 million in aggregate purchase consideration, including $40.6 million in cash, net of cash acquired of $1.6 million; and
•the investment in SpaceX of $16.0 million in the three months ended March 31, 2021.
Financing activities
Net cash used in financing activities was $35.7 million for the three months ended March 31, 2022, an increase of $32.0 million, compared to net cash used in financing activities of $3.7 million for the three months ended March 31, 2021. This increase was primarily the result of:
•payments for the repurchase of common stock of $18.7 million during the three months ended March 31, 2022;
•higher employee taxes paid on vested RSUs of $9.8 million during the three months ended March 31, 2022 compared to three months ended March 31, 2021; and
•payments associated with solicitation for the 2026 Senior Notes in March 2022 of $4.5 million.
Convertible Notes, Senior Notes and Credit Facilities
As of March 31, 2022 and December 31, 2021, we had $1,772.5 million total principal amount of debt outstanding, including $690.0 million of 2025 Convertible Notes, $632.5 million of 2027 Convertible Notes and $450.0 million of 2026 Senior Notes. See Note 10 to the accompanying unaudited condensed consolidated financial statements for more information about our debt.
On March 17, 2022, we announced the expiration of our Consent Solicitation Statement (the “Consent Solicitation Statement”), dated as of March 11, 2022, to amend the indenture related to the 2026 Senior Notes. In connection with the results of the Consent Solicitation Statement, we received the requisite consents to amend the indenture governing the 2026 Senior Notes and entered into a supplemental indenture to allow for the repurchase of capital stock as part of the Market Capitalization exception under the original indenture.
Revolving Credit Facility
The Revolving Credit Facility has a borrowing capacity of $99.5 million, net of a $0.5 million letter of credit. As of March 31, 2022, we had no outstanding borrowings under the Revolving Credit Facility.
Stock repurchases
On December 16, 2021, our Board of Directors authorized the commencement of a stock repurchase program. The stock repurchase program authorizes us to repurchase up to $100.0 million of our Class A common stock, par value $0.0001 (“Common Stock”) and will expire on December 31, 2022.
In the first quarter of 2022, we repurchased 301,510 shares of Common stock for $17.2 million, including commissions paid, at an average price paid of $56.78 per share, which is recorded as “Treasury stock” on our unaudited Condensed Consolidated Balance Sheets. As of March 31, 2022, approximately $61.8 million remained available for future purchases under the program.

In April 2022, we repurchased 1,126,277 shares of Common stock for $61.3 million, including commissions paid, at an average price paid of $54.39 per share. See Note 17 to the accompanying unaudited condensed consolidated financial statements for more information.
Cash requirements
Our material cash requirements include the following contractual obligations.
Debt
As of March 31, 2022, we had $1,772.5 million of fixed rate debt outstanding with maturities beginning in 2025. Future interest payments associated with the outstanding debt total $121.5 million with $24.0 million payable within twelve months.
Leases
As of March 31, 2022, we are obligated under non-cancellable operating leases for our premises, which expire through November 2030. Rent expense incurred under operating leases, which totaled $1.4 million for the three months ended March 31, 2022, is included in “General and administrative expenses” in our accompanying unaudited condensed consolidated statements of operations.
Critical accounting estimates
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
New accounting pronouncements
For information regarding new accounting pronouncements, and the impact of these pronouncements on our unaudited condensed consolidated financial statements, if any, refer to Note 1 in the notes to the accompanying unaudited condensed consolidated financial statements.
JOBS Act
Prior to December 31, 2021, we were an emerging growth company (“EGC”) as defined by the JOBS Act. The JOBS Act provides that an EGC can take advantage of the extended transition period for complying with new or revised accounting standards. This allows an EGC to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We had elected to avail ourselves of this exemption prior to December 31, 2021, when we were an EGC, and as a result, our financial statements prior to that date may not have been comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. As of December 31, 2021, we are no longer an EGC.

Subject to certain conditions, as an EGC we also were able to rely on certain of the exemptions and reduced reporting requirements of the JOBS Act, including without limitation, from providing an auditor's attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 and from complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. Because we no longer qualify as an EGC, we are no longer able to take advantage of the extended transition period for the adoption of certain accounting standards or of the reduced disclosure and other benefits available to EGCs, including our exemption from providing our auditor’s attestation on our system of internal control over financial reporting.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to financial instruments are subject to risks relating to interest rates.
As of March 31, 2022, we had approximately $1,772.5 million of fixed rate debt outstanding pursuant to the Notes, with a fair value of $1,716.8 million, none of which was subject to an interest rate hedge. Since these Notes bear interest at fixed rates, they do not result in any financial statement risk associated with changes in interest rates. However, the fair value of these Notes fluctuates when interest rates change.
We also have a Revolving Credit Facility available to us with available borrowing capacity of $99.5 million, net of a $0.5 million letter of credit. We are obligated to pay interest on loans under the Revolving Credit Facility as well as other customary fees, including an upfront fee and an unused commitment fee based on our debt rating. Borrowings under the Revolving Credit Facility, if any, bear interest at floating rates. As a result, we are exposed to the risk related to fluctuations in interest rate to the extent of our borrowings. As of March 31, 2022 and December 31, 2021, we had no amounts outstanding under the Revolving Credit Facility. See “Liquidity and capital resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2. of this Quarterly Report on Form 10-Q and Note 10 in the notes to the accompanying unaudited condensed consolidated financial statements for more information.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are, from time to time, party to various claims and legal proceedings arising out of our ordinary course of business, but we do not believe that any of these existing claims or proceedings will have a material effect on our business, consolidated financial condition or results of operations.
ITEM 1A. RISK FACTORS
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks described under the heading “Risk Factors” in Part I, Item 1A. of our 2021 Form 10-K, the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes, as well as our other public filings with the SEC, before deciding to invest in our Class A common stock. Other than as described below, there have been no material changes to the Company’s risk factors previously disclosed in our 2021 Form 10-K. The occurrence of any of the events described therein could harm our business, financial condition, results of operations, liquidity or prospects. In such an event, the market price of our Class A common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business.
Business risks
We are subject to governmental regulation and other legal obligations, particularly related to privacy, data protection and information security, cryptocurrency, and consumer protection laws across different markets where we conduct our business. Our actual or perceived failure to comply with such obligations could harm our business.
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
As part of our business, we collect personal information, also referred to as personal data, and other potentially sensitive and/or regulated data from our consumers and the merchants we work with. Laws and regulations in the United States restrict how personal information is collected, processed, stored, transferred. used and disclosed, as well as set standards for its security, implement notice requirements regarding privacy practices, and provide individuals with certain rights regarding the use, disclosure and sale of their protected personal information. For example, the Federal Trade Commission (“FTC”) and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. Such standards require us to publish statements that describe how we handle personal data and choices individuals may have about the way we handle their personal data. If such information that we publish is considered untrue or inaccurate, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Moreover, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal data secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the FTC Act. State consumer protection laws provide similar causes of action for unfair or deceptive practices. Some states, such as California and Massachusetts, have passed specific laws mandating reasonable security measures for the handling of consumer data. Further, privacy advocates and industry groups have regularly proposed and sometimes approved, and may propose and approve in the future, self-regulatory standards with which we must legally comply or that contractually apply to us.
The Gramm-Leach-Bliley Act (“GLBA”) regulates, among other things, the use of non-public personal information of consumers that is held by financial institutions. We are subject to various GLBA provisions, including rules relating to the use or disclosure of the underlying data and rules relating to the physical, administrative and technological protection of non-public personal financial information. Breach of the GLBA can result in civil and/or criminal liability and sanctions by regulatory authorities.

Several foreign jurisdictions, including the EU and the United Kingdom, have laws and regulations which are more restrictive in certain respects than those in the United States. We are also subject to data privacy and security laws in foreign jurisdictions which have laws and regulations which are more restrictive in certain respects than the United States. For example, in the European Economic Area (“EEA”), we are subject to the General Data Protection Regulation 2016/679 (“GDPR”) and in the United Kingdom, we are subject to the United Kingdom data protection regime consisting primarily of the UK General Data Protection Regulation and the UK Data Protection Act 2018, in each case in relation to our collection, control, processing, sharing, disclosure and other use of data relating to an identifiable living individual (personal data). The GDPR, and national implementing legislation in EEA member states, and the United Kingdom regime, impose a strict data protection compliance regime including: providing detailed disclosures about how personal data is collected and processed (in a concise, intelligible and easily accessible form); demonstrating that an appropriate legal basis is in place or otherwise exists to justify data processing activities; granting rights for data subjects in regard to their personal data (including data access rights, the right to be “forgotten” and the right to data portability); introducing the obligation to notify data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches; defining pseudonymized (i.e., key-coded) data; imposing limitations on retention of personal data; maintaining a record of data processing; and complying with the principal of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit.
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
Restrictions on the collection, use, sharing or disclosure of personal information or additional requirements and liability for security and data integrity could require us to modify our solutions and features, possibly in a material manner, could limit our ability to develop new services and features and could subject us to increased compliance obligations and regulatory scrutiny. Non-compliance with data protection and privacy requirements may result in regulatory fines (which for certain breaches of the GDPR (“UK GDPR”) are up to the greater of €20/£17.5 or 4% of total global annual turnover), regulatory investigations, reputational damage, orders to cease/change our processing of our data, enforcement notices, and/ or assessment notices (for a compulsory audit). We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.
Furthermore, our current and planned cryptocurrency offerings could subject us to additional regulations, licensing requirements, or other obligations. The rapidly evolving regulatory landscape with respect to cryptocurrency may subject us to inquiries or investigations from regulators and governmental authorities, require us to make product changes, restrict or discontinue product offerings, and implement additional and potentially costly controls. If we fail to comply with regulations, requirements, prohibitions or other obligations applicable to us, we could face regulatory or other enforcement actions and potential fines and other consequences.
In addition, financial and third party risks related to our cryptocurrency offerings, such as inappropriate access to or theft or destruction of cryptocurrency assets held by our custodian, insufficient insurance coverage by the custodian to reimburse us for all such losses, the custodian’s failure to maintain effective controls over the custody and settlement services provided to us, the custodian’s inability to purchase or liquidate cryptocurrency holdings, and defaults on financial or performance obligations by counterparty financial institutions, could materially and adversely affect our financial performance and significantly harm our business.
General Risk Factors
The ongoing military action between Russia and Ukraine could adversely affect our business, financial condition and results of operations.
On February 24, 2022, Russian military forces launched a military action in Ukraine, and sustained conflict and disruption in the region is likely. Although the length, impact and outcome of the ongoing military conflict in Ukraine is highly unpredictable, this conflict could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increase in cyberattacks and espionage.
Russia’s recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military action against Ukraine have led to an unprecedented expansion of sanction programs imposed by the United States, the European Union, the UK, Canada, Switzerland, Japan and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic and the so-called Luhansk People’s Republic, including, among others:
•blocking sanctions against some of the largest state-owned and private Russian financial institutions (and their subsequent removal from the Society for Worldwide Interbank Financial Telecommunication, or SWIFT, payment system) and certain Russian businesses, some of which have significant financial and trade ties to the European Union;

•blocking sanctions against Russian and Belarusian individuals, including the Russian President, other politicians and those with government connections or involved in Russian military activities; and
•blocking of Russia’s foreign currency reserves as well as expansion of sectoral sanctions and export and trade restrictions, limitations on investments and access to capital markets and bans on various Russian imports.
In retaliation against new international sanctions and as part of measures to stabilize and support the volatile Russian financial and currency markets, the Russian authorities also imposed significant currency control measures aimed at restricting the outflow of foreign currency and capital from Russia, imposed various restrictions on transacting with non-Russian parties, banned exports of various products and other economic and financial restrictions. The situation is rapidly evolving as a result of the conflict in Ukraine, and the United States, the European Union, the UK and other countries may implement additional sanctions, export controls or other measures against Russia, Belarus and other countries, regions, officials, individuals or industries in the respective territories. Such sanctions and other measures, as well as the existing and potential further responses from Russia or other countries to such sanctions, tensions and military actions, could adversely affect the global economy and financial markets and could adversely affect our business, financial condition and results of operations.
We are actively monitoring the situation in Ukraine and assessing its impact on our business, including our business partners and customers. To date we have not experienced any material interruptions in our infrastructure, supplies, technology systems or networks needed to support our operations. We have no way to predict the progress or outcome of the conflict in Ukraine or its impacts in Ukraine, Russia or Belarus as the conflict, and any resulting government reactions, are rapidly developing and beyond our control. The extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time. Any of the above mentioned factors could affect our business, financial condition and results of operations. Any such disruptions may also magnify the impact of other risks described in our 2021 Form 10-K.
We are exposed to fluctuations in inflation, which could negatively affect our business, financial condition and results of operations.
The United States has recently experienced historically high levels of inflation. According to the U.S. Department of Labor, the annual inflation rate for the United States was approximately 7.0% for 2021. If the inflation rate continues to increase, it will likely affect our expenses, including, but not limited to, employee compensation expenses, increased costs for supplies, In the event inflation continues to increase, we may seek to increase the sales prices of our products and services in order to maintain satisfactory margins. Any attempts to offset cost increases with price increases may result in reduced sales, increase customer dissatisfaction or otherwise harm our reputation. Moreover, to the extent inflation results in rising interest rates and has other adverse effects on the market, it may adversely affect our business, financial condition and results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following indicates our purchases of Class A common stock during the three months ended March 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in millions)
January 1-31, 2022	245,700	$56.48	624,175	$65.0
February 1-28, 2022	—	—	624,175	65.0
March 1-31, 2022	55,810	58.11	679,985	61.8
Total	301,510

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.
INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Shift4 Payments, Inc.	S-8	333-239042	4.1	06/09/2020

3.2	Amended and Restated By-Laws of Shift4Payments, Inc.	S-8	333-239042	4.2	06/09/2020

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock.	S-1/A	333-238307	4.1	06/01/2020

4.2	Indenture, by and among Shift4 Payments, LLC, Shift4 Payments Finance Sub, Inc. the subsidiary guarantors named therein and U.S. Bank National Association, as trustee, dated October 29, 2020 (and Form of Global Note).	8-K	001-39313	4.1	10/29/2020

4.3	Indenture, dated as of December 7, 2020, between Shift4 Payments, Inc. and U.S. Bank National Association, as trustee (and Form of Global Note).	8-K	001-39313	4.1	12/07/2020

4.4	Indenture, dated as of July 26, 2021, between Shift4 Payments, Inc. and U.S. Bank National Association, as trustee (and Form of Global Note).	8-K	001-39313	4.1	07/26/2021

4.5	Fourth Supplemental Indenture dated March 30, 2021, 4.625% Senior Notes due 2026.					*

10.1***	Merger Agreement by and among Credorax Inc., Shift4 Payments, LLC, Shift4 (BVI) Limited, Krieg Merger Sub Limited, and the other parties thereto, dated as of March 1, 2022.					*

31.1	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*

104*	Cover Page Interactive Data File (formatting as Inline XBRL and contained in Exhibit 101).

* Filed herewith.
** Furnished herewith.
*** Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Regulation S-K, Item 601(b)(10). Such omitted information is not material and the registrant customarily and actually treats such information as private or confidential. Additionally, schedules and attachments to this exhibit have been omitted pursuant to Regulation S-K, Items 601(a)(5).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Shift4 Payments, Inc.

		By:	/s/ Jared Isaacman
Jared Isaacman
Date:	May 6, 2022		Chief Executive Officer (principal executive officer)

		By:	/s/ Bradley Herring
Bradley Herring
Date:	May 6, 2022		Chief Financial Officer (principal financial officer)