Form 10-Q
period 2022-06-30
Shift4 Payments, Inc.
filed 2022-08-05
CIK 1794669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
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
Yes ☐ No ☒
As of July 29, 2022, there were 51,092,250 shares of the registrant’s Class A common stock, $0.0001 par value per share, outstanding, 25,829,016 shares of the registrant’s Class B common stock, $0.0001 par value per share, outstanding and 3,650,380 shares of the registrant’s Class C common stock, $0.0001 par value per share, outstanding.

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
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions though not all forward-looking statements can be identified by such terms or expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to the following:
•the COVID-19 global pandemic has had and may continue to have an adverse effect on our business and results of operations;
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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

SHIFT4 PAYMENTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)(in millions, except share and per share amounts)

	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$1,018.2	$1,231.5
Accounts receivable, net of allowance for doubtful accounts of $10.8 in 2022 ($8.0 in 2021)	251.3	205.9
Inventory	2.3	3.5
Prepaid expenses and other current assets (Note 10)	12.1	12.7
Total current assets	1,283.9	1,453.6
Noncurrent assets
Goodwill (Note 4)	627.1	537.7
Other intangible assets, net (Note 5)	219.0	188.5
Capitalized acquisition costs, net (Note 6)	36.6	35.1
Equipment for lease, net (Note 7)	65.2	58.4
Property, plant and equipment, net (Note 8)	17.7	18.4
Right-of-use assets (Note 13)	16.2	18.5
Investments in securities	32.0	30.5
Other noncurrent assets	1.9	1.9
Total noncurrent assets	1,015.7	889.0
Total assets	$2,299.6	$2,342.6
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$155.2	$121.1
Accrued expenses and other current liabilities (Note 10)	97.3	42.9
Deferred revenue (Note 3)	18.7	15.0
Current lease liabilities (Note 13)	4.1	4.8
Total current liabilities	275.3	183.8
Noncurrent liabilities
Long-term debt (Note 9)	1,737.8	1,738.5
Deferred tax liability (Note 12)	1.2	0.3
Noncurrent lease liabilities (Note 13)	16.0	17.9
Other noncurrent liabilities	1.9	2.4
Total noncurrent liabilities	1,756.9	1,759.1
Total liabilities	2,032.2	1,942.9
Commitments and contingencies (Note 15)
Stockholders' equity (Note 16)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized at June 30, 2022 and December 31, 2021, none issued and outstanding	—	—
Class A common stock, $0.0001 par value per share, 300,000,000 shares authorized, 51,458,312 and 51,793,127 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Class B common stock, $0.0001 par value per share, 100,000,000 shares authorized, 25,829,016 and 26,272,654 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Class C common stock, $0.0001 par value per share, 100,000,000 shares authorized, 3,650,380 and 5,035,181 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	635.5	619.2
Treasury stock, at cost; 726,650 shares and 378,475 shares at June 30, 2022 and December 31, 2021, respectively	(28.8)	(21.1)
Accumulated other comprehensive loss	(0.4)	—
Retained deficit	(422.8)	(325.3)
Total stockholders' equity attributable to Shift4 Payments, Inc.	183.5	272.8
Noncontrolling interests (Note 17)	83.9	126.9
Total stockholders' equity	267.4	399.7
Total liabilities and stockholders' equity	$2,299.6	$2,342.6
See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (in millions, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gross revenue	$506.7	$351.0	$908.6	$590.3
Cost of sales	400.9	272.9	718.2	460.4
Gross profit	105.8	78.1	190.4	129.9
General and administrative expenses	58.0	51.7	124.2	105.2
Depreciation and amortization expense	16.7	15.5	34.0	30.9
Professional fees	5.2	3.5	13.9	9.7
Advertising and marketing expenses	2.9	2.5	5.6	22.6
Restructuring expenses (Note 10)	0.1	—	0.1	0.1
Transaction-related expenses (Note 9)	—	—	1.4	—
Total operating expenses	82.9	73.2	179.2	168.5
Income (loss) from operations	22.9	4.9	11.2	(38.6)
Loss on extinguishment of debt	—	—	—	(0.2)
Interest income	1.4	—	1.4	—
Other income, net	0.1	—	0.3	—
Interest expense	(8.4)	(6.3)	(16.3)	(12.8)
Income (loss) before income taxes	16.0	(1.4)	(3.4)	(51.6)
Income tax benefit (provision) (Note 12)	(1.0)	5.9	5.2	5.1
Net income (loss)	15.0	4.5	1.8	(46.5)
Net income (loss) attributable to noncontrolling interests	4.7	1.3	(1.0)	(16.9)
Net income (loss) attributable to Shift4 Payments, Inc.	$10.3	$3.2	$2.8	$(29.6)

Basic net income (loss) per share:
Class A net income (loss) per share - basic	$0.19	$0.06	$0.05	$(0.56)
Class A weighted average common stock outstanding - basic	51,790,403	46,297,553	51,958,494	44,492,680
Class C net income (loss) per share - basic	$0.19	$0.06	$0.05	$(0.56)
Class C weighted average common stock outstanding - basic	4,006,159	8,151,747	4,283,096	9,075,667

Diluted net income (loss) per share:
Class A net income (loss) per share - diluted	$0.18	$0.05	$0.02	$(0.56)
Class A weighted average common stock outstanding - diluted	78,514,880	76,995,332	78,823,068	44,492,680
Class C net income (loss) per share - diluted	$0.18	$0.05	$0.02	$(0.56)
Class C weighted average common stock outstanding - diluted	4,006,159	8,151,747	4,283,096	9,075,667
See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$15.0	$4.5	$1.8	$(46.5)
Other comprehensive income (loss)
Unrealized income (loss) on foreign currency translation adjustment, net of tax	(0.6)	—	(0.6)	—
Total other comprehensive income (loss)	(0.6)	—	(0.6)	—
Comprehensive income (loss)	14.4	4.5	1.2	(46.5)
Comprehensive income (loss) attributable to noncontrolling interests	4.5	1.3	(1.2)	(16.9)
Comprehensive income (loss) attributable to Shift4 Payments, Inc.	$9.9	$3.2	$2.4	$(29.6)
See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited) (in millions, except shares)

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balances at December 31, 2021	51,793,127	$—	26,272,654	$—	5,035,181	$—	$619.2	(378,475)	$(21.1)	$(325.3)	$—	$126.9	$399.7
Net loss	—	—	—	—	—	—	—	—	—	(7.5)	—	(5.7)	(13.2)
Issuance of Class A common stock and fair value of equity-based compensation awards assumed in connection with The Giving Block acquisition	785,969	—	—	—	—	—	24.7	—	—	—	—	11.8	36.5
Repurchases of Class A common stock to treasury stock	—	—	—	—	—	—	4.5	(301,510)	(17.2)	—	—	(4.5)	(17.2)
Exchange of shares held by Continuing Equity Owners	732,524	—	—	—	(732,524)	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	15.8	—	—	—	—	—	15.8
Vesting of restricted stock units, net of tax withholding	306,953	—	—	—	—	—	(4.6)	—	—	—	—	1.2	(3.4)
Balances at March 31, 2022	53,618,573	—	26,272,654	—	4,302,657	—	659.6	(679,985)	(38.3)	(332.8)	—	129.7	418.2
Net income	—	—	—	—	—	—	—	—	—	10.3	—	4.7	15.0
Issuance of Class A common stock	17,287	—	—	—	—	—	0.4	—	—	—	—	0.2	0.6
Repurchases of Class A common stock to treasury stock	—	—	—	—	—	—	46.8	(3,585,681)	(167.2)	—	—	(46.8)	(167.2)
Retirement of treasury stock	(3,539,016)	—	—	—	—	—	(76.4)	3,539,016	176.7	(100.3)	—	—	—
Exchange of shares held by Continuing Equity Owners	1,095,915	—	(443,638)	—	(652,277)	—	1.6	—	—	—	—	(1.6)	—
Equity-based compensation	—	—	—	—	—	—	9.3	—	—	—	—	—	9.3
Vesting of restricted stock units, net of tax withholding	265,553	—	—	—	—	—	(5.8)	—	—	—	—	(2.1)	(7.9)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	(0.4)	(0.2)	(0.6)
Balances at June 30, 2022	51,458,312	—	25,829,016	—	3,650,380	—	$635.5	(726,650)	$(28.8)	$(422.8)	$(0.4)	$83.9	$267.4

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Retained Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2020	39,737,950	$—	30,625,857	$—	10,188,852	$—	$738.3	$(278.7)	$210.4	$670.0
Net loss	—	—	—	—	—	—	—	(32.8)	(18.2)	(51.0)
Cumulative effect of ASU 2020-06 adoption	—	—	—	—	—	—	(111.5)	1.6	—	(109.9)
Issuance of Class A common stock and fair value of equity-based compensation awards assumed in connection with VenueNext acquisition	325,127	—	—	—	—	—	13.5	—	12.8	26.3
Transfer from Founder of right associated with Inspiration4 seat	—	—	—	—	—	—	1.3	—	0.8	2.1
Exchange of shares held by Searchlight	2,000,000	—	(926,000)	—	(1,074,000)	—	6.3	—	(6.3)	—
Equity-based compensation	—	—	—	—	—	—	14.0	—	—	14.0
Vesting of restricted stock units, net of tax withholding	46,503	—	—	—	—	—	(1.4)	—	(1.0)	(2.4)
Balances at March 31, 2021	42,109,580	—	29,699,857	—	9,114,852	—	660.5	(309.9)	198.5	549.1
Net income	—	—	—	—	—	—	—	3.2	1.3	4.5
Exchange of shares held by Searchlight	3,152,165	—	(1,459,453)	—	(1,692,712)	—	7.9	—	(7.9)	—
Equity-based compensation	—	—	—	—	—	—	6.6	—	—	6.6
Vesting of restricted stock units, net of tax withholding	1,953,859	—	—	—	—	—	(73.7)	—	(40.3)	(114.0)
Balances at June 30, 2021	47,215,604	$—	28,240,404	$—	7,422,140	$—	$601.3	$(306.7)	$151.6	$446.2
See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in millions)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net income (loss)	$1.8	$(46.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	59.0	51.0
Amortization of capitalized financing costs	3.9	2.4
Loss on extinguishment of debt	—	0.2
Deferred income taxes	(5.5)	(2.3)
Provision for bad debts	4.3	8.1
Revaluation of contingent liabilities	(0.3)	0.2
Impairment of intangible assets	—	0.1
Equity-based compensation expense	26.2	20.6
Other noncash items	0.7	0.5
Change in operating assets and liabilities
Accounts receivable	(49.5)	(92.0)
Prepaid expenses and other assets	1.7	(1.6)
Inventory	2.9	3.0
Accounts payable	35.8	50.8
Accrued expenses and other current liabilities	3.1	5.2
Right-of-use assets and lease liabilities, net	(0.3)	—
Deferred revenue	1.2	5.3
Net cash provided by operating activities	85.0	5.0
Investing activities
Acquisitions, net of cash acquired	(12.6)	(40.2)
Acquisition of equipment to be leased	(24.9)	(18.9)
Capitalized software development costs	(20.3)	(8.3)
Customer acquisition costs	(14.2)	(12.7)
Residual commission buyouts	(11.8)	(0.9)
Investments in securities	(1.5)	(29.5)
Acquisition of property, plant and equipment	(1.8)	(5.0)
Net cash used in investing activities	(87.1)	(115.5)
Financing activities
Repurchases of Class A common stock to treasury stock	(185.9)	—
Payments for withholding tax related to vesting of restricted stock units	(20.2)	(116.3)
Deferred financing costs	(4.9)	(0.4)
Repayment of debt	—	(0.9)
Net cash used in financing activities	(211.0)	(117.6)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	—
Change in cash and cash equivalents	(213.3)	(228.1)
Cash and cash equivalents
Beginning of period	1,231.5	927.8
End of period	$1,018.2	$699.7
Supplemental cash flows information and noncash activities are further described in Note 20.
See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share, unit and per unit amounts)
1.Organization, Basis of Presentation and Significant Accounting Policies
Organization
Shift4 Payments, Inc., (“Shift4 Payments”) (“the Company”), was incorporated in Delaware on November 5, 2019 in order to carry on the business of Shift4 Payments, LLC and its consolidated subsidiaries. The Company is a leading provider of integrated payment processing and technology solutions. Through the Shift4 Model, the Company offers software providers a single integration to an end-to-end payments offering, a powerful gateway and a robust suite of technology solutions (including cloud enablement, business intelligence, analytics, and mobile) to enhance the value of their software suites and simplify payment acceptance. The Company provides for its merchants a seamless customer experience at scale, rather than simply acting as one of multiple providers they rely on to operate their businesses. The Shift4 Model is built to serve a range of merchants from small-to-medium-sized businesses to large and complex enterprises across numerous verticals, including food and beverage, hospitality, stadiums and arenas, gaming, specialty retail, non-profits, eCommerce, and exciting technology companies. This includes the Company’s point of sale (“POS”) software offerings, as well as over 425 additional software integrations in virtually every industry.
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
The unaudited condensed consolidated financial statements include the accounts of Shift4 Payments, Inc. and its wholly-owned subsidiaries. Shift4 Payments, Inc. consolidates the financial results of Shift4 Payments, LLC, which is considered a variable interest entity (“VIE”). Shift4 Payments, Inc. is the primary beneficiary and sole managing member of Shift4 Payments, LLC and has decision making authority that significantly affects the economic performance of the entity. As a result, the Company consolidates Shift4 Payments, LLC and reports a noncontrolling interest representing the economic interest in Shift4 Payments, LLC held by Rook Holdings Inc. (“Rook”). Prior to May 24, 2022, the noncontrolling interest also included the economic interest in Shift4 Payments, LLC held by certain affiliates of Searchlight Capital Partners (“Searchlight”) (together with Rook, the “Continuing Equity Owners”).
All intercompany balances and transactions have been eliminated in consolidation.
The assets and liabilities of Shift4 Payments, LLC represent substantially all of the consolidated assets and liabilities of Shift4 Payments, Inc. with the exception of certain cash balances, contingent consideration for earnout liabilities for The Giving Block, Inc. (“The Giving Block”), and the aggregate principal amount of $690.0 million of 2025 Convertible Notes and $632.5 million of 2027 Convertible Notes that are held by Shift4 Payments, Inc. directly. As of both June 30, 2022 and December 31, 2021, $9.8 million of cash was held by Shift4 Payments, Inc. As of June 30, 2022, the earnout liabilities for The Giving Block were $58.9 million. Shift4 Payments, Inc., which was established November 5, 2019, has not had any material operations on a standalone basis since its inception, and all of the operations of the Company are carried out by Shift4 Payments, LLC and its subsidiaries.
Certain prior year balances have been adjusted to present contract assets within the line item “Prepaid expenses and other current assets” rather than in its own line item on the Company’s unaudited Condensed Consolidated Balance Sheets.

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share, unit and per unit amounts)
Liquidity and Management’s Plan
As of June 30, 2022, the Company had $1,772.5 million total principal amount of debt outstanding and was in compliance with the financial covenants under its debt agreements. The Company expects to be in compliance for at least 12 months following issuance of these unaudited condensed consolidated financial statements. See Note 9 for further information on the Company’s debt obligations.
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
Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2 to Shift4 Payments, Inc.’s consolidated financial statements as of and for the year ended December 31, 2021 in the 2021 Form 10-K. There have been no significant changes to these policies which have had a material impact on the Company’s unaudited condensed consolidated financial statements and related notes during the six months ended June 30, 2022 except for the below.
Crypto Settlement Assets and Liabilities
The Company recognizes a liability accompanied by an asset of the same value to reflect its obligation to safeguard the crypto settlement assets it holds on behalf of users of The Giving Block’s platform. These crypto settlement assets are comprised of numerous cryptocurrencies that are traded on numerous cryptocurrency exchanges. The liability and asset are remeasured at each reporting date at the fair value of the crypto settlement assets, which is determined using quoted prices from cryptocurrency exchanges. The Company’s agent, which acts as a cryptocurrency exchange and custodian, holds the cryptographic key information of the crypto settlement assets and is primarily obligated to secure the assets and protect them from loss or theft. The Company maintains the internal recordkeeping of the assets.
Recent Accounting Pronouncements
Accounting Pronouncements Adopted
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”) with amendments in 2018 and 2019. This accounting guidance requires a lessee to record assets and liabilities on the balance sheet for the rights and obligations arising from leases with terms of more than 12 months. On January 1, 2021, the Company adopted ASC 842 using the modified retrospective method, reflecting the adoption in the Company’s annual results for the period ended December 31, 2021. Prior period amounts were not adjusted and continue to be reported in accordance with historic accounting under previous lease guidance, ASC 840, Leases (“ASC 840”). The Company elected to use the package of practical expedients permitted under the transition guidance. The Company did not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, or (iii) initial direct costs for any existing leases. For lease agreements where the Company is a lessee that include lease and non-lease components, the Company elected to use the practical expedient on all leases entered into or modified after January 1, 2021 to combine lease and non-lease components for all classes of assets. Additionally, the Company elected to not record leases with a term of twelve months or less on the balance sheet. Upon adoption, the Company recorded right-of-use assets of $21.4 million and lease liabilities of $25.7 million. The adoption of ASC 842 did not result in a material impact to the unaudited Condensed Consolidated Statements of Operations or unaudited Condensed Consolidated Statements of Cash Flows. See Note 13 for ASC 842-related disclosures.

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share, unit and per unit amounts)
In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326), which changes the impairment model for most financial assets, including accounts receivable, and replaces the existing incurred loss impairment model with a current expected credit loss (“CECL”) methodology, which will result in more timely recognition of credit losses. The Company adopted ASU 2016-13 on a modified retrospective basis on December 31, 2021, reflecting the adoption as of January 1, 2021 in the Company's annual results for the period ended December 31, 2021 and interim periods beginning January 1, 2022. The adoption of ASU 2016-13 did not result in a material impact on the Company’s unaudited condensed consolidated financial statements and disclosures.
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
In July 2021, the FASB issued ASU 2021-05, Lessors—Certain Leases with Variable Lease Payments, to amend lessor accounting for certain leases with variable lease payments that do not depend on a reference index or a rate and would have resulted in the recognition of a loss at lease commencement if classified as a sales-type or a direct financing lease. ASU 2021-05 amends the classification requirements of such leases for lessors to require operating lease classification. The Company adopted ASU 2021-05 on a retrospective basis effective January 1, 2022. The adoption did not have a significant impact on the Company’s unaudited condensed consolidated financial statements.
In March 2022, the SEC issued Staff Accounting Bulletin No. 121 (“SAB 121”), which provided interpretive guidance regarding the accounting for obligations to safeguard crypto-assets an entity holds for users of its crypto platform. This guidance requires entities that hold crypto-assets on behalf of platform users to recognize a liability accompanied by an asset of the same value on its balance sheet to reflect the entity’s obligation to safeguard the crypto-assets held for its platform users. The liability and asset should be measured at initial recognition and each reporting date at the fair value of the crypto-assets that the entity is responsible for holding for its platform users. The entity should also describe in the footnotes to the financial statements the nature and amount of crypto-assets the entity is responsible for safeguarding for its platform users and how the fair value is determined, and should also consider including information regarding who (e.g. the entity, its agent, or another third party) holds the cryptographic key information, maintains the internal recordkeeping of those assets, and is obligated to secure the assets and protect them from loss or theft. This guidance is effective from the first interim period after June 15, 2022 and should be applied retrospectively. The Company adopted SAB 121 on a retrospective basis effective June 30, 2022, resulting in the recognition of $1.2 million of crypto settlement assets within “Prepaid expenses and other current assets” and $1.2 million of crypto settlement liabilities within “Accrued expenses and other current liabilities” on the Company’s unaudited Condensed Consolidated Balance Sheets as of June 30, 2022 associated with The Giving Block. The adoption of this guidance had no impact on the Company’s unaudited Condensed Consolidated Statements of Operations and unaudited Condensed Consolidated Statements of Cash Flows.
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
The Giving Block
On February 28, 2022, the Company acquired The Giving Block by acquiring 100% of its common stock for $106.9 million of estimated total purchase consideration, net of cash acquired. The Giving Block is a cryptocurrency donation marketplace that the Company expects to accelerate its growth in the non-profit sector with significant cross-sell potential. Total purchase consideration was as follows:

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

(c) The Company agreed to an earnout due to the former shareholders of The Giving Block in April 2023, calculated as a multiple of revenue earned by The Giving Block from March 1, 2022 to February 28, 2023, not to exceed $246.0 million. The earnout will be paid 75% in a combination of RSUs and shares of the Company’s Class A common stock and 25% in cash. The fair value of the earnout was included in the initial purchase consideration and will be revalued quarterly until the end of the earnout period as a fair value adjustment within “General and administrative expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations. As of June 30, 2022, the fair value of the earnout included in the purchase consideration was $57.5 million, which is recognized in “Accrued expenses and other current liabilities” on the Company’s unaudited Condensed Consolidated Balance Sheets. In addition, a portion of the earnout due in April 2023 is considered post-acquisition compensation expense and will be accrued throughout the earnout period within “General and administrative expenses” on the Company’s unaudited Condensed Consolidated Statements of Operations. As of June 30, 2022, $1.4 million is included in “Accrued expenses and other current liabilities” on the Company’s unaudited Condensed Consolidated Balance Sheets.

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share, unit and per unit amounts)
The following table summarizes the fair value assigned to the assets acquired and liabilities assumed at the acquisition date. These amounts reflect various preliminary fair value estimates and assumptions, and are subject to change within the measurement period as valuations are finalized. The primary areas of preliminary purchase price allocation subject to change relate to the valuation of contingent consideration, accrued expenses and other current liabilities assumed, and residual goodwill.

Prepaid expenses and other current assets (a)	$4.8
Other intangible assets	26.0
Goodwill (b)	89.4
Accrued expenses and other current liabilities (a)	(4.9)
Deferred revenue	(2.0)
Deferred tax liability	(6.4)
Net assets acquired	$106.9

(a) Includes $4.8 million of crypto settlement assets and liabilities. See the disclosure under “Accounting Pronouncements Adopted” in Note 1 for further information.
(b) Goodwill is not deductible for tax purposes.
In the six months ended June 30, 2022, the Company incurred expenses in connection with The Giving Block acquisition of $2.2 million. These expenses are included in “Professional fees” in the Company’s unaudited Condensed Consolidated Statements of Operations.
The fair values of intangible assets were estimated using inputs classified as Level 3 under the income approach using either the relief-from-royalty method (developed technology and trade name), the with or without method (donor relationships) or the multi-period excess earnings method (customer relationships). The contingent liability arising from the expected earnout payment included in purchase consideration was measured on the acquisition date using a Monte Carlo simulation in a risk-neutral framework, calibrated to Management’s revenue forecasts. The transaction was not taxable for income tax purposes. The weighted average life of developed technology, the trade name, donor relationships and customer relationships is 8 years, 15 years, 5 years and 15 years, respectively. The goodwill arising from the acquisition largely consisted of revenue synergies associated with a larger total addressable market and the ability to cross-sell existing customers, new customers and technology capabilities.
The Giving Block acquisition did not have a material impact on the Company’s unaudited condensed consolidated financial statements. Accordingly, revenue and expenses related to the acquisition and pro forma financial information have not been presented.
Postec
On September 1, 2021, the Company acquired Postec, Inc. (“Postec”) by acquiring 100% of its membership interests for $14.3 million in cash, net of cash acquired. The purchase was funded with cash on hand. This acquisition enables the boarding of the vendor’s customers on the Company’s end-to-end acquiring solution and empowers the Company’s distribution partners to sign the vendor’s customer accounts and leverage the combined expertise to handle all aspects of installation, service, and support, similar to the hospitality technology vendor acquired in October 2020.
Pending Finaro Acquisition
On March 1, 2022, the Company entered into a definitive agreement to acquire Credorax, Inc. d/b/a Finaro (“Finaro”) for $200.0 million in cash on hand, 6,439,316 shares of the Company’s Class A common stock with a value of approximately $325.0 million as of March 1, 2022, determined by the volume weighted average price for the thirty trading days preceding the date of the agreement, and a performance-based earnout of up to $50.0 million in the Company’s Class A common stock. Consummation of the merger is subject to regulatory approvals, which the Company expects to receive in the fourth quarter of 2022. Finaro is a cross-border eCommerce platform and bank specializing in solving complex payment problems for multi-national merchants that the Company believes will accelerate its growth in international markets. In the three and six months ended June 30, 2022, the Company incurred expenses in connection with the Finaro acquisition of $1.1 million and $4.7 million, respectively. These expenses are included in “Professional fees” in the Company’s unaudited Condensed Consolidated Statements of Operations.

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share, unit and per unit amounts)
3.Revenue
ASC 606, Revenue from Contracts with Customers (“ASC 606”)
Under ASC 606, the Company has three separate performance obligations under its recurring software as a service agreements (“SaaS”) arrangements for point-of-sale systems provided to merchants: (1) point-of-sale software, (2) lease of hardware and (3) other support services.
Disaggregated Revenue
Based on similar operational characteristics, the Company’s revenue from contracts with customers is disaggregated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Payments-based revenue	$473.9	$324.8	$845.4	$540.7
Subscription and other revenues	32.8	26.2	63.2	49.6
Total	$506.7	$351.0	$908.6	$590.3
Based on similar economic characteristics, the Company’s revenue from contracts with customers is disaggregated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Over-time revenue	$495.0	$341.1	$887.0	$571.3
Point-in-time revenue	11.7	9.9	21.6	19.0
Total	$506.7	$351.0	$908.6	$590.3
Contract Assets
Contract assets of $0.2 million and $0.3 million as of June 30, 2022 and December 31, 2021, respectively, are included within “Prepaid expenses and other current assets” on the Company’s unaudited Condensed Consolidated Balance Sheets. There was no allowance for contract assets as of June 30, 2022 and December 31, 2021.
Contract Liabilities
The Company charges merchants for various post-contract license support/service fees and annual regulatory compliance fees. These fees typically relate to a period of one year. The Company recognizes the revenue on a straight-line basis over its respective period. As of June 30, 2022 and December 31, 2021, the Company had deferred revenue of $20.6 million and $17.4 million, respectively. The change in the contract liabilities was primarily the result of a timing difference between payment from the customer and the Company’s satisfaction of each performance obligation.
The following reflects the amounts the Company recognized as annual service fees and regulatory compliance fees within “Gross revenue” in the Company’s unaudited Condensed Consolidated Statements of Operations and the amount of such fees that was included in deferred revenue at the beginning of the respective period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Annual service fees and regulatory compliance fees	$10.0	$5.7	$19.6	$10.1
Amount of these fees included in deferred revenue at beginning of period	8.5	4.6	8.8	4.0

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share, unit and per unit amounts)
Accounts Receivable
The change in the Company’s allowance for doubtful accounts was as follows:

	June 30, 2022	June 30, 2021
Beginning balance	$8.0	$5.7
Additions to expense (a)	4.3	8.1
Write-offs, net of recoveries and other adjustments	(1.5)	(1.0)
Ending balance	$10.8	$12.8

(a) For the six months ended June 30, 2021, includes a $5.5 million allowance on chargebacks from a single merchant, which is included in “Cost of sales” on the unaudited Condensed Consolidated Statements of Operations.

4.Goodwill
The changes in the carrying amount of goodwill were as follows:

Balance at December 31, 2021	$537.7
The Giving Block Acquisition (Note 2)	89.4
Balance at June 30, 2022	$627.1
5.Other Intangible Assets, Net
Other intangible assets, net consisted of the following:

	Weighted Average Amortization Period (in years)	June 30, 2022
		Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	11	$96.5	$28.7	$67.8
Acquired technology	9	116.2	61.5	54.7
Trademarks and trade names	17	29.3	4.6	24.7
Capitalized software development costs	3	61.7	12.5	49.2
Residual commission buyouts (a)	3	32.3	9.7	22.6
Total other intangible assets, net		$336.0	$117.0	$219.0

	Weighted Average Amortization Period (in years)	December 31, 2021
		Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	8	$200.1	$133.7	$66.4
Acquired technology	9	113.2	54.9	58.3
Trademarks and trade names	18	20.3	3.8	16.5
Capitalized software development costs	4	42.6	9.1	33.5
Residual commission buyouts (a)	3	20.3	6.5	13.8
Total other intangible assets, net		$396.5	$208.0	$188.5

(a) Residual commission buyouts include contingent payments of $3.7 million and $4.2 million as of June 30, 2022 and December 31, 2021, respectively.

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share, unit and per unit amounts)
As of June 30, 2022, the estimated amortization expense for other intangible assets for each of the five succeeding years and thereafter is as follows:

2022 (remaining six months)	$27.4
2023	50.8
2024	45.2
2025	29.2
2026	17.6
Thereafter	48.8
Total	$219.0
Amounts charged to expense in the Company’s unaudited Condensed Consolidated Statements of Operations for amortization of other intangible assets were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Depreciation and amortization expense	$8.4	$9.4	$17.7	$19.5
Cost of sales	6.3	4.7	11.7	9.2
Total	$14.7	$14.1	$29.4	$28.7
6.Capitalized Acquisition Costs, Net
Capitalized acquisition costs, net were $36.6 million and $35.1 million at June 30, 2022 and December 31, 2021, respectively, consisting of upfront processing bonuses with a gross carrying value of $73.0 million and $69.1 million less accumulated amortization of $36.4 million and $34.0 million at June 30, 2022 and December 31, 2021, respectively.
Capitalized acquisition costs had a weighted average amortization period of three years at both June 30, 2022 and December 31, 2021. Amortization expense for capitalized acquisition costs was $6.6 million and $12.7 million for the three and six months ended June 30, 2022, respectively, $5.1 million and $10.1 million for the three and six months ended June 30, 2021, respectively, and is included in “Cost of sales” in the Company’s unaudited Condensed Consolidated Statements of Operations.
As of June 30, 2022, the estimated future amortization expense for capitalized acquisition costs is as follows:

2022 (remaining six months)	$11.1
2023	16.4
2024	8.2
2025	0.9
Total	$36.6

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share, unit and per unit amounts)
7.Equipment for Lease, Net
Equipment for lease, net consisted of the following:

	Weighted Average Depreciation Period (in years)	June 30, 2022
		Carrying Value	Accumulated Depreciation	Net Carrying Value
Equipment under lease	3	$89.8	$(34.9)	$54.9
Equipment held for lease (a)	N/A	10.3	—	10.3
Total equipment for lease		$100.1	$(34.9)	$65.2

	Weighted Average Depreciation Period (in years)	December 31, 2021
		Carrying Value	Accumulated Depreciation	Net Carrying Value
Equipment under lease	3	$72.9	$(24.2)	$48.7
Equipment held for lease (a)	N/A	9.7	—	9.7
Total equipment for lease, net		$82.6	$(24.2)	$58.4

(a) Represents equipment that was not yet initially deployed to a merchant and, accordingly, is not being depreciated.
The amount charged to “Depreciation and amortization expense” in the Company’s unaudited Condensed Consolidated Statements of Operations for depreciation of equipment under lease was $7.4 million and $14.4 million for the three and six months ended June 30, 2022, respectively, and $5.1 million and $9.6 million for the three and six months ended June 30, 2021, respectively.
8.Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	June 30, 2022	December 31, 2021
Equipment	$11.6	$10.5
Capitalized software	4.1	5.1
Leasehold improvements	9.4	9.1
Furniture and fixtures	1.7	2.0
Vehicles	0.2	0.3
Total property, plant and equipment, gross	27.0	27.0
Less: Accumulated depreciation	(9.3)	(8.6)
Total property, plant and equipment, net	$17.7	$18.4
Amounts charged to expense in the Company’s unaudited Condensed Consolidated Statements of Operations for depreciation of property, plant and equipment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Depreciation and amortization expense	$0.9	$1.0	$1.9	$1.8
Cost of sales	0.3	0.4	0.6	0.8
Total depreciation expense	$1.2	$1.4	$2.5	$2.6

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share, unit and per unit amounts)
9.Debt
The Company’s outstanding debt consisted of the following:

	Maturity	Effective Interest Rate	June 30, 2022	December 31, 2021
Convertible Notes due 2025 (2025 Convertible Notes)	December 15, 2025	0.49%	$690.0	$690.0
Convertible Notes due 2027 (2027 Convertible Notes)	August 1, 2027	0.90%	632.5	632.5
Senior Notes due 2026 (2026 Senior Notes)	November 1, 2026	5.13%	450.0	450.0
Total borrowings			1,772.5	1,772.5
Less: Unamortized capitalized financing fees			(34.7)	(34.0)
Total long-term debt			$1,737.8	$1,738.5
Amortization of capitalized financing fees is included in “Interest expense” in the Company’s unaudited Condensed Consolidated Statements of Operations. Amortization expense for capitalized financing fees was $2.0 million and $3.9 million for the three and six months ended June 30, 2022, respectively, and $1.2 million and $2.4 million for the three and six months ended June 30, 2021, respectively.
Future principal payments
As of June 30, 2022, future principal payments associated with the Company’s long-term debt were as follows:

2025	$690.0
2026	450.0
2027	632.5
Total	$1,772.5
Convertible Notes due 2025
The net carrying amount of the Convertible Senior Notes due 2025 (“2025 Convertible Notes”) was as follows:

	June 30, 2022	December 31, 2021
Principal outstanding	$690.0	$690.0
Unamortized debt issuance costs	(11.3)	(13.0)
Net carrying value	$678.7	$677.0
Convertible Notes due 2027
The net carrying amount of the 0.50% Convertible Senior Notes due 2027 (“2027 Convertible Notes”) was as follows:

	June 30, 2022	December 31, 2021
Principal outstanding	$632.5	$632.5
Unamortized debt issuance costs	(12.8)	(13.8)
Net carrying value	$619.7	$618.7

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share, unit and per unit amounts)
Senior Notes due 2026
In March 2022, Shift4 Payments, LLC (the “Issuer”) and Shift4 Payments Finance Sub, Inc. (the “Co-Issuer” and together with the Issuer, the “Issuers”), completed a consent solicitation to amend the indenture governing the $450.0 million principal amount of 4.625% Senior Notes due 2026 (“2026 Senior Notes”) to allow for the repurchase of capital stock as part of the Market Capitalization exception that had been included. In connection with the solicitation, the Company paid $4.5 million of consent payments to note holders, which was capitalized and recognized in the unaudited Condensed Consolidated Balance Sheets as a reduction of long-term debt, and incurred fees of $1.4 million, which were recorded to “Transaction-related expenses” in the unaudited Condensed Consolidated Statements of Operations in the six months ended June 30, 2022.
Revolving Credit Facility
Borrowing capacity on the Company’s Revolving Credit Facility under the First Lien Credit Agreement (“Revolving Credit Facility”) was $99.5 million as of June 30, 2022, net of a $0.5 million letter of credit.
Restrictions and Covenants
The 2025 Convertible Notes, 2026 Senior Notes, 2027 Convertible Notes (collectively, the “Notes”) and Revolving Credit Facility include certain restrictions on the ability of Shift4 Payments, LLC to make loans, advances, or pay dividends to Shift4 Payments, Inc.
At June 30, 2022 and December 31, 2021, the Company was in compliance with all financial covenants.
Other than as provided above, there are no significant changes to the information disclosed in the 2021 Form 10-K.
10.Other Consolidated Balance Sheet Components
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following:

	June 30, 2022	December 31, 2021
Crypto settlement assets (a)	$1.2	$—
Prepaid insurance	0.9	3.3
Prepaid merchant signing bonuses (b)	0.2	0.7
Other prepaid expenses (c)	7.2	6.1
Taxes receivable	1.7	1.8
Contract assets	0.2	0.3
Agent and employee loan receivables	0.1	0.2
Other current assets	0.6	0.3
Total prepaid expenses and other current assets	$12.1	$12.7

(a) See the disclosure within “Accounting Pronouncements Adopted” in Note 1 for information regarding the Company’s crypto settlement assets.
(b) Represents deal bonuses paid to merchants to obtain processing contracts, which are amortized over their contractual term of one year.
(c) Includes prepayments related to information technology, rent, tradeshows and conferences.

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share, unit and per unit amounts)
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2022	December 31, 2021
Contingent liability earnout - The Giving Block (a)	$58.9	$—
Residuals payable	17.0	13.1
Accrued interest	4.8	4.8
Accrued payroll	5.6	15.3
Taxes payable	2.1	1.6
Deferred employer social security tax pursuant to the CARES Act	1.6	1.6
Crypto settlement liabilities (b)	1.2	—
Restructuring accrual (c)	0.7	1.5
Other current liabilities	5.4	5.0
Total accrued expenses and other current liabilities	$97.3	$42.9

(a) Represents the fair value of the contingent liability earnout for The Giving Block as of June 30, 2022, including $57.5 million of estimated purchase consideration and $1.4 million of post-acquisition compensation expense. See Note 2 for more information.

(b) See the disclosure within “Accounting Pronouncements Adopted” in Note 1 for information regarding the Company’s crypto settlement liabilities.
(c) The Company made severance payments of $0.9 million for the six months ended June 30, 2022. The restructuring accrual of $0.7 million as of June 30, 2022 is expected to be paid in 2022.
11.Fair Value Measurement
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
In conjunction with the acquisition of The Giving Block, Inc. on February 28, 2022, the Company entered into a contingent consideration agreement that requires the Company to pay up to $246.0 million if certain revenue thresholds of the acquired business are achieved for the twelve months ending February 28, 2023. The fair value of the contingent consideration was estimated using a Monte-Carlo simulation model, which included significant unobservable Level 3 inputs, such as projected financial performance over the earn-out period along with estimates for revenue volatility of 20.9% and 16.7% as of June 30, 2022 and February 28, 2022, respectively, and the discount rate of 8.5% and 7.1% as of June 30, 2022 and February 28, 2022, respectively. Changes in the volatility and discount rate were due to broader market conditions. See Note 2 for more information on the terms of the earnout agreement. The estimated fair value of the contingent consideration related to purchase consideration of $57.5 million as of June 30, 2022 is recognized in “Accrued expenses and other current liabilities” on the Company’s unaudited Condensed Consolidated Balance Sheets.

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share, unit and per unit amounts)
The table below provides a reconciliation of the beginning and ending balances for the Level 3 contingent liabilities:

	Six Months Ended June 30,
	2022	2021
Balance at beginning of period	$—	$—
Contingent consideration for The Giving Block acquisition	57.8	—
Cash payments made for contingent liabilities related to earnout payments	—	(0.2)
Fair value adjustments	(0.3)	0.2
Balance at end of period	$57.5	$—

Fair value adjustments are recorded within “General and administrative expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations. There were no transfers into or out of Level 3 during the six months ended June 30, 2022 and 2021.
The estimated fair value of the Company’s outstanding debt using quoted prices from over-the-counter markets, considered Level 2 inputs, was as follows:

	June 30, 2022		December 31, 2021
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
2025 Convertible Notes	$678.7	$560.4	$677.0	$735.4
2027 Convertible Notes	619.7	448.7	618.7	556.5
2026 Senior Notes	440.4	402.1	443.9	465.7
Total	$1,738.8	$1,411.2	$1,739.6	$1,757.6

(a) Carrying value excludes unamortized debt issuance costs related to the Revolving Credit Facility of $1.0 million and $1.1 million as of June 30, 2022 and December 31, 2021, respectively.
The estimated fair value of the Company’s crypto settlement assets and crypto settlement liabilities using quoted prices from active cryptocurrency exchanges, considered Level 1 inputs, was $1.2 million as of June 30, 2022. See Note 1 for more information on the Company’s crypto settlement assets and crypto settlement liabilities.
Other financial instruments not measured at fair value on the Company’s unaudited Condensed Consolidated Balance Sheets at June 30, 2022 and December 31, 2021 include cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, other noncurrent assets, accounts payable, and accrued expenses and other current liabilities, as their estimated fair values reasonably approximate their carrying value as reported on the Company’s unaudited Condensed Consolidated Balance Sheets.
12.Income Taxes
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
The Company has assessed the realizability of the net deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has recorded a full valuation allowance against the deferred tax assets at Shift4 Payments, Inc. as of June 30, 2022, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share, unit and per unit amounts)
The Company’s effective tax rate was 6.3% and (152.9)% for the three and six months ended June 30, 2022, respectively. The Company’s effective tax rate was (421.4)% and (9.9)% for the three and six months ended June 30, 2021, respectively. The effective tax rate for the three and six months ended June 30, 2022 was different than the U.S. federal statutory income tax rate of 21% primarily due to the loss allocated to the noncontrolling interest and the full valuation allowances on Shift4 Payments, Inc. and VenueNext, Inc. in the United States. In addition, the six months ended June 30, 2022 also includes the impact of a $6.4 million income tax benefit related to the valuation allowance release due to acquired deferred tax liabilities from The Giving Block. The effective tax rate for the three and six months ended June 30, 2021 was different than the U.S. federal statutory income tax rate of 21% primarily due to the loss allocated to the noncontrolling interest, the full valuation allowances on Shift4 Payments, Inc. and VenueNext, Inc. in the United States, the tax windfall related to vested equity-based compensation awards, and the near break-even loss before income taxes for the three months ended June 30, 2021.
Tax Receivable Agreement
The Company expects to obtain an increase in its share of the tax basis in the net assets of Shift4 Payments, LLC as LLC Interests are redeemed from or exchanged by Rook, at the option of the Company, determined solely by the Company’s independent directors. The Company intends to treat any redemptions and exchanges of LLC Interests as direct purchases of LLC Interests for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that it would otherwise pay in the future to various tax authorities. In connection with the Reorganization Transactions and the IPO, the Company entered into the Tax Receivable Agreement (“TRA”) with the Continuing Equity Owners.
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
The Company has not recognized a $248.3 million liability under the TRA after concluding it was not probable that such TRA Payments would be paid based on its estimates of future taxable income. No payments were made to the Continuing Equity Owners pursuant to the TRA during the three and six months ended June 30, 2022. The amounts payable under the TRA will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of Shift4 Payments, Inc. in the future. If the valuation allowance recorded against the deferred tax assets applicable to the tax attributes referenced above is released in a future period, the TRA liability may be considered probable at that time and recorded within earnings.
If Rook were to exchange all of its LLC Units, the Company does not expect the deferred tax asset or TRA liability to vary substantially from the amounts reported in the 2021 Form 10-K. The actual amount of deferred tax assets and related liabilities are impacted by the timing of the exchanges, the valuation of Shift4 Corporation, the price of the Company’s shares of Class A common stock at the time of the exchange, and the tax rates then in effect.

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share, unit and per unit amounts)
13.Lease Agreements
As Lessee
The Company has operating leases primarily for office space and equipment. The following amounts were recorded on the Company’s unaudited Condensed Consolidated Balance Sheets relating to operating leases:

	June 30, 2022	December 31, 2021
Assets
Right-of-use assets	$16.2	$18.5
Liabilities
Current lease liabilities	$4.1	$4.8
Noncurrent lease liabilities	16.0	17.9
Total lease liabilities	$20.1	$22.7
The expected future payments related to leases with initial non-cancellable lease terms in excess of one year at June 30, 2022 were as follows:

2022 (remaining six months)	$2.4
2023	4.5
2024	4.4
2025	3.4
2026	2.9
Thereafter	4.4
Total lease payments	22.0
Less: Interest	(1.9)
Present value of minimum payments	$20.1
Total operating lease expense, which is included in “General and administrative expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations, was $1.4 million and $2.8 million for the three and six months ended June 30, 2022, respectively, and $1.4 million and $2.9 million for the three and six months ended June 30, 2021, respectively.
Supplemental balance sheet information related to leases was as follows:

	June 30, 2022	December 31, 2021
Weighted average remaining lease term (in years):	5.4	5.6
Weighted average discount rate	3.2%	3.2%
Operating lease payments included in operating cash flows were $3.0 million and $3.2 million for the six months ended June 30, 2022 and 2021, respectively.

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share, unit and per unit amounts)
As Lessor
The Company provides hardware, including terminals and point-of-sale equipment, to its merchants under operating leases. The Company’s operating leases generally include options to extend the contract for successive one-year periods. Extension options are not included in the determination of lease income unless, at lease inception, it is reasonably certain that the option will be exercised. The Company’s operating leases do not generally include purchase options.
Lease payments received are recognized as income on a straight-line basis over the term of the agreement in accordance with ASC 606 and classified as gross revenue on the Company’s unaudited Condensed Consolidated Statements of Operations.
Total lease income for the three and six months ended June 30, 2022 was $4.4 million and $8.7 million, respectively, and $4.2 million and $8.2 million for the three and six months ended June 30, 2021, respectively. Variable lease income was not material for the three and six months ended June 30, 2022 or 2021.
The Company expects to receive future minimum lease payments for hardware provided under the Company’s SaaS agreements of $10.3 million from July 1, 2022 through June 30, 2023. See Note 3 and Note 7 for more information on the accounting for these operating leases.
14.Related Party Transactions
The Company has a service agreement with Jared Isaacman, the Company’s Chief Executive Officer and founder (“Founder”), including access to aircrafts and a property. Total expense for this service, which is included in “General and administrative expenses” in the unaudited Condensed Consolidated Statements of Operations, was $0.3 million and $0.5 million for the three and six months ended both June 30, 2022 and 2021, respectively. There were no amounts outstanding at June 30, 2022 or December 31, 2021.
In the third and fourth quarters of 2021, the Company incurred $1.1 million in costs associated with a proposed Follow-on Offering that were reimbursable by Searchlight, which were included in “Accounts receivable, net” on the Company’s unaudited Condensed Consolidated Balance Sheets as of December 31, 2021. There were no amounts outstanding at June 30, 2022. In addition, on May 24, 2022, Searchlight redeemed all of its remaining LLC Interests. As a result, Searchlight is no longer a Continuing Equity Owner or a related party of the Company as of May 24, 2022.
In February 2021, the Company accepted the transfer of the right to select a participant for one seat on board Inspiration4, the first all-civilian mission to space, from the Founder, who is also the commander of the mission. The right was transferred to the Company as a non-cash contribution and recorded at its estimated fair value of $2.1 million in “Additional paid-in capital” on the Company’s unaudited Condensed Consolidated Balance Sheets and expensed within “Advertising and marketing” on the Company’s unaudited Condensed Consolidated Statements of Operations in March 2021 when the participant was selected for the mission through a contest held by the Company.
In the fiscal year ended December 31, 2021, the Company incurred a significant amount of nonrecurring expenses to integrate, rebrand and promote 3dcart to Shift4Shop in conjunction with the Inspiration4 announcement. Certain expenses, totaling $0.9 million, were directly associated with the Inspiration4 mission and were reimbursable by the Founder. As of December 31, 2021, a $0.1 million receivable from the Founder was recorded as “Accounts receivable” on the Company’s unaudited Condensed Consolidated Balance Sheets. There were no amounts outstanding at June 30, 2022.
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

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share, unit and per unit amounts)
In September 2021, the Founder, through the SPV, entered into two VPF Contracts with a Dealer, one covering approximately 2.18 million shares of the Company’s Class A common stock and the other covering approximately 2.26 million shares of the Company’s Class A common stock. The VPF Contracts are both scheduled to settle on specified dates in June, July, August and September 2024, at which time the actual number of shares of the Company’s Class A common stock to be delivered by the SPV will be determined based on the price of the Company’s Class A common stock on such dates relative to the forward floor price of approximately $66.424 per share and the forward cap price of approximately $112.09 per share for the contract covering approximately 2.18 million shares of the Company’s Class A common stock, and to the forward floor price of $66.424 per share and the forward cap price of approximately $120.39 per share for the contract covering approximately 2.26 million shares of the Company’s Class A common stock, with the aggregate number not to exceed approximately 4.44 million shares, which is the aggregate number of shares of Company’s Class B common stock and their associated common units of Shift4 Payments, LLC pledged by the SPV to secure its obligations under the contracts. Subject to certain conditions, the SPV can also elect to settle the VPF Contracts in cash and thereby retain full ownership of the pledged shares and units.
If Rook were to default on its obligations under the VPF Contracts and fail to cure such default, the Dealer would have the right to exchange the pledged Class B stock and LLC interests for an equal number of the Company’s Class A common stock, and sell such Class A common stock to satisfy Rook’s obligation.
In June 2022, the Company entered into a $3.6 million residual commission buyout agreement with a relative of the Founder, consisting of an initial payment of $2.5 million in cash and $0.6 million in shares of the Company’s Class A common stock, and a contingent payment of $0.5 million in cash payable after 12 months, subject to certain conditions related to the performance of the acquired assets.
15.Commitments and Contingencies
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
16.Stockholders’ Equity/Members’ Deficit
Stock Repurchases
On December 16, 2021, the Company’s Board of Directors (the “Board”) authorized a stock repurchase program (the “December 2021 Program”), pursuant to which the Company was authorized to repurchase up to $100.0 million of shares of its Class A common stock through December 31, 2022. On May 11, 2022, the Board authorized a stock repurchase program (the “May 2022 Program”), pursuant to which the Company was authorized to repurchase up to an additional $100.0 million of shares of its Class A common stock through December 31, 2022, and on June 15, 2022, the Board authorized a stock repurchase program (the “June 2022 Program” and, together with the December 2021 Program and the May 2022 Program, the “Programs”), pursuant to which the Company was authorized to repurchase up to an additional $50.0 million of shares of its Class A common stock through December 31, 2022.
Repurchases under the Programs may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and corporate needs. Open market repurchases will be structured to occur within the pricing and volume requirements of Rule 10b-18. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares pursuant to the Programs.
The Programs do not obligate the Company to acquire any particular amount of common stock. The Programs may be extended, modified, suspended or discontinued at any time at the Company’s discretion.

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share, unit and per unit amounts)
As of December 31, 2021, the Company had repurchased 378,475 shares of Class A common stock under the December 2021 Program for $21.1 million, including commissions paid, at an average price paid of $55.81 per share.
On May 24, 2022, Searchlight exchanged its shares of the Company’s Class B and Class C common stock for an equal number of shares of Class A common stock, which Searchlight subsequently redeemed. During the six months ended June 30, 2022, the Company repurchased 3,887,191 shares of Class A common stock under the Programs for $184.4 million, including commissions paid, at an average price paid of $47.40 per share. Included in these amounts during the six months ended June 30, 2022 is the Company’s repurchase of all 967,600 shares of Searchlight’s Class A common stock for $43.1 million at an average price paid of $44.54 per share. As of June 30, 2022, approximately $44.5 million remained available for future purchases under the Programs.
Repurchased shares of common stock that have not been retired are recorded as “Treasury stock” on the Company’s unaudited Condensed Consolidated Balance Sheets. Upon retirement, the Company allocates the value of treasury stock between Additional paid-in capital and Retained earnings. During the six months ended June 30, 2022, the Company retired 3,539,016 shares of common stock it had repurchased under the Programs. There were 726,650 shares of treasury stock outstanding as of June 30, 2022, which were retired on July 1, 2022.
17.Noncontrolling Interests
Shift4 Payments, Inc. is the sole managing member of Shift4 Payments, LLC, and consolidates the financial results of Shift4 Payments, LLC. The noncontrolling interests balance represents the economic interest in Shift4 Payments, LLC held by the Continuing Equity Owners. On May 24, 2022, Searchlight redeemed all of its outstanding LLC Interests and is therefore no longer a Continuing Equity Owner or a component of noncontrolling interests as of that date. The following table summarizes the ownership of LLC Interests in Shift4 Payments, LLC:

	June 30, 2022		December 31, 2021
	LLC Interests	Ownership %	LLC Interests	Ownership %
Shift4 Payments, Inc.	54,382,042	67.8%	56,449,833	68.2%
Continuing Equity Owners	25,829,016	32.2%	26,272,654	31.8%
Total	80,211,058	100.0%	82,722,487	100.0%
18.Equity-based Compensation
2020 Incentive Award Plan
In June 2020, the Company adopted the 2020 Incentive Award Plan (“2020 Plan”), which provides for the grant of stock options, restricted stock dividend equivalents, stock payments, restricted stock units (“RSUs”), performance restricted stock units (“PRSUs”), stock appreciation rights, and other stock or cash awards. A maximum of 418,973 shares of the Company’s Class A common stock is available for issuance under the 2020 Plan. The number of shares available for issuance is subject to an annual increase on the first day of each year beginning in 2021 and ending in and including 2030, equal to the lesser of (1) 1% of the shares outstanding (on an as-converted basis, taking into account any and all securities convertible into, or exercisable, exchangeable or redeemable for, shares of Class A common stock (including LLC Interests of Shift4 Payments, LLC)) on the last day of the immediately preceding fiscal year and (2) such smaller number of shares as determined by the Board.
On April 28, 2022, the Board adopted, and on June 10, 2022, the Company’s shareholders approved, the amendment and restatement of the Shift4 Payments, Inc. 2020 Incentive Award Plan (the “Restated Equity Plan”). The Restated Equity Plan (a) increased the number of shares of the Company’s Class A common stock available for issuance under the Restated Equity Plan to a total of 7,500,000 shares, (b) increased the annual “evergreen” increase to the number of shares of the Company’s Class A common stock available for issuance under the Restated Equity Plan from 1% of the shares outstanding to 2% of the shares outstanding, (c) limited the number of shares of the Company’s Class A common stock that may be issued upon the exercise of incentive stock options to no more than 7,500,000 shares, and (d) extended the term of the Restated Equity Plan to ten years from the date it was adopted by the Board.

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share, unit and per unit amounts)
RSUs and PRSUs
RSUs represent the right to receive shares of the Company’s Class A common stock at a specified date in the future.
The RSU activity for the six months ended June 30, 2022 was as follows:

	Six Months Ended June 30, 2022
	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested balance at beginning of period	2,402,694	$43.28
Granted (a)	604,188	45.51
Vested	(619,175)	29.77
Forfeited or cancelled	(143,591)	55.94
Unvested balance at end of period	2,244,116	$48.93

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
The Company recognized equity-based compensation expense of $9.3 million and $26.2 million for the three and six months ended June 30, 2022, respectively, and $6.6 million and $20.6 million for the three and six months ended June 30, 2021, respectively. At June 30, 2022, the total unrecognized equity-based compensation expense related to outstanding RSUs and PRSUs was $92.9 million, which is expected to be recognized over a weighted-average period of 3.33 years.

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share, unit and per unit amounts)
19.Basic and Diluted Net Income (Loss) per Share
Basic net income (loss) per share has been computed by dividing net income (loss) attributable to common shareholders by the weighted average number of shares of common stock outstanding for the same period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period in which the shares were outstanding. Diluted net income (loss) per share has been computed in a manner consistent with that of basic net income (loss) per share while giving effect to all shares of potentially dilutive common stock that were outstanding during the period. The following table presents the calculation of basic and diluted net income (loss) per share under the two-class method:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$15.0	$4.5	$1.8	$(46.5)
Less: Net income (loss) attributable to noncontrolling interests	4.7	1.3	(1.0)	(16.9)
Net income (loss) attributable to Shift4 Payments, Inc.	10.3	3.2	2.8	(29.6)
Adjustment to net income (loss) attributable to common stockholders	—	—	0.1	(0.3)
Net income (loss) attributable to common stockholders	$10.3	$3.2	$2.9	$(29.9)

Numerator - allocation of net income (loss) attributable to common stockholders:
Net income (loss) allocated to Class A common stock - basic	$9.6	$2.7	$2.7	$(24.8)
Reallocation of net income (loss) attributable to common stockholders from assumed conversion of LLC interests and assumed vesting of RSUs	4.7	1.4	(1.0)	—
Net income (loss) allocated to Class A common stock - diluted	$14.3	$4.1	$1.7	$(24.8)

Net income (loss) allocated to Class C common stock - basic	$0.7	$0.5	$0.2	$(5.1)
Reallocation of net income attributable to common stockholders from assumed conversion of LLC interests and assumed vesting of RSUs	—	(0.1)	(0.1)	—
Net income (loss) allocated to Class C common stock - diluted	$0.7	$0.4	$0.1	$(5.1)

Denominator:
Weighted average shares of Class A common stock outstanding - basic	51,790,403	46,297,553	51,958,494	44,492,680
Effect of dilutive securities:
LLC Interests	26,087,399	28,869,471	26,179,515	—
RSUs	637,078	1,726,595	685,059	—
2025 Convertible Notes	—	101,713	—	—
Weighted average shares of Class A common stock outstanding - diluted	78,514,880	76,995,332	78,823,068	44,492,680

Weighted average shares of Class C common stock outstanding - basic and diluted	4,006,159	8,151,747	4,283,096	9,075,667

Net income (loss) per share - Basic:
Class A common stock	$0.19	$0.06	$0.05	$(0.56)
Class C common stock	$0.19	$0.06	$0.05	$(0.56)
Net income (loss) per share - Diluted:
Class A Common Stock	$0.18	$0.05	$0.02	$(0.56)
Class C Common Stock	$0.18	$0.05	$0.02	$(0.56)

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share, unit and per unit amounts)
The following were excluded from the calculation of diluted net income (loss) per share as the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
LLC Interests that convert into potential Class A common shares	—	—	—	28,240,404
RSUs and performance RSUs - employee	999,475	—	999,475	1,742,656
RSUs - non-employee directors	10,742	—	10,742	10,244
Total	1,010,217	—	1,010,217	29,993,304
For the three and six months ended June 30, 2022, the Company has excluded from the calculation of diluted net income per share the effect of the conversion of the 2025 Convertible Notes and 2027 Convertible Notes, as the last reported sales price of the Company’s Class A common stock was not greater than or equal to 130% of the conversion price for 20 trading days during a period of 30 consecutive trading days prior to June 30, 2022, per the terms of the agreement.
For the six months ended June 30, 2021, the Company has excluded from the calculation of diluted net income (loss) per share the effect of the conversion of the 2025 Convertible Notes, as the last reported sales price of the Company’s Class A common stock was not greater than or equal to 130% of the conversion price for 20 trading days during a period of 30 consecutive trading days prior to June 30, 2021, per the terms of the agreement.
The Company will pay in cash the $690.0 million principal of the 2025 Convertible Notes and the $632.5 million principal of the 2027 Convertible Notes with any excess to be paid or delivered in cash or shares of the Company’s Class A common stock or a combination of both at the Company’s election.
In addition, for the three and six months ended June 30, 2022, the Company has excluded from the calculation of diluted net income per share the effect of shares of the Company’s Class A common stock to be issued in connection with the earnout due to the former shareholders of The Giving Block. The earnout will be calculated as a multiple of revenue earned by The Giving Block from March 1, 2022 to February 28, 2023, not to exceed $246.0 million in total, of which 75% will be paid in a combination of RSUs and shares of the Company’s Class A common stock. See Note 2 for more information.
20.Supplemental Cash Flows Information
Supplemental cash flows disclosures and noncash information consisted of the following:

	Six Months Ended June 30,
	2022	2021
Cash paid for interest	$12.4	$10.5
Cash paid for income taxes, net of refunds	0.1	0.3
Noncash investing activities
Shares and equity-based compensation awards issued in connection with The Giving Block acquisition	36.5	—
Shares and equity-based compensation awards issued in connection with VenueNext acquisition	—	26.3
Shares issued in connection with residual commission buyouts	0.6	—
Equipment for lease	2.0	5.8
Capitalized software development costs	1.6	0.5
Noncash financing activities
Right-of-use assets obtained in exchange for operating lease liabilities	0.5	—
Right associated with Inspiration4 seat	—	2.1

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share, unit and per unit amounts)
21.Segments
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
The following table summarizes gross revenue by revenue type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Payments-based revenue	$473.9	$324.8	$845.4	$540.7
Subscription and other revenues	32.8	26.2	63.2	49.6
Gross revenue	506.7	351.0	908.6	590.3
Less: network fees	324.1	214.7	577.2	356.5
Less: Other costs of sales	76.8	58.2	141.0	103.9
Gross profit	$105.8	$78.1	$190.4	$129.9
22.Subsequent Events
Acquisitions and Investments
Subsequent to June 30, 2022, the Company acquired three technology vendors for approximately $56.8 million of total purchase consideration, comprised of a combination of cash and shares of the Company’s Class A common stock. Due to the timing of these acquisitions, the initial accounting for the acquisitions, including the valuation of assets and liabilities acquired, is incomplete. As such, the Company is unable to disclose certain information, including the preliminary fair value of assets acquired and liabilities assumed, at this time.
In addition, subsequent to June 30, 2022, the Company committed approximately $120.0 million, comprised of a combination of cash and shares of the Company’s Class A common stock, to acquire ongoing merchant relationships and secure non-solicitation rights from third-party distribution partners.
Departure of Bradley Herring and Appointment of Nancy Disman as Chief Financial Officer
On August 3, 2022, Bradley Herring and the Company agreed that Mr. Herring will no longer serve as the Company’s Chief Financial Officer, effective August 5, 2022. In connection with Mr. Herring’s resignation, the Company entered into a separation and release of claims agreement with Mr. Herring on August 3, 2022.
On August 3, 2022, Nancy Disman tendered her resignation as a Class II director of the Board and stepped down from the Board and its Audit, Compensation and Nominating and Corporate Governance Committees, in each case effective August 5, 2022.
On August 3, 2022, the Board appointed Ms. Disman as the Company’s Chief Financial Officer and principal financial officer, in each case effective August 5, 2022, (the “Transition Date”). In connection with Ms. Disman’s appointment as the Chief Financial Officer, the Company entered into an employment agreement (the “Employment Agreement”) with Ms. Disman on August 3, 2022, effective the Transition Date. The Employment Agreement provides for an initial three-year term of employment with automatic one-year renewal terms unless otherwise terminated in accordance with the terms of the Employment Agreement.

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share, unit and per unit amounts)
Realignment of Board Classification
On August 3, 2022, in accordance with the Company’s amended and restated bylaws, the Board decreased the size of the Board to six members and, in order to achieve an equal balance of membership among the classes of directors, determined to move Christopher N. Cruz from Class III with a term expiring at the 2023 Annual Meeting of Stockholders to Class II with a term expiring at the 2025 Annual Meeting of Stockholders, in each case effective August 5, 2022. Accordingly, on the same date, Mr. Cruz, who was a Class III director, resigned as a director and was immediately elected by the Board as a Class II director. The resignation and re-election of Mr. Cruz was effected solely to rebalance the Board's classes and, for all other purposes, including compensation, Mr. Cruz’s service on the Board is deemed to have continued uninterrupted. The Board now consists of two Class I directors, two Class II directors and two Class III directors. The current Class I Directors are now Karen Roter Davis and Jared Isaacman; the current Class II Directors are Christopher Cruz and Sarah Goldsmith-Grover; and the current Class III Directors are Jonathan Halkyard and Donald Isaacman.

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
•“Continuing Equity Owners” refers collectively to our Founder and their respective permitted transferees who may redeem at each of their options, in whole or in part from time to time, their LLC Interests for, at our election, cash or newly-issued shares of Shift4 Payments, Inc.’s Class A common stock. Searchlight was a Continuing Equity Owner prior to May 24, 2022.
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
•“Searchlight” refers to Searchlight Capital Partners, L.P., a Delaware limited partnership, and certain funds affiliated with Searchlight. Searchlight was a Continuing Equity Owner prior to May 24, 2022.
Overview
We are a leading independent provider of payment acceptance and payment processing and technology solutions in the United States based on total volume of payments processed. We have achieved our leadership position through decades of solving business and operational challenges facing our customers’ overall commerce needs. We distribute our services through our internal sales and support teams, as well as through our network of independent software vendors (“ISVs”) and value-added resellers (“VARs”). For our software partners, we offer a single integration to an end-to-end payments offering, a proprietary gateway and a robust suite of technology solutions to enhance the value of their software and simplify payment acceptance. For our merchants, we provide a seamless, unified consumer experience as an alternative to relying on multiple providers to accept card-based payments, while providing the digital tools necessary to provide their end-customers a seamless commerce experience.

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
In addition, we offer innovative technology solutions that go beyond payment processing. Some of our solutions are developed in-house, such as business intelligence and POS software, while others are powered by our network of complementary third-party applications. Our focus on innovation, combined with our product-driven culture, enables us to create scalable technology solutions that benefit from an extensive library of intellectual property.
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
Our end-to-end payments offering combines our payments platform, including our proprietary gateway and breadth of software integrations, and our suite of technology solutions to create a compelling value proposition for our merchants. Our end-to-end payment volume was $16.9 billion and $11.8 billion for the three months ended June 30, 2022 and 2021, respectively, and $30.3 billion and $19.8 billion for the six months ended June 30, 2022 and 2021, respectively. This end-to-end payment volume contributed 72% and 68% of gross revenue less network fees for the three months ended June 30, 2022 and 2021, respectively, and 70% and 65% of gross revenue less network fees for the six months ended June 30, 2022 and 2021, respectively.
Our merchants range from small to medium sized businesses (“SMBs”) to large enterprises across numerous verticals including food and beverage, hospitality, stadiums and arenas, gaming, specialty retail, non-profits, eCommerce, and exciting technology companies. We expect our newest verticals, including stadiums and arenas, gaming, non-profits, and exciting technology companies, to contribute to our end-to-end payment volume significantly more in future periods than they have to date.
Recent Developments
Stock Repurchases
On December 16, 2021, our Board of Directors (the “Board”) authorized a stock repurchase program (the “December 2021 Program”), pursuant to which we were authorized to repurchase up to $100.0 million of shares of our Class A common stock through December 31, 2022. On May 11, 2022, the Board authorized a stock repurchase program (the “May 2022 Program”), pursuant to which we were authorized to repurchase up to an additional $100.0 million of shares of our Class A common stock through December 31, 2022, and on June 15, 2022, the Board authorized a stock repurchase program (the “June 2022 Program” and, together with the December 2021 Program and the May 2022 Program, the “Programs”), pursuant to which we were authorized to repurchase up to an additional $50.0 million of shares of our Class A common stock through December 31, 2022.
During the six months ended June 30, 2022, we repurchased 3,887,191 shares of our Class A common stock for $184.4 million, including commissions paid, at an average price paid of $47.40 per share. As of June 30, 2022, approximately $44.5 million remained available for future purchases under the Programs. See Note 16 to the accompanying unaudited condensed consolidated financial statements for more information and Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.”

Recent Acquisition
The Giving Block
On February 28, 2022, we acquired The Giving Block for $106.9 million of total purchase consideration, net of cash acquired. The Giving Block is a cryptocurrency donation marketplace that the Company expects to accelerate its growth in the non-profit sector with significant cross-sell potential.
Pending Acquisition
Finaro
On March 1, 2022, we entered into a definitive agreement to acquire Credorax, Inc. d/b/a Finaro (“Finaro”) for $200.0 million in cash on hand, 6,439,316 shares of our Class A common stock with a value of approximately $325.0 million as of March 1, 2022, determined by the volume weighted average price for the thirty trading days preceding the date of the agreement, and a performance-based earnout of up to $50.0 million in shares of our Class A common stock. Consummation of the merger is subject to regulatory approvals, which we expect to receive in the fourth quarter of 2022. Finaro is a cross-border eCommerce platform and bank specializing in solving complex payment problems for multi-national merchants that we believe will accelerate our growth in international markets.
Factors Impacting Our Business and Results of Operations
In general, our results of operations are impacted by factors such as the adoption of software solutions that are integrated with our payment solutions, continued investment in our core capabilities, ongoing pursuit of strategic acquisitions, and macro-level economic trends.
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
Mix of our merchant base. We continue to experience a shift to higher average revenue and higher average volume per merchant. The revenue and volume contribution of each merchant within our portfolio is affected by several factors, including the amount of payment volume processed per merchant, the industry vertical in which the merchant operates, and the number of solutions implemented by the merchant. The size and sophistication of our average merchant continues to increase, and we may experience shifts in the average revenue per merchant and the weighted average pricing of the portfolio.
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
Investment in product, distribution and operations. We make significant investments in both new product development and existing product enhancements, such as mobile point-of-sale, cloud enablement for our software partners’ existing systems, and contactless payments, including QR code based mobile payment technologies. New product features and functionality are brought to market through varied distribution and promotional activities, including collaborative efforts with industry leading software providers, tradeshows, and customer conferences. Further, we will continue to invest in operational support in order to maintain service levels expected by our merchant customers. We believe these investments in product development and software integrations will lead to long-term growth and profitability.
Pursuit of strategic acquisitions. From time to time, we may pursue acquisitions as part of our ongoing growth strategy that includes adding complementary technology capabilities to service our base of customers and adding critical sales and support capabilities within a specific industry vertical or geography. While these acquisitions are intended to add long-term value, in the short term they may add redundant operating expenses or additional carrying costs until the underlying value is unlocked.

Economic conditions and resulting consumer spending trends. Changes in macro-level consumer spending trends, including as a result of the COVID-19 pandemic, could affect the amount of volume processed on our platform, thus resulting in fluctuations in our quarterly reported revenue. Our quarterly revenue is also impacted by seasonal, consumer spending habit patterns, which historically have resulted in higher volumes and revenue being reported in our second and third fiscal quarters.
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
Subscription and other revenues include software as a service (“SaaS”) fees for point-of-sale systems and terminals provided to merchants and our Shift4Shop eCommerce platform. Point-of-sale and terminal SaaS fees are assessed based on the type and quantity of equipment deployed to the merchant. Shift4Shop SaaS fees are based on the eCommerce platform chosen by the merchant. SaaS fees also include statement fees, fees for our proprietary business intelligence software, annual fees, regulatory compliance fees and other miscellaneous services such as help desk support and warranties on equipment. Subscription and other revenues also includes revenue derived from software license sales, hardware sales, third-party residuals and fees charged for technology support.
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
Residual commissions represent monthly payments to third-party distribution partners. These costs are typically based on a percentage of payment-based revenue.
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
Depreciation and amortization expense consists of depreciation and amortization expenses related to merchant relationships, trademarks and trade names, residual commission buyouts, equipment, leasehold improvements, other intangible assets, and property, plant and equipment. We depreciate and amortize our assets on a straight-line basis in accordance with our accounting policies. Leasehold improvements are depreciated over the lesser of the estimated life of the leasehold improvement or the remaining lease term. Maintenance and repairs, which do not extend the useful life of the respective assets, are charged to expense as incurred. Intangible assets are amortized on a straight-line basis over their estimated useful lives which range from two years to twenty years.
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
Interest income primarily consists of interest income earned on our cash and cash equivalents.
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
Comparison of Results for the Three Months Ended June 30, 2022 and 2021
The following table sets forth the consolidated statements of operations for the periods presented:

	Three Months Ended June 30,
(in millions)	2022	2021	$ change	% change
Payments-based revenue	$473.9	$324.8	$149.1	45.9%
Subscription and other revenues	32.8	26.2	6.6	25.2%
Gross revenue	506.7	351.0	155.7	44.4%
Less: Network fees	324.1	214.7	109.4	51.0%
Less: Other costs of sales	76.8	58.2	18.6	32.0%
Gross profit	105.8	78.1	27.7	35.5%
General and administrative expenses	58.0	51.7	6.3	12.2%
Depreciation and amortization expense	16.7	15.5	1.2	7.7%
Professional fees	5.2	3.5	1.7	48.6%
Advertising and marketing expenses	2.9	2.5	0.4	16.0%
Restructuring expenses	0.1	—	0.1	NM
Transaction-related expenses	—	—	—	NM
Total operating expenses	82.9	73.2	9.7	13.3%
Income from operations	22.9	4.9	18.0	NM
Loss on extinguishment of debt	—	—	—	NM
Interest income	1.4	—	1.4	NM
Other income, net	0.1	—	0.1	NM
Interest expense	(8.4)	(6.3)	(2.1)	33.3%
Income (loss) before income taxes	16.0	(1.4)	17.4	NM
Income tax benefit (provision)	(1.0)	5.9	(6.9)	NM
Net income	15.0	4.5	10.5	233.3%
Net income attributable to noncontrolling interests	4.7	1.3	3.4	NM
Net income attributable to Shift4 Payments, Inc.	$10.3	$3.2	$7.1	221.9%
Gross revenue
Gross revenue was $506.7 million for the three months ended June 30, 2022, compared to $351.0 million for the three months ended June 30, 2021, an increase of $155.7 million or 44.4%. Gross revenue is comprised of payments-based revenue and subscription and other revenues.
Payments-based revenue was $473.9 million for the three months ended June 30, 2022, compared to $324.8 million for the three months ended June 30, 2021, an increase of $149.1 million or 45.9%. The increase in payments-based revenue was primarily driven by the increase in end-to-end payment volume of $5.0 billion, or 43%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021.

Subscription and other revenues were $32.8 million for the three months ended June 30, 2022, compared to $26.2 million for the three months ended June 30, 2021, an increase of $6.6 million or 25.2%. The increase in subscription and other revenues was primarily driven by the Postec and The Giving Block acquisitions, which collectively contributed $4.4 million more to subscription and other revenues in the three months ended June 30, 2022, compared to the three months ended June 30, 2021. In addition, deferred revenue increased $2.4 million for the three months ended June 30, 2022, compared to the three months ended June 30, 2021.
Network fees
Network fees were $324.1 million for the three months ended June 30, 2022, compared to $214.7 million for the three months ended June 30, 2021, an increase of $109.4 million or 51.0%. This increase is correlated with the increase in end-to-end payment volume as described above.
Gross revenue less network fees was $182.6 million for the three months ended June 30, 2022, compared to $136.3 million for the three months ended June 30, 2021, an increase of $46.3 million or 34.0%. The increase in gross revenue less network fees was largely correlated with the increase in end-to-end payment volume. See “Key Performance Indicators and Non-GAAP Measures” below for a reconciliation of gross profit to gross revenue less network fees.
Other costs of sales
Other costs of sales was $76.8 million for the three months ended June 30, 2022, compared to $58.2 million for the three months ended June 30, 2021, an increase of $18.6 million, or 32.0%. This increase was primarily driven by:
•higher residual commissions, which increased other costs of sales $12.9 million, primarily driven by the growth in gross revenue less network fees;
•the Postec and The Giving Block acquisitions which collectively increased other costs of sales $1.7 million in the three months ended June 30, 2022;
•higher capitalized software development amortization, which increased other costs of sales $1.5 million; and
•higher capitalized acquisition cost amortization, which increased other costs of sales $1.3 million, related to deal bonuses paid to third-party distribution partners to obtain processing contracts.
Operating expenses
General and administrative expenses. General and administrative expenses were $58.0 million for the three months ended June 30, 2022, compared to $51.7 million for the three months ended June 30, 2021, an increase of $6.3 million or 12.2%. The increase was primarily driven by the acquisitions of Postec and The Giving Block, which collectively increased general and administrative expenses $2.4 million in the three months ended June 30, 2022, and higher insurance and travel expenses of $1.3 million and $0.7 million, respectively, in the three months ended June 30, 2022, compared to the three months ended June 30, 2021, as a result of our continued growth and expansion.
Depreciation and amortization expense. Depreciation and amortization expense was $16.7 million for the three months ended June 30, 2022, compared to $15.5 million for the three months ended June 30, 2021, an increase of $1.2 million or 7.7%. The increase was primarily driven by higher depreciation for equipment under lease of $2.3 million in the three months ended June 30, 2022, compared to the three months ended June 30, 2021. In addition, the acquisitions of Postec and The Giving Block collectively increased depreciation and amortization expense $0.6 million in the three months ended June 30, 2022. This was partially offset by lower amortization of intangible assets of $1.6 million in the three months ended June 30, 2022.
Professional fees. Professional fees were $5.2 million for the three months ended June 30, 2022, compared to $3.5 million for the three months ended June 30, 2021, an increase of $1.7 million or 48.6%. The increase was due to higher acquisition-related costs.
Interest income
Interest income was $1.4 million for the three months ended June 30, 2022, consisting primarily of interest income earned on our cash and cash equivalents.

Interest expense
Interest expense was $8.4 million for the three months ended June 30, 2022, compared to $6.3 million for the three months ended June 30, 2021, an increase of $2.1 million or 33.3%. The increase in interest expense was primarily driven by the issuance of the Convertible Senior Notes due 2027 (“2027 Convertible Notes”) in July 2021, as well as a $0.4 million special interest payment made for the Convertible Senior Notes due 2025 (“2025 Convertible Notes”) during the three months ended June 30, 2022.
Income tax benefit (provision)
The effective tax rate for the three months ended June 30, 2022 was 6.3%, compared to the effective tax rate for the three months ended June 30, 2021 of (421.4)%.
The effective tax rate for the three months ended June 30, 2022 was different than the U.S. federal statutory income tax rate of 21% primarily due to the loss allocated to the noncontrolling interest and the full valuation allowances on Shift4 Payments, Inc. and VenueNext, Inc. in the United States. The effective tax rate for the three months ended June 30, 2021 was different than the U.S. federal statutory income tax rate of 21% primarily due to the loss allocated to the noncontrolling interest, the full valuation allowances on Shift4 Payments, Inc. and VenueNext, Inc. in the United States, the tax windfall related to vested equity-based compensation awards, and the near break-even loss before income taxes for the three months ended June 30, 2021.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests of Shift4 Payments, LLC was $4.7 million for the three months ended June 30, 2022, compared to $1.3 million for the three months ended June 30, 2021.
Comparison of Results for the Six Months Ended June 30, 2022 and 2021
The following table sets forth the consolidated statements of operations for the periods presented:

	Six Months Ended June 30,
(in millions)	2022	2021	$ change	% change
Payments-based revenue	$845.4	$540.7	$304.7	56.4%
Subscription and other revenues	63.2	49.6	13.6	27.4%
Gross revenue	908.6	590.3	318.3	53.9%
Less: Network fees	577.2	356.5	220.7	61.9%
Less: Other costs of sales	141.0	103.9	37.1	35.7%
Gross profit	190.4	129.9	60.5	46.6%
General and administrative expenses	124.2	105.2	19.0	18.1%
Depreciation and amortization expense	34.0	30.9	3.1	10.0%
Professional fees	13.9	9.7	4.2	43.3%
Advertising and marketing expenses	5.6	22.6	(17.0)	(75.2)%
Restructuring expenses	0.1	0.1	—	NM
Transaction-related expenses	1.4	—	1.4	NM
Total operating expenses	179.2	168.5	10.7	6.4%
Income (loss) from operations	11.2	(38.6)	49.8	(129.0)%
Loss on extinguishment of debt	—	(0.2)	0.2	(100.0)%
Interest income	1.4	—	1.4	NM
Other income, net	0.3	—	0.3	NM
Interest expense	(16.3)	(12.8)	(3.5)	27.3%
Loss before income taxes	(3.4)	(51.6)	48.2	(93.4)%
Income tax benefit	5.2	5.1	0.1	2.0%
Net income (loss)	1.8	(46.5)	48.3	NM
Net loss attributable to noncontrolling interests	(1.0)	(16.9)	15.9	(94.1)%
Net income (loss) attributable to Shift4 Payments, Inc.	$2.8	$(29.6)	$32.4	NM

Gross revenue
Gross revenue was $908.6 million for the six months ended June 30, 2022, compared to $590.3 million for the six months ended June 30, 2021, an increase of $318.3 million or 53.9%. Gross revenue is comprised of payments-based revenue and subscription and other revenues.
Payments-based revenue was $845.4 million for the six months ended June 30, 2022, compared to $540.7 million for the six months ended June 30, 2021, an increase of $304.7 million or 56.4%. The increase in payments-based revenue was primarily driven by the increase in end-to-end payment volume of $10.5 billion, or 52.8%, for the six months ended June 30, 2022, compared to the six months ended June 30, 2021.
Subscription and other revenues were $63.2 million for the six months ended June 30, 2022, compared to $49.6 million for the six months ended June 30, 2021, an increase of $13.6 million or 27.4%. The increase in subscription and other revenues was driven primarily by the VenueNext, Postec and The Giving Block acquisitions, which collectively contributed $12.4 million more to subscription and other revenues in the six months ended June 30, 2022, compared to the six months ended June 30, 2021. In addition, deferred revenue increased $2.0 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021.
Network fees
Network fees were $577.2 million for the six months ended June 30, 2022, compared to $356.5 million for the six months ended June 30, 2021, an increase of $220.7 million or 61.9%. This increase is correlated with the increase in end-to-end payment volume as described above.
Gross revenue less network fees was $331.4 million for the six months ended June 30, 2022, compared to $233.8 million for the six months ended June 30, 2021, an increase of $97.6 million or 41.7%. The increase in gross revenue less network fees was largely correlated with the increase in end-to-end payment volume. See “Key Performance Indicators and Non-GAAP Measures” below for a reconciliation of gross profit to gross revenue less network fees.
Other costs of sales
Other costs of sales was $141.0 million for the six months ended June 30, 2022, compared to $103.9 million for the six months ended June 30, 2021, an increase of $37.1 million, or 35.7%. This increase was primarily driven by:
•higher residual commissions, which increased other costs of sales $29.1 million, were driven by the growth in gross revenue less network fees;
•the VenueNext, Postec and The Giving Block acquisitions which collectively increased other costs of sales $3.8 million in the six months ended June 30, 2022;
•higher variable costs associated with processing fees of $3.2 million;
•higher capitalized acquisition cost amortization, which increased other costs of sales $2.5 million, related to deal bonuses paid to third-party distribution partners to obtain processing contracts; and
•higher capitalized software development amortization, which increased other costs of sales $2.0 million; partially offset by
•higher than normal chargeback losses during the six months ended June 30, 2021 driven by the business failure of one merchant causing $5.5 million in estimated unrecoverable chargeback transactions in 2021.
Operating expenses
General and administrative expenses. General and administrative expenses were $124.2 million for the six months ended June 30, 2022, compared to $105.2 million for the six months ended June 30, 2021, an increase of $19.0 million or 18.1%. The increase was primarily driven by higher compensation and other employee-related expenses of $7.2 million, higher insurance expenses of $1.5 million, and higher travel expenses of $1.2 million in the six months ended June 30, 2022, compared to the six months ended June 30, 2021, as a result of our continued growth and expansion. In addition, the acquisitions of VenueNext, Postec and The Giving Block collectively increased general and administrative expenses $6.7 million in the six months ended June 30, 2022.

Depreciation and amortization expense. Depreciation and amortization expense was $34.0 million for the six months ended June 30, 2022, compared to $30.9 million for the six months ended June 30, 2021, an increase of $3.1 million or 10.0%. The increase was primarily driven by higher depreciation for equipment under lease of $4.8 million in the six months ended June 30, 2022, compared to the six months ended June 30, 2021. In addition, the acquisitions of VenueNext, Postec and The Giving Block collectively increased depreciation and amortization expense $1.1 million in the six months ended June 30, 2022. This was partially offset by lower amortization of intangible assets of $2.9 million in the six months ended June 30, 2022.
Professional fees. Professional fees were $13.9 million for the six months ended June 30, 2022, compared to $9.7 million for the six months ended June 30, 2021, an increase of $4.2 million or 43.3%. The increase was primarily due to higher acquisition-related costs.
Advertising and marketing expenses. Advertising and marketing expenses were $5.6 million for the six months ended June 30, 2022, compared to $22.6 million for the six months ended June 30, 2021, a decrease of $17.0 million or 75.2%. The decrease was primarily driven by expenses in the six months ended June 30, 2021 related to the integration of 3dcart and its rebranding as Shift4Shop that were nonrecurring in nature. This was partially offset by the VenueNext, Postec and The Giving Block acquisitions, which collectively increased advertising and marketing expenses $1.1 million in the six months ended June 30, 2022.
Transaction-related expenses. Transaction-related expenses were $1.4 million for the six months ended June 30, 2022. These expenses were associated with a consent solicitation for the 2026 Senior Notes in March 2022. See Note 9 in the notes to the accompanying unaudited condensed consolidated financial statements for more information.
Interest income
Interest income was $1.4 million for the six months ended June 30, 2022, consisting primarily of interest income earned on our cash and cash equivalents.
Interest expense
Interest expense was $16.3 million for the six months ended June 30, 2022, compared to $12.8 million for the six months ended June 30, 2021, an increase of $3.5 million or 27.3%. The increase in interest expense was primarily driven by the issuance of the 2027 Convertible Notes in July 2021, as well as a $0.4 million special interest payment made for the 2025 Convertible Notes during the six months ended June 30, 2022.
Income tax benefit
The effective tax rate for the six months ended June 30, 2022 was (152.9)%, compared to the effective tax rate for the six months ended June 30, 2021 of (9.9)%.
The effective tax rate for the six months ended June 30, 2022 was different than the U.S. federal statutory income tax rate of 21% primarily due to the loss allocated to the noncontrolling interest, the full valuation allowances on Shift4 Payments, Inc. and VenueNext, Inc. in the United States, and a $6.4 million income tax benefit related to the valuation allowance release due to acquired deferred tax liabilities from The Giving Block. The effective tax rate for the six months ended June 30, 2021 was different than the U.S. federal statutory income tax rate of 21% primarily due to the loss allocated to the noncontrolling interest, the full valuation allowances on Shift4 Payments, Inc. and VenueNext, Inc. in the United States, and the tax windfall related to vested equity-based compensation awards.
Net loss attributable to noncontrolling interests
Net loss attributable to noncontrolling interests of Shift4 Payments, LLC was $(1.0) million for the six months ended June 30, 2022, compared to $(16.9) million for the six months ended June 30, 2021.

Key Performance Indicators and Non-GAAP Measures
The following table sets forth our key performance indicators and non-GAAP measures for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
End-to-end payment volume	$16,873.1	$11,833.9	$30,294.0	$19,820.7
Gross revenue less network fees	182.6	136.3	331.4	233.8
EBITDA	52.9	30.6	70.5	12.2
Adjusted EBITDA	65.6	45.2	109.9	67.4
End-to-end payment volume
End-to-end payment volume is defined as the total dollar amount of card payments that we authorize and settle on behalf of our merchants plus total cryptocurrency amounts transacted, translated at the spot price to U.S. dollars. This volume does not include volume processed through our gateway-only merchants.
Gross revenue less network fees, EBITDA and Adjusted EBITDA
We use supplemental measures of our performance which are derived from our consolidated financial information but which are not presented in our consolidated financial statements prepared in accordance with GAAP. These non-GAAP financial measures include: gross revenue less network fees, which includes interchange and assessment fees; earnings before interest, income taxes, depreciation, and amortization (“EBITDA”); and Adjusted EBITDA. Gross revenue less network fees represents a key performance metric that management uses to measure changes in the mix and value derived from our customer base as we continue to execute our strategy to expand our reach to serve larger, complex merchants. Adjusted EBITDA is the primary financial performance measure used by management to evaluate its business and monitor results of operations. Adjusted EBITDA represents EBITDA further adjusted for certain non-cash and other nonrecurring items that management believes are not indicative of ongoing operations. These adjustments include acquisition, restructuring and integration costs, equity-based compensation expense and other nonrecurring items. The financial impact of certain elements of these activities is often large relative to the Company’s overall financial performance and can adversely affect the comparability of our operating results and investors’ ability to analyze the business from period to period.
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
The non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from, or as a substitute for, net income (loss) prepared in accordance with GAAP, and should be read only in conjunction with financial information presented on a GAAP basis. Reconciliations of gross revenue less network fees, EBITDA and Adjusted EBITDA to its most directly comparable GAAP financial measure are presented below. We encourage you to review the reconciliations in conjunction with the presentation of the non-GAAP financial measures for each of the periods presented. In future fiscal periods, we may exclude such items and may incur income and expenses similar to these excluded items.

Reconciliations of gross revenue less network fees, EBITDA and Adjusted EBITDA
The tables below provide reconciliations of gross profit to gross revenue less network fees and net loss on a consolidated basis for the periods presented to EBITDA and Adjusted EBITDA.
Gross revenue less network fees:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Gross profit	$105.8	$78.1	$190.4	$129.9
Add back: Other costs of sales	76.8	58.2	141.0	103.9
Gross revenue less network fees	$182.6	$136.3	$331.4	$233.8
EBITDA and Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Net income (loss)	$15.0	$4.5	$1.8	$(46.5)
Interest expense	8.4	6.3	16.3	12.8
Interest income	(1.4)	—	(1.4)	—
Income tax provision (benefit)	1.0	(5.9)	(5.2)	(5.1)
Depreciation and amortization expense	29.9	25.7	59.0	51.0
EBITDA	52.9	30.6	70.5	12.2
Acquisition, restructuring and integration costs (a)	2.4	3.2	10.2	29.0
Equity-based compensation (b)	9.7	11.3	26.8	25.4
Other nonrecurring items (c)	0.6	0.1	2.4	0.8
Adjusted EBITDA	$65.6	$45.2	$109.9	$67.4

(a) For the three months ended June 30, 2022, primarily consisted of $2.5 million of acquisition-related costs, partially offset by a $0.3 million adjustment to contingent consideration for the The Giving Block acquisition. For the three months ended June 30, 2021, primarily consisted of $1.4 million of acquisition-related costs and $1.3 million of expenses related to the integration of 3dcart and its rebranding as Shift4Shop. For the six months ended June 30, 2022, primarily consisted of $8.3 million of acquisition-related costs and $1.4 million of transaction-related expenses associated with a consent solicitation for the 2026 Senior Notes in March 2022, partially offset by a $0.3 million adjustment to contingent consideration for the The Giving Block acquisition. For the six months ended June 30, 2021, primarily consisted of $20.4 million of expenses related to the integration of 3dcart and its rebranding as Shift4Shop, $4.3 million of acquisition-related costs, and $2.1 million of expense for the Inspiration4 seat.

(b) Represents equity-based compensation expense for RSUs, including employer taxes for vested RSUs. See Note 18 in the notes to the accompanying unaudited condensed consolidated financial statements for more information on equity-based compensation.

(c) For the six months ended June 30, 2022, primarily consisted of $1.2 million of costs associated with an internal processing system disruption that required technical remediation, $0.4 million of costs associated with an early retirement initiative completed in the first quarter of 2022 and $0.3 million of legal and professional fees for one-time matters.

Liquidity and Capital Resources
Overview
We have historically sourced our liquidity requirements primarily with cash flow from operations and, when needed, with debt borrowings or equity transactions. The principal uses for liquidity have been debt service, capital expenditures (including research and development) and funds required to finance acquisitions.
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

The following table sets forth summary cash flow information for the periods presented.

	Six Months Ended June 30,
(in millions)	2022	2021
Net cash provided by operating activities	$85.0	$5.0
Net cash used in investing activities	(87.1)	(115.5)
Net cash used in financing activities	(211.0)	(117.6)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	—
Total	$(213.3)	$(228.1)
Operating activities
Net cash provided by operating activities consists of net income (loss) adjusted for certain non-cash items and changes in other assets and liabilities.
For the six months ended June 30, 2022, net cash provided by operating activities of $85.0 million was primarily a result of:
•net income of $1.8 million adjusted for non-cash expenses, including depreciation and amortization of $59.0 million, equity-based compensation of $26.2 million, deferred income taxes of $(5.5) million and provision for bad debts of $4.3 million; plus,
•an impact from working capital of $(5.1) million, due primarily to the timing of interest payments and $15.6 million of additional funds deposited in our sponsor bank merchant settlement account to facilitate gross card transaction deposits for those customers we bill on a monthly, versus a daily basis.
For the six months ended June 30, 2021, net cash provided by operating activities of $5.0 million was primarily a result of:
•net loss of $46.5 million adjusted for non-cash expenses, including depreciation and amortization of $51.0 million, equity-based compensation of $20.6 million, provision for bad debts of $8.1 million and amortization of capitalized financing cost of $2.4 million; partially offset by,
•an impact from working capital of $(29.3) million, which is primarily a result of $24.1 million of funds deposited in our sponsor bank merchant settlement account to facilitate gross card transaction deposits for those customers we bill on a monthly, versus a daily basis.
Investing activities
Net cash used in investing activities includes cash paid for acquisitions, purchases of future commission streams of our software partners, purchases of property, plant and equipment, purchases of equipment to be leased, capitalized software development costs, upfront processing bonuses provided to software partners and investments in non-marketable securities.
Net cash used in investing activities was $87.1 million for the six months ended June 30, 2022, a decrease of $28.4 million compared to net cash used in investing activities of $115.5 million for the six months ended June 30, 2021. This decrease was primarily the result of:
•the acquisition of The Giving Block in March 2022 for $106.9 million in aggregate purchase consideration, including $12.6 million in cash, net of cash acquired of $4.2 million;
•higher capitalized software development costs of $12.0 million;
•higher residual commission buyouts of $10.9 million; partially offset by
•the acquisition of VenueNext in March 2021 for $68.5 million in aggregate purchase consideration, including $40.6 million in cash, net of cash acquired of $1.6 million; and
•the investment in SpaceX of $27.5 million in the six months ended June 30, 2021.

Financing activities
Net cash used in financing activities was $211.0 million for the six months ended June 30, 2022, an increase of $93.4 million, compared to net cash used in financing activities of $117.6 million for the six months ended June 30, 2021. This increase was primarily the result of:
•payments for the repurchase of common stock of $185.9 million during the six months ended June 30, 2022 pursuant to the Programs; and
•payments associated with solicitation for the 2026 Senior Notes in March 2022 of $4.5 million; partially offset by
•lower employee taxes paid on vested RSUs of $96.1 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily the result of RSUs that vested in the six months ended June 30, 2021 related to our IPO.
Convertible Notes, Senior Notes and Revolving Credit Facility
As of June 30, 2022 and December 31, 2021, we had $1,772.5 million total principal amount of debt outstanding, including $690.0 million of 2025 Convertible Notes, $632.5 million of 2027 Convertible Notes and $450.0 million of 2026 Senior Notes. See Note 9 to the accompanying unaudited condensed consolidated financial statements for more information about our debt.
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
Revolving Credit Facility
The Revolving Credit Facility has a borrowing capacity of $99.5 million, net of a $0.5 million letter of credit. As of June 30, 2022, we had no outstanding borrowings under the Revolving Credit Facility.
Stock repurchases
On December 16, 2021, our Board authorized the December 2021 Program, pursuant to which we were authorized repurchase up to $100.0 million of shares of our Class A common stock through December 31, 2022. On May 11, 2022, the Board authorized the May 2022 Program, pursuant to which we were authorized to repurchase up to an additional $100.0 million of shares of our Class A common stock through December 31, 2022, and on June 15, 2022, the Board authorized the June 2022 Program pursuant to which we were authorized to repurchase up to an additional $50.0 million of shares of our Class A common stock through December 31, 2022.
In the six months ended June 30, 2022, we repurchased 3,887,191 shares of Class A common stock for $184.4 million, including commissions paid, at an average price paid of $47.40 per share. As of June 30, 2022, approximately $44.5 million remained available for future purchases under the Program. See Note 16 to the accompanying unaudited condensed consolidated financial statements for more information.
Cash Requirements
Our material cash requirements include the following contractual obligations.
Debt
As of June 30, 2022, we had $1,772.5 million of fixed rate debt outstanding with maturities beginning in 2025. Future interest payments associated with the outstanding debt total $111.1 million, with $24.0 million payable within twelve months.
Leases
As of June 30, 2022, we are obligated under non-cancellable operating leases for our premises, which expire through November 2030. Rent expense incurred under operating leases, which totaled $2.8 million for the six months ended June 30, 2022, is included in “General and administrative expenses” in our accompanying unaudited Condensed Consolidated Statements of Operations.

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
As of June 30, 2022, we had approximately $1,772.5 million of fixed rate debt outstanding pursuant to the Notes, with a fair value of $1,411.2 million, none of which was subject to an interest rate hedge. Since these Notes bear interest at fixed rates, they do not result in any financial statement risk associated with changes in interest rates. However, the fair value of these Notes fluctuates when interest rates change.
We also have a Revolving Credit Facility available to us with available borrowing capacity of $99.5 million, net of a $0.5 million letter of credit. We are obligated to pay interest on loans under the Revolving Credit Facility as well as other customary fees, including an upfront fee and an unused commitment fee based on our debt rating. Borrowings under the Revolving Credit Facility, if any, bear interest at floating rates. As a result, we are exposed to the risk related to fluctuations in interest rate to the extent of our borrowings. As of June 30, 2022 and December 31, 2021, we had no amounts outstanding under the Revolving Credit Facility. See “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2. of this Quarterly Report on Form 10-Q and Note 9 in the notes to the accompanying unaudited condensed consolidated financial statements for more information.

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

Russia’s recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military action against Ukraine have led to an unprecedented expansion of sanction programs imposed by the United States, the European Union, the UK, Canada, Switzerland, Japan and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic and the so-called Luhansk People’s Republic, including, among others:
•    blocking sanctions against some of the largest state-owned and private Russian financial institutions (and their subsequent removal from the Society for Worldwide Interbank Financial Telecommunication, or SWIFT, payment system) and certain Russian businesses, some of which have significant financial and trade ties to the European Union;
•    blocking sanctions against Russian and Belarusian individuals, including the Russian President, other politicians and those with government connections or involved in Russian military activities; and
•    blocking of Russia’s foreign currency reserves as well as expansion of sectoral sanctions and export and trade restrictions, limitations on investments and access to capital markets and bans on various Russian imports.

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

We are actively monitoring the situation in Ukraine and assessing its impact on our business, including our business partners and customers. To date we have not experienced any material interruptions in our infrastructure, supplies, technology systems or networks needed to support our operations. We have no way to predict the progress or outcome of the conflict in Ukraine or its impacts in Ukraine, Russia or Belarus as the conflict, and any resulting government reactions, are evolving and beyond our control. The extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time. Any of the above mentioned factors could affect our business, financial condition and results of operations. Any such disruptions may also magnify the impact of other risks described in our 2021 Form 10-K.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following indicates our purchases of Class A common stock during the three months ended June 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in millions)
April 1-30, 2022	1,126,277	$54.39	1,126,277	$—
May 1-31, 2022	1,793,954	44.58	1,793,954	20.4
June 1-30, 2022	665,450	38.92	665,450	44.5
Total	3,585,681

(a) On December 16, 2021, our Board authorized a stock repurchase program (the “December 2021 Program”), pursuant to which we were authorized to repurchase up to $100.0 million of shares of our Class A common stock through December 31, 2022. On May 11, 2022, the Board authorized a stock repurchase program (the “May 2022 Program”), pursuant to which we were authorized to repurchase up to an additional $100.0 million of shares of our Class A common stock through December 31, 2022. On June 15, 2022, the Board authorized a stock repurchase program (the “June 2022 Program” and, together with the December 2021 Program and the May 2022 Program, the “Programs”), pursuant to which we were authorized to repurchase up to an additional $50.0 million of shares of our Class A common stock through December 31, 2022. Repurchases under the Programs may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and corporate needs. Open market repurchases will be structured to occur within the pricing and volume requirements of Rule 10b-18 of the Exchange Act. We may also, from time to time, enter into Rule 10b5-1 of the Exchange Act plans to facilitate repurchases of our shares under this authorization. The exact number of shares to be repurchased by us is not guaranteed and the Programs may be suspended, modified, or discontinued at any time at our discretion and without prior notice.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.
INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Shift4 Payments, Inc.	S-8	333-239042	4.1	06/09/2020

3.2	Amended and Restated By-Laws of Shift4 Payments, Inc.	S-8	333-239042	4.2	06/09/2020

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock.	S-1/A	333-238307	4.1	06/01/2020

4.2	Indenture, by and among Shift4 Payments, LLC, Shift4 Payments Finance Sub, Inc. the subsidiary guarantors named therein and U.S. Bank National Association, as trustee, dated October 29, 2020 (and Form of Global Note).	8-K	001-39313	4.1	10/29/2020

4.3	Indenture, dated as of December 7, 2020, between Shift4 Payments, Inc. and U.S. Bank National Association, as trustee (and Form of Global Note).	8-K	001-39313	4.1	12/07/2020

4.4	Indenture, dated as of July 26, 2021, between Shift4 Payments, Inc. and U.S. Bank National Association, as trustee (and Form of Global Note).	8-K	001-39313	4.1	07/26/2021

4.5	Fourth Supplemental Indenture dated March 16, 2022, 4.625% Senior Notes due 2026.	10-Q	001-39313	4.5	05/06/2022

10.1	Amended and Restated Shift4 Payments, Inc. 2020 Incentive Award Plan.	8-K	001-39313	10.1	06/13/2022

31.1	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*

104*	Cover Page Interactive Data File (formatting as Inline XBRL and contained in Exhibit 101).

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Shift4 Payments, Inc.

		By:	/s/ Jared Isaacman
Jared Isaacman
Date:	August 5, 2022		Chief Executive Officer (principal executive officer)

		By:	/s/ Bradley Herring
Bradley Herring
Date:	August 5, 2022		Chief Financial Officer (principal financial officer)