Form 10-K/A
period 2021-12-31
Shift4 Payments, Inc.
filed 2022-11-08
CIK 1794669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________
FORM 10-K/A
Amendment No. 1
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

Explanatory Note
This Amendment No. 1 on Form 10-K/A (as amended, the “Annual Report” or the “Annual Report on Form 10-K/A”) amends and restates certain items noted below in the Annual Report on Form 10-K of Shift4 Payments, Inc. (the “Company”) for the year ended December 31, 2021, as originally filed with the Securities and Exchange Commission (“SEC”) on March 1, 2022 (the “Original Form 10-K”).
Background and Effect of Restatement
On October 17, 2022, the Audit Committee (“Audit Committee”) of the Board of Directors of the Company, after discussion with management, concluded that the Company’s (i) previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and (ii) previously filed Quarterly Reports on Form 10-Q for each of the quarterly periods ended September 30, 2021, March 31, 2022 and June 30, 2022 (collectively the “Prior Financial Statements”), and any reports, related earnings releases, investor presentations or similar communications of the Company’s Prior Financial Statements should no longer be relied upon.
The determination resulted from an error in the Prior Financial Statements identified by the Company related to the classification of customer acquisition costs within the Company’s Consolidated Statements of Cash Flows. Specifically, the Company determined that “Customer acquisition costs” were incorrectly classified within “Investing activities” rather than “Operating activities” in its Consolidated Statements of Cash Flows. The Company is correcting this misclassification by restating its Consolidated Statements of Cash Flows through the amendments of the Prior Financial Statements.
The Company determined that the restatement did not have any impact on the Company’s operating performance or reported key performance indicators.
Internal Control Considerations
As a result of this restatement, the Company’s management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2021. Management has concluded that the Company’s disclosure controls and procedures were not effective at December 31, 2021, and its internal control over financial reporting was not effective as of December 31, 2021 due to a material weakness. Specifically, there was a lack of an effectively designed control activity related to the classification of customer acquisition costs within the Company’s Consolidated Statements of Cash Flows. See additional discussion included in Part II, Item 9A. “Controls and Procedures” of this Annual Report.

Items Amended in this Annual Report on Form 10-K/A
For the convenience of the reader, this Annual Report presents the Original Form 10-K in its entirety. It includes (i) items that have been amended as a result of the restatement in: Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; Part II, Item 8. “Financial Statements and Supplementary Data”; Part II, Item 9A. “Controls and Procedures”; and Part IV, Item 15. “Exhibits and Financial Statement Schedules”; and in addition to these items amended due to the restatement, updates to certain other information as follows: (ii) updates to the information about our executive officers and directors in Part I, “1. Business”; (iii) updates to Part I, Item 1A., “Risk Factors” that were included in our Quarterly Reports on Form 10-Q for periods subsequent to December 31, 2021, including due to the restatement, specifically under the headings “We are subject to governmental regulation and other legal obligations, particularly related to privacy, data protection and information security, cryptocurrency, and consumer protection laws across different markets where we conduct our business. Our actual or perceived failure to comply with such obligations could harm our business”; “We have identified a material weakness in our internal control over financial reporting and may identify material weaknesses in the future or otherwise fail to establish and maintain effective internal control over financial reporting, which could have a material adverse effect on our business and stock price;” “We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting;” “The ongoing military action between Russia and Ukraine could adversely affect our business, financial condition and results of operations;” and “We are exposed to fluctuations in inflation, which could negatively affect our business, financial condition and results of operations;” (iv) updates to cross-references throughout the Annual Report; (v) an updated Signatures page; and (vi) certain other conforming changes within Part II, Item 8. “Financial Statements and Supplementary Data” (together, the “Amended Items”). In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is also including with this Annual Report currently dated certifications of the Company’s principal executive officer and principal financial officer (included in Part IV, Item 15. “Exhibits and Financial Statement Schedules” and attached as Exhibits 31.1, 31.2, 32.1, and 32.2).
Except for the Amended Items, this Annual Report is presented as of the date of the Original Form 10-K and has not been updated to reflect events occurring subsequent to the filing of the Original Form 10-K other than the Amended Items and those associated with the restatement of our consolidated financial statements. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Form 10-K, other than the Amended Items and those associated with the restatement of our consolidated financial statements, and such forward-looking statements should be read in conjunction with our filings with the SEC, including those subsequent to the filing of the Original Form 10-K.

SHIFT4 PAYMENTS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K/A contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (“the Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). All statements other than statements of historical facts contained in this Annual Report, including, without limitation, statements relating to our future results of operations and financial position, business strategy and plans, objectives of management for future operations, including, among others, statements regarding expected growth, future capital expenditures and debt service obligations, remediation of material weaknesses, and the anticipated impact of COVID-19 on our business are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
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

SUMMARY RISK FACTORS
Our business is subject to numerous risks and uncertainties, including those described in Part I Item 1A. “Risk Factors” in this Annual Report on Form 10-K/A. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:
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
•our Founder has significant influence over us, including control over decisions that require the approval of stockholders; and
•the potential impact of, and our ability to remediate, material weaknesses in our internal control over financial reporting.

BASIS OF PRESENTATION
As used in this Annual Report on Form 10-K/A, unless the context otherwise requires, references to:
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
•“Reorganization Transactions” refer to certain organizational transactions that we effected in connection with our IPO in June 2020. See Note 20 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A for a description of the Reorganization Transactions.
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
Compensation and Benefits We provide robust compensation and benefits programs to help meet the needs of our employees. Our equity incentive plans provide for grants of awards including restricted stock units (“RSUs”). We believe our equity incentive plans foster a stronger sense of ownership and align our employees’ interests with the interests and growth of the Company. In addition to base compensation and awards granted pursuant to equity incentive plans, we offer benefits including a 401(k) Plan and matching, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, flexible work schedules, and employee assistance programs. With respect to our 401(k) Plan and matching policy, we match 100% of contributions up to 3% of the employee’s base salary, and for employee contributions ranging from 3.01%-6% of base salary, we match of 100% of 401(k) Plan contributions in the form of RSU's, a third of which vest each subsequent year and which are subject to continued employment.
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
Available Information
Our internet website address is www.shift4.com. In addition to the information about us and our subsidiaries contained in this Annual Report on Form 10-K/A, information about us can be found on our website. Our website and information included in or linked to our website are not part of this Annual Report on Form 10-K/A.
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
INFORMATION ABOUT OUR EXECUTIVE OFFICERS AND DIRECTORS
The following table provides information regarding our executive officers and members of our board of directors as of the date of this Annual Report on Form 10-K/A:

Name	Age	Position(s)
Jared Isaacman	39	Founder, Chief Executive Officer and Chairman
Nancy Disman	52	Chief Financial Officer
Jordan Frankel	39	Secretary, General Counsel and Executive Vice President, Legal, Human Resources and Compliance
Taylor Lauber	39	President and Chief Strategy Officer
Donald Isaacman	75	Director
Christopher Cruz	38	Director
Karen Roter Davis	50	Director
Sarah Goldsmith-Grover	58	Director
Jonathan Halkyard	57	Director
Sam Bakhshandehpour	47	Director
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

Nancy Disman has served as Shift4 Payments, Inc.’s Chief Financial Officer since August 2022. Ms. Disman previously served as a member of the board of directors of Shift4 Payments, Inc. from June 2020 to August 2022. From November 2017 to August 2022, Ms. Disman was the Chief Financial Officer and Chief Administrative Officer of Intrado Corporation, a provider of cloud-based technology. From April 2016 to March 2017, Ms. Disman served as the Chief Financial Officer and Chief Administrative Officer of the Merchant Acquiring Segment of Total System Services, Inc. (“TSYS”), a global provider of payment solutions, and from June 2014 to March 2016, Ms. Disman was the Chief Financial Officer of TransFirst, a merchant account provider in the credit card processing industry, prior to its acquisition by TSYS. Ms. Disman has also served as a member of the board of directors of each of Intrado Foundation since June 2019, various subsidiaries of Intrado Corporation since November 2017, and iCIMS, Inc. since March 2021, all of which are privately held. She holds a Bachelor of Science in Business Administration and Accounting from the State University of New York at Albany and is a Certified Public Accountant in the State of New York.
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
Taylor Lauber has served as Shift4 Payments, Inc.’s President since February 2022, Chief Strategy Officer since its formation. He previously served as Senior Vice President, Strategic Projects of Shift4 Payments, LLC from 2018 to 2022. Prior to joining Shift4, from 2010 to 2018, he served as a Principal at The Blackstone Group, L.P. Mr. Lauber also spent from 2005 to 2010 at Merrill Lynch as a Financial Advisor, where he advised numerous Fortune 500 companies and their executives on capital markets transactions. Mr. Lauber has passed the Series 7 General Securities Representative Exam, Series 66 Uniform Combined State Law Exam and Series 27 Financial and Operations Principal Exam, all administered by the Financial Industry Regulatory Authority, Inc. He holds a Bachelor of Economics and Finance from Bentley College.
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
Sam Bakhshandehpour has served as a member of the board of directors of Shift4 Payments, Inc. since October 2022. Since 2020, Mr. Bakhshandehpour has served as the President of ThinkFoodGroup, and alongside José Andrés and Rob Wilder, serves in the Office of the CEO. Over the past decade, Mr. Bakhshandehpour has served ThinkFoodGroup as an operating partner, advisor and investor. In his current capacity, Mr. Bakhshandehpour leads the execution of company strategy globally, across the restaurant, brand, hotel, and media divisions. Since 2015, Mr. Bakhshandehpour has also been the CEO & Managing Partner of Silverstone, a vertically integrated hospitality and lifestyle investment firm. From 2012 to 2015, Mr. Bakhshandehpour served as President, CEO and Board Member of SBE Entertainment, a Colony Capital portfolio company, where he was responsible for the Company’s global operations across the hotel, restaurant and entertainment divisions. From 2014 to September 2022, Mr. Bakhshandehpour served as a member of the board of directors of the New Home Company, a homebuilder focused on the design, construction and sale of homes in major metropolitan areas. Mr. Bakhshandehpour holds a Bachelor of Science degree in Business Administration from Georgetown University’s McDonough School of Business. We believe Mr. Bakhshandehpour is qualified to serve on our board of directors due to his experience in leading companies in the finance and hospitality industries and his knowledge of the board and corporate governance practices of other organizations.
ITEM 1A. RISK FACTORS
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K/A, including our consolidated financial statements and the related notes as well as our other public filings with the SEC, before deciding to invest in our Class A common stock. The occurrence of any of the events described below could harm our business, financial condition, results of operations, liquidity or prospects. In such an event, the market price of our Class A common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business.

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
We have identified a material weakness in our internal control over financial reporting and may identify material weaknesses in the future or otherwise fail to establish and maintain effective internal control over financial reporting, which could have a material adverse effect on our business and stock price.
We are required to comply with the SEC’s rules implementing Section 302 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), which requires management to certify financial and other information in our quarterly and annual reports and to comply with the SEC’s rules implementing Section 404 of the Sarbanes-Oxley Act. Section 404 of the Sarbanes-Oxley Act requires management to provide an annual management report on the effectiveness of internal control over financial reporting. Additionally, we are required to have our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting. Our independent registered public accounting firm needs to issue an adverse report if there is a material weakness in our internal control over financial reporting.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. When evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate prior to the date of our annual management report.
As described in Item 9A, “Controls and Procedures”, the Audit Committee of our Board of Directors, after discussion with management, concluded that our (i) previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and (ii) previously filed Quarterly Reports on Form 10-Q for each of the quarterly periods ended September 30, 2021, March 31, 2022 and June 30, 2022 (collectively the “Prior Financial Statements”) should no longer be relied on. The determination resulted from an error in the Prior Financial Statements identified by us related to the classification of customer acquisition costs within our Consolidated Statements of Cash Flows. Specifically, we determined that “customer acquisition costs” were incorrectly classified within “Investing activities” rather than “Operating activities” in our Consolidated Statements of Cash Flows, and that the misclassification of cash flow related to customer acquisition costs should be restated through the amendments of the Prior Financial Statements. In connection with such restatement, we have concluded that there is a material weakness in the design of a control activity with respect to the classification of customer acquisition costs within our Consolidated Statements of Cash Flows and have determined that our disclosure controls and procedures were not effective for the previously filed Quarterly Reports on Form 10-Q as described in (ii) above and our internal control over financial reporting was not effective for the previously filed Annual Report on Form 10-K as described in (i) above.

We have commenced measures to remediate the identified material weakness. Until the material weakness is remediated, we will continue to perform additional analysis and other post-closing procedures to ensure that our consolidated financial statements are prepared in accordance with U.S. GAAP. The material weakness cannot be considered remediated until the newly designed control activity operates for a sufficient period of time and management has concluded, through testing, that the control is operating effectively.

We can give no assurance that the measures we are taking and plan to take in the future will remediate the material weakness identified, or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our internal control over financial reporting, in the future those controls may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.
Any failure to maintain effective internal control over financial reporting could adversely impact our ability to report our financial position and results of operations on a timely and accurate basis. If our financial statements are inaccurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A common stock is listed, the SEC or other regulatory authorities. In either case, there could be an adverse affect on our business, financial condition and results of operations. Ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.
We may face litigation and other risks as a result of the classification error and related material weakness in our internal control over financial reporting.
As a result of the classification error and related material weakness described in the previous risk factor and in Item 9A. “Controls and Procedures”, we face the potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, and contractual or other claims arising from the restatement, material weakness, and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute arising due to the restatement or material weakness. However, we can provide no assurance that any litigation or dispute will not arise in the future. Any litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.
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
We are actively monitoring the situation in Ukraine and assessing its impact on our business, including our business partners and customers. To date we have not experienced any material interruptions in our infrastructure, supplies, technology systems or networks needed to support our operations. We have no way to predict the progress or outcome of the conflict in Ukraine or its impacts in Ukraine, Russia or Belarus as the conflict, and any resulting government reactions, are evolving and beyond our control. The extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time. Any of the above mentioned factors could affect our business, financial condition and results of operations. Any such disruptions may also magnify the impact of other risks described in this Annual Report on Form 10-K/A.

We are exposed to fluctuations in inflation, which could negatively affect our business, financial condition and results of operations.
The United States has recently experienced historically high levels of inflation. According to the U.S. Department of Labor, the annual inflation rate for the United States was approximately 8.2% for the twelve months ended September 30, 2022. If the inflation rate continues to increase, it will likely affect our expenses, including, but not limited to, employee compensation expenses, increased costs for supplies, In the event inflation continues to increase, we may seek to increase the sales prices of our products and services in order to maintain satisfactory margins. Any attempts to offset cost increases with price increases may result in reduced sales, increase customer dissatisfaction or otherwise harm our reputation. Moreover, to the extent inflation results in rising interest rates and has other adverse effects on the market, it may adversely affect our business, financial condition and results of operations.
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
ITEM 3. LEGAL PROCEEDINGS
Our material legal proceedings are described in Part II, Item 8 of this Form 10-K/A in the Notes to Consolidated Financial Statements in Note 18, “Commitments and Contingencies.”
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
Certain items within this MD&A have been updated as a result of the amendment and restatement of this Annual Report on Form 10-K/A, as described in further detail in the “Explanatory Note.” For further detail regarding the restatement, also see Note 3 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A and Part II, Item 9A. “Controls and Procedures.”
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
See Note 5 in the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K/A for more information about the TSYS outage and Key performance indicators and non-GAAP measures for more information about Adjusted EBITDA and gross revenue less network fees.

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
Postec
In September 2021, we acquired Postec, Inc. (“Postec”), for $14.3 million in cash, net of cash acquired. This acquisition enables the boarding of the vendor’s customers on our end-to-end acquiring solution and empowers our distribution partners to sign the vendor’s customer accounts and leverage the combined expertise to handle all aspects of installation, service, and support. See Note 4 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A for more information.
VenueNext
In March 2021, we acquired VenueNext Inc. (“VenueNext”), a leader in integrated payments solutions in sporting arenas and event complexes, for $66.9 million in aggregate purchase consideration, net of cash acquired. We believe this acquisition enhances our presence and capabilities in a number of large and growing verticals such as stadiums and arenas, while significantly expanding our total addressable market with entry into entertainment, universities, theme parks, airports, and other verticals. See Note 4 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A for more information.
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
Other costs of sales includes amortization of capitalized software development costs, capitalized software, acquired technology and capitalized customer acquisition costs. It also includes incentives, shipping and handling costs related to the delivery of devices, and through June 30, 2020, contained other contract fulfillment costs as well as equipment provided under our warranty program that is included with the monthly SaaS fee. Subsequent to June 30, 2020, other contract fulfillment costs and equipment under our warranty program included with the monthly SaaS fee were capitalized as equipment for lease. Capitalized software development costs are amortized using the straight-line method on a product-by-product basis over the estimated useful life of the software. Capitalized software, acquired technology and capitalized customer acquisition costs are amortized on a straight-line basis in accordance with our accounting policies. In addition, the year ended December 31, 2021 includes nonrecurring payments of $2.8 million we made to our partners related to the TSYS outage described in Recent Developments above.
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

Comparison of results for the year ended December 31, 2021 and 2020
The following table sets forth the consolidated statements of operations for the periods presented.

	Year Ended December 31,		$ change	% change
(in millions)	2021	2020
Payments-based revenue	$1,258.0	$684.2	$573.8	83.9%
Subscription and other revenues	109.5	82.7	26.8	32.4%
Gross revenue	1,367.5	766.9	600.6	78.3%
Network fees	(861.8)	(443.9)	(417.9)	94.1%
Other costs of sales (exclusive of depreciation and amortization expense shown separately below)	(227.3)	(145.2)	(82.1)	56.5%
General and administrative expenses	(219.5)	(180.0)	(39.5)	21.9%
Depreciation and amortization expense (a)	(62.2)	(51.9)	(10.3)	19.8%
Professional fees	(16.8)	(10.7)	(6.1)	57.0%
Advertising and marketing expenses	(28.9)	(4.0)	(24.9)	NM
Restructuring expenses	(0.2)	(0.4)	0.2	(50.0%)
Transaction-related expenses	—	(0.8)	0.8	NM
Other operating income, net	—	12.4	(12.4)	NM
Loss from operations	(49.2)	(57.6)	8.4	(14.6%)
Loss on extinguishment of debt	(0.2)	(16.6)	16.4	(98.8%)
Other income, net	0.3	0.6	(0.3)	(50.0%)
Interest expense	(28.0)	(40.2)	12.2	(30.3%)
Loss before income taxes	(77.1)	(113.8)	36.7	(32.2%)
Income tax benefit	3.1	2.4	0.7	29.2%
Net loss	(74.0)	(111.4)	37.4	(33.6%)
Net loss attributable to noncontrolling interests (b)	(25.8)	(93.0)	67.2	(72.3%)
Net loss attributable to Shift4 Payments, Inc.	$(48.2)	$(18.4)	$(29.8)	162.0%
We have changed the presentation of this table from the presentation in the Original Form 10-K to remove the “Gross profit” line item and update the “Other costs of sales” line item to indicate it is exclusive of depreciation and amortization expense shown separately for the years ended December 31, 2021 and 2020.
(a)Depreciation and amortization expense includes depreciation of equipment under lease of $21.8 million and $9.8 million for the years ended December 31, 2021 and 2020, respectively.
(b)Includes the net loss for the period January 1, 2020 through June 4, 2020, the date the SEC declared effective the Company’s Registration Statement on S-1 filed in connection with its IPO. See Note 1 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A for more information.
Results for the year ended December 31, 2021 include $23.1 million of nonrecurring payments we made to our merchants and $2.8 million of non-recurring payments we made to our partners due to the TSYS outage. An additional $0.4 million of associated costs were incurred as a result of the outage. The TSYS outage payments and associated costs had the following impact on our results in our Consolidated Statements of Operations for the year ended December 31, 2021:
•$23.1 million decrease to Payments-based revenue and Gross revenue;
•$2.8 million increase to Other costs of sales; and
•$26.3 million decrease to Loss from operations and Net loss.

See Recent developments above and Note 5 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A for more information about the TSYS outage.

Gross Revenue
Gross revenue was $1,367.5 million for the year ended December 31, 2021, compared to $766.9 million for the year ended December 31, 2020, an increase of $600.6 million or 78.3%. Gross revenue is comprised of payments-based revenue and subscription and other revenues. Gross revenue for the year ended December 31, 2021 includes $23.1 million in payments we made to merchants as a result of the August 2021 TSYS outage discussed in Recent developments above, which were recorded as contra revenue.
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
•higher capitalized customer acquisition cost amortization, which increased other costs of sales $5.8 million, related to deal bonuses paid to VARs to obtain processing contracts;
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
partially offset by:

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
General and administrative expenses
General and administrative expenses were $219.5 million for the year ended December 31, 2021, compared to $180.0 million for the year ended December 31, 2020, an increase of $39.5 million or 21.9%. The increase was due to higher employee-related expenses of $30.8 million in the year ended December 31, 2021 compared to the year ended December 31, 2020 as a result of our continued growth and expansion. In addition, the recent acquisitions of 3dcart, VenueNext, Hospitality Technology Vendor and Postec collectively increased general and administrative expenses $20.4 million in the year ended December 31, 2021 compared to the year ended December 31, 2020. Also contributing to the increase were non-cash adjustments for contingent liability valuations of $5.9 million recorded in the year ended December 31, 2020. This was partially offset by lower equity-based compensation expense of $26.4 million in the year ended December 31, 2021 compared to the year ended December 31, 2020 as a result of compensation expense recognized in the year ended December 31, 2020 related to contractual change of control bonuses in connection with the IPO. See Note 22 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A for more information on equity-based compensation.
Depreciation and amortization expense
Depreciation and amortization expense was $62.2 million for the year ended December 31, 2021, compared to $51.9 million for the year ended December 31, 2020, an increase of $10.3 million or 19.8%. The increase was primarily due to hardware provided under our SaaS arrangements being accounted for as operating leases, effective June 30, 2020, while previously they were accounted for as sales-type leases driving higher depreciation expense for the year ended December 31, 2021, as compared to the year ended December 31, 2020, of $12.0 million. See Note 5 and Note 10 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A for more information on the change to the terms and conditions of our SaaS arrangements. In addition, the recent acquisitions of 3dcart, VenueNext, Hospitality Technology Vendor and Postec collectively increased depreciation and amortization expense $2.6 million in the year ended December 31, 2021 compared to the year ended December 31, 2020. This was partially offset by a decline in intangible amortization expense for the year ended December 31, 2021 as certain intangible assets reached the end of their amortization period.
Professional fees
Professional fees were $16.8 million for the year ended December 31, 2021, compared to $10.7 million for the year ended December 31, 2020, an increase of $6.1 million or 57.0%. The increase was due to acquisition-related costs and increased fees related to requirements of operating as a public company.
Advertising and marketing expenses
Advertising and marketing expenses were $28.9 million for the year ended December 31, 2021, compared to $4.0 million for the year ended December 31, 2020, an increase of $24.9 million. The increase was primarily due to expenses in the year ended December 31, 2021 related to the integration of 3dcart and its rebranding as Shift4Shop and $3.7 million of costs associated with the Inspiration4 seat. These expenses are anticipated to be nonrecurring in nature.
Transaction-related expenses
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
Loss on extinguishment of debt
A loss on extinguishment of debt, representing unamortized capitalized financing costs, of $0.2 million was incurred in connection with the refinancing of the Revolving Credit Facility during the year ended December 31, 2021. In the year ended December 31, 2020, we incurred a non-cash loss on extinguishment of debt of $16.6 million comprised of $7.1 million in connection with the pre-payment of $59.8 million on the First Lien Term Loan Facility and the full repayment of $130.0 million on the Second Lien Term Loan Facility, representing the unamortized capitalized financing costs associated with the repayment, and $9.5 million associated with the debt refinancing in October 2020. See Note 12 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A for more information.
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

Comparison of results for the years ended December 31, 2020 and 2019
The following table sets forth the consolidated statements of operations for the periods presented.

	Year Ended December 31,		$ change	% change
(in millions)	2020	2019
Payments-based revenue	$684.2	$643.6	$40.6	6.3%
Subscription and other revenues	82.7	87.8	(5.1)	(5.8%)
Gross revenue	766.9	731.4	35.5	4.9%
Network fees	(443.9)	(425.9)	(18.0)	4.2%
Other costs of sales (exclusive of depreciation and amortization expense shown separately below)	(145.2)	(132.1)	(13.1)	9.9%
General and administrative expenses	(180.0)	(117.1)	(62.9)	53.7%
Depreciation and amortization expense (a)	(51.9)	(40.2)	(11.7)	29.1%
Professional fees	(10.7)	(10.4)	(0.3)	2.9%
Advertising and marketing expenses	(4.0)	(6.3)	2.3	(36.5%)
Restructuring expenses	(0.4)	(3.8)	3.4	(89.5%)
Transaction-related expenses	(0.8)	—	(0.8)	NM
Other operating (income) expense, net	12.4	—	12.4	NM
Loss from operations	(57.6)	(4.4)	(53.2)	NM
Loss on extinguishment of debt	(16.6)	—	(16.6)	NM
Other income, net	0.6	1.0	(0.4)	(40.0%)
Interest expense	(40.2)	(51.5)	11.3	(21.9%)
Loss before income taxes	(113.8)	(54.9)	(58.9)	107.3%
Income tax benefit (provision)	2.4	(1.7)	4.1	NM
Net loss	(111.4)	$(56.6)	$(54.8)	96.8%
Net loss attributable to noncontrolling interests (b)	(93.0)
Net loss attributable to Shift4 Payments, Inc.	$(18.4)
We have changed the presentation of this table from the presentation in the Original Form 10-K to remove the “Gross profit” line item and update the “Other costs of sales” line item to indicate it is exclusive of depreciation and amortization expense shown separately for the years ended December 31, 2020 and 2019.
(a)Depreciation and amortization expense includes depreciation of equipment under lease of $9.8 million and $0.2 million for the years ended December 31, 2020 and 2019, respectively.
(b)Includes the net loss for the period January 1, 2020 through June 4, 2020, the date the SEC declared effective the Company’s Registration Statement on S-1 filed in connection with its IPO. See Note 1 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A for more information.
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
•higher capitalized customer acquisition cost amortization of $5.5 million related to deal bonuses; and
•higher capitalized software development amortization of $1.7 million;
partially offset by:
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
General and administrative expenses
General and administrative expenses were $180.0 million for the year ended December 31, 2020, compared to $117.1 million for the year ended December 31, 2019, an increase of $62.9 million or 53.7% The increase was primarily due to equity-based compensation expense of $66.2 million, partially offset by $21.6 million in non-cash adjustments for contingent liability valuations and deferred compensation arrangements. See Note 22 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A for more information on equity-based compensation and Note 14 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A for more information on these contingent liabilities. In addition, general and administrative expenses increased $11.3 million in the year ended December 31, 2020 compared to the year ended December 31, 2019 due to the Merchant Link Acquisition in August 2019.

Depreciation and amortization expense
Depreciation and amortization expense was $51.9 million for the year ended December 31, 2020, compared to $40.2 million for the year ended December 31, 2019, an increase of $11.7 million or 29.1%. The increase was primarily due to hardware provided under our SaaS arrangements being accounted for as operating leases, effective June 30, 2020, while previously they were accounted for as sales-type leases. Depreciation expense incurred for the year ended December 31, 2020 related to these operating leases were $9.8 million. See Note 5 and Note 10 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A for more information on the change to the terms and conditions of our SaaS arrangements.
Professional fees
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
Advertising and marketing expenses
Advertising and marketing expenses were $4.0 million for the year ended December 31, 2020, compared to $6.3 million for the year ended December 31, 2019, a decrease of $2.3 million or 36.5% The decrease was primarily due to postponing or cancelling trade shows in 2020 as a result of the COVID-19 pandemic.
Restructuring expenses
Restructuring expenses were $0.4 million for the year ended December 31, 2020, compared to $3.8 million for the year ended December 31, 2019, a decrease of $3.4 million or 89.5%. The decrease in restructuring expenses is a result of separation costs incurred in the year ended December 31, 2019 associated with the integration of the Merchant Link Acquisition in August 2019. See Note 6 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A for more information on restructuring expenses.
Transaction-related expenses
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
Loss on extinguishment of debt
A loss on extinguishment of debt, representing unamortized capitalized financing costs, was incurred of $16.6 million comprised of $7.1 million in connection with the pre-payment on the First Lien Term Loan Facility and the full repayment on the Second Lien Term Loan Facility in June 2020 and $9.5 million associated with the debt refinancing in October 2020. See Note 12 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A for more information.
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

Gross revenue less network fees:

	Year Ended December 31,
	2021	2020	2019
(in millions)
Gross revenue	$1,367.5	$766.9	$731.4
Less: Network fees	(861.8)	(443.9)	(425.9)
Less: Other costs of sales (exclusive of depreciation of equipment under lease)	(227.3)	(145.2)	(132.1)
	278.4	177.8	173.4
Less: Depreciation of equipment under lease	(21.8)	(9.8)	(0.2)
Gross profit (a) (b) (c)	$256.6	$168.0	$173.2

Gross profit (a) (b) (c)	$256.6	$168.0	$173.2
Add back: Other costs of sales (b)	227.3	145.2	132.1
Add back: Depreciation of equipment under lease	21.8	9.8	0.2
Add back: TSYS outage payments and associated costs (c)	23.3	—	—
Gross revenue less network fees	$529.0	$323.0	$305.5

(a)The determination of gross profit is inclusive of depreciation of equipment under lease that is included within Depreciation and amortization expense in the Consolidated Statements of Operations. The table reflects the determination of gross profit for all periods presented. Although gross profit is no longer presented on the Consolidated Statements of Operations, it represents the most comparable metric calculated under U.S. GAAP to non-GAAP gross revenues less network fees.
(b)The year ended December 31, 2021 includes $2.8 million of nonrecurring payments to partners associated with the TSYS outage. See Recent developments above and Note 5 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A for more information about the TSYS outage.
(c)The year ended December 31, 2021 includes $23.1 million of nonrecurring payments to merchants associated with the TSYS outage and associated expenses of $0.2 million. See Recent developments above and Note 5 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A for more information about the TSYS outage.

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
(a)Includes nonrecurring payments we made in the year ended December 31, 2021 to our merchants of $23.1 million and partners of $2.8 million due to the TSYS outage and other expenses incurred associated with the TSYS outage of $0.4 million. See Recent developments above and Note 5 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A for more information about the TSYS outage.
(b)For the year ended December 31, 2021, consists primarily of expenses related to the integration of 3dcart and its rebranding as Shift4Shop of $20.8 million, acquisition-related costs incurred of $7.3 million, $3.7 million of costs associated with the Inspiration4 seat and $1.6 million of severance costs. For the year ended December 31, 2020, consists primarily of transaction expenses incurred related to the two acquisitions in the fourth quarter of 2020 of $2.1 million, change of control liabilities as a result of the IPO of $3.8 million, deferred compensation arrangements of $2.1 million, severance costs of $1.2 million, restructuring expenses of $0.4 million and transaction expenses of $0.8 million related to the October 2020 debt refinancing, partially offset by fair value adjustments to contingent liabilities of $8.2 million. For the year ended December 31, 2019, consists primarily of adjustments to contingent liabilities of $15.5 million, one-time professional fees of $6.7 million, restructuring expenses of $3.8 million, and deferred compensation arrangements of $0.9 million. See Note 6 and Note 14 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A for more information on the restructuring expenses and contingent liability adjustments, respectively.
(c)Represents equity-based compensation expense for RSUs, including employer taxes for vested RSUs. See Note 22 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A for more information on equity-based compensation.
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
(e)For the year ended December 31, 2020, primarily consists of a $16.6 million in losses on the extinguishment of debt associated with the debt pre-payments in 2020 and $1.6 million for temporary fee waivers given on certain products from March 2020 through June 2020 as a result of COVID-19. See Note 12 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A for more information on the losses on the extinguishment of debt. Also includes fees to the Continuing Equity Owners for consulting and managing services through the date of the IPO of $0.8 million and $2.0 million for the years ended December 31, 2020 and 2019, respectively. These fees are not required to be paid subsequent to the IPO. See Note 17 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A for more information about these related party transactions.
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

The following table sets forth summary cash flow information for the periods presented.

	Year Ended December 31,
(in millions)	2021	2020	2019
Net cash provided by operating activities (a) (b)	$3.0	$4.0	$8.0
Net cash used in investing activities (a) (b)	(170.5)	(82.7)	(80.1)
Net cash provided by financing activities	471.2	1,002.8	71.0
Change in cash and cash equivalents	$303.7	$924.1	$(1.1)
(a)Amounts are restated. See Note 3 for more information.
(b)Effective June 30, 2020, we modified the terms and conditions of our SaaS arrangements and updated our operational procedures. As a result, hardware provided to our merchants is accounted for as an operating lease, whereby the cost of the equipment is included in investing activities when purchased and the depreciation of the equipment under lease is included in operating activities. Prior to June 30, 2020, this hardware was treated as a sales-type lease, in which the hardware was expensed when shipped and included in operating activities. To provide comparability, if this equipment had been accounted for as an operating lease for the period January 1, 2020 through June 29, 2020, net cash provided by operating leases for the year ended December 31, 2020 would be higher by $9.3 million, with a corresponding decrease to investing activities. If this equipment had been accounted for as an operating lease for the year ended December 31, 2019, net cash provided by operating activities for the year ended December 31, 2019 would be higher by $13.7 million, with a corresponding decrease to investing activities.
Operating activities
Net cash provided by operating activities consists of net loss adjusted for certain non-cash items and changes in other assets and liabilities.
For the year ended December 31, 2021, net cash provided by operating activities of $3.0 million is primarily a result of:
•net loss of $74.0 million, which includes $25.8 million of nonrecurring payments to our merchants and partners due to the TSYS outage and associated costs incurred in the third and fourth quarters of 2021, adjusted for non-cash expenses, including depreciation and amortization of $104.4 million, equity-based compensation of $40.8 million, provision for bad debts of $11.3 million; plus
•changes in operating assets and liabilities of $(84.0) million, which is primarily a result of $37.8 million of funds deposited in our sponsor bank merchant settlement account to facilitate gross card transaction deposits for those customers we bill on a monthly, versus a daily basis, $26.2 million of capitalized customer acquisition costs, and $20.9 million of interest payments on outstanding debt, offset by working capital fluctuations.
For the year ended December 31, 2020, net cash provided by operating activities of $4.0 million is primarily a result of:
•net loss of $111.4 million adjusted for non-cash expenses, including equity-based compensation of $66.2 million, depreciation and amortization of $84.2 million, cumulative impact of modifying our lease contracts of $(12.4) million, loss on extinguishment of debt of $16.6 million, revaluation of contingent liabilities of $(6.1) million, provision for bad debts of $7.7 million and amortization of capitalized financing costs and debt discount of $5.4 million; plus
•changes in operating assets and liabilities of $(45.4) million, which is primarily a result of $19.4 million of capitalized customer acquisition costs, $15.5 million of funds deposited in our sponsor bank merchant settlement account to facilitate gross card transaction deposits for those customers we bill on a monthly, versus a daily basis, and a $5.6 million reduction in interest payable on our long-term debt at December 31, 2020 as compared to December 31, 2019.
For the year ended December 31, 2019, net cash provided by operating activities of $8.0 million is primarily a result of:
•net loss of $56.6 million adjusted for non-cash expenses, including depreciation and amortization of $62.6 million, revaluation of contingent liabilities of $15.5 million, and amortization of capitalized financing costs of $4.0 million; less
•changes in operating assets and liabilities of $(24.7) million, which is primarily a result of $18.7 million of capitalized customer acquisition costs.

Investing activities
Net cash used in investing activities includes cash paid for acquisitions, purchases of future commission streams of our software partners, purchases of property and equipment, purchases of equipment to be leased, and capitalized software development costs.
Net cash used in investing activities was $170.5 million for the year ended December 31, 2021, an increase of $87.8 million compared to net cash used in investing activities of $82.7 million for the year ended December 31, 2020. This increase is primarily the result of:
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
•higher capitalized software development costs of $11.3 million; and
•higher residual commission buyouts of $6.5 million;
partially offset by:
•the acquisition of 3dcart in November 2020 for $40.2 million, net of cash acquired of $0.3 million; and
•the acquisition of a Hospitality Technology Vendor in October 2020 for $10.5 million, net of cash acquired of $0.6 million.
Net cash used in investing activities was $82.7 million for the year ended December 31, 2020, an increase of $2.6 million compared to net cash used in investing activities of $80.1 million for the year ended December 31, 2019. This increase is primarily the result of:
•the acquisition of 3dcart in November 2020 for $40.2 million, net of cash acquired of $0.3 million; plus,
•the acquisition of a Hospitality Technology Vendor in October 2020 for $10.5 million, net of cash acquired of $0.6 million; and
•$14.5 million in purchases for equipment to be leased;
partially offset by:
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
partially offset by:
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
•the net proceeds from the 2025 Convertible Notes of $673.6 million in the year ended December 31, 2020; and
•the net proceeds from the 2026 Senior Notes of $442.8 million in the year ended December 31, 2020;
partially offset by:
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
Convertible Notes Offering – 2027 Notes
In July 2021, Shift4 Payments, Inc. issued an aggregate principal amount of $632.5 million of 2027 Convertible Notes to qualified institutional buyers in an offering exempt from registration under the Securities Act. We received net proceeds, after deducting initial purchasers’ discounts and estimated offering expenses, of approximately $617.7 million from the offering of the 2027 Convertible Notes. The net proceeds of the 2027 Convertible Notes Offering, together with cash on hand, will be used for general corporate purposes. The 2027 Convertible Notes will mature on August 1, 2027, unless earlier repurchased, redeemed or converted, and accrue interest at a rate of 0.50% per year. Interest on the 2027 Convertible Notes is payable semi-annually in arrears on each February 1 and August 1, commencing on February 1, 2022. We will settle conversions by paying in cash up to the principal amount of the 2027 Convertible Notes with any excess to be paid or delivered, as the case may be, in cash or shares of Class A common stock or a combination of both at our election, based on the conversion rate. The initial conversion rate is 8.1524 shares of Class A common stock per $1,000 principal amount of 2027 Convertible Notes (equivalent to an initial conversion price of approximately $122.66 per share of Class A common stock), subject to adjustment upon the occurrence of specified events. None of the specified events for the conversion of the 2027 Convertible Notes occurred as of December 31, 2021. See Note 12 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A for more information.
Convertible Notes Offering – 2025 Notes
In December 2020, Shift4 Payments, Inc. issued an aggregate principal amount of $690.0 million of 2025 Convertible Notes, to qualified institutional buyers in an offering exempt from registration under the Securities Act. We received net proceeds, after deducting initial purchasers’ discounts and estimated offering expenses, of approximately $673.6 million from the 2025 Convertible Notes Offering. The net proceeds of the 2025 Convertible Notes Offering, together with cash on hand, will be used for general corporate purposes. The 2025 Convertible Notes do not bear regular interest, and the principal amount of the 2025 Convertible Notes does not accrete and will mature on December 15, 2025 unless earlier repurchased, redeemed or converted. The initial conversion rate is 12.4262 shares of Class A common stock per $1,000 principal amount of 2025 Convertible Notes (equivalent to an initial conversion price of approximately $80.48 per share of Class A common stock), subject to adjustment upon the occurrence of specified events. None of the specified events for the conversion of the 2025 Convertible Notes occurred as of December 31, 2021. See Note 12 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A for more information.

Senior Notes Offering – 2026 Notes
In October 2020, Shift4 Payments, LLC and Shift4 Payments Finance Sub, Inc., or the Issuers, issued an aggregate $450.0 million principal amount of the 2026 Senior Notes. We received net proceeds, after deducting initial purchasers’ discounts and estimated offering expenses, of approximately $442.8 million from the offering of the 2026 Senior Notes. The net proceeds of the 2026 Senior Notes offering, together with cash on hand, were used to repay all indebtedness outstanding under the First Lien Term Loan Facility. The 2026 Senior Notes mature on November 1, 2026, and accrue interest at a rate of 4.625% per year. Interest on the 2026 Senior Notes is payable semi-annually in arrears on each May 1, and November 1, commencing on May 1, 2021. The Issuers may redeem all or a portion of the 2026 Senior Notes at any time prior to November 1, 2022 at a redemption price equal to 100% of the principal amount of the 2026 Senior Notes, plus the applicable “make-whole” premium as provided in the indenture governing the 2026 Senior Notes, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. At any time on or after November 1, 2022, the Issuers may redeem all or a portion of the 2026 Senior Notes at the redemption prices set forth in the indenture governing the 2026 Senior Notes, plus accrued and unpaid interest, if any, to but excluding, the date of redemption. In addition, at any time prior to November 1, 2022, the Issuers may also redeem up to 40% of the original aggregate principal amount of the 2026 Senior Notes (including any additional 2026 Senior Notes) with the proceeds of certain equity offerings, at a redemption price equal to 104.625% of the principal amount of the 2026 Senior Notes, plus accrued and unpaid interest, if any to the redemption date. The Issuers may make such redemption so long as, after giving effect to any such redemption, at least 50% of the original aggregate principal amount of the 2026 Senior Notes (including any additional 2026 Senior Notes) remains outstanding (unless all 2026 Senior Notes are redeemed concurrently) and such redemption occurs within 90 days of the closing of the applicable equity offering. See Note 12 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A for more information.
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
Subject to certain conditions, as an EGC we also were able to rely on certain of the exemptions and reduced reporting requirements of the JOBS Act, including without limitation, from providing an auditor's attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 and from complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. Because we no longer qualify as an EGC, we are no longer able to take advantage of the extended transition period for the adoption of certain accounting standards or of the reduced disclosure and other benefits available to EGCs, including our exemption from providing our auditor’s attestation on our system of internal control over financial reporting, which is included in this Annual Report on Form 10-K/A.
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

We also have a Revolving Credit Facility available to us with available borrowing capacity of $99.5 million, net of a $0.5 million letter of credit. We are obligated to pay interest on loans under the Revolving Credit Facility as well as other customary fees, including an upfront fee and an unused commitment fee based on our debt rating. Borrowings under the Revolving Credit Facility, if any, bear interest at floating rates. As a result, we are exposed to the risk related to fluctuations in interest rate to the extent of our borrowings. As of December 31, 2021 and 2020, we had no amounts outstanding under the Revolving Credit Facility. See “Liquidity and capital resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K/A and Note 12 in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K/A for more information.

Item 8: Financial Statements and Supplementary Data
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	84
Consolidated Balance Sheets as of December 31, 2021, 2020 and 2019	87
Consolidated Statements of Operations for the Years Ended December 31, 2021, 2020 and 2019	88
Consolidated Statements of Changes in Redeemable Preferred Units and Stockholders’ Equity/ Members’ (Deficit) for the years ended December 31, 2021, 2020 and 2019	89
Consolidated Statements of Cash Flows (As Restated) for the Years Ended December 31, 2021, 2020 and 2019	90
Notes to Consolidated Financial Statements	91

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Shift4 Payments, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Shift4 Payments, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of changes in redeemable preferred units and stockholders’/members’ equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date related to a lack of an effectively designed control activity over the classification of customer acquisition costs within the consolidated statements of cash flows.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2021 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
Restatement of Previously Issued Financial Statements and Management’s Conclusion Regarding Internal Control over Financial Reporting
As discussed in Note 3 to the consolidated financial statements, the Company has restated its 2021, 2020, and 2019 financial statements to correct errors. Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2021. However, management has subsequently determined that a material weakness in internal control over financial reporting existed as of that date related to a lack of an effectively designed control activity over the classification of customer acquisition costs within the consolidated statements of cash flows. Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.
Changes in Accounting Principle
As discussed in Note 2 and Note 5 to the consolidated financial statements, the Company changed the manner in which it accounts for leases and the manner in which it accounts for convertible instruments and contracts in an entity’s own equity in 2021 and the manner in which it accounts for revenue from contracts with customers in 2019.
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
Acquisition of VenueNext Inc. - Valuation of Customer Relationships and Developed Technology Intangible Assets
As described in Note 4 to the consolidated financial statements, on March 3, 2021, the Company completed the acquisition of VenueNext Inc. for total purchase consideration, net of cash acquired, of $66.9 million. Other intangible assets acquired as part of the acquisition of $19.8 million consist of definite-lived intangible assets, with a significant portion related to customer relationships and developed technology. The fair values of these intangible assets were estimated by management under the income approach using either the relief-from-royalty method for developed technology or the multi-period excess earnings method for the customer relationships. Management’s estimates of fair value are based upon assumptions related to projected revenues and earnings before interest expense, income taxes, depreciation, and amortization (“EBITDA”) margins.
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
/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 1, 2022, except for the effects of the restatement discussed in Note 3 to the consolidated financial statements and the matter discussed in the fourth paragraph of Management’s Annual Report on Internal Control over Financial Reporting, as to which the date is November 8, 2022
We have served as the Company’s auditor since 2016.

SHIFT4 PAYMENTS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$1,231.5	$927.8
Accounts receivable, net of allowance for doubtful accounts of $8.0 in 2021 ($5.7 in 2020)	205.9	92.7
Inventory	3.5	1.5
Contract assets (Note 5)	0.3	—
Prepaid expenses and other current assets (Note 13)	12.4	11.5
Total current assets	1,453.6	1,033.5
Noncurrent assets
Goodwill (Note 7)	537.7	477.0
Other intangible assets, net (Note 8)	188.5	186.3
Capitalized customer acquisition costs, net (Note 9)	35.1	30.2
Equipment for lease, net (Note 10)	58.4	36.6
Property, plant and equipment, net (Note 11)	18.4	15.1
Right-of-use assets (Note 16)	18.5	—
Investments in securities (Note 2)	30.5	—
Other noncurrent assets	1.9	0.6
Total noncurrent assets	889.0	745.8
Total assets	$2,342.6	$1,779.3
Liabilities and Stockholders' Equity
Current liabilities
Current portion of debt (Note 12)	$—	$0.9
Accounts payable	121.1	60.6
Accrued expenses and other current liabilities (Note 13)	42.9	30.1
Deferred revenue (Note 5)	15.0	7.8
Current lease liabilities (Note 16)	4.8	—
Total current liabilities	183.8	99.4
Noncurrent liabilities
Long-term debt (Note 12)	1,738.5	1,005.4
Deferred tax liability (Note 15)	0.3	2.8
Noncurrent lease liabilities (Note 16)	17.9	—
Other noncurrent liabilities (Note 6)	2.4	1.7
Total noncurrent liabilities	1,759.1	1,009.9
Total liabilities	1,942.9	1,109.3
Commitments and contingencies (Note 18)
Stockholders' equity (Note 20)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized at December 31, 2021 and 2020, none issued and outstanding	—	—
Class A common stock, $0.0001 par value per share, 300,000,000 shares authorized, 51,793,127 and 39,737,950 shares issued and outstanding at December 31, 2021 and 2020, respectively	—	—
Class B common stock, $0.0001 par value per share, 100,000,000 shares authorized, 26,272,654 and 30,625,857 shares issued and outstanding at December 31, 2021 and 2020, respectively	—	—
Class C common stock, $0.0001 par value per share, 100,000,000 shares authorized, 5,035,181 and 10,188,852 shares issued and outstanding at December 31, 2021 and 2020, respectively	—	—
Additional paid-in capital	619.2	738.3
Treasury stock, at cost; 378,475 shares and no shares repurchased at December 31, 2021 and 2020, respectively	(21.1)	—
Retained deficit	(325.3)	(278.7)
Total stockholders' equity attributable to Shift4 Payments, Inc.	272.8	459.6
Noncontrolling interests (Note 21)	126.9	210.4
Total stockholders' equity	399.7	670.0
Total liabilities and stockholders' equity	$2,342.6	$1,779.3
See accompanying notes to consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Gross revenue (a)	$1,367.5	$766.9	$731.4
Cost of sales (exclusive of depreciation and amortization expense shown separately below) (b)	(1,089.1)	(589.1)	(558.0)
General and administrative expenses	(219.5)	(180.0)	(117.1)
Depreciation and amortization expense (c)	(62.2)	(51.9)	(40.2)
Professional fees	(16.8)	(10.7)	(10.4)
Advertising and marketing expenses	(28.9)	(4.0)	(6.3)
Restructuring expenses (Note 6)	(0.2)	(0.4)	(3.8)
Transaction-related expenses (Note 13)	—	(0.8)	—
Other operating income, net (Note 5)	—	12.4	—
Loss from operations	(49.2)	(57.6)	(4.4)
Loss on extinguishment of debt (Note 12)	(0.2)	(16.6)	—
Other income, net	0.3	0.6	1.0
Interest expense	(28.0)	(40.2)	(51.5)
Loss before income taxes	(77.1)	(113.8)	(54.9)
Income tax benefit (provision) (Note 15)	3.1	2.4	(1.7)
Net loss (d)	(74.0)	(111.4)	$(56.6)
Net loss attributable to noncontrolling interests (e)	(25.8)	(93.0)
Net loss attributable to Shift4 Payments, Inc. (f)	$(48.2)	$(18.4)

Basic and diluted net loss per share: (g)
Class A net loss per share - basic and diluted	$(0.89)	$(0.43)
Class A weighted average common stock outstanding - basic and diluted	47,594,839	28,148,355
Class C net loss per share - basic and diluted	$(0.89)	$(0.43)
Class C weighted average common stock outstanding - basic and diluted	7,329,534	16,882,903
(a)For the year ended December 31, 2021, includes $23.1 million of payments to merchants associated with the TSYS outage, which are recorded as contra revenue and reflected as a reduction of “Gross revenue.” See Note 5 for more information.
(b)For the year ended December 31, 2021, includes $2.8 million of payments to partners associated with the TSYS outage. See Note 5 for more information.
(c)Depreciation and amortization expense includes depreciation of equipment under lease of $21.8 million, $9.8 million, and $0.2 million for the years ended December 31, 2021, 2020, and 2019, respectively.
(d)Net loss is equal to comprehensive loss.
(e)Net loss attributable to noncontrolling interests is equal to comprehensive loss attributable to noncontrolling interests for the years ended December 31, 2021 and 2020. For the year ended December 31, 2020, this includes the net loss for the period January 1, 2020 through June 4, 2020, the date the Securities and Exchange Commission (“SEC”) declared effective the Company’s Registration Statement on S-1 filed in connection with its IPO. See Note 1 for more information.
(f)Net loss attributable Shift4 Payments, Inc. is equal to comprehensive loss attributable to Shift4 Payments, Inc. for the years ended December 31, 2021 and 2020.
(g)The amounts for the year ended December 31, 2020 represent basic and diluted net loss per share of Class A and Class C common stock and weighted average shares of Class A and Class C common stock outstanding for the period from June 5, 2020 through December 31, 2020, the period following the Reorganization Transactions and Shift4 Payments, Inc.'s initial public offering described in Note 1. See Note 23 for additional information on basic and diluted net loss per share.
See accompanying notes to consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED UNITS AND STOCKHOLDERS’/MEMBERS’ EQUITY (DEFICIT)
(in millions, except unit and share amounts)

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

SHIFT4 PAYMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2021	2020	2019
Operating activities	As Restated	As Restated	As Restated
Net loss	$(74.0)	$(111.4)	$(56.6)
Adjustment to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	104.4	84.2	62.6
Amortization of capitalized financing costs and debt discount	5.9	5.4	4.0
Loss on extinguishment of debt	0.2	16.6	—
Deferred income taxes	(2.5)	(1.3)	0.2
Provision for bad debts	11.3	7.7	5.5
Revaluation of contingent liabilities	0.2	(6.1)	15.5
Impairment of intangible assets	—	0.4	1.9
Equity-based compensation expense	40.8	66.2	—
Other noncash items	0.7	0.1	(0.4)
Impact of lease modifications	—	(12.4)	—
Change in operating assets and liabilities
Accounts receivable	(120.7)	(19.3)	(18.6)
Contract assets	(0.3)	(0.6)	(2.4)
Prepaid expenses and other current assets	(0.4)	(1.2)	(2.7)
Inventory	1.8	1.2	(1.7)
Capitalized customer acquisition costs	(26.2)	(19.4)	(18.7)
Accounts payable	56.5	(2.0)	12.3
Accrued expenses and other current liabilities	5.1	(5.3)	6.0
Right-of-use assets and lease liabilities, net	(0.5)	—	—
Deferred revenue	0.7	1.2	1.1
Net cash provided by operating activities	3.0	4.0	8.0
Investing activities
Acquisitions, net of cash acquired	(54.5)	(49.8)	(60.2)
Acquisition of equipment to be leased	(45.9)	(14.5)	—
Investments in securities	(30.5)	—	—
Capitalized software development costs	(21.0)	(9.7)	(8.4)
Residual commission buyouts	(10.4)	(3.9)	(3.3)
Acquisition of property, plant and equipment	(8.2)	(4.8)	(8.2)
Net cash used in investing activities	(170.5)	(82.7)	(80.1)
Financing activities
Proceeds from long-term debt	632.5	1,140.0	90.0
Payments for withholding tax related to vesting of restricted stock units	(125.6)	(3.9)	—
Repurchases of Class A common stock to treasury stock	(19.5)	—	—
Deferred financing costs	(15.3)	(23.2)	(3.0)
Repayment of debt	(0.9)	(643.6)	(5.2)
IPO proceeds, net of underwriting discounts and commissions	—	372.9	—
Proceeds from private placement	—	100.0	—
September 2020 follow-on offering proceeds, net of underwriting discounts and commissions	—	93.4	—
Proceeds from revolving line of credit	—	68.5	91.0
Repayment of revolving line of credit	—	(89.5)	(90.0)
Offering costs	—	(8.7)	—
Payments on contingent liabilities	—	(1.7)	(3.1)
Preferred return on preferred stock	—	(0.9)	(8.5)
Capital distributions	—	(0.5)	(0.2)
Net cash provided by financing activities	471.2	1,002.8	71.0
Change in cash and cash equivalents	303.7	924.1	(1.1)
Cash and cash equivalents - beginning of period	927.8	3.7	4.8
Cash and cash equivalents - end of period	$1,231.5	$927.8	$3.7
Supplemental cash flows information and noncash activities are further described in Note 24.
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
The assets and liabilities of Shift4 Payments, LLC represent substantially all of the consolidated assets and liabilities of Shift4 Payments, Inc. with the exception of certain cash balances and the aggregate principal amount of $690.0 million of 2025 Convertible Notes and $632.5 million of 2027 Convertible Notes that are held by Shift4 Payments, Inc. directly. See Note 12 for information about the 2025 Convertible Notes and 2027 Convertible Notes. As of December 31, 2021 and 2020, $9.8 million and $684.5 million of cash was held by Shift4 Payments, Inc., respectively. For the years ended December 31, 2021 and 2020, Shift4 Payments Inc., which was established November 5, 2019, has not had any material operations on a standalone basis since its inception, and all of the operations of the Company are carried out by Shift4 Payments, LLC and its subsidiaries.
Change in Presentation of Consolidated Statements of Operations
The Company has changed the presentation of its Consolidated Statements of Operations to remove the “Gross profit” line item and update the “Cost of sales” line item to indicate it is exclusive of depreciation and amortization expense shown separately for the years ended December 31, 2021, 2020 and 2019. The Company has also changed the presentation of the disclosure in Note 25 to remove the reconciliation between “Gross revenue” and “Gross profit.”
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

Leases
Effective January 1, 2021, the Company adopted ASU 2016-2: Leases (“ASC 842”) using the modified retrospective method. Prior period amounts were not adjusted. Additional information about the Company’s lease policies and the related impact of the adoption is included in Recent Accounting Pronouncements within this Note and Note 16 to the consolidated financial statements.
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

Contract Assets
As discussed above, for the period January 1, 2019 through June 29, 2020, the revenue allocated to hardware under the Company’s SaaS arrangements for its point-of-sale systems was treated as a sales-type lease and recognized in the Company’s Consolidated Statements of Operations when the hardware was delivered to the merchant. The Company utilized its best estimate of selling price when calculating the hardware revenue to be recorded. At the time revenue was recognized, a Contract Asset was created in the Company’s Consolidated Balance Sheet representing the present value of minimum lease payments. Accordingly, a portion of the lease payments were recognized as interest income. Such interest income for the years ended December 31, 2020 and 2019 was $1.0 million and $2.2 million, respectively. Effective June 30, 2020, the Company modified the terms and conditions of its SaaS arrangements and updated its operational procedures. As a result, beginning June 30, 2020, the hardware is accounted for as an operating lease and the revenue allocated to this performance obligation is recognized ratably over time. See Note 5 for more information on the impact the lease modification had on the Company’s consolidated financial statements. In late 2021, the Company entered into certain contracts that are accounted for as sales-type leases.
The carrying amount of contract assets was reduced by an allowance for doubtful accounts that reflected management’s best estimate of accounts that will not be collected. Changes in the allowance were recognized within “General and administrative expenses” in the Consolidated Statements of Operations.
Capitalized Customer Acquisition Costs
The Company incurs costs to obtain payment processing contracts with customers, primarily in the form of upfront processing bonuses provided to software partners, which consist of independent software vendors and value-added resellers. The Company recognizes as an asset the incremental costs of obtaining a contract with a customer if it expects to recover the costs. Capitalized customer acquisition costs are amortized ratably over the estimated life of the customer, which is generally three to five years. Amortization of costs to obtain a contract are classified as “Cost of sales” on the Company’s Consolidated Statements of Operations.
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

Accounting Pronouncements Adopted
In February 2016, the FASB issued ASC 842 with amendments in 2018 and 2019. This accounting guidance requires a lessee to record assets and liabilities on the balance sheet for the rights and obligations arising from leases with terms of more than 12 months. On January 1, 2021, the Company adopted ASC 842 using the modified retrospective method. Prior period amounts were not adjusted and continue to be reported in accordance with historic accounting under previous lease guidance, ASC Topic 840, Leases (“ASC 840”). The Company elected to use the package of practical expedients permitted under the transition guidance. The Company did not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, or (iii) initial direct costs for any existing leases. For lease agreements where the Company is a lessee that include lease and non-lease components, the Company elected to use the practical expedient on all leases entered into or modified after January 1, 2021 to combine lease and non-lease components for all classes of assets. Additionally, the Company elected to not record on the balance sheet leases with a term of twelve months or less. Upon adoption, the Company recorded right-of-use assets of $21.4 million and lease liabilities of $25.7 million. The adoption of ASC 842 did not result in a material impact to consolidated statements of operations or cash flows. See Note 16 for more information about the adoption of ASC 842 and related disclosures.
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

3.Restatement of Previously Issued Consolidated Financial Statements
In October 2022, it was determined that there was an error in the Company’s original Annual Report on Form 10-K for the year ended December 31, 2021 related to the classification of customer acquisition costs within the Company’s Consolidated Statements of Cash Flows. Specifically, the Company determined that “Customer acquisition costs” were incorrectly classified within “Investing activities” rather than “Operating activities” in its Consolidated Statements of Cash Flows. The Company is correcting this misclassification by restating its Consolidated Statements of Cash Flows through the amendment of its Annual Report on Form 10-K.
The following tables summarize the impact of these adjustments for the periods presented:

	Year Ended December 31, 2021
	As Reported	Adjustments	As Restated
Net cash provided by operating activities	$29.2	$(26.2)	$3.0
Net cash used in investing activities	(196.7)	26.2	(170.5)
Net cash provided by financing activities	471.2	—	471.2
Change in cash and cash equivalents	$303.7	$—	$303.7

	Year Ended December 31, 2020
	As Reported	Adjustments	As Restated
Net cash provided by operating activities	$23.4	$(19.4)	$4.0
Net cash used in investing activities	(102.1)	19.4	(82.7)
Net cash provided by financing activities	1,002.8	—	1,002.8
Change in cash and cash equivalents	$924.1	$—	$924.1

	Year Ended December 31, 2019
	As Reported	Adjustments	As Restated
Net cash provided by operating activities	$26.7	$(18.7)	$8.0
Net cash used in investing activities	(98.8)	18.7	(80.1)
Net cash provided by financing activities	71.0	—	71.0
Change in cash and cash equivalents	$(1.1)	$—	$(1.1)
4.Acquisitions
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
5.Revenue
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

6.Restructuring
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

7.Goodwill
The changes in the carrying amount of goodwill were as follows:

Balance at December 31, 2019	$421.3
Merchant Link measurement period adjustment	0.7
3dcart acquisition (Note 4)	46.9
Hospitality Technology Vendor acquisition (Note 4)	8.1
Balance at December 31, 2020	477.0
VenueNext acquisition (Note 4)	52.7
Postec acquisition (Note 4)	10.4
Hospitality Technology Vendor adjustments (Note 4)	(2.4)
Balance at December 31, 2021	$537.7
8.Other Intangible Assets, Net
Other intangible assets, net consisted of the following:

	Weighted Average	December 31, 2021
	Amortization Period (in years)	Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	8	$200.1	$133.7	$66.4
Acquired technology	9	113.2	54.9	58.3
Trademarks and trade names	18	20.3	3.8	16.5
Capitalized software development costs	4	42.6	9.1	33.5
Residual commission buyouts (a)	3	20.3	6.5	13.8
Total intangible assets		$396.5	$208.0	$188.5

	Weighted Average	December 31, 2020
	Amortization Period (in years)	Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	8	$185.8	$106.5	$79.3
Acquired technology	9	105.1	42.2	62.9
Trademarks and trade names	9	57.4	39.1	18.3
Noncompete agreements	2	3.9	3.9	—
Capitalized software development costs	4	25.1	5.8	19.3
Leasehold interest	2	0.1	0.1	—
Residual commission buyouts (a)	3	20.0	13.5	6.5
Total intangible assets		$397.4	$211.1	$186.3
(a)Residual commission buyouts include contingent payments of $4.2 million and $3.4 million as of December 31, 2021 and 2020, respectively.

As of December 31, 2021, the estimated amortization expense for intangible assets for each of the five succeeding years and thereafter is as follows:

2022	$48.0
2023	35.2
2024	30.0
2025	23.7
2026	18.4
Thereafter	33.2
Total	$188.5
Amounts charged to expense in the Consolidated Statements of Operations for amortization of intangible assets were as follows:

	Year Ended December 31,
	2021	2020	2019
Depreciation and amortization expense	$36.6	$38.5	$37.6
Cost of sales	19.1	15.0	11.0
Total	$55.7	$53.5	$48.6
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
9.Capitalized Customer Acquisition Costs, Net
Capitalized customer acquisition costs, net were $35.1 million and $30.2 million at December 31, 2021 and 2020, respectively. This consists of upfront processing bonuses with a gross carrying value of $69.1 million and $55.7 million less accumulated amortization of $34.0 million and $25.5 million at December 31, 2021 and 2020, respectively.
Capitalized customer acquisition costs had a weighted average amortization period of three years at December 31, 2021 and 2020. Amortization expense for capitalized customer acquisition costs is $21.5 million, $15.7 million, and $10.0 million for the years ended December 31, 2021, 2020 and 2019, respectively, is included in “Cost of sales” in the Consolidated Statements of Operations.
As of December 31, 2021, the estimated future amortization expense for capitalized customer acquisition costs is as follows:

2022	$19.3
2023	12.0
2024	3.8
Total	$35.1
10.Equipment for Lease, Net
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
11.Property, Plant and Equipment, Net
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

12.Debt
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
13.Other Consolidated Balance Sheet Components
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
14.Fair Value Measurement
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
15.Income Taxes
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
Components of income tax benefit (provision) consisted of the following for the years indicated:

	Year Ended December 31,
	2021	2020	2019
Current
Federal	$0.6	$1.4	$(1.1)
State	—	(0.2)	(0.4)
Foreign	—	(0.1)	—
Total current income tax benefit (provision)	0.6	1.1	(1.5)
Deferred
Federal	2.5	1.2	(0.2)
State	—	0.1	—
Total deferred income tax benefit (provision)	2.5	1.3	(0.2)
Total income tax benefit (provision)	$3.1	$2.4	$(1.7)

A reconciliation of the United States statutory income tax rate to the Company’s effective income tax rate is as follows for the years indicated:

	Year Ended December 31,
	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
Noncontrolling interests/effect of pass-through entities (LLC loss)	(7.3%)	(17.1%)	(23.6)%
State income taxes, net of federal benefit	5.3%	1.1%	—%
Permanent items	(1.2%)	1.6%	—%
Change in valuation allowance	(60.1%)	(4.5%)	—%
Equity-based compensation	46.8%	—%	—%
Other	(0.5%)	—%	(0.5)%
Effective income tax rate	4.0%	2.1%	(3.1%)
Details of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2021	2020
Deferred tax assets:
Investment in Shift4 Payments, LLC	$277.2	$181.2
Net operating loss and tax credits carryforward	110.0	19.8
Lease liabilities	2.4	—
Equity-based compensation	1.6	10.2
Accrued expenses	0.9	1.9
Other	6.1	0.8
Subtotal	398.2	213.9
Valuation allowance	(383.0)	(179.5)
Total deferred tax assets	15.2	34.4
Deferred tax liabilities:
2025 Convertible Notes	—	(29.4)
Intangible assets	(9.9)	(5.9)
Fixed assets	(2.2)	(1.8)
Right-of-use assets	(1.5)	—
Other liabilities	(1.9)	(0.1)
Total deferred tax liabilities	(15.5)	(37.2)
Net deferred tax liability	$(0.3)	$(2.8)
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
16.Lease Agreements
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

The following amounts were recorded on the Consolidated Balance Sheets relating to leases:

December 31, 2021
Assets
Operating lease assets (a)	$18.5

Liabilities
Current operating lease liabilities (a)	$4.8
Noncurrent operating lease liabilities (a)	17.9
Total lease liabilities	$22.7
(a)    Operating lease assets are included within “Right-of-use assets” and operating lease liabilities are included within “Accrued expenses and other current liabilities” and “Other noncurrent liabilities” in the Company's Consolidated Balance Sheets.

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
The Company expects to receive future minimum lease payments for hardware provided under the Company’s SaaS agreements of $11.1 million from January 1, 2022 through December 31, 2022. See Note 5 and Note 10 for more information on the accounting for these operating leases.
17.Related Party Transactions
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
18.Commitments and Contingencies
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
19.Redeemable Preferred Units
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
20.Stockholders’ Equity/Members’ Deficit
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

21.Noncontrolling Interests
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

23.Basic and Diluted Net Loss per Share
The following table presents the calculation of basic and diluted net loss per share for the periods following the Reorganization Transactions under the two-class method. See Note 2 for additional information related to basic and diluted net loss per share.
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

	Year Ended December 31, 2021	Year Ended December 31, 2020
Net loss	$(74.0)	$(111.4)
Less: Net loss attributable to Shift4 Payments, LLC prior to the Reorganization Transaction	—	(77.9)
Less: Net loss attributable to noncontrolling interests subsequent to the Reorganization Transactions	(25.8)	(15.1)
Net loss attributable to Shift4 Payments, Inc.	(48.2)	(18.4)
Adjustment to net loss attributable to common stockholders	(0.7)	(1.0)
Net loss attributable to common stockholders	$(48.9)	$(19.4)

Numerator - Basic and Diluted:
Net loss attributable to common stockholders	$(48.9)	$(19.4)
Allocation of net loss among common stockholders:
Net loss allocated to Class A common stock	$(42.4)	$(12.1)
Net loss allocated to Class C common stock	$(6.5)	$(7.3)

Denominator - Basic and Diluted:
Weighted average shares of Class A common stock outstanding	47,594,839	28,148,355
Weighted average shares of Class C common stock outstanding	7,329,534	16,882,903

Net loss per share - Basic and Diluted:
Class A common stock	$(0.89)	$(0.43)
Class C common stock	$(0.89)	$(0.43)

The following were excluded from the calculation of diluted net loss per share as the effect would be anti-dilutive.

	Year Ended December 31, 2021	Year Ended December 31, 2020
LLC Interests that convert into potential Class A common shares	26,272,654	30,625,857
RSUs and PRSUs - employee	2,389,752	2,336,424
RSUs - non-employee directors	12,942	39,745
Total	28,675,348	33,002,026
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
As discussed in Note 12, the Company will pay in cash the $690.0 million principal of the 2025 Convertible Notes and the $632.5 million principal of the 2027 Convertible Notes with any excess to be paid or delivered in cash or shares of the Company's Class A common stock or a combination of both at the Company's election.
24.Supplemental Cash Flows Information
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

25.Segments
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
The following table summarizes gross revenue by revenue type:

	Year Ended December 31,
	2021	2020	2019
Payments-based revenue (a)	$1,258.0	$684.2	$643.6
Subscription and other revenues	109.5	82.7	87.8
Gross revenue	$1,367.5	$766.9	$731.4
(a)For the year ended December 31, 2021, payments-based revenue includes nonrecurring payments of $23.1 million the Company made to merchants related to the TSYS outage that are treated as contra revenue and as such reduce payments-based revenue. See Note 5 for more information about the TSYS outage.

26.Subsequent Events
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

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K/A, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). At the time our Annual Report on Form 10-K for the year ended December 31, 2021 was filed on March 1, 2022, our principal executive officer and principal financial officer had concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
Subsequent to that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness in our internal control over financial reporting described below in “Management’s Annual Report on Internal Control over Financial Reporting (Restated)”. In light of the material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted principles. Accordingly, management concluded that the financial statements included in this Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for each of the periods presented.
Management’s Annual Report on Internal Control over Financial Reporting (Restated)
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the Internal Control - Integrated Framework (2013).
On March 1, 2022, we filed the Original Form 10-K. At the time, our management, under the supervision of our Chief Executive Officer and Chief Financial Officer, had performed an evaluation and concluded that our internal control over financial reporting was effective as of December 31, 2021. Subsequent to that evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2021 due to a material weakness related to a lack of an effectively designed control activity over the classification of customer acquisition costs within our Consolidated Statements of Cash Flows. Accordingly, management has restated its annual report on internal control over financial reporting.
The associated error related to the historical classification of customer acquisition costs within our Consolidated Statements of Cash Flows resulted in the restatement of the Company’s previously filed consolidated financial statements as of and for the years ended December 31, 2021, 2020 and 2019 and for each of the quarterly periods ended September 30, 2021, March 31, 2022 and June 30, 2022. Additionally, the material weakness could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K/A.
Remediation Plan for the Material Weakness
In order to remediate the material weakness, our management plans to enhance the design of its control activity over the classification of customer acquisition costs within our Consolidated Statements of Cash Flows. The material weakness cannot be considered remediated until the newly designed control activity operates for a sufficient period of time and management has concluded, through testing, that the control is operating effectively.

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

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information relating to our executive officers and directors is included in Part I, Item 1 of this Form 10-K/A. The remaining information with respect to this Item will be set forth in our proxy statement for the 2022 annual meeting of stockholders (the “2022 Proxy Statement”), which will be filed with the SEC no later than 120 days after December 31, 2021, and is incorporated herein by reference.
Our board of directors has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees, which is available on our investor relations website (investors.shift4.com) under “Corporate Governance.” This website address is not intended to function as a hyperlink, and the information contained in our website is not intended to be a part of this filing. We intend to post on our website all disclosures that are required by law or the NYSE listing standards concerning any amendments to, or waivers from, any provision of the code. The information on any of our websites is deemed not to be incorporated in this Annual Report on Form 10-K/A or to be part of this Annual Report on Form 10-K/A.
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
The following is a list of exhibits filed as part of this Annual Report on Form 10-K/A.
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

Shift4 Payments, Inc.

		By:	/s/ Jared Isaacman
Jared Isaacman
Chief Executive Officer (principal executive officer)
Date:	November 8, 2022

		By:	/s/ Nancy Disman
Nancy Disman
Chief Financial Officer (principal financial and accounting officer)
Date:	November 8, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jared Isaacman	Chief Executive Officer and Director	November 8, 2022
Jared Isaacman	(principal executive officer)

/s/ Nancy Disman	Chief Financial Officer	November 8, 2022
Nancy Disman	(principal financial and accounting officer)

/s/ Sam Bakhshandehpour	Director	November 8, 2022
Sam Bakhshandehpour

/s/ Donald Isaacman	Director	November 8, 2022
Donald Isaacman

/s/ Christopher Cruz	Director	November 8, 2022
Christopher Cruz

/s/ Karen Roter Davis	Director	November 8, 2022
Karen Roter Davis

/s/ Sarah Goldsmith-Grover	Director	November 8, 2022
Sarah Goldsmith-Grover

/s/ Jonathan Halkyard	Director	November 8, 2022
Jonathan Halkyard