Form 10-Q/A
period 2022-03-31
Shift4 Payments, Inc.
filed 2022-11-08
CIK 1794669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q/A
Amendment No. 1
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

Explanatory Note
This Amendment No. 1 on Form 10-Q/A (as amended, the “Quarterly Report” or the “Quarterly Report on Form 10-Q/A”) amends and restates certain items noted below in the Quarterly Report on Form 10-Q of Shift4 Payments, Inc. (the “Company”) for the three months ended March 31, 2022, as originally filed with the Securities and Exchange Commission (“SEC”) on May 6, 2022 (the “Original Form 10-Q”).
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
The determination resulted from an error in the Prior Financial Statements identified by the Company related to the classification of customer acquisition costs within the Company’s Condensed Consolidated Statements of Cash Flows. Specifically, the Company determined that “Customer acquisition costs” were incorrectly classified within “Investing activities” rather than “Operating activities” in its Condensed Consolidated Statements of Cash Flows. The Company is correcting this misclassification by restating its Condensed Consolidated Statements of Cash Flows through the amendments of the Prior Financial Statements.
The Company determined that the restatement did not have any impact on the Company’s operating performance or reported key performance indicators.
Internal Control Considerations
As a result of this restatement, the Company’s management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2022. Management has concluded that the Company’s disclosure controls and procedures were not effective at March 31, 2022 due to a material weakness in internal control over financial reporting. Specifically, there was a lack of an effectively designed control activity related to the classification of customer acquisition costs within the Consolidated Statements of Cash Flows. See additional discussion included in Part I, Item 4. “Controls and Procedures” of this Quarterly Report.
Items Amended in this Quarterly Report on Form 10-Q/A
For the convenience of the reader, this Quarterly Report presents the Original Form 10-Q in its entirety. It includes (i) items that have been amended as a result of the restatement in: Part I, Item 1. “Financial Statements”; Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; Part I, Item 4. “Controls and Procedures”; and Part II, Item 6. “Exhibits”; and in addition to these items amended due to the restatement, updates to certain other information as follows: (ii) certain other conforming changes within Part I, Item 1. “Financial Statements” and Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; (iii) updates to cross-references throughout the Quarterly Report; and (iv) an updated Signatures page (together, the “Amended Items”). In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is also including with this Quarterly Report currently dated certifications of the Company’s principal executive officer and principal financial officer (included in Part II, Item 6. “Exhibits” and attached as Exhibits 31.1, 31.2, 32.1, and 32.2).
Except for the Amended Items, this Quarterly Report is presented as of the date of the Original Form 10-Q and has not been updated to reflect events occurring subsequent to the filing of the Original Form 10-Q other than the Amended Items and those associated with the restatement of our unaudited condensed consolidated financial statements. Among other things, forward-looking statements made in the Original Form 10-Q have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Form 10-Q, other than the Amended Items and those associated with the restatement of our unaudited condensed consolidated financial statements, and such forward-looking statements should be read in conjunction with our filings with the SEC, including those subsequent to the filing of the Original Form 10-Q.

SHIFT4 PAYMENTS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q/A contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q/A, including, without limitation, statements relating to our future results of operations and financial position, business strategy and plans, objectives of management for future operations, including, among others, statements regarding expected growth, future capital expenditures and debt service obligations, remediation of material weaknesses, and the anticipated impact of COVID-19 on our business are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions though not all forward-looking statements can be identified by such terms or expressions. The forward-looking statements in this Quarterly Report on Form 10-Q/A are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q/A and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to the following:
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
•the potential impact of, and our ability to remediate, material weaknesses in our internal control over financial reporting;

•the ongoing military action between Russia and Ukraine could adversely affect our business, financial condition and results of operations; and
•those factors described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021, filed on November 8, 2022 (the “2021 Form 10-K/A”) and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q/A.
Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties.
You should read this Quarterly Report on Form 10-Q/A and the documents that we reference in this Quarterly Report on Form 10-Q/A completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)(in millions, except share and per share amounts)

	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$1,189.0	$1,231.5
Accounts receivable, net of allowance for doubtful accounts of $9.5 in 2022 ($8.0 in 2021)	223.0	205.9
Inventory	2.9	3.5
Contract assets (Note 4)	0.3	0.3
Prepaid expenses and other current assets (Note 12)	12.9	12.4
Total current assets	1,428.1	1,453.6
Noncurrent assets
Goodwill (Note 6)	627.0	537.7
Other intangible assets, net (Note 7)	213.0	188.5
Capitalized customer acquisition costs, net (Note 8)	35.3	35.1
Equipment for lease, net (Note 9)	60.0	58.4
Property, plant and equipment, net (Note 10)	18.1	18.4
Right-of-use assets (Note 15)	17.0	18.5
Investments in securities	32.0	30.5
Other noncurrent assets	1.6	1.9
Total noncurrent assets	1,004.0	889.0
Total assets	$2,432.1	$2,342.6
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$137.3	$121.1
Accrued expenses and other current liabilities (Note 12)	95.2	42.9
Deferred revenue (Note 4)	21.9	15.0
Current lease liabilities (Note 15)	4.4	4.8
Total current liabilities	258.8	183.8
Noncurrent liabilities
Long-term debt (Note 11)	1,735.9	1,738.5
Deferred tax liability (Note 14)	0.4	0.3
Noncurrent lease liabilities (Note 15)	16.6	17.9
Other noncurrent liabilities	2.2	2.4
Total noncurrent liabilities	1,755.1	1,759.1
Total liabilities	2,013.9	1,942.9
Commitments and contingencies (Note 17)
Stockholders' equity (Note 18)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized at March 31, 2022 and December 31, 2021, none issued and outstanding	—	—
Class A common stock, $0.0001 par value per share, 300,000,000 shares authorized, 53,618,573 and 51,793,127 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Class B common stock, $0.0001 par value per share, 100,000,000 shares authorized, 26,272,654 shares issued and outstanding at both March 31, 2022 and December 31, 2021	—	—
Class C common stock, $0.0001 par value per share, 100,000,000 shares authorized, 4,302,657 and 5,035,181 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	659.6	619.2
Treasury stock, at cost; 679,985 shares and 378,475 shares repurchased at March 31, 2022 and December 31, 2021, respectively	(38.3)	(21.1)
Retained deficit	(332.8)	(325.3)
Total stockholders' equity attributable to Shift4 Payments, Inc.	288.5	272.8
Noncontrolling interests (Note 19)	129.7	126.9
Total stockholders' equity	418.2	399.7
Total liabilities and stockholders' equity	$2,432.1	$2,342.6
See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (in millions, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Gross revenue	$401.9	$239.3
Cost of sales (exclusive of depreciation and amortization expense shown separately below)	(317.3)	(187.5)
General and administrative expenses	(66.2)	(53.5)
Depreciation and amortization expense (a)	(17.3)	(15.4)
Professional fees	(8.7)	(6.2)
Advertising and marketing expenses	(2.7)	(20.1)
Restructuring expenses (Note 5)	—	(0.1)
Transaction-related expenses (Note 11)	(1.4)	—
Loss from operations	(11.7)	(43.5)
Loss on extinguishment of debt	—	(0.2)
Other income, net	0.2	—
Interest expense	(7.9)	(6.5)
Loss before income taxes	(19.4)	(50.2)
Income tax benefit (provision) (Note 14)	6.2	(0.8)
Net loss (b)	(13.2)	(51.0)
Net loss attributable to noncontrolling interests (c)	(5.7)	(18.2)
Net loss attributable to Shift4 Payments, Inc. (d)	$(7.5)	$(32.8)

Basic and diluted net loss per share:
Class A net loss per share - basic and diluted	$(0.13)	$(0.62)
Class A weighted average common stock outstanding - basic and diluted	52,119,378	42,667,754
Class C net loss per share - basic and diluted	$(0.13)	$(0.62)
Class C weighted average common stock outstanding - basic and diluted	4,573,372	10,009,852

(a) Depreciation and amortization expense includes depreciation of equipment under lease of $7.0 million and $4.5 million for the three months ended March 31, 2022 and 2021, respectively.
(b) Net loss is equal to comprehensive loss.
(c) Net loss attributable to noncontrolling interests is equal to comprehensive loss attributable to noncontrolling interests.
(d) Net loss attributable to Shift4 Payments, Inc. is equal to comprehensive loss attributable to Shift4 Payments, Inc.

See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited) (in millions, except share amounts)

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

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in millions)

	Three Months Ended March 31,
	2022	2021
Operating activities	As Restated	As Restated
Net loss	$(13.2)	$(51.0)
Adjustment to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	29.1	25.3
Amortization of capitalized financing costs	1.9	1.2
Loss on extinguishment of debt	—	0.2
Deferred income taxes	(6.3)	(0.1)
Provision for bad debts	3.0	6.7
Revaluation of contingent liabilities	—	0.2
Equity-based compensation expense	16.9	14.0
Other noncash items	0.3	0.3
Change in operating assets and liabilities
Accounts receivable	(20.0)	(40.7)
Prepaid expenses and other assets	0.6	1.1
Inventory	1.7	0.1
Capitalized customer acquisition costs	(6.3)	(5.4)
Accounts payable	15.4	28.0
Accrued expenses and other current liabilities	3.1	6.4
Right-of-use assets and lease liabilities, net	(0.1)	—
Deferred revenue	4.7	6.6
Net cash provided by (used in) operating activities	30.8	(7.1)
Investing activities
Acquisitions, net of cash acquired	(12.6)	(40.6)
Acquisition of equipment to be leased	(9.9)	(10.4)
Capitalized software development costs	(8.0)	(3.6)
Residual commission buyouts	(4.6)	(0.8)
Investments in securities	(1.5)	(16.0)
Acquisition of property, plant and equipment	(1.0)	(0.7)
Net cash used in investing activities	(37.6)	(72.1)
Financing activities
Repurchases of Class A common stock to treasury stock	(18.7)	—
Payments for withholding tax related to vesting of restricted stock units	(12.2)	(2.4)
Deferred financing costs	(4.8)	(0.4)
Repayment of debt	—	(0.9)
Net cash used in financing activities	(35.7)	(3.7)
Change in cash and cash equivalents	(42.5)	(82.9)
Cash and cash equivalents
Beginning of period	1,231.5	927.8
End of period	$1,189.0	$844.9

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
In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments consisting only of normal recurring adjustments necessary to state fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP applicable to interim periods. The results of operations for the interim periods presented are not necessarily indicative of results for the full year or future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the fiscal year ended December 31, 2021, as disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021 (the “2021 Form 10-K/A”).
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

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share, unit and per unit amounts)
Change in Presentation of Condensed Consolidated Statements of Operations
The Company has changed the presentation of its Condensed Consolidated Statements of Operations to remove the “Gross profit” line item and update the “Cost of sales” line item to indicate it is exclusive of depreciation and amortization expense shown separately for the three months ended March 31, 2022 and 2021. The Company has also changed the presentation of the disclosure in Note 23 to remove the reconciliation between “Gross revenue” and “Gross profit.”
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
Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2 to Shift4 Payments, Inc.’s consolidated financial statements as of and for the years ended December 31, 2021 and 2020 in the 2021 Form 10-K/A. There have been no significant changes to these policies which have had a material impact on the Company’s unaudited condensed consolidated financial statements and related notes during the three months ended March 31, 2022.

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share, unit and per unit amounts)
Recent Accounting Pronouncements
Accounting Pronouncements Adopted
In February 2016, the FASB issued ASC 842 with amendments in 2018 and 2019. This accounting guidance requires a lessee to record assets and liabilities on the balance sheet for the rights and obligations arising from leases with terms of more than 12 months. On January 1, 2021, the Company adopted ASC 842 using the modified retrospective method, reflecting the adoption in the Company's annual results for the period ended December 31, 2021. Prior period amounts were not adjusted and continue to be reported in accordance with historic accounting under previous lease guidance, ASC Topic 840, Leases (“ASC 840”). The Company elected to use the package of practical expedients permitted under the transition guidance. The Company did not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, or (iii) initial direct costs for any existing leases. For lease agreements where the Company is a lessee that include lease and non-lease components, the Company elected to use the practical expedient on all leases entered into or modified after January 1, 2021 to combine lease and non-lease components for all classes of assets. Additionally, the Company elected to not record on the balance sheet leases with a term of twelve months or less. Upon adoption, the Company recorded right-of-use assets of $21.4 million and lease liabilities of $25.7 million. The adoption of ASC 842 did not result in a material impact to the consolidated statements of operations or cash flows. See Note 15 for ASC 842-related disclosures.
In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13: Financial Instruments—Credit Losses (Topic 326), which changes the impairment model for most financial assets, including accounts receivable, and replaces the existing incurred loss impairment model with a current expected credit loss (“CECL”) methodology, which will result in more timely recognition of credit losses. The Company adopted ASU 2016-13 on a modified retrospective basis on December 31, 2021, reflecting the adoption as of January 1, 2021 in the Company's annual results for the period ended December 31, 2021 and interim periods beginning January 1, 2022. The adoption of ASU 2016-13 did not result in a material impact on the Company’s unaudited condensed consolidated financial statements and disclosures.
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
In July 2021, the FASB issued ASU 2021-05, Lessors —Certain Leases with Variable Lease Payments, to amend lessor accounting for certain leases with variable lease payments that do not depend on a reference index or a rate and would have resulted in the recognition of a loss at lease commencement if classified as a sales-type or a direct financing lease. ASU 2021-05 amends the classification requirements of such leases for lessors to require operating lease classification. The Company adopted ASU 2021-05 on a retrospective basis effective January 1, 2022. The adoption did not have a significant impact on the Company’s unaudited condensed consolidated financial statements.
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

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share, unit and per unit amounts)
2.Restatement of Previously Issued Condensed Consolidated Financial Statements
In October 2022, it was determined that there was an error in the Company’s original Quarterly Report on Form 10-Q for the three months ended March 31, 2022 related to the classification of customer acquisition costs within the Company’s Condensed Consolidated Statements of Cash Flows. Specifically, the Company determined that “Customer acquisition costs” were incorrectly classified within “Investing activities” rather than “Operating activities” in its Condensed Consolidated Statements of Cash Flows. The Company is correcting this misclassification by restating its Condensed Consolidated Statements of Cash Flows through the amendment of its Quarterly Report on Form 10-Q.
The following tables summarize the impact of these adjustments for the periods presented:

	Three Months Ended March 31, 2022
	As Reported	Adjustments	As Restated
Net cash provided by operating activities	$37.1	$(6.3)	$30.8
Net cash used in investing activities	(43.9)	6.3	(37.6)
Net cash used in financing activities	(35.7)	—	(35.7)
Change in cash and cash equivalents	$(42.5)	$—	$(42.5)

	Three Months Ended March 31, 2021
	As Reported	Adjustments	As Restated
Net cash used in operating activities	$(1.7)	$(5.4)	$(7.1)
Net cash used in investing activities	(77.5)	5.4	(72.1)
Net cash used in financing activities	(3.7)	—	(3.7)
Change in cash and cash equivalents	$(82.9)	$—	$(82.9)
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
4.Revenue
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

5.Restructuring
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
6.Goodwill
The changes in the carrying amount of goodwill were as follows:

Balance at December 31, 2021	$537.7
The Giving Block Acquisition (Note 3)	89.3
Balance at March 31, 2022	$627.0

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

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share, unit and per unit amounts)
8.Capitalized Customer Acquisition Costs, Net
Capitalized customer acquisition costs, net were $35.3 million and $35.1 million at March 31, 2022 and December 31, 2021, respectively. This consisted of upfront processing bonuses with a gross carrying value of $70.5 million and $69.1 million less accumulated amortization of $35.2 million and $34.0 million at March 31, 2022 and December 31, 2021, respectively.
Capitalized customer acquisition costs had a weighted average amortization period of three years at both March 31, 2022 and December 31, 2021. Amortization expense for capitalized customer acquisition costs was $6.1 million and $5.0 million for the three months ended March 31, 2022 and 2021, respectively, and was included in “Cost of sales” in the Company's unaudited Condensed Consolidated Statements of Operations.
As of March 31, 2022, the estimated future amortization expense for capitalized customer acquisition costs is as follows:

2022 (remaining nine months)	$15.4
2023	14.0
2024	5.7
2025	0.2
Total	$35.3
9.Equipment for Lease, Net
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
11.Debt
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
Other than as provided above, there are no significant changes to the information disclosed in the 2021 Form 10-K/A.

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
If all of the remaining Continuing Equity Owners were to exchange all of their LLC Units, the Company does not expect the deferred tax asset or TRA liability to vary substantially from the amounts reported in the 2021 Form 10-K/A. The actual amount of deferred tax assets and related liabilities are impacted by the timing of the exchanges, the valuation of Shift4 Corporation, the price of the Company’s shares of Class A common stock at the time of the exchange, and the tax rates then in effect.

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share, unit and per unit amounts)
15.Lease Agreements
As Lessee
The Company has operating leases primarily for office space and equipment. The following amounts were recorded on the Company’s unaudited Condensed Consolidated Balance Sheets relating to leases:

	March 31, 2022	December 31, 2021
Assets
Operating lease assets	$17.0	$18.5
Liabilities
Current operating lease liabilities	$4.4	$4.8
Noncurrent operating lease liabilities	16.6	17.9
Total lease liabilities	$21.0	$22.7
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
18.Stockholders’ Equity/Members’ Deficit
Stock Repurchases
On December 16, 2021, the Company’s Board of Directors (the “Board”) authorized commencement of a stock repurchase program. The stock repurchase program authorizes the Company to repurchase up to $100.0 million of the Company’s Class A common stock, par value $0.0001 (“Common Stock”) and will expire on December 31, 2022.
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
On April 28, 2022, the Board adopted the amendment and restatement of the Shift4 Payments, Inc. 2020 Incentive Award Plan (the “Restated Equity Plan”), subject to stockholder approval. The Restated Equity Plan will become effective if it is approved by the stockholders at the Company’s annual meeting of stockholders to be held on June 10, 2022. If approved, the Restated Equity Plan would (a) increase the number of shares available for issuance under the Restated Equity Plan to a total of 7,500,000 shares of common stock available for issuance, (b) approve an increase in the annual “evergreen” increase to the number of shares of the Company’s common stock available for issuance under the Restated Equity Plan from 1% of the shares outstanding to 2% of the shares outstanding, (c) limit the number of shares of the Company’s common stock that may be issued upon the exercise of incentive stock options to no more than 7,500,000 shares, and (d) extend the term of the Restated Equity Plan to ten years from the date it was adopted by the Board.
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
In addition, for the three months ended March 31, 2022, the Company has excluded from the calculation of diluted net loss per share the effect of shares of the Company’s Class A common stock to be issued in connection with the earnout due to the former shareholders of The Giving Block. The earnout will be calculated as a multiple of revenue earned by The Giving Block from March 1, 2022 to February 28, 2023, not to exceed $246.0 million in total, of which 75% will be paid in a combination of RSUs and shares of the Company’s Class A common stock. See Note 3 for more information.
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
The following table summarizes gross revenue by revenue type:

	Three Months Ended March 31,
	2022	2021
Payments-based revenue	$371.5	$215.9
Subscription and other revenues	30.4	23.4
Gross revenue	$401.9	$239.3

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the information presented in our unaudited condensed consolidated financial statements and the related notes and other financial data included elsewhere in this Quarterly Report on Form 10-Q/A, as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K/A (“Form 10-K/A”) for the fiscal year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission (“SEC”) on November 8, 2022 (the “2021 Form 10-K/A”). In addition to historical information, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, liquidity and capital resources, that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described in “Cautionary Note Regarding Forward-Looking Statements,” and “Risk Factors” in Part I, Item 1A. of our 2021 Form 10-K/A. We assume no obligation to update any of these forward-looking statements.
Certain items within this Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” have been updated as a result of the amendment and restatement of this Quarterly Report on Form 10-Q/A, as described in further detail in the “Explanatory Note.” For further detail regarding the restatement, also see Note 2 to the accompanying unaudited condensed consolidated financial statements and Part I, Item 4. “Controls and Procedures.”
As used in this Quarterly Report on Form 10-Q/A, unless the context otherwise requires, references to:
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
Stock Repurchases
In the three months ended March 31, 2022, we repurchased 301,510 shares of Common stock for $17.2 million, including commissions paid, at an average price paid of $56.78 per share, which is recorded as “Treasury stock” in the accompanying unaudited Condensed Consolidated Balance Sheets. As of March 31, 2022, approximately $61.8 million remained available for future purchases under the program. In April 2022, we repurchased 1,126,277 shares of Common stock for $61.3 million, including commissions paid, at an average price paid of $54.39 per share. See Note 18 to the accompanying unaudited condensed consolidated financial statements for more information and Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.”
Recent Acquisition
The Giving Block
On February 28, 2022, we acquired The Giving Block for $106.9 million of total purchase consideration, net of cash acquired. The Giving Block is a cryptocurrency donation marketplace that the Company expects to accelerate its growth in the non-profit sector with significant cross-sell potential. See Note 3 to the accompanying unaudited condensed consolidated financial statements for more information.
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

COVID-19 Pandemic Update
While great progress has been made in the fight against the COVID-19 pandemic, the pandemic remains a global challenge and continues to impact international travel and corporate travel patterns, both of which remain below pre-pandemic levels. The Omicron variant began to adversely impact our processing volumes in December 2021, but by full-month March 2022, end-to-end volumes had recovered and exceeded volumes in the prior year period. However, our financial performance could be adversely impacted by any local or government-imposed pandemic restrictions, although we are currently unable to predict the extent to which the COVID-19 pandemic may adversely impact our future business operations, financial performance and results of operations. For a further discussion of the risks, uncertainties and actions taken in response to COVID-19, see the sections entitled “Risk Factors” in Part I, Item 1A. and “Human Capital” in Part I, Item 1. in our 2021 Form 10-K/A.
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
Comparison of Results for the Three Months Ended March 31, 2022 and 2021
The following table sets forth the consolidated statements of operations for the periods presented:

	Three Months Ended March 31,
(in millions)	2022	2021	$ change	% change
Payments-based revenue	$371.5	$215.9	$155.6	72.1%
Subscription and other revenues	30.4	23.4	7.0	29.9%
Gross revenue	401.9	239.3	162.6	67.9%
Network fees	(253.1)	(141.8)	(111.3)	78.5%
Other costs of sales (exclusive of depreciation and amortization expense shown separately below)	(64.2)	(45.7)	(18.5)	40.5%
General and administrative expenses	(66.2)	(53.5)	(12.7)	23.7%
Depreciation and amortization expense (a)	(17.3)	(15.4)	(1.9)	12.3%
Professional fees	(8.7)	(6.2)	(2.5)	40.3%
Advertising and marketing expenses	(2.7)	(20.1)	17.4	(86.6)%
Restructuring expenses	—	(0.1)	0.1	NM
Transaction-related expenses	(1.4)	—	(1.4)	NM
Loss from operations	(11.7)	(43.5)	31.8	(73.1)%
Loss on extinguishment of debt	—	(0.2)	0.2	NM
Other income, net	0.2	—	0.2	NM
Interest expense	(7.9)	(6.5)	(1.4)	21.5%
Loss before income taxes	(19.4)	(50.2)	30.8	(61.4)%
Income tax benefit (provision)	6.2	(0.8)	7.0	NM
Net loss	(13.2)	(51.0)	37.8	(74.1)%
Net loss attributable to noncontrolling interests	(5.7)	(18.2)	12.5	(68.7)%
Net loss attributable to Shift4 Payments, Inc.	$(7.5)	$(32.8)	$25.3	(77.1)%
We have changed the presentation of this table from the presentation in the Original Form 10-Q to remove the “Gross profit” line item and update the “Other costs of sales” line item to indicate it is exclusive of depreciation and amortization expense shown separately for the three months ended March 31, 2022 and 2021.
(a)Depreciation and amortization expense includes depreciation of equipment under lease of $7.0 million and $4.5 million for the three months ended March 31, 2022 and 2021, respectively.
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
•higher equipment sales, which increased other costs of sales $0.6 million; and
•higher capitalized software development amortization, which increased other costs of sales $0.6 million; partially offset by:
•higher than normal chargeback losses during the three months ended March 31, 2021 driven by the business failure of one merchant causing $5.2 million in estimated unrecoverable chargeback transactions.
General and administrative expenses
General and administrative expenses were $66.2 million for the three months ended March 31, 2022, compared to $53.5 million for the three months ended March 31, 2021, an increase of $12.7 million or 23.7%. The increase was primarily due to higher employee-related expenses of $6.4 million in the three months ended March 31, 2022, compared to the three months ended March 31, 2021, as a result of our continued growth and expansion, as well as higher equity-based compensation expense of $2.2 million in the three months ended March 31, 2022. In addition, the acquisitions of VenueNext, Postec and The Giving Block collectively increased general and administrative expenses $3.3 million in the three months ended March 31, 2022.
Depreciation and amortization expense
Depreciation and amortization expense was $17.3 million for the three months ended March 31, 2022, compared to $15.4 million for the three months ended March 31, 2021, an increase of $1.9 million or 12.3%. The increase was primarily due to higher deprecation for equipment under lease of $2.5 million in the three months ended March 31, 2022, compared to the three months ended March 31, 2021.
Professional fees
Professional fees were $8.7 million for the three months ended March 31, 2022, compared to $6.2 million for the three months ended March 31, 2021, an increase of $2.5 million or 40.3%. The increase was due to higher acquisition-related costs.
Advertising and marketing expenses
Advertising and marketing expenses were $2.7 million for the three months ended March 31, 2022, compared to $20.1 million for the three months ended March 31, 2021, a decrease of $17.4 million or 86.6%. The decrease was primarily due to expenses in the three months ended March 31, 2021 related to the integration of 3dcart and its rebranding as Shift4Shop that were nonrecurring in nature. This was partially offset by the VenueNext, Postec and The Giving Block acquisitions, which collectively increased advertising and marketing expenses $0.5 million in the three months ended March 31, 2022.

Transaction-related expenses
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

We use non-GAAP financial measures to supplement financial information presented on a GAAP basis. We believe that excluding certain items from our GAAP results allows management to better understand our consolidated financial performance from period to period and better project our future consolidated financial performance as forecasts are developed at a level of detail different from that used to prepare GAAP-based financial measures. Moreover, we believe these non-GAAP financial measures provide our stakeholders with useful information to help them evaluate our operating results by facilitating an enhanced understanding of our operating performance and enabling them to make more meaningful period to period comparisons. There are limitations to the use of the non-GAAP financial measures presented in this Quarterly Report on Form 10-Q/A. Our non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.
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
Gross revenue less network fees:

	Three Months Ended March 31,
(in millions)	2022	2021
Gross revenue	$401.9	$239.3
Less: Network fees	(253.1)	(141.8)
Less: Other costs of sales (exclusive of depreciation of equipment under lease)	(64.2)	(45.7)
	84.6	51.8
Less: Depreciation of equipment under lease	(7.0)	(4.5)
Gross profit (a)	$77.6	$47.3

Gross profit (a)	$77.6	$47.3
Add back: Other costs of sales	64.2	45.7
Add back: Depreciation of equipment under lease	7.0	4.5
Gross revenue less network fees	$148.8	$97.5
(a)The determination of gross profit is inclusive of depreciation of equipment under lease that is included within Depreciation and amortization expense in the Condensed Consolidated Statements of Operations. The table reflects the determination of gross profit for all periods presented. Although gross profit is no longer presented on the Condensed Consolidated Statements of Operations, it represents the most comparable metric calculated under U.S. GAAP to non-GAAP gross revenues less network fees.

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
The following table sets forth summary cash flow information for the periods presented.

	Three Months Ended March 31,
(in millions)	2022	2021
Net cash provided by (used in) operating activities (a)	$30.8	$(7.1)
Net cash used in investing activities (a)	(37.6)	(72.1)
Net cash used in financing activities	(35.7)	(3.7)
Total	$(42.5)	$(82.9)
(a)Amounts are restated. See Note 2 for more information.
Operating activities
Net cash provided by (used in) operating activities consists of net loss adjusted for certain non-cash items and changes in other assets and liabilities.

For the three months ended March 31, 2022, net cash provided by operating activities of $30.8 million was primarily a result of:
•net loss of $13.2 million, which is adjusted for non-cash expenses, including depreciation and amortization of $29.1 million, equity-based compensation of $16.9 million, deferred income taxes of $(6.3) million and provision for bad debts of $3.0 million; partially offset by:
•changes in operating assets and liabilities of $(0.9) million, which includes $4.8 million of additional funds deposited in our sponsor bank merchant settlement account to facilitate gross card transaction deposits for those customers we bill on a monthly, versus a daily basis.
For the three months ended March 31, 2021, net cash used in operating activities of $7.1 million was primarily a result of:
•net loss of $51.0 million, adjusted for non-cash expenses, including depreciation and amortization of $25.3 million, equity-based compensation of $14.0 million, provision for bad debts of $6.7 million and amortization of capitalized financing cost of $1.2 million; plus
•changes in operating assets and liabilities of $(3.9) million, which is primarily a result of $8.8 million of funds deposited in our sponsor bank merchant settlement account to facilitate gross card transaction deposits for those customers we bill on a monthly, versus a daily basis, partially offset by higher deferred revenue of $6.6 million primarily due to the timing of annual compliance fees billed to our merchants.
Investing activities
Net cash used in investing activities includes cash paid for acquisitions, purchases of future commission streams of our software partners, purchases of property, plant and equipment, purchases of equipment to be leased, capitalized software development costs, and investments in non-marketable securities.
Net cash used in investing activities was $37.6 million for the three months ended March 31, 2022, an increase of $34.5 million compared to net cash used in investing activities of $72.1 million for the three months ended March 31, 2021. This increase was primarily the result of:
•the acquisition of The Giving Block in March 2022 for $106.9 million in aggregate purchase consideration, including $12.6 million in cash, net of cash acquired of $4.2 million;
•higher capitalized software development costs of $4.4 million;
•higher residual commission buyouts of $3.8 million; partially offset by:
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
Convertible Notes, Senior Notes and Credit Facilities
As of March 31, 2022 and December 31, 2021, we had $1,772.5 million total principal amount of debt outstanding, including $690.0 million of 2025 Convertible Notes, $632.5 million of 2027 Convertible Notes and $450.0 million of 2026 Senior Notes. See Note 11 to the accompanying unaudited condensed consolidated financial statements for more information about our debt.

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
In April 2022, we repurchased 1,126,277 shares of Common stock for $61.3 million, including commissions paid, at an average price paid of $54.39 per share. See Note 18 to the accompanying unaudited condensed consolidated financial statements for more information.
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
We also have a Revolving Credit Facility available to us with available borrowing capacity of $99.5 million, net of a $0.5 million letter of credit. We are obligated to pay interest on loans under the Revolving Credit Facility as well as other customary fees, including an upfront fee and an unused commitment fee based on our debt rating. Borrowings under the Revolving Credit Facility, if any, bear interest at floating rates. As a result, we are exposed to the risk related to fluctuations in interest rate to the extent of our borrowings. As of March 31, 2022 and December 31, 2021, we had no amounts outstanding under the Revolving Credit Facility. See “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2. of this Quarterly Report on Form 10-Q/A and Note 11 in the notes to the accompanying unaudited condensed consolidated financial statements for more information.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q/A, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).
Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2022, due to the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective at the reasonable assurance level. In light of the material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted principles. Accordingly, management concluded that the financial statements included in this Quarterly Report on Form 10-Q/A present fairly in all material respects our financial position, results of operations and cash flows for each of the periods presented.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Management identified a material weakness related to a lack of an effectively designed control activity over the classification of customer acquisition costs within our Consolidated Statements of Cash Flows. The associated error related to the historical classification of customer acquisition costs within our Consolidated Statements of Cash Flows resulted in the restatement of the Company’s previously filed consolidated financial statements as of and for the years ended December 31, 2021, 2020 and 2019 and for each of the quarterly periods ended September 30, 2021, March 31, 2022 and June 30, 2022. Additionally, the material weakness could result in a material misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.
Remediation Plan for the Material Weakness
In order to remediate the material weakness, the Company’s management plans to enhance the design of its control activity over the classification of customer acquisition costs within our Consolidated Statements of Cash Flows. The material weakness cannot be considered remediated until the newly designed control activity operates for a sufficient period of time and management has concluded, through testing, that the control is operating effectively.
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
ITEM 1A. RISK FACTORS
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks described under the heading “Risk Factors” in Part I, Item 1A. of our 2021 Form 10-K/A, the other information in this Quarterly Report on Form 10-Q/A, including our unaudited condensed consolidated financial statements and the related notes, as well as our other public filings with the SEC, before deciding to invest in our Class A common stock. There have been no material changes to the Company’s risk factors previously disclosed in our 2021 Form 10-K/A. The occurrence of any of the events described therein could harm our business, financial condition, results of operations, liquidity or prospects. In such an event, the market price of our Class A common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business.
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q/A.
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

Shift4 Payments, Inc.

		By:	/s/ Jared Isaacman
Jared Isaacman
Date:	November 8, 2022		Chief Executive Officer (principal executive officer)

		By:	/s/ Nancy Disman
Nancy Disman
Date:	November 8, 2022		Chief Financial Officer (principal financial officer)