Form 10-Q/A
period 2022-06-30
Shift4 Payments, Inc.
filed 2022-11-08
CIK 1794669

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

Explanatory Note
This Amendment No. 1 on Form 10-Q/A (as amended, the “Quarterly Report” or the “Quarterly Report on Form 10-Q/A”) amends and restates certain items noted below in the Quarterly Report on Form 10-Q of Shift4 Payments, Inc. (the “Company”) for the three months ended June 30, 2022, as originally filed with the Securities and Exchange Commission (“SEC”) on August 5, 2022 (the “Original Form 10-Q”).
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
Internal Control Considerations
As a result of this restatement, the Company’s management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2022. Management has concluded that the Company’s disclosure controls and procedures were not effective at June 30, 2022 due to a material weakness in internal control over financial reporting. Specifically, there was a lack of an effectively designed control activity related to the classification of customer acquisition costs within the Consolidated Statements of Cash Flows. See additional discussion included in Part I, Item 4. “Controls and Procedures” of this Quarterly Report.
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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

SHIFT4 PAYMENTS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)(in millions, except share and per share amounts)

	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$1,018.2	$1,231.5
Accounts receivable, net of allowance for doubtful accounts of $10.8 in 2022 ($8.0 in 2021)	251.3	205.9
Inventory	2.3	3.5
Prepaid expenses and other current assets (Note 11)	12.1	12.7
Total current assets	1,283.9	1,453.6
Noncurrent assets
Goodwill (Note 5)	627.1	537.7
Other intangible assets, net (Note 6)	219.0	188.5
Capitalized customer acquisition costs, net (Note 7)	36.6	35.1
Equipment for lease, net (Note 8)	65.2	58.4
Property, plant and equipment, net (Note 9)	17.7	18.4
Right-of-use assets (Note 14)	16.2	18.5
Investments in securities	32.0	30.5
Other noncurrent assets	1.9	1.9
Total noncurrent assets	1,015.7	889.0
Total assets	$2,299.6	$2,342.6
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$155.2	$121.1
Accrued expenses and other current liabilities (Note 11)	97.3	42.9
Deferred revenue (Note 4)	18.7	15.0
Current lease liabilities (Note 14)	4.1	4.8
Total current liabilities	275.3	183.8
Noncurrent liabilities
Long-term debt (Note 10)	1,737.8	1,738.5
Deferred tax liability (Note 13)	1.2	0.3
Noncurrent lease liabilities (Note 14)	16.0	17.9
Other noncurrent liabilities	1.9	2.4
Total noncurrent liabilities	1,756.9	1,759.1
Total liabilities	2,032.2	1,942.9
Commitments and contingencies (Note 16)
Stockholders' equity (Note 17)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized at June 30, 2022 and December 31, 2021, none issued and outstanding	—	—
Class A common stock, $0.0001 par value per share, 300,000,000 shares authorized, 51,458,312 and 51,793,127 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Class B common stock, $0.0001 par value per share, 100,000,000 shares authorized, 25,829,016 and 26,272,654 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Class C common stock, $0.0001 par value per share, 100,000,000 shares authorized, 3,650,380 and 5,035,181 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	635.5	619.2
Treasury stock, at cost; 726,650 shares and 378,475 shares at June 30, 2022 and December 31, 2021, respectively	(28.8)	(21.1)
Accumulated other comprehensive loss	(0.4)	—
Retained deficit	(422.8)	(325.3)
Total stockholders' equity attributable to Shift4 Payments, Inc.	183.5	272.8
Noncontrolling interests (Note 18)	83.9	126.9
Total stockholders' equity	267.4	399.7
Total liabilities and stockholders' equity	$2,299.6	$2,342.6
See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (in millions, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gross revenue	$506.7	$351.0	$908.6	$590.3
Cost of sales (exclusive of depreciation and amortization expense shown separately below)	(400.9)	(272.9)	(718.2)	(460.4)
General and administrative expenses	(58.0)	(51.7)	(124.2)	(105.2)
Depreciation and amortization expense (a)	(16.7)	(15.5)	(34.0)	(30.9)
Professional fees	(5.2)	(3.5)	(13.9)	(9.7)
Advertising and marketing expenses	(2.9)	(2.5)	(5.6)	(22.6)
Restructuring expenses (Note 11)	(0.1)	—	(0.1)	(0.1)
Transaction-related expenses (Note 10)	—	—	(1.4)	—
Income (loss) from operations	22.9	4.9	11.2	(38.6)
Loss on extinguishment of debt	—	—	—	(0.2)
Interest income	1.4	—	1.4	—
Other income, net	0.1	—	0.3	—
Interest expense	(8.4)	(6.3)	(16.3)	(12.8)
Income (loss) before income taxes	16.0	(1.4)	(3.4)	(51.6)
Income tax benefit (provision) (Note 13)	(1.0)	5.9	5.2	5.1
Net income (loss)	15.0	4.5	1.8	(46.5)
Net income (loss) attributable to noncontrolling interests	4.7	1.3	(1.0)	(16.9)
Net income (loss) attributable to Shift4 Payments, Inc.	$10.3	$3.2	$2.8	$(29.6)

Basic net income (loss) per share:
Class A net income (loss) per share - basic	$0.19	$0.06	$0.05	$(0.56)
Class A weighted average common stock outstanding - basic	51,790,403	46,297,553	51,958,494	44,492,680
Class C net income (loss) per share - basic	$0.19	$0.06	$0.05	$(0.56)
Class C weighted average common stock outstanding - basic	4,006,159	8,151,747	4,283,096	9,075,667

Diluted net income (loss) per share:
Class A net income (loss) per share - diluted	$0.18	$0.05	$0.02	$(0.56)
Class A weighted average common stock outstanding - diluted	78,514,880	76,995,332	78,823,068	44,492,680
Class C net income (loss) per share - diluted	$0.18	$0.05	$0.02	$(0.56)
Class C weighted average common stock outstanding - diluted	4,006,159	8,151,747	4,283,096	9,075,667

(a) Depreciation and amortization expense includes depreciation of equipment under lease of $7.4 million and $14.4 million for the three and six months ended June 30, 2022, respectively, and $5.1 million and $9.6 million for the three and six months ended June 30, 2021, respectively.

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

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in millions)

	Six Months Ended June 30,
	2022	2021
Operating activities	As Restated	As Restated
Net income (loss)	$1.8	$(46.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	59.0	51.0
Amortization of capitalized financing costs	3.9	2.4
Loss on extinguishment of debt	—	0.2
Deferred income taxes	(5.5)	(2.3)
Provision for bad debts	4.3	8.1
Revaluation of contingent liabilities	(0.3)	0.2
Impairment of intangible assets	—	0.1
Equity-based compensation expense	26.2	20.6
Other noncash items	0.7	0.5
Change in operating assets and liabilities
Accounts receivable	(49.5)	(92.0)
Prepaid expenses and other assets	1.7	(1.6)
Inventory	2.9	3.0
Capitalized customer acquisition costs	(14.2)	(12.7)
Accounts payable	35.8	50.8
Accrued expenses and other current liabilities	3.1	5.2
Right-of-use assets and lease liabilities, net	(0.3)	—
Deferred revenue	1.2	5.3
Net cash provided by (used in) operating activities	70.8	(7.7)
Investing activities
Acquisitions, net of cash acquired	(12.6)	(40.2)
Acquisition of equipment to be leased	(24.9)	(18.9)
Capitalized software development costs	(20.3)	(8.3)
Residual commission buyouts	(11.8)	(0.9)
Investments in securities	(1.5)	(29.5)
Acquisition of property, plant and equipment	(1.8)	(5.0)
Net cash used in investing activities	(72.9)	(102.8)
Financing activities
Repurchases of Class A common stock to treasury stock	(185.9)	—
Payments for withholding tax related to vesting of restricted stock units	(20.2)	(116.3)
Deferred financing costs	(4.9)	(0.4)
Repayment of debt	—	(0.9)
Net cash used in financing activities	(211.0)	(117.6)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	—
Change in cash and cash equivalents	(213.3)	(228.1)
Cash and cash equivalents
Beginning of period	1,231.5	927.8
End of period	$1,018.2	$699.7
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

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share, unit and per unit amounts)
Change in Presentation of Condensed Consolidated Balance Sheets
Certain prior year balances have been adjusted to present contract assets within the line item “Prepaid expenses and other current assets” rather than in its own line item on the Company’s unaudited Condensed Consolidated Balance Sheets.
Change in Presentation of Condensed Consolidated Statements of Operations
The Company has changed the presentation of its Condensed Consolidated Statements of Operations to remove the “Gross profit” line item and update the “Cost of sales” line item to indicate it is exclusive of depreciation and amortization expense shown separately for the three and six months ended June 30, 2022 and 2021. The Company has also changed the presentation of the disclosure in Note 22 to remove the reconciliation between “Gross revenue” and “Gross profit.”
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
Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2 to Shift4 Payments, Inc.’s consolidated financial statements as of and for the year ended December 31, 2021 in the 2021 Form 10-K/A. There have been no significant changes to these policies which have had a material impact on the Company’s unaudited condensed consolidated financial statements and related notes during the six months ended June 30, 2022 except for the below.
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

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share, unit and per unit amounts)
Recent Accounting Pronouncements
Accounting Pronouncements Adopted
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 842, Leases (“ASC 842”) with amendments in 2018 and 2019. This accounting guidance requires a lessee to record assets and liabilities on the balance sheet for the rights and obligations arising from leases with terms of more than 12 months. On January 1, 2021, the Company adopted ASC 842 using the modified retrospective method, reflecting the adoption in the Company’s annual results for the period ended December 31, 2021. Prior period amounts were not adjusted and continue to be reported in accordance with historic accounting under previous lease guidance, ASC 840, Leases (“ASC 840”). The Company elected to use the package of practical expedients permitted under the transition guidance. The Company did not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, or (iii) initial direct costs for any existing leases. For lease agreements where the Company is a lessee that include lease and non-lease components, the Company elected to use the practical expedient on all leases entered into or modified after January 1, 2021 to combine lease and non-lease components for all classes of assets. Additionally, the Company elected to not record leases with a term of twelve months or less on the balance sheet. Upon adoption, the Company recorded right-of-use assets of $21.4 million and lease liabilities of $25.7 million. The adoption of ASC 842 did not result in a material impact to the unaudited Condensed Consolidated Statements of Operations or unaudited Condensed Consolidated Statements of Cash Flows. See Note 14 for ASC 842-related disclosures.
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
2.Restatement of Previously Issued Condensed Consolidated Financial Statements
In October 2022, it was determined that there was an error in the Company’s original Quarterly Report on Form 10-Q for the three months ended June 30, 2022 related to the classification of customer acquisition costs within the Company’s Condensed Consolidated Statements of Cash Flows. Specifically, the Company determined that “Customer acquisition costs” were incorrectly classified within “Investing activities” rather than “Operating activities” in its Condensed Consolidated Statements of Cash Flows. The Company is correcting this misclassification by restating its Condensed Consolidated Statements of Cash Flows through the amendment of its Quarterly Report on Form 10-Q.
The following tables summarize the impact of these adjustments for the periods presented:

	Six Months Ended June 30, 2022
	As Reported	Adjustments	As Restated
Net cash provided by operating activities	$85.0	$(14.2)	$70.8
Net cash used in investing activities	(87.1)	14.2	(72.9)
Net cash used in financing activities	(211.0)	—	(211.0)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	—	(0.2)
Change in cash and cash equivalents	$(213.3)	$—	$(213.3)

	Six Months Ended June 30, 2021
	As Reported	Adjustments	As Restated
Net cash provided by (used) in operating activities	$5.0	$(12.7)	$(7.7)
Net cash used in investing activities	(115.5)	12.7	(102.8)
Net cash used in financing activities	(117.6)	—	(117.6)
Change in cash and cash equivalents	$(228.1)	$—	$(228.1)

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

5.Goodwill
The changes in the carrying amount of goodwill were as follows:

Balance at December 31, 2021	$537.7
The Giving Block Acquisition (Note 3)	89.4
Balance at June 30, 2022	$627.1
6.Other Intangible Assets, Net
Other intangible assets, net consisted of the following:

	Weighted Average Amortization Period (in years)	June 30, 2022
		Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	11	$96.5	$28.7	$67.8
Acquired technology	9	116.2	61.5	54.7
Trademarks and trade names	17	29.3	4.6	24.7
Capitalized software development costs	3	61.7	12.5	49.2
Residual commission buyouts (a)	3	32.3	9.7	22.6
Total other intangible assets, net		$336.0	$117.0	$219.0

	Weighted Average Amortization Period (in years)	December 31, 2021
		Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	8	$200.1	$133.7	$66.4
Acquired technology	9	113.2	54.9	58.3
Trademarks and trade names	18	20.3	3.8	16.5
Capitalized software development costs	4	42.6	9.1	33.5
Residual commission buyouts (a)	3	20.3	6.5	13.8
Total other intangible assets, net		$396.5	$208.0	$188.5

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
7.Capitalized Customer Acquisition Costs, Net
Capitalized customer acquisition costs, net were $36.6 million and $35.1 million at June 30, 2022 and December 31, 2021, respectively, consisting of upfront processing bonuses with a gross carrying value of $73.0 million and $69.1 million less accumulated amortization of $36.4 million and $34.0 million at June 30, 2022 and December 31, 2021, respectively.
Capitalized customer acquisition costs had a weighted average amortization period of three years at both June 30, 2022 and December 31, 2021. Amortization expense for capitalized customer acquisition costs was $6.6 million and $12.7 million for the three and six months ended June 30, 2022, respectively, $5.1 million and $10.1 million for the three and six months ended June 30, 2021, respectively, and is included in “Cost of sales” in the Company’s unaudited Condensed Consolidated Statements of Operations.
As of June 30, 2022, the estimated future amortization expense for capitalized customer acquisition costs is as follows:

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
The Company expects to receive future minimum lease payments for hardware provided under the Company’s SaaS agreements of $10.3 million from July 1, 2022 through June 30, 2023. See Note 4 and Note 8 for more information on the accounting for these operating leases.
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
17.Stockholders’ Equity/Members’ Deficit
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

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share, unit and per unit amounts)
20.Basic and Diluted Net Income (Loss) per Share
Basic net income (loss) per share has been computed by dividing net income (loss) attributable to common shareholders by the weighted average number of shares of common stock outstanding for the same period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period in which the shares were outstanding. Diluted net income (loss) per share has been computed in a manner consistent with that of basic net income (loss) per share while giving effect to all shares of potentially dilutive common stock that were outstanding during the period. The following table presents the calculation of basic and diluted net income (loss) per share under the two-class method:

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
The following table summarizes gross revenue by revenue type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Payments-based revenue	$473.9	$324.8	$845.4	$540.7
Subscription and other revenues	32.8	26.2	63.2	49.6
Gross revenue	$506.7	$351.0	$908.6	$590.3
23.Subsequent Events
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
Comparison of Results for the Three Months Ended June 30, 2022 and 2021
The following table sets forth the consolidated statements of operations for the periods presented:

	Three Months Ended June 30,
(in millions)	2022	2021	$ change	% change
Payments-based revenue	$473.9	$324.8	$149.1	45.9%
Subscription and other revenues	32.8	26.2	6.6	25.2%
Gross revenue	506.7	351.0	155.7	44.4%
Network fees	(324.1)	(214.7)	(109.4)	51.0%
Other costs of sales (exclusive of depreciation and amortization expense shown separately below)	(76.8)	(58.2)	(18.6)	32.0%
General and administrative expenses	(58.0)	(51.7)	(6.3)	12.2%
Depreciation and amortization expense (a)	(16.7)	(15.5)	(1.2)	7.7%
Professional fees	(5.2)	(3.5)	(1.7)	48.6%
Advertising and marketing expenses	(2.9)	(2.5)	(0.4)	16.0%
Restructuring expenses	(0.1)	—	(0.1)	NM
Transaction-related expenses	—	—	—	NM
Income from operations	22.9	4.9	18.0	NM
Loss on extinguishment of debt	—	—	—	NM
Interest income	1.4	—	1.4	NM
Other income, net	0.1	—	0.1	NM
Interest expense	(8.4)	(6.3)	(2.1)	33.3%
Income (loss) before income taxes	16.0	(1.4)	17.4	NM
Income tax benefit (provision)	(1.0)	5.9	(6.9)	NM
Net income	15.0	4.5	10.5	233.3%
Net income attributable to noncontrolling interests	4.7	1.3	3.4	NM
Net income attributable to Shift4 Payments, Inc.	$10.3	$3.2	$7.1	221.9%
We have changed the presentation of this table from the presentation in the Original Form 10-Q to remove the “Gross profit” line item and update the “Other costs of sales” line item to indicate it is exclusive of depreciation and amortization expense shown separately for the three months ended June 30, 2022 and 2021.
(a)Depreciation and amortization expense includes depreciation of equipment under lease of $7.4 million and $5.1 million for the three months ended June 30, 2022 and 2021, respectively.
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
General and administrative expenses
General and administrative expenses were $58.0 million for the three months ended June 30, 2022, compared to $51.7 million for the three months ended June 30, 2021, an increase of $6.3 million or 12.2%. The increase was primarily driven by the acquisitions of Postec and The Giving Block, which collectively increased general and administrative expenses $2.4 million in the three months ended June 30, 2022, and higher insurance and travel expenses of $1.3 million and $0.7 million, respectively, in the three months ended June 30, 2022, compared to the three months ended June 30, 2021, as a result of our continued growth and expansion.
Depreciation and amortization expense
Depreciation and amortization expense was $16.7 million for the three months ended June 30, 2022, compared to $15.5 million for the three months ended June 30, 2021, an increase of $1.2 million or 7.7%. The increase was primarily driven by higher depreciation for equipment under lease of $2.3 million in the three months ended June 30, 2022, compared to the three months ended June 30, 2021. In addition, the acquisitions of Postec and The Giving Block collectively increased depreciation and amortization expense $0.6 million in the three months ended June 30, 2022. This was partially offset by lower amortization of intangible assets of $1.6 million in the three months ended June 30, 2022.
Professional fees
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

Comparison of Results for the Six Months Ended June 30, 2022 and 2021
The following table sets forth the consolidated statements of operations for the periods presented:

	Six Months Ended June 30,
(in millions)	2022	2021	$ change	% change
Payments-based revenue	$845.4	$540.7	$304.7	56.4%
Subscription and other revenues	63.2	49.6	13.6	27.4%
Gross revenue	908.6	590.3	318.3	53.9%
Network fees	(577.2)	(356.5)	(220.7)	61.9%
Other costs of sales (exclusive of depreciation and amortization expense shown separately below)	(141.0)	(103.9)	(37.1)	35.7%
General and administrative expenses	(124.2)	(105.2)	(19.0)	18.1%
Depreciation and amortization expense (a)	(34.0)	(30.9)	(3.1)	10.0%
Professional fees	(13.9)	(9.7)	(4.2)	43.3%
Advertising and marketing expenses	(5.6)	(22.6)	17.0	(75.2)%
Restructuring expenses	(0.1)	(0.1)	—	NM
Transaction-related expenses	(1.4)	—	(1.4)	NM
Income (loss) from operations	11.2	(38.6)	49.8	(129.0)%
Loss on extinguishment of debt	—	(0.2)	0.2	(100.0)%
Interest income	1.4	—	1.4	NM
Other income, net	0.3	—	0.3	NM
Interest expense	(16.3)	(12.8)	(3.5)	27.3%
Loss before income taxes	(3.4)	(51.6)	48.2	(93.4)%
Income tax benefit	5.2	5.1	0.1	2.0%
Net income (loss)	1.8	(46.5)	48.3	NM
Net loss attributable to noncontrolling interests	(1.0)	(16.9)	15.9	(94.1)%
Net income (loss) attributable to Shift4 Payments, Inc.	$2.8	$(29.6)	$32.4	NM
We have changed the presentation of this table from the presentation in the Original Form 10-Q to remove the “Gross profit” line item and update the “Other costs of sales” line item to indicate it is exclusive of depreciation and amortization expense shown separately for the six months ended June 30, 2022 and 2021.
(a)Depreciation and amortization expense includes depreciation of equipment under lease of $14.4 million and $9.6 million for the six months ended June 30, 2022 and 2021, respectively.
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
General and administrative expenses
General and administrative expenses were $124.2 million for the six months ended June 30, 2022, compared to $105.2 million for the six months ended June 30, 2021, an increase of $19.0 million or 18.1%. The increase was primarily driven by higher compensation and other employee-related expenses of $7.2 million, higher insurance expenses of $1.5 million, and higher travel expenses of $1.2 million in the six months ended June 30, 2022, compared to the six months ended June 30, 2021, as a result of our continued growth and expansion. In addition, the acquisitions of VenueNext, Postec and The Giving Block collectively increased general and administrative expenses $6.7 million in the six months ended June 30, 2022.
Depreciation and amortization expense
Depreciation and amortization expense was $34.0 million for the six months ended June 30, 2022, compared to $30.9 million for the six months ended June 30, 2021, an increase of $3.1 million or 10.0%. The increase was primarily driven by higher depreciation for equipment under lease of $4.8 million in the six months ended June 30, 2022, compared to the six months ended June 30, 2021. In addition, the acquisitions of VenueNext, Postec and The Giving Block collectively increased depreciation and amortization expense $1.1 million in the six months ended June 30, 2022. This was partially offset by lower amortization of intangible assets of $2.9 million in the six months ended June 30, 2022.
Professional fees
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

Transaction-related expenses
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
Gross revenue less network fees:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Gross revenue	$506.7	$351.0	$908.6	$590.3
Less: Network fees	(324.1)	(214.7)	(577.2)	(356.5)
Less: Other costs of sales (exclusive of depreciation of equipment under lease)	(76.8)	(58.2)	(141.0)	(103.9)
	105.8	78.1	190.4	129.9
Less: Depreciation of equipment under lease	(7.4)	(5.1)	(14.4)	(9.6)
Gross profit (a)	$98.4	$73.0	$176.0	$120.3

Gross profit (a)	$98.4	$73.0	$176.0	$120.3
Add back: Other costs of sales	76.8	58.2	141.0	103.9
Add back: Depreciation of equipment under lease	7.4	5.1	14.4	9.6
Gross revenue less network fees	$182.6	$136.3	$331.4	$233.8
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

(a) For the three months ended June 30, 2022, primarily consisted of $2.5 million of acquisition-related costs, partially offset by a $0.3 million adjustment to contingent consideration for the acquisition of The Giving Block. For the three months ended June 30, 2021, primarily consisted of $1.4 million of acquisition-related costs and $1.3 million of expenses related to the integration of 3dcart and its rebranding as Shift4Shop. For the six months ended June 30, 2022, primarily consisted of $8.3 million of acquisition-related costs and $1.4 million of transaction-related expenses associated with a consent solicitation for the 2026 Senior Notes in March 2022, partially offset by a $0.3 million adjustment to contingent consideration for acquisition of The Giving Block. For the six months ended June 30, 2021, primarily consisted of $20.4 million of expenses related to the integration of 3dcart and its rebranding as Shift4Shop, $4.3 million of acquisition-related costs, and $2.1 million of expense for the Inspiration4 seat.

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
The following table sets forth summary cash flow information for the periods presented.

	Six Months Ended June 30,
(in millions)	2022	2021
Net cash provided by (used in) operating activities (a)	$70.8	$(7.7)
Net cash used in investing activities (a)	(72.9)	(102.8)
Net cash used in financing activities	(211.0)	(117.6)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	—
Total	$(213.3)	$(228.1)
(a)Amounts are restated. See Note 2 for more information.

Operating activities
Net cash provided by operating activities consists of net income (loss) adjusted for certain non-cash items and changes in other assets and liabilities.
For the six months ended June 30, 2022, net cash provided by operating activities of $70.8 million was primarily a result of:
•net income of $1.8 million adjusted for non-cash expenses, including depreciation and amortization of $59.0 million, equity-based compensation of $26.2 million, deferred income taxes of $(5.5) million and provision for bad debts of $4.3 million; plus,
•an impact from working capital of $(19.3) million, due primarily to the timing of interest payments, $15.6 million of additional funds deposited in our sponsor bank merchant settlement account to facilitate gross card transaction deposits for those customers we bill on a monthly, versus a daily basis, and $14.2 million of capitalized customer acquisition costs.
For the six months ended June 30, 2021, net cash used in operating activities of $7.7 million was primarily a result of:
•net loss of $46.5 million adjusted for non-cash expenses, including depreciation and amortization of $51.0 million, equity-based compensation of $20.6 million, provision for bad debts of $8.1 million and amortization of capitalized financing cost of $2.4 million; offset by,
•an impact from working capital of $(42.0) million, which is primarily a result of $24.1 million of funds deposited in our sponsor bank merchant settlement account to facilitate gross card transaction deposits for those customers we bill on a monthly, versus a daily basis, and $12.7 million of capitalized customer acquisition costs.

Investing activities
Net cash used in investing activities includes cash paid for acquisitions, purchases of future commission streams of our software partners, purchases of property, plant and equipment, purchases of equipment to be leased, capitalized software development costs, and investments in non-marketable securities.
Net cash used in investing activities was $72.9 million for the six months ended June 30, 2022, a decrease of $29.9 million compared to net cash used in investing activities of $102.8 million for the six months ended June 30, 2021. This decrease was primarily the result of:
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
We also have a Revolving Credit Facility available to us with available borrowing capacity of $99.5 million, net of a $0.5 million letter of credit. We are obligated to pay interest on loans under the Revolving Credit Facility as well as other customary fees, including an upfront fee and an unused commitment fee based on our debt rating. Borrowings under the Revolving Credit Facility, if any, bear interest at floating rates. As a result, we are exposed to the risk related to fluctuations in interest rate to the extent of our borrowings. As of June 30, 2022 and December 31, 2021, we had no amounts outstanding under the Revolving Credit Facility. See “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2. of this Quarterly Report on Form 10-Q/A and Note 10 in the notes to the accompanying unaudited condensed consolidated financial statements for more information.

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
Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2022, due to the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective at the reasonable assurance level. In light of the material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted principles. Accordingly, management concluded that the financial statements included in this Quarterly Report on Form 10-Q/A present fairly in all material respects our financial position, results of operations and cash flows for each of the periods presented.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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