Form 10-Q
period 2022-09-30
Shift4 Payments, Inc.
filed 2022-11-08
CIK 1794669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	FOUR	The New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☒
As of October 31, 2022, there were 53,006,376 shares of the registrant’s Class A common stock, $0.0001 par value per share, outstanding, 25,829,016 shares of the registrant’s Class B common stock, $0.0001 par value per share, outstanding and 3,626,749 shares of the registrant’s Class C common stock, $0.0001 par value per share, outstanding.

SHIFT4 PAYMENTS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including, without limitation, statements relating to our future results of operations and financial position, business strategy and plans; objectives of management for future operations, including, among others, statements regarding expected growth, future capital expenditures and debt service obligations; remediation of material weaknesses; and the anticipated impact of COVID-19 on our business are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions, though not all forward-looking statements can be identified by such terms or expressions. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to the following:
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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)(in millions, except share and per share amounts)

	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$672.7	$1,231.5
Accounts receivable, net of allowance for doubtful accounts of $14.7 in 2022 ($8.0 in 2021)	262.2	205.9
Inventory	5.9	3.5
Prepaid expenses and other current assets (Note 11)	19.9	12.7
Total current assets	960.7	1,453.6
Noncurrent assets
Goodwill (Note 5)	777.3	537.7
Other intangible assets, net (Note 6)	561.7	188.5
Capitalized customer acquisition costs, net (Note 7)	35.2	35.1
Equipment for lease, net (Note 8)	70.5	58.4
Property, plant and equipment, net (Note 9)	21.4	18.4
Right-of-use assets (Note 14)	16.7	18.5
Investments in securities	32.0	30.5
Other noncurrent assets	10.2	1.9
Total noncurrent assets	1,525.0	889.0
Total assets	$2,485.7	$2,342.6
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$177.1	$121.1
Accrued expenses and other current liabilities (Note 11)	86.6	42.9
Deferred revenue (Note 4)	20.3	15.0
Current lease liabilities (Note 14)	4.6	4.8
Total current liabilities	288.6	183.8
Noncurrent liabilities
Long-term debt (Note 10)	1,739.8	1,738.5
Deferred tax liability (Note 13)	9.3	0.3
Noncurrent lease liabilities (Note 14)	15.9	17.9
Other noncurrent liabilities	11.3	2.4
Total noncurrent liabilities	1,776.3	1,759.1
Total liabilities	2,064.9	1,942.9
Commitments and contingencies (Note 16)
Stockholders' equity (Note 17)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized at September 30, 2022 and December 31, 2021, none issued and outstanding	—	—
Class A common stock, $0.0001 par value per share, 300,000,000 shares authorized, 53,006,376 and 51,793,127 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Class B common stock, $0.0001 par value per share, 100,000,000 shares authorized, 25,829,016 and 26,272,654 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Class C common stock, $0.0001 par value per share, 100,000,000 shares authorized, 3,626,749 and 5,035,181 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	696.0	619.2
Treasury stock, at cost; no shares and 378,475 shares at September 30, 2022 and December 31, 2021, respectively	—	(21.1)
Accumulated other comprehensive loss	(0.7)	—
Retained deficit	(392.8)	(325.3)
Total stockholders' equity attributable to Shift4 Payments, Inc.	302.5	272.8
Noncontrolling interests (Note 18)	118.3	126.9
Total stockholders' equity	420.8	399.7
Total liabilities and stockholders' equity	$2,485.7	$2,342.6
See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (in millions, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gross revenue (a)	$547.3	$377.8	$1,455.9	$968.1
Cost of sales (exclusive of depreciation and amortization expense shown separately below) (b)	(411.6)	(313.4)	(1,129.8)	(773.8)
General and administrative expenses	(74.1)	(48.1)	(198.6)	(153.1)
Revaluation of contingent liabilities (Note 12)	36.9	—	37.2	(0.2)
Depreciation and amortization expense (c)	(28.9)	(15.0)	(62.9)	(45.9)
Professional fees	(10.4)	(3.3)	(24.3)	(13.0)
Advertising and marketing expenses	(5.6)	(3.5)	(11.2)	(26.1)
Restructuring expenses (Note 11)	(0.1)	(0.1)	(0.2)	(0.2)
Transaction-related expenses (Note 10)	—	—	(1.4)	—
Income (loss) from operations	53.5	(5.6)	64.7	(44.2)
Loss on extinguishment of debt	—	—	—	(0.2)
Interest income	3.5	—	4.9	—
Other income, net	—	0.2	0.3	0.2
Change in TRA liability (Note 13)	(1.1)	—	(1.1)	—
Interest expense	(8.3)	(7.4)	(24.6)	(20.2)
Income (loss) before income taxes	47.6	(12.8)	44.2	(64.4)
Income tax (provision) benefit (Note 13)	(1.2)	(1.0)	4.0	4.1
Net income (loss)	46.4	(13.8)	48.2	(60.3)
Net income (loss) attributable to noncontrolling interests	3.3	(4.6)	2.3	(21.5)
Net income (loss) attributable to Shift4 Payments, Inc.	$43.1	$(9.2)	$45.9	$(38.8)

Basic net income (loss) per share:
Class A net income (loss) per share - basic	$0.78	$(0.17)	$0.82	$(0.72)
Class A weighted average common stock outstanding - basic	51,502,825	49,692,599	51,804,935	46,251,576
Class C net income (loss) per share - basic	$0.78	$(0.17)	$0.82	$(0.72)
Class C weighted average common stock outstanding - basic	3,648,580	6,117,997	4,069,266	8,078,943

Diluted net income (loss) per share:
Class A net income (loss) per share - diluted	$0.57	$(0.17)	$0.58	$(0.72)
Class A weighted average common stock outstanding - diluted	77,801,346	49,692,599	78,479,541	46,251,576
Class C net income (loss) per share - diluted	$0.57	$(0.17)	$0.58	$(0.72)
Class C weighted average common stock outstanding - diluted	3,648,580	6,117,997	4,069,266	8,078,943
See accompanying notes to unaudited condensed consolidated financial statements.
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
(c)Depreciation and amortization expense includes depreciation of equipment under lease of $8.2 million and $22.6 million for the three and nine months ended September 30, 2022, respectively, and $5.8 million and $15.4 million for the three and nine months ended September 30, 2021, respectively.

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$46.4	$(13.8)	$48.2	$(60.3)
Other comprehensive loss
Unrealized loss on foreign currency translation adjustment, net of tax	(0.5)	—	(1.1)	—
Total other comprehensive loss	(0.5)	—	(1.1)	—
Comprehensive income (loss)	45.9	(13.8)	47.1	(60.3)
Comprehensive income (loss) attributable to noncontrolling interests	3.1	(4.6)	1.9	(21.5)
Comprehensive income (loss) attributable to Shift4 Payments, Inc.	$42.8	$(9.2)	$45.2	$(38.8)
See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited) (in millions, except share amounts)

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balances at December 31, 2021	51,793,127	$—	26,272,654	$—	5,035,181	$—	$619.2	(378,475)	$(21.1)	$(325.3)	$—	$126.9	$399.7
Net loss	—	—	—	—	—	—	—	—	—	(7.5)	—	(5.7)	(13.2)
Issuance of Class A common stock and fair value of equity-based compensation awards assumed in connection with The Giving Block acquisition	785,969	—	—	—	—	—	24.7	—	—	—	—	11.8	36.5
Repurchases of Class A common stock to treasury stock	—	—	—	—	—	—	4.5	(301,510)	(17.2)	—	—	(4.5)	(17.2)
Exchange of shares held by Continuing Equity Owners	732,524	—	—	—	(732,524)	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	15.8	—	—	—	—	—	15.8
Vesting of restricted stock units, net of tax withholding	306,953	—	—	—	—	—	(4.6)	—	—	—	—	1.2	(3.4)
Balances at March 31, 2022	53,618,573	—	26,272,654	—	4,302,657	—	659.6	(679,985)	(38.3)	(332.8)	—	129.7	418.2
Net income	—	—	—	—	—	—	—	—	—	10.3	—	4.7	15.0
Issuance of Class A common stock	17,287	—	—	—	—	—	0.4	—	—	—	—	0.2	0.6
Repurchases of Class A common stock to treasury stock	—	—	—	—	—	—	46.8	(3,585,681)	(167.2)	—	—	(46.8)	(167.2)
Retirement of treasury stock	(3,539,016)	—	—	—	—	—	(76.4)	3,539,016	176.7	(100.3)	—	—	—
Exchange of shares held by Continuing Equity Owners	1,095,915	—	(443,638)	—	(652,277)	—	1.6	—	—	—	—	(1.6)	—
Equity-based compensation	—	—	—	—	—	—	9.3	—	—	—	—	—	9.3
Vesting of restricted stock units, net of tax withholding	265,553	—	—	—	—	—	(5.8)	—	—	—	—	(2.1)	(7.9)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	(0.4)	(0.2)	(0.6)
Balances at June 30, 2022	51,458,312	—	25,829,016	—	3,650,380	—	635.5	(726,650)	(28.8)	(422.8)	(0.4)	83.9	267.4
Net income	—	—	—	—	—	—	—	—	—	43.1	—	3.3	46.4
Issuance of Class A common stock in connection with acquisitions and residual commission buyouts	2,228,663	—	—	—	—	—	63.8	—	—	—	—	31.4	95.2
Retirement of treasury stock	(726,650)	—	—	—	—	—	(15.7)	726,650	28.8	(13.1)	—	—	—
Exchange of shares held by Continuing Equity Owners	23,631	—	—	—	(23,631)	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	12.8	—	—	—	—	—	12.8
Vesting of restricted stock units, net of tax withholding	22,420	—	—	—	—	—	(0.4)	—	—	—	—	(0.1)	(0.5)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(0.3)	(0.2)	(0.5)
Balances at September 30, 2022	53,006,376	$—	25,829,016	$—	3,626,749	$—	$696.0	—	$—	$(392.8)	$(0.7)	$118.3	$420.8

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited) (in millions, except share amounts)

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Retained Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2020	39,737,950	$—	30,625,857	$—	10,188,852	$—	$738.3	$(278.7)	$210.4	$670.0
Net loss	—	—	—	—	—	—	—	(32.8)	(18.2)	(51.0)
Cumulative effect of ASU 2020-06 adoption	—	—	—	—	—	—	(111.5)	1.6	—	(109.9)
Issuance of Class A common stock and fair value of equity-based compensation awards assumed in connection with VenueNext acquisition	325,127	—	—	—	—	—	13.5	—	12.8	26.3
Transfer from Founder of right associated with Inspiration4 seat	—	—	—	—	—	—	1.3	—	0.8	2.1
Exchange of shares held by Searchlight	2,000,000	—	(926,000)	—	(1,074,000)	—	6.3	—	(6.3)	—
Equity-based compensation	—	—	—	—	—	—	14.0	—	—	14.0
Vesting of restricted stock units, net of tax withholding	46,503	—	—	—	—	—	(1.4)	—	(1.0)	(2.4)
Balances at March 31, 2021	42,109,580	—	29,699,857	—	9,114,852	—	660.5	(309.9)	198.5	549.1
Net income	—	—	—	—	—	—	—	3.2	1.3	4.5
Exchange of shares held by Searchlight	3,152,165	—	(1,459,453)	—	(1,692,712)	—	7.9	—	(7.9)	—
Equity-based compensation	—	—	—	—	—	—	6.6	—	—	6.6
Vesting of restricted stock units, net of tax withholding	1,953,859	—	—	—	—	—	(73.7)	—	(40.3)	(114.0)
Balances at June 30, 2021	47,215,604	—	28,240,404	—	7,422,140	—	601.3	(306.7)	151.6	446.2
Net loss	—	—	—	—	—	—	—	(9.2)	(4.6)	(13.8)
Issuance of Class A common stock and fair value of equity-based compensation awards assumed in connection with VenueNext acquisition	16,797	—	—	—	—	—	—	—	—	—
Exchange of shares held by Searchlight	4,250,000	—	(1,967,750)	—	(2,282,250)	—	9.0	—	(9.0)	—
Equity-based compensation	—	—	—	—	—	—	6.4	—	—	6.4
Vesting of restricted stock units, net of tax withholding	26,207	—	—	—	—	—	(2.4)	—	(1.0)	(3.4)
Balances at September 30, 2021	51,508,608	$—	26,272,654	$—	5,139,890	$—	$614.3	$(315.9)	$137.0	$435.4
See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in millions)

	Nine Months Ended September 30,
	2022	2021
Operating activities		As Restated
Net income (loss)	$48.2	$(60.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	101.6	76.8
Amortization of capitalized financing costs	6.0	4.1
Loss on extinguishment of debt	—	0.2
Deferred income taxes	(4.4)	(4.3)
Provision for bad debts	5.8	10.3
Revaluation of contingent liabilities	(37.2)	0.2
Change in TRA liability	1.1	—
Equity-based compensation expense	38.4	26.9
Other noncash items	0.9	1.0
Change in operating assets and liabilities
Accounts receivable	(58.1)	(98.0)
Prepaid expenses and other assets	(4.6)	(1.4)
Inventory	3.1	2.9
Capitalized customer acquisition costs	(19.4)	(19.3)
Accounts payable	44.2	59.1
Accrued expenses and other current liabilities	8.3	5.3
Right-of-use assets and lease liabilities, net	(0.4)	—
Deferred revenue	2.4	2.8
Net cash provided by operating activities	135.9	6.3
Investing activities
Residual commission buyouts	(268.2)	(4.4)
Acquisitions, net of cash acquired	(135.2)	(54.2)
Acquisition of equipment to be leased	(39.6)	(35.3)
Capitalized software development costs	(31.7)	(13.0)
Investments in securities	(1.5)	(29.5)
Acquisition of property, plant and equipment	(6.8)	(6.3)
Net cash used in investing activities	(483.0)	(142.7)
Financing activities
Proceeds from long-term debt	—	632.5
Repurchases of Class A common stock to treasury stock	(185.9)	—
Payments for withholding tax related to vesting of restricted stock units	(20.6)	(119.7)
Deferred financing costs	(4.9)	(15.2)
Repayment of debt	—	(0.9)
Net cash (used in) provided by financing activities	(211.4)	496.7
Effect of exchange rate changes on cash and cash equivalents	(0.3)	—
Change in cash and cash equivalents	(558.8)	360.3
Cash and cash equivalents
Beginning of period	1,231.5	927.8
End of period	$672.7	$1,288.1
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
Shift4 Payments, Inc., (“Shift4 Payments”) (“the Company”), was incorporated in Delaware on November 5, 2019 in order to carry on the business of Shift4 Payments, LLC and its consolidated subsidiaries. The Company is a leading provider of integrated payment processing and technology solutions in the United States (“U.S.”). The Company has also begun executing on its international expansion strategy. The Company distributes its services through its internal sales and support teams, as well as through its network of software partners. Through the Shift4 Model, the Company offers software partners a single integration to an end-to-end payments offering, a powerful gateway and a robust suite of technology solutions (including cloud enablement, business intelligence, analytics, and mobile) to enhance the value of their software suites and simplify payment acceptance. The Company provides for its merchants a seamless customer experience at scale, rather than simply acting as one of multiple providers they rely on to operate their businesses. The Shift4 Model is built to serve a range of merchants from small-to-medium-sized businesses to large and complex enterprises across numerous verticals, including food and beverage, hospitality, stadiums and arenas, gaming, specialty retail, non-profits, eCommerce, and exciting technology companies. This includes the Company’s point of sale (“POS”) software offerings, as well as over 500 additional software integrations in virtually every industry.
Basis of Presentation
The accompanying interim condensed consolidated financial statements of the Company are unaudited. These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. As such, these financial statements do not include all information and footnotes required by U.S. GAAP for complete financial statements. The December 31, 2021 Condensed Consolidated Balance Sheet was derived from audited financial statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments consisting only of normal recurring adjustments necessary to state fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP applicable to interim periods. The results of operations for the interim periods presented are not necessarily indicative of results for the full year or future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the fiscal year ended December 31, 2021, as disclosed in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021 (the “2021 Form 10-K/A”).
The unaudited condensed consolidated financial statements include the accounts of Shift4 Payments, Inc. and its wholly-owned subsidiaries. Shift4 Payments, Inc. consolidates the financial results of Shift4 Payments, LLC, which is considered a variable interest entity. Shift4 Payments, Inc. is the primary beneficiary and sole managing member of Shift4 Payments, LLC and has decision making authority that significantly affects the economic performance of the entity. As a result, the Company consolidates Shift4 Payments, LLC and reports a noncontrolling interest representing the economic interest in Shift4 Payments, LLC held by Rook Holdings Inc. (“Rook”). Prior to May 24, 2022, the noncontrolling interest also included the economic interest in Shift4 Payments, LLC held by certain affiliates of Searchlight Capital Partners (“Searchlight”, and together with Rook, the “Continuing Equity Owners”).
All intercompany balances and transactions have been eliminated in consolidation.

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share, unit and per unit amounts)
The assets and liabilities of Shift4 Payments, LLC represent substantially all of the consolidated assets and liabilities of Shift4 Payments, Inc. with the exception of certain cash balances, contingent consideration for earnout liabilities for The Giving Block, Inc. (“The Giving Block”), amounts payable under the Tax Receivable Agreement (“TRA”), and the aggregate principal amount of $690.0 million of 2025 Convertible Notes and $632.5 million of 2027 Convertible Notes that are held by Shift4 Payments, Inc. directly. As of both September 30, 2022 and December 31, 2021, $9.8 million of cash was directly held by Shift4 Payments, Inc. As of September 30, 2022, the earnout liability for The Giving Block was $21.0 million and the TRA liability was $1.1 million. Shift4 Payments, Inc., which was incorporated on November 5, 2019, has not had any material operations on a standalone basis since its inception, and all of the operations of the Company are carried out by Shift4 Payments, LLC and its subsidiaries.
Change in Presentation of Condensed Consolidated Statements of Operations
The Company has changed the presentation of its Condensed Consolidated Statements of Operations to remove the “Gross profit” line item and update the “Cost of sales” line item to indicate it is exclusive of depreciation and amortization expense shown separately for the three and nine months ended September 30, 2022 and 2021. The Company has also changed the presentation of the disclosure in Note 22 to remove the reconciliation between “Gross revenue” and “Gross profit.” In addition, certain prior year balances have been adjusted to present “Revaluation of contingent liabilities” in its own line item rather than within the line item “General and administrative expenses” on the Company’s unaudited Condensed Consolidated Statements of Operations.
Liquidity and Management’s Plan
As of September 30, 2022, the Company had $1,772.5 million total principal amount of debt outstanding and was in compliance with the financial covenants under its debt agreements. The Company expects to be in compliance with such financial covenants for at least 12 months following issuance of these unaudited condensed consolidated financial statements. See Note 10 for further information on the Company’s debt obligations.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s unaudited condensed consolidated financial statements and accompanying notes. Significant estimates inherent in the preparation of the accompanying unaudited condensed consolidated financial statements include estimates of fair value of acquired assets and liabilities through business combinations, fair value of contingent liabilities related to earnout payments, deferred income tax valuation allowances, amounts associated with the Company’s tax receivable agreement with the Continuing Equity Owners, fair value of debt instruments, allowance for doubtful accounts, income taxes, investments in securities and noncontrolling interests. Estimates are based on past experience and other considerations reasonable under the circumstances. Actual results may differ from these estimates.
Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2 to Shift4 Payments, Inc.’s consolidated financial statements as of and for the year ended December 31, 2021 in the 2021 Form 10-K/A. There have been no significant changes to these policies which have had a material impact on the Company’s unaudited condensed consolidated financial statements and related notes during the nine months ended September 30, 2022, except for the below.
Crypto Settlement Assets and Liabilities
The Company recognizes a liability accompanied by an asset of the same value to reflect its obligation to safeguard the crypto settlement assets it holds on behalf of users of The Giving Block Inc.’s (“The Giving Block”) platform. These crypto settlement assets are comprised of numerous cryptocurrencies that are traded on numerous cryptocurrency exchanges. The liability and asset are remeasured at each reporting date at the fair value of the crypto settlement assets, which is determined using quoted prices from cryptocurrency exchanges. The Company’s agent, which acts as a cryptocurrency exchange and custodian, holds the cryptographic key information of the crypto settlement assets and is primarily obligated to secure the assets and protect them from loss or theft. The Company maintains the internal recordkeeping of the assets.

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

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share, unit and per unit amounts)
In March 2022, the SEC issued Staff Accounting Bulletin No. 121 (“SAB 121”), which provided interpretive guidance regarding the accounting for obligations to safeguard crypto-assets an entity holds for users of its crypto platform. This guidance requires entities that hold crypto-assets on behalf of platform users to recognize a liability accompanied by an asset of the same value on its balance sheet to reflect the entity’s obligation to safeguard the crypto-assets held for its platform users. The liability and asset should be measured at initial recognition and each reporting date at the fair value of the crypto-assets that the entity is responsible for holding for its platform users. The entity should also describe in the footnotes to the financial statements the nature and amount of crypto-assets the entity is responsible for safeguarding for its platform users and how the fair value is determined, and should also consider including information regarding who (e.g., the entity, its agent, or another third party) holds the cryptographic key information, maintains the internal recordkeeping of those assets, and is obligated to secure the assets and protect them from loss or theft. This guidance is effective from the first interim period after June 15, 2022 and should be applied retrospectively. The Company adopted SAB 121 on a retrospective basis effective June 30, 2022, resulting in the recognition of $1.2 million of crypto settlement assets within “Prepaid expenses and other current assets” and $1.2 million of crypto settlement liabilities within “Accrued expenses and other current liabilities” on the Company’s unaudited Condensed Consolidated Balance Sheets as of June 30, 2022 associated with The Giving Block. The value of crypto settlement assets and crypto settlement liabilities associated with The Giving Block was $1.7 million as of September 30, 2022. The adoption of this guidance had no impact on the Company’s unaudited condensed consolidated financial statements.
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
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, to clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring the fair value of the equity security. ASU 2022-03 also clarifies that an entity cannot recognize and measure a contractual sale restriction as a separate unit of account. The amendments in ASU 2022-03 may be early adopted and are effective on a prospective basis for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company currently considers sale restrictions in measuring the fair value of shares of its Class A common stock equity securities issued in conjunction with acquisitions. The Company is currently evaluating whether it will early adopt the amendments in ASU 2022-03 and is evaluating the impact of the amendments on the Company’s unaudited condensed consolidated financial statements.
2.    Restatement of Previously Issued Condensed Consolidated Financial Statements
In October 2022, it was determined that there was an error in the Company’s original Quarterly Report on Form 10-Q for the three months ended September 30, 2021 related to the classification of customer acquisition costs within the Company’s Condensed Consolidated Statements of Cash Flows. Specifically, the Company determined that “Customer acquisition costs” were incorrectly classified within “Investing activities” rather than “Operating activities” in its Condensed Consolidated Statements of Cash Flows. The Company is correcting this misclassification by restating its Condensed Consolidated Statements of Cash Flows in this Quarterly Report on Form 10-Q.
The following table summarizes the impact of these adjustments for the periods presented:

	Nine Months Ended September 30, 2021
	As Reported	Adjustments	As Restated
Net cash provided by operating activities	$25.6	$(19.3)	$6.3
Net cash used in investing activities	(162.0)	19.3	(142.7)
Net cash provided by financing activities	496.7	—	496.7
Change in cash and cash equivalents	$360.3	$—	$360.3

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
Online Payments Group
On September 29, 2022, the Company acquired Online Payments Group AG (“Online Payments Group”) by acquiring 100% of its common stock for $125.9 million of estimated total purchase consideration, net of cash acquired. Online Payments Group is a European payment service provider with a world-class developer portal and checkout experience that management believes will accelerate the Company’s global eCommerce growth. Total purchase consideration was as follows:

Cash	$74.1
Shares of Class A common stock (a)	38.6
Contingent consideration (b)	22.0
Shareholder loans transfer	2.5
Total purchase consideration	137.2
Less: cash acquired	(11.3)
Total purchase consideration, net of cash acquired	$125.9

(a) Total purchase consideration includes 971,371 shares of common stock.
(b) The Company agreed to an earnout due to the former shareholders of Online Payments Group, not to exceed $60.0 million. $30.0 million of the earnout is payable in September 2023 if key customers of Online Payments Group contribute a specified amount of revenue from September 29, 2022 to September 28, 2023 and the remaining $30.0 million of the earnout is payable in September 2024 if key customers contribute a specified amount of revenue from September 29, 2022 to September 28, 2024. Each portion of the earnout will be paid 50% in shares of the Company’s Class A common stock and 50% in cash. The fair value of the earnout was included in the initial purchase consideration and will be revalued and recorded quarterly until the end of the earnout period as a fair value adjustment within “Revaluation of contingent liabilities” in the Company’s unaudited Condensed Consolidated Statements of Operations. As of September 30, 2022, the fair value of the earnout was $22.0 million, which is recognized in “Accrued expenses and other current liabilities” on the Company’s unaudited Condensed Consolidated Balance Sheets.

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share, unit and per unit amounts)
The following table summarizes the fair value assigned to the assets acquired and liabilities assumed at the acquisition date. These amounts reflect various preliminary fair value estimates and assumptions, and are subject to change within the measurement period as valuations are finalized. The primary areas of preliminary purchase price allocation subject to change relate to the valuation of contingent consideration, accounts receivable, accrued expenses and other current liabilities assumed, and residual goodwill.

Accounts receivable	$2.2
Shareholder loans receivable (a)	2.5
Other intangible assets	44.0
Goodwill (b)	83.0
Indemnification asset (c)	6.8
Accrued expenses and other current liabilities	(0.6)
Uncertain tax position (d)	(5.0)
Deferred tax liability	(5.2)
Other noncurrent liabilities	(1.8)
Net assets acquired	$125.9

(a) Amount is eliminated in consolidation and therefore has no impact to the Company’s Condensed Consolidated Balance Sheets.
(b) Goodwill is not deductible for tax purposes.
(c) Included within “Other noncurrent assets” in the Company’s Condensed Consolidated Balance Sheets.
(d) Included within “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets.
In the nine months ended September 30, 2022, the Company incurred expenses in connection with the acquisition of Online Payments Group of $3.8 million. These expenses are included in “Professional fees” in the Company’s unaudited Condensed Consolidated Statements of Operations. Upon acquisition, the Company assessed the probability Online Payments Group would be required to pay certain tax liabilities and recorded to “Other noncurrent liabilities” on the Company’s unaudited Condensed Consolidated Balance Sheets $5.0 million for income taxes related to unrecognized tax benefits determined in accordance with the provisions of ASC 740, “Accounting for income taxes” and $1.8 million for non-income taxes determined in accordance with the provisions of ASC 450, “Contingencies.” Online Payments Group has agreed to indemnify the Company for tax liabilities related to periods prior to the acquisition and an indemnification asset was established for $6.8 million in the purchase price allocation, which is recorded to “Other noncurrent assets” on the Company’s unaudited Condensed Consolidated Balance Sheets.
The contingent liability arising from the expected earnout payment included in purchase consideration was measured on the acquisition date using a Monte Carlo simulation in a risk-neutral framework, calibrated to Management’s revenue forecasts. The transaction was not taxable for income tax purposes. The weighted average life of developed technology and customer relationships is 5 years and 10 years, respectively. The goodwill arising from the acquisition largely consisted of revenue synergies associated with a larger total addressable market and the ability to cross-sell existing customers, new customers and technology capabilities.
The acquisition of Online Payments Group did not have a material impact on the Company’s unaudited condensed consolidated financial statements. Accordingly, revenue and expenses related to the acquisition and pro forma financial information have not been presented.

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share, unit and per unit amounts)
Restaurant Technology Partners
During the three months ended September 30, 2022, the Company acquired Pinnacle Hospitality Systems LLC (“Pinnacle”), FPOS Group, Inc. (“FPOS”), Retail Control Solutions, Inc. (“RCS”), and three other restaurant technology partners in separate transactions for $80.3 million of total purchase consideration, net of cash acquired. The Company acquired 100% of each entity’s ownership interests. These acquisitions enable the boarding of the restaurant technology partners’ customers on the Company’s end-to-end acquiring solution and empower the Company’s distribution partners to sign the restaurant technology partners’ customer accounts and leverage the combined expertise to handle all aspects of installation, service, and support. Total purchase consideration was as follows:

Cash	$63.1
Shares of Class A common stock (a)	20.7
Contingent consideration (b)	2.2
Settlement of preexisting relationship	(2.5)
Total purchase consideration	83.5
Less: cash acquired	(3.2)
Total purchase consideration, net of cash acquired	$80.3

(a) Total purchase consideration includes 598,759 shares of common stock.
(b) The Company agreed to earnouts due to certain former shareholders of the restaurant technology partners, calculated as a multiple of the number of each partners’ merchants that are converted to the Company’s end-to-end payments platform during the 18 months following each respective acquisition date, not to exceed $4.0 million in total. The earnouts are expected to be paid in a combination of cash and shares of the Company’s Class A common stock. The fair value of the earnouts was included in the initial purchase consideration and will be revalued and recorded quarterly until the end of the earnout period as a fair value adjustment within “Revaluation of contingent liabilities” in the Company’s unaudited Condensed Consolidated Statements of Operations. As of September 30, 2022, the fair value of the earnouts was $2.2 million, which is recognized in “Accrued expenses and other current liabilities” on the Company’s unaudited Condensed Consolidated Balance Sheets.

The following table summarizes the fair value assigned to the assets acquired and liabilities assumed at the acquisition dates. These amounts reflect various preliminary fair value estimates and assumptions, and are subject to change within the measurement period as valuations are finalized. The primary areas of preliminary purchase price allocation subject to change relate to the valuation of contingent consideration, other intangible assets, and residual goodwill.

Accounts receivable	$1.8
Inventory	1.5
Prepaid expenses and other current assets	0.1
Goodwill (a)	67.2
Other intangible assets, net	15.6
Property, plant and equipment, net	0.3
Right-of-use assets	1.3
Accounts payable	(1.9)
Accrued expenses and other current liabilities	(0.5)
Deferred revenue	(1.9)
Current lease liabilities	(0.5)
Deferred tax liability	(1.9)
Noncurrent lease liabilities	(0.8)
Net assets acquired	$80.3

(a) $35.9 million of goodwill is deductible for tax purposes and $31.3 million of goodwill is not deductible for tax purposes.

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share, unit and per unit amounts)
The fair values of intangible assets were estimated using inputs classified as Level 3 under the income approach using the multi-period excess earnings method (customer relationships). Three of the transactions were taxable for income tax purposes and three of the transactions were not taxable for income tax purposes. The weighted average lives of customer relationships range from 14 years to 17 years. The goodwill arising from the acquisitions largely consisted of revenue synergies associated with a larger total addressable market and the ability to cross-sell existing and new customers.
The acquisitions of the restaurant technology partners did not have a material impact on the Company’s unaudited condensed consolidated financial statements. Accordingly, revenue and expenses related to the acquisition and pro forma financial information have not been presented.
In the nine months ended September 30, 2022, the Company incurred expenses in connection with the Pinnacle, FPOS, RCS, and other restaurant technology partner acquisitions of $2.6 million. These expenses are included in “Professional fees” in the Company’s unaudited Condensed Consolidated Statements of Operations.
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

(c) The Company agreed to an earnout due to the former shareholders of The Giving Block in April 2023, calculated as a multiple of revenue earned by The Giving Block from March 1, 2022 to February 28, 2023, not to exceed $246.0 million. The earnout is expected to be paid 75% in a combination of RSUs and shares of the Company’s Class A common stock and 25% in cash. The fair value of the earnout was included in the initial purchase consideration and will be revalued quarterly until the end of the earnout period as a fair value adjustment within “Revaluation of contingent liabilities” in the Company’s unaudited Condensed Consolidated Statements of Operations. As of September 30, 2022, the fair value of the earnout was $20.6 million, which is recognized in “Accrued expenses and other current liabilities” on the Company’s unaudited Condensed Consolidated Balance Sheets. In addition, a portion of the earnout due in April 2023 is considered post-acquisition compensation expense and will be accrued throughout the earnout period within “General and administrative expenses” on the Company’s unaudited Condensed Consolidated Statements of Operations. As of September 30, 2022, $0.4 million is included in “Accrued expenses and other current liabilities” on the Company’s unaudited Condensed Consolidated Balance Sheets.

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
In the three and nine months ended September 30, 2022, the Company incurred expenses in connection with the acquisition of The Giving Block of $0.1 million and $2.3 million, respectively. These expenses are included in “Professional fees” in the Company’s unaudited Condensed Consolidated Statements of Operations.
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
The acquisition of The Giving Block did not have a material impact on the Company’s unaudited condensed consolidated financial statements. Accordingly, revenue and expenses related to the acquisition and pro forma financial information have not been presented.
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
Pending Finaro Acquisition
On March 1, 2022, the Company entered into a definitive agreement to acquire Credorax, Inc. d/b/a Finaro (“Finaro”) for $200.0 million in cash on hand, 6,439,316 shares of the Company’s Class A common stock with a value of approximately $325.0 million as of March 1, 2022, determined by the volume weighted average price for the thirty trading days preceding the date of the agreement, and a performance-based earnout of up to $50.0 million in the Company’s Class A common stock. Consummation of the merger is subject to regulatory approvals, which the Company expects to receive by the first quarter of 2023. Finaro is a cross-border eCommerce platform and bank specializing in solving complex payment problems for multi-national merchants that the Company believes will accelerate its growth in international markets. In the three and nine months ended September 30, 2022, the Company incurred expenses in connection with the Finaro acquisition of $2.7 million and $7.4 million, respectively. These expenses are included in “Professional fees” in the Company’s unaudited Condensed Consolidated Statements of Operations.

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
TSYS outage
On August 21, 2021, Total System Services, Inc. (“TSYS”), a Global Payments company and an important vendor to the Company, experienced a significant platform outage that resulted in the disruption of payment processing for the Company’s merchants (“TSYS outage”). TSYS is utilized by many major credit card issuers and payment processors, which meant the impact of the outage was felt by many card-accepting merchants and cardholders across the nation. In response to the TSYS outage, the Company distributed payments to both merchants and partners in order to alleviate the impact of the outage on their businesses. The following paragraphs describe how these payments are reflected in the Company’s condensed consolidated financial statements.
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
In the third quarter of 2021, the Company also distributed $2.3 million in payments to its partners to approximate their lost revenues and compensate them for the additional support required from them to manage the outage. Consistent with the treatment of the Company’s payments to its partners in the normal course of business, these payments are reflected in “Cost of sales” in the Company’s unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021.
Disaggregated Revenue
Based on similar operational characteristics, the Company’s revenue from contracts with customers is disaggregated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Payments-based revenue (a)	$509.0	$346.9	$1,354.4	$887.6
Subscription and other revenues	38.3	30.9	101.5	80.5
Total	$547.3	$377.8	$1,455.9	$968.1
(a) For the three and nine months ended September 30, 2021, payments-based revenue includes nonrecurring payments of $22.4 million the Company made to merchants related to the TSYS outage, which are recorded as contra revenue and reflected as a reduction of payments-based revenue.
Based on similar economic characteristics, the Company’s revenue from contracts with customers is disaggregated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Over-time revenue (a)	$531.9	$366.9	$1,418.9	$938.2
Point-in-time revenue	15.4	10.9	37.0	29.9
Total	$547.3	$377.8	$1,455.9	$968.1
(a) For the three and nine months ended September 30, 2021, over-time revenue includes nonrecurring payments of $22.4 million the Company made to merchants related to the TSYS outage, which are recorded as contra revenue and reflected as a reduction of over-time revenue.

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share, unit and per unit amounts)
Contract Assets
Contract assets of $0.3 million and $0.3 million as of September 30, 2022 and December 31, 2021, respectively, are included within “Prepaid expenses and other current assets” on the Company’s unaudited Condensed Consolidated Balance Sheets, and contract assets of $0.5 million as of September 30, 2022 are included within “Other noncurrent assets” on the Company’s unaudited Condensed Consolidated Balance Sheets. There was no allowance for contract assets as of September 30, 2022 and December 31, 2021.
Contract Liabilities
The Company charges merchants for various post-contract license support/service fees and annual regulatory compliance fees. These fees typically relate to a period of one year. The Company recognizes the revenue on a straight-line basis over its respective period. As of September 30, 2022 and December 31, 2021, the Company had deferred revenue of $23.6 million and $17.4 million, respectively. The change in the contract liabilities was primarily the result of a timing difference between payment from the customer and the Company’s satisfaction of each performance obligation.
The following reflects the amounts the Company recognized as annual service fees and regulatory compliance fees within “Gross revenue” in the Company’s unaudited Condensed Consolidated Statements of Operations and the amount of such fees that was included in deferred revenue at the beginning of the respective period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Annual service fees and regulatory compliance fees	$11.3	$8.8	$30.9	$18.9
Amount of these fees included in deferred revenue at beginning of period	7.4	4.4	10.8	4.4
Accounts Receivable
The change in the Company’s allowance for doubtful accounts was as follows:

	September 30, 2022	September 30, 2021
Beginning balance	$8.0	$5.7
Additions to expense (a)	5.9	10.3
Write-offs, net of recoveries and other adjustments	0.8	(2.6)
Ending balance	$14.7	$13.4

(a) For the nine months ended September 30, 2021, includes a $5.5 million allowance on chargebacks from a single merchant, which is included in “Cost of sales” on the unaudited Condensed Consolidated Statements of Operations.

5.Goodwill
The changes in the carrying amount of goodwill were as follows:

Balance at December 31, 2021	$537.7
The Giving Block Acquisition (Note 3)	89.4
Online Payments Group Acquisition (Note 3)	83.0
Restaurant Technology Partner Acquisitions (Note 3)	67.2
Balance at September 30, 2022	$777.3

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share, unit and per unit amounts)
6.Other Intangible Assets, Net
Other intangible assets, net consisted of the following:

	Weighted Average Amortization Period (in years)	September 30, 2022
		Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	11	$143.5	$(31.3)	$112.2
Acquired technology	9	128.8	(64.9)	63.9
Trademarks and trade names	13	27.2	(3.0)	24.2
Capitalized software development costs	3	71.6	(15.2)	56.4
Residual commission buyouts (a)	3	327.5	(22.5)	305.0
Total other intangible assets, net		$698.6	$(136.9)	$561.7

(a) During the three and nine months ended September 30, 2022, the Company completed $298.8 million and $311.7 million, respectively, of residual commission buyouts with certain third-party distribution partners, pursuant to which the Company acquired their ongoing merchant relationships that subscribe to the Company’s end-to-end payments platform. Included in this amount are $298.5 million in residual commission buyouts executed under the Company’s mass strategic buyout program completed in the three and nine months ended September 30, 2022 in support of the Company’s strategic initiative to insource our sales distribution network. Total consideration for the residual commission buyouts was comprised of a combination of cash, shares of the Company’s Class A common stock, and contingent liability earnouts. Contingent payments included in the residual commission buyouts as of September 30, 2022 are $8.6 million, of which $5.6 million are related to residual commission buyouts executed under the mass strategic buyout program which are estimated based on analysis of historical outcomes for prior similar initiatives. The maximum contingent consideration for residual buyout commissions executed under the Company’s mass strategic buyout program is $22.5 million.

	Weighted Average Amortization Period (in years)	December 31, 2021
		Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	8	$200.1	$(133.7)	$66.4
Acquired technology	9	113.2	(54.9)	58.3
Trademarks and trade names	18	20.3	(3.8)	16.5
Capitalized software development costs	4	42.6	(9.1)	33.5
Residual commission buyouts (a)	3	20.3	(6.5)	13.8
Total other intangible assets, net		$396.5	$(208.0)	$188.5

(a) Residual commission buyouts include contingent payments of $4.2 million as of December 31, 2021.
As of September 30, 2022, the estimated amortization expense for other intangible assets for each of the five succeeding years and thereafter is as follows:

2022 (remaining three months)	$41.3
2023	161.6
2024	156.1
2025	101.7
2026	25.2
Thereafter	75.8
Total	$561.7
Amounts charged to expense in the Company’s unaudited Condensed Consolidated Statements of Operations for amortization of acquired other intangible assets were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Depreciation and amortization expense	$19.4	$8.2	$37.1	$27.6
Cost of sales	3.3	3.2	9.9	9.5
Total	$22.7	$11.4	$47.0	$37.1

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share, unit and per unit amounts)
Amounts charged to expense in the Company’s unaudited Condensed Consolidated Statements of Operations for amortization of non-acquired other intangible assets were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Depreciation and amortization expense	$0.1	$—	$0.1	$0.1
Cost of sales	3.7	1.7	8.8	4.6
Total	$3.8	$1.7	$8.9	$4.7
7.Capitalized Customer Acquisition Costs, Net
Capitalized customer acquisition costs, net were $35.2 million and $35.1 million at September 30, 2022 and December 31, 2021, respectively, consisting of upfront processing bonuses with a gross carrying value of $73.2 million and $69.1 million less accumulated amortization of $38.0 million and $34.0 million at September 30, 2022 and December 31, 2021, respectively.
Capitalized customer acquisition costs had a weighted average amortization period of three years at both September 30, 2022 and December 31, 2021. Amortization expense for capitalized customer acquisition costs was $6.6 million and $19.3 million for the three and nine months ended September 30, 2022, respectively, and $5.4 million and $15.5 million for the three and nine months ended September 30, 2021, respectively, and is included in “Cost of sales” in the Company’s unaudited Condensed Consolidated Statements of Operations.
As of September 30, 2022, the estimated future amortization expense for capitalized customer acquisition costs is as follows:

2022 (remaining three months)	$5.8
2023	18.0
2024	9.7
2025	1.7
Total	$35.2
8.Equipment for Lease, Net
Equipment for lease, net consisted of the following:

	Weighted Average Depreciation Period (in years)	September 30, 2022
		Carrying Value	Accumulated Depreciation	Net Carrying Value
Equipment under lease	3	$95.3	$(37.9)	$57.4
Equipment held for lease (a)	N/A	13.1	—	13.1
Total equipment for lease		$108.4	$(37.9)	$70.5

	Weighted Average Depreciation Period (in years)	December 31, 2021
		Carrying Value	Accumulated Depreciation	Net Carrying Value
Equipment under lease	3	$72.9	$(24.2)	$48.7
Equipment held for lease (a)	N/A	9.7	—	9.7
Total equipment for lease, net		$82.6	$(24.2)	$58.4

(a) Represents equipment that was not yet initially deployed to a merchant and, accordingly, is not being depreciated.
The amount charged to “Depreciation and amortization expense” in the Company’s unaudited Condensed Consolidated Statements of Operations for depreciation of equipment under lease was $8.2 million and $22.6 million for the three and nine months ended September 30, 2022, respectively, and $5.8 million and $15.4 million for the three and nine months ended September 30, 2021, respectively.

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share, unit and per unit amounts)
9.Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	September 30, 2022	December 31, 2021
Equipment	$16.2	$10.5
Capitalized software	4.2	5.1
Leasehold improvements	9.0	9.1
Furniture and fixtures	1.5	2.0
Vehicles	0.5	0.3
Total property, plant and equipment, gross	31.4	27.0
Less: Accumulated depreciation	(10.0)	(8.6)
Total property, plant and equipment, net	$21.4	$18.4
Amounts charged to expense in the Company’s unaudited Condensed Consolidated Statements of Operations for depreciation of property, plant and equipment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Depreciation and amortization expense	$1.2	$1.0	$3.1	$2.8
Cost of sales	0.1	0.5	0.7	1.3
Total depreciation expense	$1.3	$1.5	$3.8	$4.1
10.Debt
The Company’s outstanding debt consisted of the following:

	Maturity	Effective Interest Rate	September 30, 2022	December 31, 2021
Convertible Notes due 2025 (2025 Convertible Notes)	December 15, 2025	0.49%	$690.0	$690.0
Convertible Notes due 2027 (2027 Convertible Notes)	August 1, 2027	0.90%	632.5	632.5
Senior Notes due 2026 (2026 Senior Notes)	November 1, 2026	5.13%	450.0	450.0
Total borrowings			1,772.5	1,772.5
Less: Unamortized capitalized financing fees			(32.7)	(34.0)
Total long-term debt			$1,739.8	$1,738.5
Amortization of capitalized financing fees is included in “Interest expense” in the Company’s unaudited Condensed Consolidated Statements of Operations. Amortization expense for capitalized financing fees was $2.1 million and $6.0 million for the three and nine months ended September 30, 2022, respectively, and $1.7 million and $4.1 million for the three and nine months ended September 30, 2021, respectively.
Future principal payments
As of September 30, 2022, future principal payments associated with the Company’s long-term debt were as follows:

2025	$690.0
2026	450.0
2027	632.5
Total	$1,772.5

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share, unit and per unit amounts)
Convertible Notes due 2025
The net carrying amount of the Convertible Senior Notes due 2025 (“2025 Convertible Notes”) was as follows:

	September 30, 2022	December 31, 2021
Principal outstanding	$690.0	$690.0
Unamortized debt issuance costs	(10.5)	(13.0)
Net carrying value	$679.5	$677.0
Convertible Notes due 2027
The net carrying amount of the 0.50% Convertible Senior Notes due 2027 (“2027 Convertible Notes”) was as follows:

	September 30, 2022	December 31, 2021
Principal outstanding	$632.5	$632.5
Unamortized debt issuance costs	(12.2)	(13.8)
Net carrying value	$620.3	$618.7
Senior Notes due 2026
In March 2022, Shift4 Payments, LLC (the “Issuer”) and Shift4 Payments Finance Sub, Inc. (the “Co-Issuer” and together with the Issuer, the “Issuers”), completed a consent solicitation to amend the indenture governing the $450.0 million principal amount of 4.625% Senior Notes due 2026 (“2026 Senior Notes”) to allow for the repurchase of capital stock as part of the Market Capitalization exception that had been included. In connection with the solicitation, the Company paid $4.5 million of consent payments to note holders, which was capitalized and recognized in the Company’s unaudited Condensed Consolidated Balance Sheets as a reduction of long-term debt, and incurred fees of $1.4 million, which were recorded to “Transaction-related expenses” in the unaudited Condensed Consolidated Statements of Operations in the nine months ended September 30, 2022.
Revolving Credit Facility
Borrowing capacity on the Company’s Revolving Credit Facility under the First Lien Credit Agreement (“Revolving Credit Facility”) was $99.5 million as of September 30, 2022, net of a $0.5 million letter of credit.
Restrictions and Covenants
The 2025 Convertible Notes, 2026 Senior Notes, 2027 Convertible Notes (collectively, the “Notes”) and Revolving Credit Facility include certain restrictions on the ability of Shift4 Payments, LLC to make loans, advances, or pay dividends to Shift4 Payments, Inc.
At September 30, 2022 and December 31, 2021, the Company was in compliance with all financial covenants.
Other than as provided above, there are no significant changes to the information disclosed in the 2021 Form 10-K/A.

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share, unit and per unit amounts)
11.Other Consolidated Balance Sheet Components
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following:

	September 30, 2022	December 31, 2021
Prepaid insurance	$4.4	$3.3
Taxes receivable	1.7	1.8
Crypto settlement assets (a)	1.7	—
Prepaid merchant signing bonuses (b)	0.3	0.7
Other prepaid expenses (c)	10.5	6.1
Contract assets	0.3	0.3
Other current assets	1.0	0.5
Total prepaid expenses and other current assets	$19.9	$12.7

(a) See the disclosure within “Accounting Pronouncements Adopted” in Note 1 for information regarding the Company’s crypto settlement assets.
(b) Represents deal bonuses paid to merchants to obtain processing contracts, which are amortized over their contractual term of one year.
(c) Includes prepayments related to information technology, rent, tradeshows and conferences.
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2022	December 31, 2021
Contingent liability earnouts for acquisitions (a)	$45.2	$—
Contingent liability earnouts for residual commission buyouts	7.6	0.9
Residuals payable	7.2	13.1
Accrued interest	9.3	4.8
Accrued payroll	7.3	15.3
Taxes payable	2.9	1.6
Deferred employer social security tax pursuant to the CARES Act	1.6	1.6
Crypto settlement liabilities (b)	1.7	—
Restructuring accrual (c)	0.3	1.5
Other current liabilities	3.5	4.1
Total accrued expenses and other current liabilities	$86.6	$42.9

(a) Consists of $44.8 million of estimated contingent consideration and $0.4 million of post-acquisition compensation expense as of September 30, 2022. Primarily represents the fair value of contingent liability earnouts for The Giving Block and Online Payments Group. See Note 3 for more information.

(b) See the disclosure within “Accounting Pronouncements Adopted” in Note 1 for information regarding the Company’s crypto settlement liabilities.
(c) The Company made severance payments of $1.2 million for the nine months ended September 30, 2022. The restructuring accrual of $0.3 million as of September 30, 2022 is expected to be paid in 2022.

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
The Company makes recurring fair value measurements of contingent liabilities arising from certain acquisitions and residual commission buyouts using Level 3 unobservable inputs. Contingent liabilities for residual commission buyouts are expected earnout payments related to the number of existing point-of-sale merchants that convert to full acquiring merchants. Contingent liabilities included in the purchase price of an acquisition are based on achievement of specified performance metrics as defined in the purchase agreement.
In conjunction with the acquisition of Online Payments Group on September 29, 2022, the Company entered into a contingent consideration agreement that requires the Company to pay up to $60.0 million if key customers of Online Payments Group contribute a certain amount of revenue for the twelve months ending September 28, 2023 and the twenty-four months ending September 28, 2024. The fair value of the contingent consideration was estimated using a Monte-Carlo simulation model, which included significant unobservable Level 3 inputs, such as projected revenues over the earnout period along with estimates for revenue volatility of 36.0% and the discount rate of 8.1% as of September 30, 2022. See Note 3 for more information on the terms of the earnout agreement. The estimated fair value of the contingent consideration of $22.0 million as of September 30, 2022 is recognized in “Accrued expenses and other current liabilities” on the Company’s unaudited Condensed Consolidated Balance Sheets.
In conjunction with the acquisition of The Giving Block on February 28, 2022, the Company entered into a contingent consideration agreement that requires the Company to pay up to $246.0 million if certain revenue thresholds of the acquired business are achieved for the twelve months ending February 28, 2023. The fair value of the contingent consideration was estimated using a Monte-Carlo simulation model, which included significant unobservable Level 3 inputs, such as projected revenues over the earnout period along with estimates for revenue volatility of 18.6% and 16.7% as of September 30, 2022 and February 28, 2022, respectively, and the discount rate of 9.4% and 7.1% as of September 30, 2022 and February 28, 2022, respectively. Changes in the volatility and discount rate were due to broader market conditions. See Note 3 for more information on the terms of the earnout agreement. The Company recognized fair value adjustments to the contingent liability for The Giving Block of $(36.9) million and $(37.2) million for the three and nine months ended September 30, 2022, respectively, primarily due to a decrease in projected revenues over the earnout period. The fair value adjustments are recognized in “Revaluation of contingent liabilities” on the Company’s unaudited Condensed Consolidated Statements of Operations. The estimated fair value of the contingent consideration of $20.6 million as of September 30, 2022 is recognized in “Accrued expenses and other current liabilities” on the Company’s unaudited Condensed Consolidated Balance Sheets.
In conjunction with the acquisitions of certain restaurant technology partners, the Company entered into contingent consideration agreements that require the Company to pay up to an aggregate of $4.0 million. The fair values of the contingent consideration were estimated using Monte-Carlo simulation models, which included significant unobservable Level 3 inputs, such as projected performance over the earnout periods and discount rates ranging from 4.4% to 5.1% as of September 30, 2022. See Note 3 for more information on the terms of the earnout agreements. The estimated fair value of the contingent consideration related to purchase consideration of $2.2 million as of September 30, 2022 is recognized in “Accrued expenses and other current liabilities” on the Company’s unaudited Condensed Consolidated Balance Sheets.

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share, unit and per unit amounts)
The table below provides a reconciliation of the beginning and ending balances for the Level 3 contingent liabilities:

	Nine Months Ended September 30, 2022
	Contingent Liabilities for Acquisitions	Contingent Liabilities for Residual Commission Buyouts	Total Contingent Liabilities
Balance at beginning of period	$—	$0.9	$0.9
Contingent consideration for acquisitions (a)	82.0	—	82.0
Contingent consideration for residual commission buyouts	—	7.3	7.3
Cash payments made for contingent liabilities related to earnout payments	—	(0.4)	(0.4)
Write-off of contingent liabilities that did not achieve earnout	—	(0.2)	(0.2)
Fair value adjustments	(37.2)	—	(37.2)
Balance at end of period	$44.8	$7.6	$52.4

(a) Includes $22.0 million for the acquisition of Online Payments Group, $57.8 million for the acquisition of The Giving Block, and $2.2 million for the acquisitions of certain restaurant technology partners.

Fair value adjustments are recorded within “Revaluation of contingent liabilities” in the Company’s unaudited Condensed Consolidated Statements of Operations. There were no transfers into or out of Level 3 during the nine months ended September 30, 2022.
The estimated fair value of the Company’s outstanding debt using quoted prices from over-the-counter markets, considered Level 2 inputs, was as follows:

	September 30, 2022		December 31, 2021
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
2025 Convertible Notes	$679.5	$607.2	$677.0	$735.4
2027 Convertible Notes	620.3	485.7	618.7	556.5
2026 Senior Notes	440.9	408.2	443.9	465.7
Total	$1,740.7	$1,501.1	$1,739.6	$1,757.6

(a) Carrying value excludes unamortized debt issuance costs related to the Revolving Credit Facility of $0.9 million and $1.1 million as of September 30, 2022 and December 31, 2021, respectively.
The estimated fair value of the Company’s crypto settlement assets and crypto settlement liabilities was $1.7 million as of September 30, 2022. There are no active markets for the Company’s crypto settlement liabilities and the corresponding crypto settlement assets. Accordingly, the Company has valued the assets and liabilities using quoted prices from active cryptocurrency exchanges for the underlying crypto assets, considered Level 2 inputs. See Note 1 for more information on the Company’s crypto settlement assets and crypto settlement liabilities.
Other financial instruments not measured at fair value on the Company’s unaudited Condensed Consolidated Balance Sheets at September 30, 2022 and December 31, 2021 include cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, other noncurrent assets, accounts payable, accrued expenses and other current liabilities, and other noncurrent liabilities, as their estimated fair values reasonably approximate their carrying value as reported on the Company’s unaudited Condensed Consolidated Balance Sheets.

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share, unit and per unit amounts)
13.Income Taxes
The Company holds an economic interest in Shift4 Payments, LLC and consolidates its financial position and results. The remaining ownership of Shift4 Payments, LLC not held by the Company is considered a noncontrolling interest. Shift4 Payments, LLC is treated as a partnership for income tax reporting and its members, including the Company, are liable for federal, state, and local income taxes based on their share of the LLC’s taxable income. In addition, Shift4 Payments, LLC wholly owns various U.S. and foreign subsidiaries which are taxed as corporations for tax reporting. Taxable income or loss from these subsidiaries is not passed through to Shift4 Payments, LLC. Instead, such taxable income or loss is taxed at the corporate level subject to the prevailing corporate tax rates.
The Company has assessed the realizability of the net deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has recorded a full valuation allowance against the deferred tax assets at Shift4 Payments, Inc. as of September 30, 2022, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.
The Company’s effective tax rate was 2.5% and (9.0)% for the three and nine months ended September 30, 2022, respectively. The Company’s effective tax rate was 7.8% and (6.4)% for the three and nine months ended September 30, 2021, respectively. The effective tax rate for the three and nine months ended September 30, 2022 was different than the U.S. federal statutory income tax rate of 21% primarily due to the income allocated to the noncontrolling interest, the full valuation allowances on Shift4 Payments, Inc. and certain corporate subsidiaries in the U.S., and the nontaxable adjustment related to the revaluation of the contingent liability of The Giving Block. In addition, the nine months ended September 30, 2022 also includes the impact of a $6.4 million income tax benefit related to the valuation allowance release due to acquired deferred tax liabilities from The Giving Block. The income tax expense for the three months ended September 30, 2021 was different than the U.S. federal statutory income tax rate of 21% primarily due to the loss allocated to the noncontrolling interest and the full valuation allowances on Shift4 Payments, Inc. and certain corporate subsidiaries in the U.S.. The income tax benefit for the nine months ended September 30, 2021 was different than the U.S. federal statutory income tax rate of 21% primarily due to the loss allocated to the noncontrolling interest, changes in the valuation allowances on Shift4 Payments, Inc. and certain corporate subsidiaries in the U.S., and the tax windfall related to vested equity-based compensation awards.
Uncertain Tax Positions
The effects of uncertain tax positions are recognized in the condensed consolidated financial statements if these positions meet a “more-likely-than-not” threshold. For those uncertain tax positions that are recognized in the condensed consolidated financial statements, liabilities are established to reflect the portion of those positions it cannot conclude “more-likely-than-not” to be realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits within “Income tax (provision) benefit” in the Company’s Condensed Consolidated Statements of Operations. Accrued interest and penalties, if any, are included within “Deferred tax liability” in the Company’s Condensed Consolidated Balance Sheets. As of September 30, 2022, $5.0 million of uncertain tax positions were recognized within “Other noncurrent liabilities” in the Company’s Condensed Consolidated Balance Sheets, which were recognized in conjunction with acquisitions. As of December 31, 2021, there were no uncertain tax positions recognized in the condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share, unit and per unit amounts)
Tax Receivable Agreement
The Company expects to obtain an increase in its share of the tax basis in the net assets of Shift4 Payments, LLC as LLC Interests are redeemed from or exchanged by Rook, at the option of the Company, determined solely by the Company’s independent directors. The Company intends to treat any redemptions and exchanges of LLC Interests as direct purchases of LLC Interests for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that it would otherwise pay in the future to various tax authorities. In connection with the Company’s initial public offering in June 2020 and certain organizational transactions that the Company effected in connection with it, the Company entered into the Tax Receivable Agreement (“TRA”) with the Continuing Equity Owners.
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
During the three months ended September 30, 2022, the Company recognized a $1.1 million TRA liability after concluding it was probable that, based on estimates of future taxable income, the Company will realize tax benefits associated with the TRA in the 2022 tax year. The liability is recognized in “Other noncurrent liabilities” on the Company’s unaudited Condensed Consolidated Balance Sheets. The Company has not recognized the remaining $247.2 million liability under the TRA after concluding it was not probable that the Company will be able to realize the remaining tax benefits based on estimates of future taxable income. No payments were made to the Continuing Equity Owners pursuant to the TRA during the three and nine months ended September 30, 2022. The estimation of liability under the tax receivable agreement is by its nature imprecise and subject to significant assumptions regarding the amount, character, and timing of the taxable income of Shift4 Payments, Inc. in the future. If the valuation allowance recorded against the deferred tax assets applicable to the tax attributes referenced above is released in a future period, the remaining TRA liability may be considered probable at that time and recorded within earnings.
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
(Unaudited) (in millions, except share, unit and per unit amounts)
14.Lease Agreements
As Lessee
The Company has operating leases primarily for office space and equipment. The following amounts were recorded on the Company’s unaudited Condensed Consolidated Balance Sheets relating to operating leases:

	September 30, 2022	December 31, 2021
Assets
Right-of-use assets	$16.7	$18.5
Liabilities
Current lease liabilities	$4.6	$4.8
Noncurrent lease liabilities	15.9	17.9
Total lease liabilities	$20.5	$22.7
The expected future payments related to leases with initial non-cancellable lease terms in excess of one year at September 30, 2022 were as follows:

2022 (remaining three months)	$1.3
2023	5.1
2024	4.7
2025	3.7
2026	3.0
Thereafter	4.5
Total lease payments	22.3
Less: Interest	(1.8)
Present value of minimum payments	$20.5
Total operating lease expense, which is included in “General and administrative expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations, was $1.1 million and $3.9 million for the three and nine months ended September 30, 2022, respectively, and $1.5 million and $4.4 million for the three and nine months ended September 30, 2021, respectively.
Supplemental balance sheet information related to leases was as follows:

	September 30, 2022	December 31, 2021
Weighted average remaining lease term (in years):	5.1	5.6
Weighted average discount rate	3.2%	3.2%
Operating lease payments included in operating cash flows were $4.3 million and $4.6 million for the nine months ended September 30, 2022 and 2021, respectively.
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

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share, unit and per unit amounts)
Total lease income for the three and nine months ended September 30, 2022 was $4.5 million and $13.2 million, respectively, and $4.3 million and $12.5 million for the three and nine months ended September 30, 2021, respectively. Variable lease income was not material for the three and nine months ended September 30, 2022 or 2021.
The Company expects to receive future minimum lease payments for hardware provided under the Company’s SaaS agreements of $10.4 million from October 1, 2022 through September 30, 2023. See Note 4 and Note 8 for more information on the accounting for these operating leases.
15.Related Party Transactions
The Company has a service agreement with Jared Isaacman, the Company’s Chief Executive Officer and founder (“Founder”), including access to aircrafts and a property. Total expense for this service, which is included in “General and administrative expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations, was $0.2 million and $0.7 million for the three and nine months ended both September 30, 2022 and 2021, respectively. There were no amounts outstanding at September 30, 2022 or December 31, 2021.
In the third and fourth quarters of 2021, the Company incurred $1.1 million in costs associated with a proposed Follow-on Offering that were reimbursable by Searchlight, which were included in “Accounts receivable, net” on the Company’s unaudited Condensed Consolidated Balance Sheets as of December 31, 2021. There were no amounts outstanding at September 30, 2022. In addition, on May 24, 2022, Searchlight redeemed all of its remaining LLC Interests. As a result, Searchlight is no longer a Continuing Equity Owner or a related party of the Company as of May 24, 2022.
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
In the fiscal year ended December 31, 2021, the Company incurred a significant amount of nonrecurring expenses to integrate, rebrand and promote 3dcart to Shift4Shop in conjunction with the Inspiration4 announcement. Certain expenses, totaling $0.9 million, were directly associated with the Inspiration4 mission and were reimbursable by the Founder. As of December 31, 2021, a $0.1 million receivable from the Founder was recorded as “Accounts receivable” on the Company’s unaudited Condensed Consolidated Balance Sheets. There were no amounts outstanding at September 30, 2022.
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
16.Commitments and Contingencies
From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm the Company’s business. In August 2021, TSYS, a Global Payments company and an important vendor to the Company, experienced a significant platform outage resulting in a payment processing service disruption that lasted for several hours. TSYS is utilized by many major credit card issuers and payment processors, which meant the impact of the outage was felt by many card-accepting merchants and cardholders across the nation. The Company took steps to lessen the financial impact to its merchants and partners due to the TSYS outage and is seeking compensation through a variety of channels, including engaging with the responsible party.
The Company is currently not aware of any legal proceedings or claims that the Company believes will have a material adverse effect on its business, financial condition or operating results.
17.Stockholders’ Equity
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
On May 24, 2022, Searchlight exchanged its shares of the Company’s Class B and Class C common stock for an equal number of shares of Class A common stock, which Searchlight subsequently redeemed. During the nine months ended September 30, 2022, the Company repurchased 3,887,191 shares of Class A common stock under the Programs for $184.4 million, including commissions paid, at an average price paid of $47.40 per share. Included in these amounts during the nine months ended September 30, 2002 is the Company’s repurchase of all 967,600 shares of Searchlight’s Class A common stock for $43.1 million at an average price paid of $44.54 per share. As of September 30, 2022, approximately $44.5 million remained available for future purchases under the June 2022 Program.
Repurchased shares of common stock that have not been retired are recorded as “Treasury stock” on the Company’s unaudited Condensed Consolidated Balance Sheets. Upon retirement, the Company allocates the value of treasury stock between Additional paid-in capital and Retained earnings. During the nine months ended September 30, 2022, the Company retired 4,265,666 shares of common stock it had repurchased under the Programs. There were no shares of treasury stock outstanding as of September 30, 2022.

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

	September 30, 2022		December 31, 2021
	LLC Interests	Ownership %	LLC Interests	Ownership %
Shift4 Payments, Inc.	57,004,236	68.8%	56,449,833	68.2%
Continuing Equity Owners	25,829,016	31.2%	26,272,654	31.8%
Total	82,833,252	100.0%	82,722,487	100.0%
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
RSUs and PRSUs
RSUs represent the right to receive shares of the Company’s Class A common stock at a specified date in the future.
The RSU activity for the nine months ended September 30, 2022 was as follows:

	Nine Months Ended September 30, 2022
	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested balance at beginning of period	2,402,694	$43.28
Granted (a)	1,142,405	45.20
Vested	(650,437)	30.18
Forfeited or cancelled	(195,174)	55.23
Unvested balance at end of period	2,699,488	$48.22

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
The Company recognized equity-based compensation expense of $12.2 million and $38.4 million for the three and nine months ended September 30, 2022, respectively, and $6.3 million and $26.9 million for the three and nine months ended September 30, 2021, respectively. At September 30, 2022, the total unrecognized equity-based compensation expense related to outstanding RSUs and PRSUs was $102.1 million, which is expected to be recognized over a weighted-average period of 3.18 years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$46.4	$(13.8)	$48.2	$(60.3)
Less: Net income (loss) attributable to noncontrolling interests	3.3	(4.6)	2.3	(21.5)
Net income (loss) attributable to Shift4 Payments, Inc.	43.1	(9.2)	45.9	(38.8)
Adjustment to net income (loss) attributable to common stockholders	—	(0.1)	—	(0.6)
Net income (loss) attributable to common stockholders	$43.1	$(9.3)	$45.9	$(39.4)

Numerator - allocation of net income (loss) attributable to common stockholders:
Net income (loss) allocated to Class A common stock - basic	$40.2	$(8.2)	$42.6	$(33.5)
Reallocation of net income attributable to common stockholders from assumed conversion of LLC interests and assumed vesting of RSUs	4.1	—	3.2	—
Net income (loss) allocated to Class A common stock - diluted	$44.3	$(8.2)	$45.8	$(33.5)

Net income (loss) allocated to Class C common stock - basic	$2.9	$(1.1)	$3.3	$(5.9)
Reallocation of net income attributable to common stockholders from assumed conversion of LLC interests and assumed vesting of RSUs	(0.8)	—	(0.9)	—
Net income (loss) allocated to Class C common stock - diluted	$2.1	$(1.1)	$2.4	$(5.9)

Denominator:
Weighted average shares of Class A common stock outstanding - basic	51,502,825	49,692,599	51,804,935	46,251,576
Effect of dilutive securities:
LLC Interests	25,829,016	—	26,061,398	—
RSUs	469,505	—	613,208	—
Weighted average shares of Class A common stock outstanding - diluted	77,801,346	49,692,599	78,479,541	46,251,576

Weighted average shares of Class C common stock outstanding - basic and diluted	3,648,580	6,117,997	4,069,266	8,078,943

Net income (loss) per share - Basic:
Class A common stock	$0.78	$(0.17)	$0.82	$(0.72)
Class C common stock	$0.78	$(0.17)	$0.82	$(0.72)
Net income (loss) per share - Diluted:
Class A Common Stock	$0.57	$(0.17)	$0.58	$(0.72)
Class C Common Stock	$0.57	$(0.17)	$0.58	$(0.72)

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share, unit and per unit amounts)
The following were excluded from the calculation of diluted net income (loss) per share as the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
LLC Interests that convert into potential Class A common shares	—	27,115,975	—	28,806,699
RSUs and performance RSUs - employee	912,248	1,712,790	912,248	1,712,790
RSUs - non-employee directors	11,884	12,942	11,884	12,942
2025 Convertible Notes	—	46,130	—	49,281
Total	924,132	28,887,837	924,132	30,581,712
For the three and nine months ended September 30, 2022, the Company has excluded from the calculation of diluted net income per share the effect of the following:
•the conversion of the 2025 Convertible Notes and 2027 Convertible Notes, as the last reported sales price of the Company’s Class A common stock was not greater than or equal to 130% of the conversion price for 20 trading days during a period of 30 consecutive trading days prior to September 30, 2022, per the terms of the agreement, and
•shares of the Company’s Class A common stock to be issued in connection with the earnouts due to the former shareholders of The Giving Block, Online Payments Group, and certain restaurant technology partners. See Note 3 for more information about shares to be issued in connection with earnouts.
For the three and nine months ended September 30, 2021, the Company has excluded from the calculation of diluted net loss per share the effect of the conversion of the 2027 Convertible Notes, as the last reported sales price of the Company’s Class A common stock was not greater than or equal to 130% of the conversion price for 20 trading days during a period of 30 consecutive trading days prior to September 30, 2021, per the terms of the agreement.
The Company will pay in cash the $690.0 million principal of the 2025 Convertible Notes and the $632.5 million principal of the 2027 Convertible Notes with any excess to be paid or delivered in cash or shares of the Company’s Class A common stock or a combination of both at the Company’s election.
21.Supplemental Cash Flows Information
Supplemental cash flows disclosures and noncash information consisted of the following:

	Nine Months Ended September 30,
	2022	2021
Cash paid for interest	$14.0	$10.5
Cash paid for income taxes, net of refunds	0.4	0.4
Noncash investing activities
Shares and equity-based compensation awards issued in connection with acquisitions	95.8	26.3
Shares issued in connection with residual commission buyouts	36.6	—
Contingent consideration for acquisitions	82.0	—
Contingent consideration for residual commission buyouts	7.3	0.5
Cash consideration not yet paid in connection with residual commission buyouts	8.2	—
Equipment for lease	5.2	4.6
Shareholder loans transferred in connection with the acquisition of Online Payments Group	2.5	—
Capitalized software development costs	1.2	1.6
Noncash financing activities
Right-of-use assets obtained in exchange for operating lease liabilities	2.3	—
Right associated with Inspiration4 seat	—	2.1

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
The following table summarizes gross revenue by revenue type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Payments-based revenue (a)	$509.0	$346.9	$1,354.4	$887.6
Subscription and other revenues	38.3	30.9	101.5	80.5
Gross revenue	$547.3	$377.8	$1,455.9	$968.1

(a) For the three and nine months ended September 30, 2021, payments-based revenue includes nonrecurring payments of $22.4 million the Company made to merchants related to the TSYS outage, which are recorded as contra revenue and reflected as a reduction of payments-based revenue. See Note 4 for more information about the TSYS outage.

23.Subsequent Events
In preparing the unaudited condensed consolidated financial statements, the Company evaluated events and transactions occurring after September 30, 2022 for recognition and/or disclosure purposes. Based on this evaluation, there were no subsequent events from September 30, 2022 through the date the financial statements were issued.

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
Certain prior year items within this Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” have been updated as a result of the restatement of the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021, as described in further detail in Note 2 to the accompanying unaudited condensed consolidated financial statements and Part I, Item 4. “Controls and Procedures.”
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

Overview
We are a leading independent provider of payment acceptance and payment processing and technology solutions in the United States (“U.S.”) based on total volume of payments processed. We have also begun executing on our international expansion strategy, and we expect our international presence to continue to grow in the future. We have achieved our leadership position through decades of solving business and operational challenges facing our customers’ overall commerce needs. We distribute our services through our internal sales and support teams, as well as through our network of independent software vendors (“ISVs”) and value-added resellers (“VARs”). For our software partners, we offer a single integration to an end-to-end payments offering, a proprietary gateway and a robust suite of technology solutions to enhance the value of their software and simplify payment acceptance. For our merchants, we provide a seamless, unified consumer experience as an alternative to relying on multiple providers to accept card-based payments, while providing the digital tools necessary to provide their end-customers a seamless commerce experience.
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
We also offer innovative technology solutions that go beyond payment processing. Some of our solutions are developed in-house, such as business intelligence and POS software, while others are powered by our network of complementary third-party applications. Our focus on innovation, combined with our product-driven culture, enables us to create scalable technology solutions that benefit from an extensive library of intellectual property.
In addition to our internal sales and support teams, we have a partner-based distribution approach. We market and sell our solutions through a diversified network of thousands of software partners, which consists of ISVs and VARs. ISVs are technology providers that develop commerce-enabling software suites with which they can bundle our payments platform. VARs are organizations that provide distribution support for ISVs and act as trusted and localized service providers to merchants by providing them with software and services. Together, our ISVs and VARs provide us immense distribution scale and provide our merchants with front-line service and support.
Our end-to-end payments offering combines our payments platform, including our proprietary gateway and breadth of software integrations, and our suite of technology solutions to create a compelling value proposition for our merchants. Our end-to-end payment volume was $20.6 billion and $13.5 billion for the three months ended September 30, 2022 and 2021, respectively, and $50.9 billion and $33.3 billion for the nine months ended September 30, 2022 and 2021, respectively. This end-to-end payment volume contributed 69% and 67% of gross revenue less network fees for the three months ended September 30, 2022 and 2021, respectively, and 70% and 66% of gross revenue less network fees for the nine months ended September 30, 2022 and 2021, respectively.
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

Recent Developments
Launch of SkyTab POS
During the three months ended September 30, 2022, we launched SkyTab POS, our next-generation restaurant POS system. SkyTab POS includes sleek, cutting-edge hardware and powerful performance; robust functionality, including integrated online ordering and payment, contactless/QR code ordering and payment, and built-in marketing tools and loyalty programs; powerful management tools such as advanced reporting and analytics, remote menu management, and labor scheduling; and various mobile solutions.
Distribution Insourcing & Residual Commission Buyouts
During the three and nine months ended September 30, 2022, we completed $298.8 million and $311.7 million, respectively, of residual commission buyouts with certain third-party distribution partners, pursuant to which we acquired their ongoing merchant relationships that subscribe to our end-to-end payments platform. These amounts include $298.5 million in residual commission buyouts executed under our mass strategic buyout program completed in the three months ended September 30, 2022 in support of our strategic initiative to insource our sales distribution network. Total consideration for the residual commission buyouts was comprised of a combination of cash, shares of our Class A common stock, and contingent liability earnouts.
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
During the nine months ended September 30, 2022, we repurchased 3,887,191 shares of our Class A common stock for $184.4 million, including commissions paid, at an average price paid of $47.40 per share. During the three months ended September 30, 2022, we did not repurchase any shares of our Class A common stock. As of September 30, 2022, approximately $44.5 million remained available for future purchases under the Programs. See Note 17 to the accompanying unaudited condensed consolidated financial statements for more information.
Recent Acquisitions
Online Payments Group
On September 29, 2022, we acquired Online Payments Group for $125.9 million of total purchase consideration, net of cash acquired. Online Payments Group is European payment service provider with a world-class developer portal and checkout experience that we believe will accelerate our global eCommerce growth.
Restaurant Technology Partners
During the three months ended September 30, 2022, we acquired Pinnacle Hospitality Systems LLC (“Pinnacle”), FPOS Group, Inc. (“FPOS”), Retail Control Solutions, Inc. (“RCS”), and three other restaurant technology partners in separate transactions for $80.3 million of total purchase consideration, net of cash acquired.
These acquisitions enable the boarding of the restaurant technology partners’ customers on our end-to-end acquiring solution and empower our distribution partners to sign the restaurant technology partners’ customer accounts and leverage the combined expertise to handle all aspects of installation, service, and support.
The Giving Block
On February 28, 2022, we acquired The Giving Block for $106.9 million of total purchase consideration, net of cash acquired. The Giving Block is a cryptocurrency donation marketplace that we expect to accelerate our growth in the non-profit sector with significant cross-sell potential.
See Note 3 to the accompanying unaudited condensed consolidated financial statements for more information.

Pending Acquisitions
Finaro
On March 1, 2022, we entered into a definitive agreement to acquire Credorax, Inc. d/b/a Finaro (“Finaro”) for $200.0 million in cash on hand, 6,439,316 shares of our Class A common stock with a value of approximately $325.0 million as of March 1, 2022, determined by the volume weighted average price for the thirty trading days preceding the date of the agreement, and a performance-based earnout of up to $50.0 million in shares of our Class A common stock. Consummation of the merger is subject to regulatory approvals, which we expect to receive by the first quarter of 2023. Finaro is a cross-border eCommerce platform and bank specializing in solving complex payment problems for multi-national merchants that we believe will accelerate our growth in international markets.
Factors Impacting Our Business and Results of Operations
In general, our results of operations are impacted by factors such as the adoption of software solutions that are integrated with our payment solutions, continued investment in our core capabilities, ongoing pursuit of strategic acquisitions, and macro-level economic trends.
Increased adoption of software-integrated payments. We primarily generate revenue through fees assessed on end-to-end payment volume initiated through our internal sales team and our integrated software partners. These fees include volume-based payments, transaction fees and subscription fees for software and technology solutions. We expect to grow this volume by attracting new integrated software partners through our market-leading and innovative solutions. These integrated software partners have proven to be an effective and efficient way of acquiring new merchants and servicing these relationships.
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
Ability to attract and retain software partners. While we have been increasing the size and scope of our internal sales and support teams, our partner-based distribution approach remains a pillar of our Shift4 Model. We work with our software partners who rely on our suite of payment-related technology solutions to simplify the commerce needs of their end clients. Our ability to attract and retain our software partners impacts our future growth and our ability to service our existing base of merchants. To this end, it is critical we maintain our product leadership through continued investment in innovative technology solutions as a means to ensure we retain our current software partners while attracting new software partners.
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
Impact of international operations. We are subject to foreign exchange risk due to fluctuations in exchange rates between the U.S. dollar and the foreign currencies of countries in which we operate. Additionally, international operations expose us to additional risks and subject us to international laws and regulations.

Economic conditions and resulting consumer spending trends. Changes in macro-level consumer spending trends, including as a result of the COVID-19 pandemic, inflation, and consumer confidence, could affect the amount of volume processed on our platform, thus resulting in fluctuations in our quarterly reported revenue. Our quarterly revenue is also impacted by seasonal, consumer spending habit patterns, which historically have resulted in higher volumes and revenue being reported in our second and third fiscal quarters.
TSYS outage. On August 21, 2021, Total System Services, Inc. (“TSYS”), a Global Payments Company and an important vendor to us, experienced a significant platform outage that resulted in the disruption of payment processing for our merchants (“TSYS outage”). TSYS is utilized by many major credit card issuers and payment processors, which meant the impact of the outage was felt by many card-accepting merchants and cardholders across the nation. In response to the TSYS outage, we distributed payments to both merchants and partners in order to alleviate the impact of the outage on their businesses. The following paragraphs describe how these payments are reflected in our accompanying unaudited condensed consolidated financial statements and disclosures.
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
See Note 4 to the accompanying unaudited condensed consolidated financial statements for more information about the TSYS outage and Key performance indicators and non-GAAP measures for more information about Adjusted EBITDA and gross revenue less network fees.
Key Financial Definitions
The following briefly describes the components of revenue and expenses as presented in the accompanying unaudited Condensed Consolidated Statements of Operations.
Gross revenue consists primarily of payments-based revenue and subscription and other revenues:
Payments-based revenue includes fees for payment processing services and gateway services. Payment processing fees are primarily driven as a percentage of end-to-end payment volume. They may also have a fixed fee, a minimum monthly usage fee and a fee based on transactions. Gateway services, data encryption and tokenization fees are primarily driven by per transaction fees as well as monthly usage fees. In addition, the three and nine months ended September 30, 2021 include nonrecurring payments of $22.4 million we made to our merchants due to the TSYS outage, which were treated as contra revenue and as such reduced payments-based revenue.
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

Other costs of sales includes amortization of capitalized software development costs, capitalized software, acquired technology and capitalized customer acquisition costs. It also includes incentives and shipping and handling costs related to the delivery of devices. Capitalized software development costs are amortized using the straight-line method on a product-by-product basis over the estimated useful life of the software. Capitalized software, acquired technology and capitalized customer acquisition costs are amortized on a straight-line basis in accordance with our accounting policies. In addition, the three and nine months ended September 30, 2021 include nonrecurring payments of $2.3 million we made to our partners related to the TSYS outage.
General and administrative expenses consist primarily of compensation, benefits and other expenses associated with corporate management, finance, human resources, shared services, information technology and other activities.
Revaluation of contingent liabilities represents adjustments to the fair value of contingent liabilities associated with acquisitions and residual commission buyouts.
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
Change in TRA liability represents adjustments to the Tax Receivable Agreement (“TRA”) liability.
Interest expense consists of interest costs incurred on our borrowings and amortization of capitalized financing costs.
Income tax (provision) benefit represents federal, state and local taxes based on income in multiple domestic jurisdictions.
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

Comparison of Results for the Three Months Ended September 30, 2022 and 2021
The following table sets forth the consolidated statements of operations for the periods presented:

	Three Months Ended September 30,
(in millions)	2022	2021	$ change	% change
Payments-based revenue	$509.0	$346.9	$162.1	46.7%
Subscription and other revenues	38.3	30.9	7.4	23.9%
Gross revenue	547.3	377.8	169.5	44.9%
Network fees	(350.6)	(251.9)	(98.7)	39.2%
Other costs of sales (exclusive of depreciation and amortization expense shown separately below)	(61.0)	(61.5)	0.5	(0.8)%
General and administrative expenses	(74.1)	(48.1)	(26.0)	54.1%
Revaluation of contingent liabilities	36.9	—	36.9	NM
Depreciation and amortization expense (a)	(28.9)	(15.0)	(13.9)	92.7%
Professional fees	(10.4)	(3.3)	(7.1)	215.2%
Advertising and marketing expenses	(5.6)	(3.5)	(2.1)	60.0%
Restructuring expenses	(0.1)	(0.1)	—	—%
Income (loss) from operations	53.5	(5.6)	59.1	NM
Interest income	3.5	—	3.5	NM
Other income, net	—	0.2	(0.2)	NM
Change in TRA liability	(1.1)	—	(1.1)	NM
Interest expense	(8.3)	(7.4)	(0.9)	12.2%
Income (loss) before income taxes	47.6	(12.8)	60.4	NM
Income tax provision	(1.2)	(1.0)	(0.2)	20.0%
Net income (loss)	46.4	(13.8)	60.2	NM
Net income (loss) attributable to noncontrolling interests	3.3	(4.6)	7.9	NM
Net income (loss) attributable to Shift4 Payments, Inc.	$43.1	$(9.2)	$52.3	NM
We have changed the presentation of this table relative to prior periods to remove the “Gross profit” line item and update the “Other costs of sales” line item to indicate it is exclusive of depreciation and amortization expense shown separately for the three months ended September 30, 2022 and 2021.
(a)Depreciation and amortization expense includes depreciation of equipment under lease of $8.2 million and $5.8 million for the three months ended September 30, 2022 and 2021, respectively.
Results for the three months ended September 30, 2021 include nonrecurring payments of $22.4 million we made to our merchants and $2.3 million we made to our software partners due to the TSYS outage. An additional $0.4 million of associated costs were incurred as a result of the outage. The TSYS outage payments and associated costs, which did not impact our results for the three months ended September 30, 2022, had the following impact on our results in our unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2021:
•$22.4 million decrease to Payments-based revenue and Gross revenue;
•$2.3 million increase to Other costs of sales; and
•$25.1 million decrease to Loss from operations and Net loss.
See Factors Impacting Our Business and Results of Operations above and Note 4 to the accompanying unaudited condensed consolidated financial statements for more information about the TSYS outage.
Gross revenue
Gross revenue was $547.3 million for the three months ended September 30, 2022, compared to $377.8 million for the three months ended September 30, 2021, an increase of $169.5 million or 44.9%. Gross revenue is comprised of payments-based revenue and subscription and other revenues. Gross revenue for the three months ended September 30, 2021 includes $22.4 million in payments we made to merchants as a result of the TSYS outage, which were recorded as contra revenue.

Payments-based revenue was $509.0 million for the three months ended September 30, 2022, compared to $346.9 million for the three months ended September 30, 2021, an increase of $162.1 million or 46.7%. The increase in payments-based revenue was primarily driven by the increase in end-to-end payment volume of $7.1 billion, or 52.9%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, in addition to $22.4 million in payments we made to merchants in the third quarter of 2021 as a result of the TSYS outage, which were recorded as contra revenue.
Subscription and other revenues were $38.3 million for the three months ended September 30, 2022, compared to $30.9 million for the three months ended September 30, 2021, an increase of $7.4 million or 23.9%. The increase in subscription and other revenues was primarily driven by acquisitions, which collectively contributed $4.7 million more to subscription and other revenues in the three months ended September 30, 2022, compared to the three months ended September 30, 2021. In addition, hardware sales increased $2.9 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021.
Network fees
Network fees were $350.6 million for the three months ended September 30, 2022, compared to $251.9 million for the three months ended September 30, 2021, an increase of $98.7 million or 39.2%. This increase is correlated with the increase in end-to-end payment volume as described above.
Gross revenue less network fees was $196.7 million for the three months ended September 30, 2022, compared to $148.3 million for the three months ended September 30, 2021, an increase of $48.4 million or 32.6%. For the three months ended September 30, 2021, gross revenue less network fees excludes the $22.4 million impact of the TSYS outage to gross revenue. The increase in gross revenue less network fees was largely correlated with the increase in end-to-end payment volume. See “Key Performance Indicators and Non-GAAP Measures” below for a reconciliation of gross profit to gross revenue less network fees.
Other costs of sales
Other costs of sales was $61.0 million for the three months ended September 30, 2022, compared to $61.5 million for the three months ended September 30, 2021, a decrease of $0.5 million, or 0.8%. This decrease was primarily driven by:
•lower residual commissions, which decreased other costs of sales $7.3 million, primarily driven by the impact of residual commission buyouts completed during the third quarter of 2022; and
•payments to partners of $2.3 million due to the TSYS outage, which increased other costs of sales in the three months ended September 30, 2021 and were nonrecurring in nature;
partially offset by:
•higher equipment sales, which increased other costs of sales by $2.9 million;
•higher capitalized software development amortization, which increased other costs of sales $2.0 million;
•acquisitions, which collectively increased other costs of sales $1.5 million; and
•higher capitalized customer acquisition cost amortization, which increased other costs of sales $1.2 million, related to deal bonuses paid to third-party distribution partners to obtain processing contracts.
General and administrative expenses
General and administrative expenses were $74.1 million for the three months ended September 30, 2022, compared to $48.1 million for the three months ended September 30, 2021, an increase of $26.0 million or 54.1%. The increase was primarily driven by higher compensation and other employee-related expenses of $14.7 million in the three months ended September 30, 2022, compared to the three months ended September 30, 2021, as a result of our continued growth and expansion. In addition, our acquisitions collectively increased general and administrative expenses $6.0 million in the three months ended September 30, 2022.
Revaluation of contingent liabilities
Revaluation of contingent liabilities of $36.9 million for the three months ended September 30, 2022 is driven by a decrease in the contingent liability for The Giving Block in the three months ended September 30, 2022.

Depreciation and amortization expense
Depreciation and amortization expense was $28.9 million for the three months ended September 30, 2022, compared to $15.0 million for the three months ended September 30, 2021, an increase of $13.9 million or 92.7%. The increase was primarily driven by higher amortization of intangible assets of $10.5 million due to the significant residual commission buyouts completed in the three months ended September 30, 2022. In addition, depreciation and amortization expense increased due to higher depreciation for equipment under lease of $2.5 million in the three months ended September 30, 2022, compared to the three months ended September 30, 2021. Acquisitions collectively increased depreciation and amortization expense $0.8 million in the three months ended September 30, 2022.
Professional fees
Professional fees were $10.4 million for the three months ended September 30, 2022, compared to $3.3 million for the three months ended September 30, 2021, an increase of $7.1 million or 215.2%. The increase was primarily driven by higher acquisition-related costs.
Advertising and marketing expenses
Advertising and marketing expenses were $5.6 million for the three months ended September 30, 2022, compared to $3.5 million for the three months ended September 30, 2021, an increase of $2.1 million or 60.0%. The increase was primarily driven by our 4WARD conference held in the third quarter 2022 and an increase in sponsorship expenses, partially offset by $1.6 million of costs associated with the Inspiration4 seat in the three months ended September 30, 2021 that were nonrecurring in nature.
Interest income
Interest income was $3.5 million for the three months ended September 30, 2022, consisting primarily of interest income earned on our cash and cash equivalents. We had immaterial interest income for the three months ended September 30, 2021.
Change in TRA liability
The change in TRA liability resulted in $1.1 million of expense for the three months ended September 30, 2022. There was no corresponding expense for the three months ended September 30, 2021. See Note 13 in the notes to the accompanying unaudited condensed consolidated financial statements for more information on the TRA.
Interest expense
Interest expense was $8.3 million for the three months ended September 30, 2022, compared to $7.4 million for the three months ended September 30, 2021, an increase of $0.9 million or 12.2%. The increase was primarily driven by higher amortization of capitalized financing fees.
Income tax provision
The effective tax rate for the three months ended September 30, 2022 was 2.5%, compared to the effective tax rate for the three months ended September 30, 2021 of 7.8%.
The effective tax rate for the three months ended September 30, 2022 and 2021 was different than the U.S. federal statutory income tax rate of 21% primarily due to the income allocated to the noncontrolling interest, the full valuation allowances on Shift4 Payments, Inc. and certain corporate subsidiaries in the U.S., and the nontaxable adjustment related to the revaluation of contingent liabilities for The Giving Block.
Net income (loss) attributable to noncontrolling interests
Net income attributable to noncontrolling interests of Shift4 Payments, LLC was $3.3 million for the three months ended September 30, 2022, compared to a net loss attributable to noncontrolling interests of $4.6 million for the three months ended September 30, 2021.

Comparison of Results for the Nine Months Ended September 30, 2022 and 2021
The following table sets forth the consolidated statements of operations for the periods presented:

	Nine Months Ended September 30,
(in millions)	2022	2021	$ change	% change
Payments-based revenue	$1,354.4	$887.6	$466.8	52.6%
Subscription and other revenues	101.5	80.5	21.0	26.1%
Gross revenue	1,455.9	968.1	487.8	50.4%
Network fees	(927.8)	(608.4)	(319.4)	52.5%
Other costs of sales (exclusive of depreciation and amortization expense shown separately below)	(202.0)	(165.4)	(36.6)	22.1%
General and administrative expenses	(198.6)	(153.1)	(45.5)	29.7%
Revaluation of contingent liabilities	37.2	(0.2)	37.4	NM
Depreciation and amortization expense (a)	(62.9)	(45.9)	(17.0)	37.0%
Professional fees	(24.3)	(13.0)	(11.3)	86.9%
Advertising and marketing expenses	(11.2)	(26.1)	14.9	(57.1)%
Restructuring expenses	(0.2)	(0.2)	—	—%
Transaction-related expenses	(1.4)	—	(1.4)	NM
Income (loss) from operations	64.7	(44.2)	108.9	NM
Loss on extinguishment of debt	—	(0.2)	0.2	NM
Interest income	4.9	—	4.9	NM
Other income, net	0.3	0.2	0.1	50.0%
Change in TRA liability	(1.1)	—	(1.1)	NM
Interest expense	(24.6)	(20.2)	(4.4)	21.8%
Income (loss) before income taxes	44.2	(64.4)	108.6	NM
Income tax benefit	4.0	4.1	(0.1)	(2.4)%
Net income (loss)	48.2	(60.3)	108.5	NM
Net income (loss) attributable to noncontrolling interests	2.3	(21.5)	23.8	NM
Net income (loss) attributable to Shift4 Payments, Inc.	$45.9	$(38.8)	$84.7	NM
We have changed the presentation of this table relative to prior periods to remove the “Gross profit” line item and update the “Other costs of sales” line item to indicate it is exclusive of depreciation and amortization expense shown separately for the nine months ended September 30, 2022 and 2021.
(a)Depreciation and amortization expense includes depreciation of equipment under lease of $22.6 million and $15.4 million for the nine months ended September 30, 2022 and 2021, respectively.
Results for the nine months ended September 30, 2021 include nonrecurring payments of $22.4 million we made to our merchants and $2.3 million we made to our software partners due to the TSYS outage. An additional $0.4 million of associated costs were incurred as a result of the outage. The TSYS outage payments and associated costs, which did not impact our results for the nine months ended September 30, 2022, had the following impact on our results in our unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2021:
•$22.4 million decrease to Payments-based revenue and Gross revenue;
•$2.3 million increase to Other costs of sales; and
•$25.1 million decrease to Loss from operations and Net loss.
See Factors Impacting Our Business and Results of Operations above and Note 4 to the accompanying unaudited condensed consolidated financial statements for more information about the TSYS outage
Gross revenue
Gross revenue was $1,455.9 million for the nine months ended September 30, 2022, compared to $968.1 million for the nine months ended September 30, 2021, an increase of $487.8 million or 50.4%. Gross revenue is comprised of payments-based revenue and subscription and other revenues. The nine months ended September 30, 2021 includes $22.4 million in payments we made to merchants as a result of the TSYS outage, which were recorded as contra revenue.

Payments-based revenue was $1,354.4 million for the nine months ended September 30, 2022, compared to $887.6 million for the nine months ended September 30, 2021, an increase of $466.8 million or 52.6%. The increase in payments-based revenue was primarily driven by the increase in end-to-end payment volume of $17.6 billion, or 52.9%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, in addition to $22.4 million in payments we made to merchants in the third quarter of 2021 as a result of the TSYS outage, which were recorded as contra revenue.
Subscription and other revenues were $101.5 million for the nine months ended September 30, 2022, compared to $80.5 million for the nine months ended September 30, 2021, an increase of $21.0 million or 26.1%. The increase in subscription and other revenues was driven primarily by acquisitions, which collectively contributed $18.1 million more to subscription and other revenues in the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021.
Network fees
Network fees were $927.8 million for the nine months ended September 30, 2022, compared to $608.4 million for the nine months ended September 30, 2021, an increase of $319.4 million or 52.5%. This increase is correlated with the increase in end-to-end payment volume as described above.
Gross revenue less network fees was $528.1 million for the nine months ended September 30, 2022, compared to $382.1 million for the nine months ended September 30, 2021, an increase of $146.0 million or 38.2%. For the nine months ended September 30, 2021, gross revenue less network fees excludes the $22.4 million impact of the TSYS outage to gross revenue. The increase in gross revenue less network fees was largely correlated with the increase in end-to-end payment volume. See “Key Performance Indicators and Non-GAAP Measures” below for a reconciliation of gross profit to gross revenue less network fees.
Other costs of sales
Other costs of sales was $202.0 million for the nine months ended September 30, 2022, compared to $165.4 million for the nine months ended September 30, 2021, an increase of $36.6 million, or 22.1%. This increase was primarily driven by:
•higher residual commissions, which increased other costs of sales $21.8 million, were driven by the growth in gross revenue less network fees, partially offset by the impact of residual commission buyouts;
•acquisitions, which collectively increased other costs of sales $8.4 million;
•higher variable costs associated with processing fees of $4.1 million;
•higher capitalized software development amortization, which increased other costs of sales $3.8 million; and
•higher capitalized customer acquisition cost amortization, which increased other costs of sales $3.6 million, related to deal bonuses paid to third-party distribution partners to obtain processing contracts;
partially offset by:
•higher than normal chargeback losses during the nine months ended September 30, 2021 driven by the business failure of one merchant causing $5.5 million in estimated unrecoverable chargeback transactions in 2021; and
•payments to partners of $2.3 million due to the TSYS outage, which increased other costs of sales in the nine months ended September 30, 2021 and were nonrecurring in nature.
General and administrative expenses
General and administrative expenses were $198.6 million for the nine months ended September 30, 2022, compared to $153.1 million for the nine months ended September 30, 2021, an increase of $45.5 million or 29.7%. The increase was primarily driven by higher compensation and other employee-related expenses of $21.7 million and higher insurance expenses of $2.8 million compared to the nine months ended September 30, 2021, as a result of our continued growth and expansion. In addition, our acquisitions collectively increased general and administrative expenses $13.5 million in the nine months ended September 30, 2022.
Revaluation of contingent liabilities
Revaluation of contingent liabilities of $37.2 million for the nine months ended September 30, 2022 is driven by a decrease in the contingent liability for The Giving Block in the nine months ended September 30, 2022.

Depreciation and amortization expense
Depreciation and amortization expense was $62.9 million for the nine months ended September 30, 2022, compared to $45.9 million for the nine months ended September 30, 2021, an increase of $17.0 million or 37.0%. The increase was primarily driven by higher amortization of intangible assets of $7.6 million due to the significant residual commission buyouts completed in the third quarter of 2022 and higher depreciation for equipment under lease of $7.2 million in the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. In addition, our acquisitions collectively increased depreciation and amortization expense $2.0 million in the nine months ended September 30, 2022.
Professional fees
Professional fees were $24.3 million for the nine months ended September 30, 2022, compared to $13.0 million for the nine months ended September 30, 2021, an increase of $11.3 million or 86.9%. The increase was primarily due to higher acquisition-related costs.
Advertising and marketing expenses
Advertising and marketing expenses were $11.2 million for the nine months ended September 30, 2022, compared to $26.1 million for the nine months ended September 30, 2021, a decrease of $14.9 million or 57.1%. The decrease was primarily driven by expenses in the nine months ended September 30, 2021 related to the integration of 3dcart and its rebranding as Shift4Shop and $3.7 million of costs associated with the Inspiration4 seat that were nonrecurring in nature. In February 2021, the Company accepted the transfer of the right to select a participant for one seat on board Inspiration4, the first all-civilian mission to space, from the Founder, who was also the commander of the mission. The Company incurred a significant amount of nonrecurring expenses to integrate, rebrand and promote 3dcart to Shift4Shop in conjunction with the Inspiration4 announcement. This was partially offset by acquisitions, which collectively increased advertising and marketing expenses $2.5 million in the nine months ended September 30, 2022, in addition to our 4WARD conference held in the third quarter 2022 and an increase in sponsorship expenses.
Transaction-related expenses
Transaction-related expenses were $1.4 million for the nine months ended September 30, 2022. These expenses were associated with a consent solicitation for the 2026 Senior Notes in March 2022. See Note 10 in the notes to the accompanying unaudited condensed consolidated financial statements for more information.
Interest income
Interest income was $4.9 million for the nine months ended September 30, 2022, consisting primarily of interest income earned on our cash and cash equivalents. We had immaterial interest income for the nine months ended September 30, 2021.
Change in TRA liability
The change in TRA liability resulted in $1.1 million of expense for the nine months ended September 30, 2022. There was no corresponding expense for the nine months ended September 30, 2021. See Note 13 in the notes to the accompanying unaudited condensed consolidated financial statements for more information on the TRA.
Interest expense
Interest expense was $24.6 million for the nine months ended September 30, 2022, compared to $20.2 million for the nine months ended September 30, 2021, an increase of $4.4 million or 21.8%. The increase in interest expense was primarily driven by the issuance of the Convertible Senior Notes due 2027 (“2027 Convertible Notes”) in July 2021, as well as higher amortization of capitalized financing fees during the nine months ended September 30, 2022.

Income tax benefit (provision)
The effective tax rate for the nine months ended September 30, 2022 was (9.0)%, compared to the effective tax rate for the nine months ended September 30, 2021 of (6.4)%.
The effective tax rate for the nine months ended September 30, 2022 was different than the U.S. federal statutory income tax rate of 21% primarily due to the income allocated to the noncontrolling interest, the full valuation allowances on Shift4 Payments, Inc. and certain corporate subsidiaries in the U.S., the nontaxable adjustment related to the revaluation of contingent liabilities for The Giving Block, and a $6.4 million income tax benefit related to the valuation allowance release due to acquired deferred tax liabilities from The Giving Block. The effective tax rate for the nine months ended September 30, 2021 was different than the U.S. federal statutory income tax rate of 21% primarily due to the loss allocated to the noncontrolling interest, the full valuation allowances on Shift4 Payments, Inc. and certain corporate subsidiaries in the U.S., and the tax windfall related to vested equity-based compensation awards.
Net income (loss) attributable to noncontrolling interests
Net income attributable to noncontrolling interests of Shift4 Payments, LLC was $2.3 million for the nine months ended September 30, 2022, compared to net loss of $21.5 million for the nine months ended September 30, 2021.
Key Performance Indicators and Non-GAAP Measures
The following table sets forth our key performance indicators and non-GAAP measures for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
End-to-end payment volume	$20,579.4	$13,457.2	$50,873.4	$33,277.9
Gross revenue less network fees	196.7	148.3	528.1	382.1
EBITDA	95.0	20.4	165.5	32.6
Adjusted EBITDA	85.4	55.8	195.3	123.2
End-to-end payment volume
End-to-end payment volume is defined as the total dollar amount of payments that we deliver for settlement on behalf of our merchants. Included in end-to-end volume are dollars routed via our international payments platform and alternative payment methods, including cryptocurrency donations, plus volume we route to one or more third party merchant acquirers on behalf of strategic enterprise merchant relationships. This volume does not include volume processed through our legacy gateway-only offering.
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
Gross revenue less network fees represents a key performance metric that management uses to measure changes in the mix and value derived from our customer base as we continue to execute our strategy to expand our reach to serve larger, complex merchants. For the three and nine months ended September 30, 2021, gross revenue less network fees excludes the impact of the payments to merchants, included in “Gross revenue,” and payments to partners and associated expenses due to the TSYS outage, included in “Cost of sales” in our unaudited Condensed Consolidated Statements of Operations. These are nonrecurring payments that occurred outside of our day-to-day operations, and we have excluded them in order to provide more useful information to investors in the evaluation of our performance period-over-period.
Adjusted EBITDA is the primary financial performance measure used by management to evaluate its business and monitor results of operations. Adjusted EBITDA represents EBITDA further adjusted for certain non-cash and other nonrecurring items that management believes are not indicative of ongoing operations. These adjustments include the TSYS outage and associated costs, acquisition, restructuring and integration costs, revaluation of contingent liabilities, change in TRA liability, equity-based compensation expense, and other nonrecurring items. The financial impact of certain elements of these activities is often large relative to the Company’s overall financial performance and can adversely affect the comparability of our operating results and investors’ ability to analyze the business from period to period.

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
Gross revenue less network fees:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Gross revenue	$547.3	$377.8	$1,455.9	$968.1
Less: Network fees	(350.6)	(251.9)	(927.8)	(608.4)
Less: Other costs of sales (exclusive of depreciation of equipment under lease)	(61.0)	(61.5)	(202.0)	(165.4)
	135.7	64.4	326.1	194.3
Less: Depreciation of equipment under lease	(8.2)	(5.8)	(22.6)	(15.4)
Gross profit (a) (b) (c)	$127.5	$58.6	$303.5	$178.9

Gross profit (a) (b) (c)	$127.5	$58.6	$303.5	$178.9
Add back: Other costs of sales (b)	61.0	61.5	202.0	165.4
Add back: Depreciation of equipment under lease	8.2	5.8	22.6	15.4
Add back: TSYS outage payments (c)	—	22.4	—	22.4
Gross revenue less network fees	$196.7	$148.3	$528.1	$382.1

(a) The calculation of gross profit relative to prior periods was revised to include depreciation of equipment under lease. The table reflects the calculation of gross profit for all periods presented, including the differences from previously reported gross profit metrics that had excluded depreciation of equipment under lease.
(b) The three and nine months ended September 30, 2021 include $2.3 million of nonrecurring payments to partners related to the TSYS outage. See Factors Impacting Our Business and Results of Operations above and Note 4 to the accompanying unaudited condensed consolidated financial statements for more information about the TSYS outage.

(c) The three and nine months ended September 30, 2021 include $22.4 million of nonrecurring payments to merchants related to the TSYS outage. See Factors Impacting Our Business and Results of Operations above and Note 4 to the accompanying unaudited condensed consolidated financial statements for more information about the TSYS outage.

EBITDA and Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Net income (loss)	$46.4	$(13.8)	$48.2	$(60.3)
Interest expense	8.3	7.4	24.6	20.2
Interest income	(3.5)	—	(4.9)	—
Income tax provision (benefit)	1.2	1.0	(4.0)	(4.1)
Depreciation and amortization expense	42.6	25.8	101.6	76.8
EBITDA	95.0	20.4	165.5	32.6
Acquisition, restructuring and integration costs (a)	13.0	4.0	23.5	32.8
Revaluation of contingent liabilities (b)	(36.9)	—	(37.2)	0.2
Change in TRA liability (c)	1.1	—	1.1	—
Equity-based compensation (d)	12.3	6.6	39.1	32.0
TSYS outage payments and associated costs (e)	—	25.1	—	25.1
Other nonrecurring items (f)	0.9	(0.3)	3.3	0.5
Adjusted EBITDA	$85.4	$55.8	$195.3	$123.2

(a) For the three months ended September 30, 2022, primarily consisted of $10.3 million of acquisition-related costs and a signing bonus of $2.0 million to our Chief Financial Officer. For the three months ended September 30, 2021, primarily consisted of $2.0 million of acquisition-related costs and $1.6 million of costs associated with the Inspiration4 seat. For the nine months ended September 30, 2022, primarily consisted of $19.1 million of acquisition-related costs, a signing bonus of $2.0 million to our Chief Financial Officer, and $1.4 million of transaction-related expenses associated with a consent solicitation for the 2026 Senior Notes in March 2022. For the nine months ended September 30, 2021, primarily consisted of $20.4 million of expenses related to the integration of 3dcart and its rebranding as Shift4Shop, $6.3 million of acquisition-related costs, and $3.7 million of costs associated with the Inspiration4 seat.

(b) Represents the change in the valuation of the contingent liability for The Giving Block.
(c) Represents adjustments to the TRA liability. See Note 13 in the notes to the accompanying unaudited condensed consolidated financial statements for more information on the TRA.
(d) Represents equity-based compensation expense for RSUs, including employer taxes for vested RSUs. See Note 19 in the notes to the accompanying unaudited condensed consolidated financial statements for more information on equity-based compensation.

(e) The three and nine months ended September 30, 2021 include nonrecurring payments of $22.4 million that we made to merchants and $2.3 million that we made to partners related to the TSYS outage, and other expenses incurred associated with the TSYS outage of $0.4 million. See Factors Impacting Our Business and Results of Operations above and Note 4 to the accompanying unaudited condensed consolidated financial statements for more information about the TSYS outage.

(f) For the three months ended September 30, 2022, primarily consisted of a $0.5 million donation and $0.4 million of nonrecurring advertising and marketing expenses. For the nine months ended September 30, 2022, primarily consisted of $1.1 million of costs associated with an internal processing system disruption that required technical remediation, $0.8 million of nonrecurring advertising and marketing expenses, $0.5 million of legal and professional fees for one-time matters, a $0.5 million donation and $0.4 million of costs associated with an early retirement initiative completed in the first quarter of 2022.

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

The following table sets forth summary cash flow information for the periods presented.

	Nine Months Ended September 30,
(in millions)	2022	2021
Net cash provided by operating activities (a)	$135.9	$6.3
Net cash used in investing activities (a)	(483.0)	(142.7)
Net cash (used in) provided by financing activities	(211.4)	496.7
Effect of exchange rate changes on cash and cash equivalents	(0.3)	—
Change in cash and cash equivalents	$(558.8)	$360.3
(a) Amounts are restated for the nine months ended September 30, 2021. See Note 2 in the notes to the accompanying unaudited condensed consolidated financial statements for more information.
Operating activities
Net cash provided by operating activities consists of net income (loss) adjusted for certain non-cash items and changes in other assets and liabilities.
For the nine months ended September 30, 2022, net cash provided by operating activities of $135.9 million was primarily a result of:
•net income of $48.2 million adjusted for non-cash expenses, including depreciation and amortization of $101.6 million, equity-based compensation of $38.4 million, and revaluation of contingent liabilities of $(37.2) million;
partially offset by:
•an impact from working capital of $(24.5) million, which includes $19.9 million of additional funds deposited in our sponsor bank merchant settlement account to facilitate gross card transaction deposits for those customers we bill on a monthly, versus a daily basis, and $19.4 million of capitalized customer acquisition costs.
For the nine months ended September 30, 2021, net cash provided by operating activities of $6.3 million was primarily a result of:
•net loss of $60.3 million, which includes $25.1 million of nonrecurring payments to our merchants and partners due to the TSYS outage and associated costs incurred in the third quarter of 2021, adjusted for non-cash expenses, including depreciation and amortization of $76.8 million, equity-based compensation of $26.9 million, and provision for bad debts of $10.3 million;
partially offset by:
•an impact from working capital of $(48.6) million, which is primarily a result of $25.3 million of funds deposited in our sponsor bank merchant settlement account to facilitate gross card transaction deposits for those customers we bill on a monthly, versus a daily basis and $19.3 million of capitalized customer acquisition costs.
Investing activities
Net cash used in investing activities includes cash paid for acquisitions, purchases of future commission streams of our software partners, purchases of property, plant and equipment, purchases of equipment to be leased, capitalized software development costs, and investments in non-marketable securities.
Net cash used in investing activities was $483.0 million for the nine months ended September 30, 2022, an increase of $340.3 million compared to net cash used in investing activities of $142.7 million for the nine months ended September 30, 2021. This increase was primarily the result of:
•higher residual commission buyouts of $263.8 million as a result of our mass strategic buyout program completed in the three months ended September 30, 2022 in support of our strategic initiative to insource our sales distribution network;
•the acquisition of Online Payments Group in September 2022 for $125.9 million in aggregate purchase consideration, including $62.8 million in cash, net of cash acquired of $11.3 million;
•the acquisitions of Pinnacle, FPOS, RCS, and three other restaurant technology partners between July and August 2022 for $80.3 million in aggregate purchase consideration, including $59.9 million in cash, net of cash acquired of $3.2 million;

•the acquisition of The Giving Block in March 2022 for $106.9 million in aggregate purchase consideration, including $12.6 million in cash, net of cash acquired of $4.2 million; and
•higher capitalized software development costs of $18.7 million;
partially offset by:
•the acquisition of VenueNext in March 2021 for $68.5 million in aggregate purchase consideration, including $40.6 million in cash, net of cash acquired of $1.6 million;
•the investment in SpaceX of $27.5 million in the nine months ended September 30, 2021; and
•the acquisition of Postec in September 2021 for $14.0 million, net of cash acquired of $1.7 million.
Financing activities
Net cash used in financing activities was $211.4 million for the nine months ended September 30, 2022, a decrease of $708.1 million, compared to net cash provided by financing activities of $496.7 million for the nine months ended September 30, 2021. This decrease was primarily the result of:
•the net proceeds from the 2027 Convertible Notes during the nine months ended September 30, 2021 of $617.7 million;
•payments for the repurchase of common stock of $185.9 million during the nine months ended September 30, 2022 pursuant to the Programs; and
•payments associated with solicitation for the 2026 Senior Notes in March 2022 of $4.5 million;
partially offset by:
•lower employee taxes paid on vested RSUs of $99.1 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily the result of RSUs that vested in the nine months ended September 30, 2021 related to our IPO.
Convertible Notes, Senior Notes and Revolving Credit Facility
As of September 30, 2022 and December 31, 2021, we had $1,772.5 million total principal amount of debt outstanding, including $690.0 million of the Convertible Senior Notes due 2025 (“2025 Convertible Notes”), $632.5 million of 2027 Convertible Notes and $450.0 million of 2026 Senior Notes. See Note 10 to the accompanying unaudited condensed consolidated financial statements for more information about our debt.
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
Revolving Credit Facility
The Revolving Credit Facility has a borrowing capacity of $99.5 million, net of a $0.5 million letter of credit. As of September 30, 2022, we had no outstanding borrowings under the Revolving Credit Facility.
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
In the nine months ended September 30, 2022, we repurchased 3,887,191 shares of Class A common stock for $184.4 million, including commissions paid, at an average price paid of $47.40 per share. As of September 30, 2022, approximately $44.5 million remained available for future purchases under the June 2022 Program. See Note 17 in the notes to the accompanying unaudited condensed consolidated financial statements for more information.

Cash Requirements
Our material cash requirements include the following contractual obligations.
Debt
As of September 30, 2022, we had $1,772.5 million of fixed rate debt outstanding with maturities beginning in 2025. Future interest payments associated with the outstanding debt total $109.5 million, with $24.0 million payable within twelve months.
Leases
As of September 30, 2022, we are obligated under non-cancellable operating leases for our premises, which expire through November 2030. Rent expense incurred under operating leases, which totaled $3.9 million for the nine months ended September 30, 2022, is included in “General and administrative expenses” in our accompanying unaudited Condensed Consolidated Statements of Operations.
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
As of September 30, 2022, we had approximately $1,772.5 million of fixed rate debt outstanding pursuant to the Notes, with a fair value of $1,501.1 million, none of which was subject to an interest rate hedge. Since these Notes bear interest at fixed rates, they do not result in any financial statement risk associated with changes in interest rates. However, the fair value of these Notes fluctuates when interest rates change.
We also have a Revolving Credit Facility available to us with available borrowing capacity of $99.5 million, net of a $0.5 million letter of credit. We are obligated to pay interest on loans under the Revolving Credit Facility as well as other customary fees, including an upfront fee and an unused commitment fee based on our debt rating. Borrowings under the Revolving Credit Facility, if any, bear interest at floating rates. As a result, we are exposed to the risk related to fluctuations in interest rate to the extent of our borrowings. As of September 30, 2022 and December 31, 2021, we had no amounts outstanding under the Revolving Credit Facility. See “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2. of this Quarterly Report on Form 10-Q and Note 10 in the notes to the accompanying unaudited condensed consolidated financial statements for more information.

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
Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2022, due to the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective at the reasonable assurance level. In light of the material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted principles. Accordingly, management concluded that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for each of the periods presented.
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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are, from time to time, party to various claims and legal proceedings arising out of our ordinary course of business, but we do not believe that any of these existing claims or proceedings will have a material effect on our business, consolidated financial condition or results of operations.
ITEM 1A. RISK FACTORS
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks described under the heading “Risk Factors” in Part I, Item 1A. of our 2021 Form 10-K/A, the other information in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes, as well as our other public filings with the SEC, before deciding to invest in our Class A common stock. There have been no material changes to the Company’s risk factors previously disclosed in our 2021 Form 10-K/A. The occurrence of any of the events described therein could harm our business, financial condition, results of operations, liquidity or prospects. In such an event, the market price of our Class A common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.
INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Shift4 Payments, Inc.	S-8	333-239042	4.1	06/09/2020

3.2	Amended and Restated By-Laws of Shift4 Payments, Inc.	S-8	333-239042	4.2	06/09/2020

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock.	S-1/A	333-238307	4.1	06/01/2020

4.2	Indenture, by and among Shift4 Payments, LLC, Shift4 Payments Finance Sub, Inc. the subsidiary guarantors named therein and U.S. Bank National Association, as trustee, dated October 29, 2020 (and Form of Global Note).	8-K	001-39313	4.1	10/29/2020

4.3	Indenture, dated as of December 7, 2020, between Shift4 Payments, Inc. and U.S. Bank National Association, as trustee (and Form of Global Note).	8-K	001-39313	4.1	12/07/2020

4.4	Indenture, dated as of July 26, 2021, between Shift4 Payments, Inc. and U.S. Bank National Association, as trustee (and Form of Global Note).	8-K	001-39313	4.1	07/26/2021

4.5	Fourth Supplemental Indenture dated March 16, 2022, 4.625% Senior Notes due 2026.	10-Q	001-39313	4.5	05/06/2022

10.1	Employment Agreement, by and between Shift4 Payments, Inc. and Nancy Disman, dated August 3, 2022.					*

10.2	Separation Agreement, by and between Shift4 Payments, Inc. and Bradley Herring, dated August 3, 2022.					*

31.1	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*

104	Cover Page Interactive Data File (formatting as Inline XBRL and contained in Exhibit 101).					*

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