Form 10-K
period 2022-12-31
Shift4 Payments, Inc.
filed 2023-03-01
CIK 1794669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________
FORM 10-K
_________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Yes ☐ No ☒
The aggregate market value of the registrant’s Class A common stock held by non-affiliates, based on the closing sale price as reported on the New York Stock Exchange on June 30, 2022, the last business day of the registrant’s most recent completed second fiscal quarter, was approximately $1.6 billion. As of February 23, 2023, there were 54,983,288 shares of the registrant’s Class A common stock, $0.0001 par value per share, outstanding, 25,829,016 shares of the registrant’s Class B common stock, $0.0001 par value per share, outstanding and 2,090,706 shares of the registrant’s Class C common stock, $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Specifically identified portions of the registrant’s proxy statement for the 2023 annual meeting of stockholders, which will be filed no later than 120 days after the close of the registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this report.

SHIFT4 PAYMENTS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (“the Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). All statements other than statements of historical fact contained in this Annual Report, including, without limitation, statements relating to our future results of operations and financial position, business strategy and plans, objectives of management for future operations, including, among others, statements regarding expected growth, future capital expenditures and debt service obligations, and the anticipated impact of COVID-19 on our business are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
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

SUMMARY RISK FACTORS
Our business is subject to numerous risks and uncertainties, including those described in Part I Item 1A. “Risk Factors” in this Annual Report. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:
•substantial and increasingly intense competition worldwide in the financial services, payments and payment technology industries may adversely affect our overall business and operations;
•potential changes in the competitive landscape, including disintermediation from other participants in the payments chain, could harm our business;
•global economic, political and other conditions may adversely affect trends in consumer, business and government spending, which may adversely impact the demand for our services and our revenue and profitability;
•we are exposed to inflation, which could negatively affect our business, financial condition and results of operations;
•the ongoing COVID-19 pandemic, including resurgences and the emergence of variant strains, has had, and may continue to have, an adverse effect on our business and results of operations;
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
•our inability to protect our systems and data from continually evolving cybersecurity risks, security breaches or other technological risks could affect our reputation among our merchants and consumers and may expose us to liability;
•we may not be able to continue to expand our share of the existing payment processing markets or expand into new markets which would inhibit our ability to grow and increase our profitability;
•our services and products must integrate with a variety of operating systems, software, devices, and web browsers, and our business may be materially and adversely affected if we are unable to ensure that our services interoperate with such operating systems, software, devices, and web browsers;
•we depend, in part, on our merchant and software partner relationships and strategic partnerships with various institutions to operate and grow our business. If we are unable to maintain these relationships and partnerships, our business may be adversely affected; and
•our Founder (as defined herein) has significant influence over us, including control over decisions that require the approval of stockholders.

BASIS OF PRESENTATION
As used in this Annual Report, unless the context otherwise requires, references to:
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
•“LLC Interests” refers to the common units of Shift4 Payments, LLC.
•“Reorganization Transactions” refer to certain organizational transactions that we effected in connection with our IPO in June 2020. See Note 19 in the notes to our consolidated financial statements included elsewhere in this Annual Report for a description of the Reorganization Transactions.
•“Rook” refers to Rook Holdings Inc., a Delaware corporation wholly-owned by our Founder and for which our Founder is the sole stockholder.
•“Searchlight” refers to Searchlight Capital Partners, L.P., a Delaware limited partnership, and certain funds affiliated with Searchlight.
•“September Follow-on Offering” refers to the sale of Class A common stock by the Company, Searchlight, and the Former Equity Owner that closed on September 15, 2020.
•“Shift4 Payments, LLC Agreement” refers to Shift4 Payments, LLC’s amended and restated limited liability company agreement.

PART I
ITEM 1. BUSINESS
Our Company
We are a leading independent provider of software and payment processing solutions in the United States (“U.S.”) based on total volume of payments processed. We have achieved our leadership position through decades of solving business and operational challenges facing our customers’ overall commerce needs. Our merchants range in size from small owner-operated local businesses to multinational enterprises conducting commerce throughout the world. We distribute our services through a scaled network of seasoned internal sales and support teams, as well as through our network of software partners. Our software partners are comprised of independent software vendors (“ISVs”) and value-added resellers (“VARs”). For our software partners, we offer a single integration to an international end-to-end payment offering, a proprietary gateway and a robust suite of technology solutions to enhance the value of their software and simplify payment acceptance. For our merchants, we provide a seamless, unified consumer experience and fulfill business needs that would otherwise require multiple software, hardware and payment vendors.
Merchants are increasingly adopting numerous software solutions and new digital tools to operate their business and remain competitive. The complexity of conducting commerce across multiple geographies and systems has created an enormous challenge for merchants. For example, a small business in the U.S. may use over a dozen disparate software systems to operate its business, manage interactions with its customers and accept payments. A large resort may operate an even greater number of software systems to enable online reservations, check-ins, restaurants, salon and spa, activities, parking and more. The scale and complexity of managing these software systems, often sourced from different providers, while seamlessly accepting payments is a growing challenge for merchants of any size.
Our software partners rely on us to provide a seamless commerce experience for their customers, enterprise grade security, analytics, and compatibility with a wide network of other point of sale (“POS”) solutions.
At the heart of our business is our payments platform. Our payments platform is a full suite of integrated payment products and services that can be used across multiple channels, geographies, and industry verticals, including:
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
In addition, our merchant base is highly diversified with no single merchant representing more than 2% of end-to-end payment volume for the years ended December 31, 2022, 2021 and 2020.
We derive the majority of our revenue from fees paid by our merchants, which principally include a processing fee that is charged as a percentage of end-to-end payment volume or as a fee per transaction. We also generate subscription revenue from licensing subscriptions to our POS software, business intelligence tools, payment device management and other technology solutions, for which we typically charge flat subscription fees on a monthly basis. Our revenue is recurring in nature because of the embedded nature of the solutions we provide and the high switching costs associated with changing providers. We also benefit from a high degree of operating leverage given the combination of our highly scalable payments platform, strong customer unit economics, and low variable costs after network fees.

Our total revenue was $1,993.6 million, $1,367.5 million and $766.9 million for the fiscal years ended December 31, 2022, 2021 and 2020, respectively. We generated net income (losses) of $86.7 million, $(74.0) million and $(111.4) million for the fiscal years ended December 31, 2022, 2021 and 2020, respectively. Our gross revenue less network fees was $727.5 million, $529.0 million and $323.0 million for the fiscal years ended December 31, 2022, 2021 and 2020, respectively, representing year-over-year growth of 38% from 2021 to 2022 and 63.8% from 2020 to 2021. For the year ended December 31, 2021, gross revenue less network fees excludes the impact of the payments to merchants, included in “Gross revenue,” and payments to partners and associated expenses due to the TSYS outage, included in “Network fees” and “Other costs of sales” in our Consolidated Statements of Operations. These are nonrecurring payments that occurred outside of our day-to-day operations, and we have excluded them in order to provide more useful information to investors in the evaluation of our performance period-over-period.
Our Adjusted EBITDA was $289.7 million, $167.2 million and $87.7 million for the fiscal years ended December 31, 2022, 2021 and 2020, respectively, representing a year-over-year change of 73.3% from 2021 to 2022 and 90.6% from 2020 to 2021.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key performance indicators and non-GAAP measures” for a reconciliation of our non-GAAP measures to the most directly comparable financial measure calculated and presented in accordance with GAAP.
Our Shift4 Model
Our mission is to enable commerce. Solving the complexity inherent to a growing business requires a specialized approach that combines a seamless customer experience with a secure, reliable and robust suite of payments and technology offerings.
To achieve this mission, we strategically built our Shift4 Model on a three pillar foundation: (i) payments platform; (ii) technology solutions; and (iii) sales and distribution.
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
Through our proprietary gateway, our payments platform is integrated with over 500 software suites including some of the largest and most recognized software providers in the world. In addition, we enable connectivity with the largest payment processors, alternative payment rails and many different payment devices. Our payments platform includes market-leading security features that help prevent consumer card data from entering the merchant’s environment.
We have designed our payments platform to be:
•Integrated – fully integrated and seamlessly connected, facilitating easy data capture and compatibility across all solutions;
•Reliable – supports the most demanding payment environments in the U.S. 7 days a week, 24 hours a day, 365 days a year; and
•Secure – Payment Card Industry (“PCI”)-validated Point-to-Point Encryption (“P2PE”) tokenization and Europay, MasterCard and Visa (“EMV”)-ready solutions.
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
•SkyTab POS – We provide purpose-built POS workstations pre-loaded with powerful, mission-critical software suites and integrated payment functionality for our restaurant and stadium clients. Our SkyTab POS offering helps our merchants scale their business and improve operational efficiency while reducing total cost of ownership.

•VenueNext – Our mobile-first technology solution provides stadium, theme park and entertainment venues with a frictionless commerce experience. Our VenueNext solutions include mobile ordering, countertop POS, self-service kiosk, and digital wallet to facilitate food and beverage, merchandise, and loyalty all within a white-labeled technology application that is fully integrated with our secure end-to-end payment processing platform.
•Lighthouse – Our cloud-based suite of business intelligence tools includes customer engagement, social media management, online reputation management, scheduling and product pricing, as well as extensive reporting and analytics.
•SkyTab Mobile – Our mobile payments offering, SkyTab Mobile, provides a complete feature set, including pay-at-the-table, order-at-the-table, delivery, customer feedback and email marketing, all of which are integrated with our proprietary gateway and Lighthouse. This unique solution is relevant for merchants ranging from small and midsize businesses (“SMB”) to large enterprises and across numerous industry verticals.
•The Giving Block - Our cryptocurrency donation marketplace allows donors to easily gift a variety of cryptocurrencies to over 2,000 charities.
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
Sales and Distribution
Our payments platform and technology solutions are delivered to our merchants through our distribution network. Today, our network includes thousands of software partners and regional internal sales and support hubs, providing full coverage across the U.S. and allowing us to provide the localized support that many merchants demand. Our distribution approach and commitment to our internal sales team and software partners are part of our go-to-market strategy.
•Independent software vendors – Our solutions are connected into over 500 integrations with market-leading software providers, including some of the largest and most recognizable technology companies in the world. By integrating our payments platform into their software suites, our ISVs are able to sell a comprehensive solution to the merchant at an attractive price point.
•Internal sales and support network – We have approximately 2,300 employees based throughout the country, with significant focus on sales and customer support.
•Enterprise relationships - In addition to SMBs, we support our large enterprise relationships across thousands of locations. Our enterprise customers consist of stadiums, arenas, resorts, and airlines, among others.
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
We are selective in identifying and choosing our software partners, and we seek to align our business objectives with those that have strong networks, local expertise, high-quality merchant portfolios, and trusted relationships. Our network of software partners provides a consistent and extensive source of new merchant acquisition, with no single relationship accounting for more than 10% of our end-to-end volume for the year ended December 31, 2022. In addition, we leverage our Shift4 Model to create strategic and economic alignment with our partners to incentivize them to continue working with us.
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

Our Solutions
Our solutions are designed to help our customers grow their businesses and include, but are not limited to:

Solution	Description

Merchant Acquiring	Omni-channel card acceptance and processing solutions across multiple payment types, including credit, debit, contactless card, mobile wallets as well as alternative payment methods. We also provide localized settlement for international merchants.

Gateway	Seamlessly connects merchant’s software to the payment processor of their choice enabling a wide range of payment options including traditional and alternative payments methods and provides integrations to hundreds of software suites

Security	Security features including PCI-validated P2PE and EMV-compliance
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

Loyalty and Gift Card	Flexible, feature-rich loyalty and gift card solution for card-present and card-not-present environments
Operations and Support Services
Our operations infrastructure is designed to deliver high-quality experiences to our customers and to drive efficiencies throughout the entire payment ecosystem. We leverage our over 30 years of operating history in the hospitality sector, as well as our enterprise domain expertise, to ensure our obligations to our customers are maintained and fulfilled effectively. Our operations and support services include:
Merchant Operations and Support
•Merchant underwriting – Our merchant underwriting team manages applications and risk evaluation of new merchants. The majority of our merchant base operates in end markets with high card-present volume and low levels of fraud and chargeback losses. In addition, our underwriting strategy offers merchants with a low risk profile expedited activation, which enhances their customer experience.

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
Competition
We compete with a range of providers, each of whom may provide a component of our offering, but do not provide an integrated offering capable of solving complex business challenges for software partners and merchants. For certain services and solutions, including end-to-end payments, we compete with non-integrated payment processors (such as Chase Paymentech, Elavon, FIS, Fiserv and Global Payments) and integrated payment providers (such as Adyen, Lightspeed POS, Shopify, Square and Toast). For our hospitality gateway offering, we compete primarily with Elavon and FreedomPay.
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

Patents, Trademarks and Intellectual Property
We rely on a combination of intellectual property rights, including patents, trademarks, copyrights, trade secrets and contractual rights to protect our proprietary software and our brands. We have registered or applied to register certain of our trademarks in the U.S. and several other countries. In addition, we have obtained or applied for patents in the U.S. and certain foreign countries on certain material aspects of our proprietary software applications. We also license intellectual property from third parties, including software that is incorporated in or bundled with our proprietary software applications. We generally control access to and use of our proprietary software and other confidential information through the use of internal and external controls, including entering into non-disclosure and confidentiality agreements with both our employees and third parties.
We hold 34 issued U.S. utility patents, three issued Canadian patents, one issued Mexican patent and one issued European patent related to our proprietary payments technologies. As of December 31, 2022, we also held six pending U.S. utility patent applications related to our payment technologies. If the U.S. and foreign patents currently issued to us are maintained until the end of their terms, they will expire between the year 2026 and the year 2040. The expiration of these patents is not reasonably likely to have a material adverse effect on our business, financial condition or results of operations. In addition, we own a portfolio of trademarks in multiple jurisdictions around the world and are in the process of registering for our primary trademark, Shift4 Payments.
Seasonality
Our operating results and operating metrics are subject to seasonality based on historic patterns of consumer and business traveler spending behaviors coupled with exposure to seasonality experienced by our mix of merchants. In the past, we have experienced seasonal fluctuations in our quarterly revenue with revenue typically strongest in our second and third quarters and weakest in our first quarter. As we expand into new verticals and geographies, we expect to continue to experience seasonal fluctuations. Other factors influencing our quarterly seasonality include the timing of specific holidays in a given fiscal year, the number of business days in a month or quarter, and the proportion of our volume derived from various merchant businesses.
Government Regulation
Various aspects of our business and service areas are subject to U.S. federal, state, and local regulation, as well as regulation outside the U.S. Certain of our services also are subject to rules promulgated by various card networks and other authorities, as more fully described below. These descriptions are not exhaustive, and these laws, regulations and rules frequently change and are increasing in number.
The Dodd-Frank Act
In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“the Dodd-Frank Act”) was signed into law in the U.S. The Dodd-Frank Act has resulted in significant structural and other changes to the regulation of the financial services industry. Among other things, Title X of the Dodd-Frank Act established the Consumer Financial Protection Bureau (“CFPB”) to regulate consumer financial products and services (including some offered by our partners). The CFPB may also have authority over us as a provider of services to regulated financial institutions in connection with consumer financial products.
Separately, the Dodd-Frank Act directed the Federal Reserve to regulate debit interchange transaction fees that a card issuer or payment network receives or charges for an electronic debit transaction. Pursuant to the Dodd-Frank Act, debit interchange transaction fees must be “reasonable and proportional” to the cost incurred by the card issuer in authorizing, clearing, and settling the transaction. Pursuant to the regulations promulgated by the Federal Reserve implementing this “reasonable and proportional” requirement, debit interchange rates for card issuers operating in the U.S. with assets of $10 billion or more are capped at the sum of $0.21 per transaction and an ad valorem component of 5 basis points to reflect a portion of the issuer’s fraud losses plus, for qualifying issuers, an additional $0.01 per transaction in debit interchange for fraud prevention costs. In addition, the regulations contain non-exclusivity provisions that ban debit card networks from prohibiting an issuer from contracting with any other card network that may process an electronic debit transaction involving an issuer’s debit cards and prohibit card issuers and card networks from inhibiting the ability of merchants to direct the routing of debit card transactions over any network that can process the transaction.

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
Card associations and payment networks and their member financial institutions regularly update and generally expand security expectations and requirements related to the security of cardholder data and environments. We are also subject to network operating rules promulgated by the National Automated Clearing House Association relating to payment transactions processed by us using the Automated Clearing House Network and to various state, federal, and foreign laws regarding such operations, including laws pertaining to electronic benefits transactions.
Privacy and information security regulations
We provide services that may be subject to various state, federal, and foreign privacy laws and regulations, including, among others, the Financial Services Modernization Act of 1999, which we refer to as the Gramm-Leach-Bliley Act (“GLBA”), the General Data Protection Regulation 2016/679 (“GDPR”), and the Personal Information Protection and Electronic Documents Act in Canada. These laws and their implementing regulations restrict certain collection, processing, storage, use, and disclosure of personal information, require notice to individuals of privacy practices, and provide individuals with certain rights to prevent use and disclosure of protected information. These laws also impose requirements for the safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. Certain federal, state and foreign laws and regulations impose similar privacy obligations and, in certain circumstances, obligations to notify affected individuals, state officers or other governmental authorities, the media, and consumer reporting agencies, as well as businesses and governmental agencies, of security breaches affecting personal information. In addition, there are state and foreign laws restricting the ability to collect and utilize certain types of information such as Social Security and driver’s license numbers.
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

Unfair trade practice regulations
We, our partners and certain of our merchants are subject to various federal, state, and international laws prohibiting unfair or deceptive trade practices, such as Section 5 of the Federal Trade Commission Act and the prohibition against unfair, deceptive, or abusive acts or practices (“UDAAPs”) under the Dodd-Frank Act. Various regulatory agencies, including the Federal Trade Commission (“FTC”) and state attorneys general, have authority to take action against parties that engage in unfair or deceptive trade practices or violate other laws, rules, and regulations, and to the extent we are processing payments for a client that may be in violation of laws, rules, and regulations, we may be subject to enforcement actions and incur losses and liabilities that may impact our business. For example, all persons offering or providing financial services or products to consumers, directly or indirectly, can be subject to the prohibition against UDAAPs. The CFPB has enforcement authority to prevent an entity that offers or provides consumer financial services or products or a service provider from committing or engaging in UDAAPs, including the ability to engage in joint investigations with other agencies, issue subpoenas and civil investigative demands, conduct hearings and adjudication proceedings, commence a civil action, grant relief (e.g., limit activities or functions; rescission of contracts), and refer matters for criminal proceedings.
Anti-money laundering, anti-bribery, sanctions, and counter-terrorist regulations
We are contractually required to comply with the anti-money laundering laws and regulations in certain countries. In the U.S., we comply with certain provisions of the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, and its implementing regulations (collectively “the BSA”) which are enforced by the Financial Crimes Enforcement Network (“FinCEN”), a bureau of the U.S. Department of the Treasury and the U.S. Department of Justice. We are also subject to anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act (“FCPA”) and other laws, that prohibit the making or offering of improper payments to foreign government officials and political figures and includes anti-bribery provisions enforced by the Department of Justice and accounting provisions enforced by the Securities and Exchange Commission (“SEC”). The FCPA has a broad reach and requires maintenance of appropriate records and adequate internal controls to prevent and detect possible FCPA violations. Many other jurisdictions where we conduct business also have similar anticorruption laws and regulations. We have policies, procedures, systems, and controls designed to identify and address potentially impermissible transactions under such laws and regulations.
We are also subject to certain economic and trade sanctions programs that are administered by the Department of Treasury’s Office of Foreign Assets Control (“OFAC”), which prohibit or restrict transactions to or from, or dealings with, specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially-designated nationals of those countries, narcotics traffickers, and terrorists or terrorist organizations. Other group entities may be subject to additional local sanctions requirements in other relevant jurisdictions. We have policies, procedures, systems, and controls designed to identify and address compliance with sanctions programs.
Similar anti-money laundering, counter-terrorist financing, and proceeds of crime laws apply to movements of currency and payments through electronic transactions. These laws also apply to dealings with persons specified in the lists of OFAC-like organizations of several other countries, and require specific data retention obligations to be observed by intermediaries in the payment process. Our businesses in those jurisdictions are subject to those data retention obligations.
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
As of December 31, 2022, we employed approximately 2,300 full-time employees. None of our employees are represented by a labor union or are party to a collective bargaining agreement, and we have had no labor-related work stoppages. We believe that we have good relationships with our employees.

Health, Safety and Wellness The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our employees. We provide our employees and their families with access to a variety of innovative, flexible and convenient health and wellness programs, tools, and resources to support physical and mental health and encourage engagement in healthy behaviors. Our benefit programs are designed to offer choice, where possible, so our employees can customize their benefits to meet their and their families’ needs.
Return to Office Our return to office policy is aimed at helping us to continue to grow and thrive in an uncertain economic environment. Over the last three years, we, like other companies, have faced uncertainty due to the COVID-19 pandemic that required flexibility and agility to meet the changing reality. Our employees’ hard work and dedication enabled Shift4 to excel despite the pandemic and the economic realities of 2022.
During the COVID-19 pandemic, with employees’ health and well-being in mind, we successfully transitioned to a remote work environment. However, particularly as treatments improved and vaccinations became available, and as we and our employees become better equipped to navigate the impacts of COVID-19, we know we are better together where we can better capitalize on our collective strength. To that end, in 2023, we decided to return to our offices for the majority of the work week in order to better collaborate and connect with each other.
Compensation and Benefits We provide robust compensation and benefits programs to help meet the needs of our employees. Our equity incentive plans provide for grants of awards including restricted stock units (“RSUs”). We believe our equity incentive plans foster a stronger sense of ownership and align our employees’ interests with the interests and growth of the Company. In addition to base compensation and awards granted pursuant to equity incentive plans, we offer benefits including a 401(k) Plan and matching, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, family care resources, flexible work schedules, and employee assistance programs. With respect to our 401(k) Plan and matching policy, we match 100% of employee contributions up to 3% of the employee’s base salary in the form of cash and we match 100% of employee contributions up to an additional 3% of the employee’s base salary in the form of RSUs, a third of which vest each subsequent year and which are subject to continued employment.
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
In addition, we have a Corporate Social Responsibility program, Shift4Cares, pursuant to which we have provided structure around our various volunteer and outreach programs across the country led by our Director of Corporate Citizenship. With the support of executive management, this program is driven by our employees and includes company-wide events that cover many aspects of community, environmental, and volunteer support.
Since our employees are passionate about many causes, our corporate giving and volunteering programs support and encourage employees by engaging with those causes. With offices around the world, each Shift4 location has a Shift4Cares Ambassador who donates their time to help lead our Shift4Cares program at the local level. Each employee receives 16 hours of paid volunteer time off (“VTO”). In 2022, participation in the VTO program was more than 40% higher than in 2021 based on hours volunteered and number of employees who got involved. In addition, in 2022, Shift4Cares made its largest monetary donation to date to various non-profits, totaling over $1.0 million. This was made possible through different Shift4Cares initiatives throughout the year.
Diversity & Inclusion Shift4 is committed to fostering, cultivating, and preserving a culture of diversity, inclusion and belonging. Our company culture is the result of our behaviors, our personal commitments, our curiosity, how we collaborate, and the ways that we courageously share our perspectives and encourage others to do the same.
Shift4 is dedicated to elevating the diverse and marginalized voices, perspectives, and experiences of our employees and others. We want everyone to be seen, heard, and advocated for. In 2022, we launched two Employee Inclusion Networks, through which we aim to empower and inspire our employees. The 2022 groups focused on those who identify as women and LGBTQIA+.
We believe that diversity & inclusion initiatives such as this expand our talent acquisition recruitment efforts, increase retention of our diverse workforce, and maintain a sense of belonging among employees. In July 2022, we administered our first-ever DE&I survey to analyze the state of inclusion at Shift4. Over 30% of the employee population at Shift4 identifies as a woman and over 40% identifies as a person of color.
Recruitment We work diligently to attract the best talent from a diverse range of sources in order to meet the current and future demands of our business. In addition to our in-house talent and recruitment department, we have established relationships with professional associations and industry groups to proactively attract talent.
We have a strong employee value proposition that leverages our unique culture, collaborative working environment, shared sense of purpose, and innovative work to attract talent to our Company. We empower our employees to find new and better ways of doing things and the scale of our business means that careers can develop in exciting and unexpected directions.

Available Information
Our website address is www.shift4.com. In addition to the information about us and our subsidiaries contained in this Annual Report, information about us can be found on our website. Our website and information included in or linked to our website are not part of this Annual Report.
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website at www.investors.shift4.com as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Additionally, the SEC maintains a website that contains reports, proxy and information statements, and other information. The address of the SEC’s website is www.sec.gov.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS AND DIRECTORS
The following table provides information regarding our executive officers and members of our board of directors as of the date of this Annual Report:

Name	Age	Position(s)
Jared Isaacman	40	Founder, Chief Executive Officer and Chairman
Nancy Disman	52	Chief Financial Officer
Jordan Frankel	40	Secretary, General Counsel and Executive Vice President, Legal, Human Resources and Compliance
Taylor Lauber	39	President and Chief Strategy Officer
Donald Isaacman	76	Director
Christopher Cruz	38	Director
Karen Roter Davis	50	Director
Sarah Goldsmith-Grover	58	Director
Jonathan Halkyard	58	Director
Sam Bakhshandehpour	47	Director
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

Jordan Frankel has served as Shift4 Payments, Inc.’s Secretary and General Counsel since its formation, and as General Counsel and Executive Vice President, Legal, Risk and Compliance and a member of the board of managers of Shift4 Payments, LLC since 2014. From 2011 to 2019, Mr. Frankel also served as a member of the board of directors of Draken International, a provider of contract air services. He holds a Bachelor of Finance and Marketing from the Syracuse University Martin J Whitman School of Management and a Juris Doctor and Masters in Business Administration from the Quinnipiac University School of Law and Quinnipiac University Lender School of Business, respectively.
Taylor Lauber has served as Shift4 Payments, Inc.’s President since February 2022 and Chief Strategy Officer since its formation. He previously served as Senior Vice President., Strategic Projects of Shift4 Payments, LLC from 2018 to 2022. Prior to joining Shift4, from 2010 to 2018, he served as a Principal at The Blackstone Group, L.P. Mr. Lauber also spent from 2005 to 2010 at Merrill Lynch as a Financial Advisor, where he advised numerous Fortune 500 companies and their executives on capital markets transactions. Mr. Lauber has passed the Series 7 General Securities Representative Exam, Series 66 Uniform Combined State Law Exam and Series 27 Financial and Operations Principal Exam, all administered by the Financial Industry Regulatory Authority, Inc. He holds a Bachelor of Economics and Finance from Bentley College.
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
Christopher Cruz has served as a member of the board of directors of Shift4 Payments, Inc. since its formation, and as a member of the board of managers of Shift4 Payments, LLC since May 2016. Mr. Cruz is a Partner at Searchlight Capital Partners, a global alternative investment management firm, which he joined in 2011. From 2008 to 2010, Mr. Cruz served on the investment team at Oaktree Capital Management, a global alternative investment management firm. Prior to that, Mr. Cruz was in the leveraged finance and restructuring group at UBS Investment Bank, from 2006 to 2008. Mr. Cruz also serves on the boards of Neon NewCo Corp. (an entity funding the pending acquisition of Netspend Corp.) as of August 2022, Flowbird Group as of February 2022, and Sightline Payments as of December 2020. Mr. Cruz previously served on the board of M&M Food Market from July 2014 to February 2022. He holds a Bachelor of Arts in Honors Business Administration from the Richard Ivey School of Business at the University of Western Ontario. We believe Mr. Cruz is qualified to serve on our board of directors due to his extensive experience in finance and capital markets and his knowledge of our business in particular, gained through his services as a member of our board of managers.
Karen Roter Davis has served as a member of the board of directors of Shift4 Payments, Inc. since August 2021. Ms. Davis is a Managing Partner at Entrada Ventures, an early-stage venture capital firm investing in emerging, high growth enterprise and industrial technology companies. Ms. Davis spent over a decade in executive leadership at Alphabet, from pre-IPO to more recently. From 2017 until February 2022, Ms. Davis was Director of Early Stage Projects at X (formerly Google X) where she provided strategic direction and oversight for a portfolio of early-stage technology ventures. As Corporate Counsel and then Principal of New Business Development from 2003 to 2008, she oversaw internal operations for Google’s groundbreaking 2004 IPO and scaled some of the company’s innovative, early-stage businesses. In September 2016, Ms. Davis returned to Google as Director for mapping and local search strategy and business development by way of Alphabet’s acquisition of Urban Engines, a geospatial analytics platform. Ms. Davis was Urban Engines' first business hire and helped establish foundational business development, strategy, and operations functions in her role. She serves on the board of 360Learning S.A., where she is a member of the audit and M&A and finance committees, is a member of Lawrence Livermore National Laboratory’s Carbon Impact Initiative committee, and previously served on the board of lnnovyze, acquired by Autodesk, where she was chair of the audit committee and member of the compensation committee. Ms. Davis earned her MBA from Kellogg School of Management at Northwestern University, her J.D. from Northwestern University School of Law, and her B.A. from Princeton University’s School of Public & International Affairs. We believe Ms. Davis is qualified to serve on our Board of Directors due to her two decades of experience in the technology industry and her various senior leadership and advisory roles spanning startups to global corporations.
Sarah Goldsmith-Grover has served as a member of the board of directors of Shift4 Payments, Inc. since June 2020 and from April 2021 to May 2021 served as our Chief Marketing Officer. Ms. Grover is Principal of Sarah Grover, Inc. where she leverages her 35 years of hospitality industry experience leading global brands. Ms. Grover is hired to assess, stabilize, and restructure global restaurant brands through data-driven and CPG growth strategies. For 25 years, Ms. Grover held a series of high impact-strategic roles for the global chain California Pizza Kitchen. Her leadership as EVP and Chief Brand & Concept Officer helped enable the company’s growth from a ten-unit restaurant chain to a $600 million global brand and through multiple private and public ownership transactions. As a respected marketing leader, Ms. Grover has been recognized as a Marketing 50 by Advertising Age, and in 2020 named one of the top 25 casual dining restaurant executives. Ms. Grover is on the board of ChowNow, the UCLA Annual Restaurant Conference and the non-profit, Support + Feed. She holds a Bachelor of Arts in Communications from DePauw University. We believe Ms. Grover is qualified to serve on our board of directors due to her experience and insight acquired from leading companies in the restaurant and consumer industries.

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
ITEM 1A. RISK FACTORS
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks described below, as well as all of the other information contained in this Annual Report, including our consolidated financial statements and the related notes as well as our other public filings with the SEC, before deciding to invest in our Class A common stock. The occurrence of any of the events described below could harm our business, financial condition, results of operations, liquidity or prospects. In such an event, the market price of our Class A common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business.
Business risks
Substantial and increasingly intense competition worldwide in the financial services, payments and payment technology industries may adversely affect our overall business and operations.
The financial services, payments and payment technology industries are highly competitive, and our payment services and solutions compete against all forms of financial services and payment systems, including cash, checks, and electronic, mobile, eCommerce and integrated payment platforms. Many of the areas in which we compete are evolving rapidly with shifting user needs and changing and disruptive technologies, products, and services. We compete against a wide range of businesses with varying roles within the payments value chain. If we are unable to differentiate ourselves from our competitors and drive value for our customers, we may not be able to compete effectively. Our competitors may introduce their own value-added or other innovative services or solutions more effectively than we do, which could adversely impact our current competitive position and prospects for growth. Our competitors also may be able to offer services that we do not offer. We also compete against new entrants that have developed alternative payment systems, eCommerce payment systems, payment systems for mobile devices and customized integrated software payment solutions. Failure to compete effectively against any of these competitive threats could adversely affect our business, financial condition or results of operations. In addition, some of our competitors are larger and/or have greater financial resources than us, enabling them to maintain a wider range of product offerings, mount extensive promotional campaigns and be more aggressive in offering products and services at lower rates, which may adversely affect our business, financial condition or results of operations. Furthermore, any negative publicity or perceptions involving the Company or our employees, brands, products, vendors, spokespersons or marketing and other partners may negatively impact our reputation and adversely impact our ability to compete effectively and could adversely affect our business, financial condition or results of operations.

Potential changes in competitive landscape, including disintermediation from other participants in the payments chain, could harm our business.
We expect the competitive landscape will continue to change in a variety of ways, including:
•rapid and significant changes in technology, resulting in new and innovative payment methods and programs that could place us at a competitive disadvantage and reduce the use of our products and services;
•competitors, including non-integrated payment processors (such as Chase Paymentech, Elavon, FIS, Fiserv and Global Payments) and integrated payment providers (such as Adyen, Lightspeed POS, Shopify, Square and Toast), merchants, governments and/or other industry participants may develop products and services that compete with or replace our value-added products and services, including products and services that enable payment networks and banks to transact with consumers directly;
•participants in the financial services, payments and payment technology industries may merge, create joint ventures, or form other business combinations that may strengthen their existing business services or create new payment services that compete with our services; and
•new services and technologies that we develop may be impacted by industry-wide solutions and standards related to migration to EMV standards, including chip technology, tokenization and other safety and security technologies.
Certain competitors could use strong or dominant positions in one or more markets to gain a competitive advantage over us by integrating competing platforms or features into products that they control, including but not limited to search engines, web browsers, mobile device operating systems, and social networks, by making acquisitions, or by making access to our platform more difficult. Further, current and future competitors could choose to offer a different pricing model, or to undercut prices in the market or our prices, in an effort to increase their market share. Failure to compete effectively against any of these or other competitive threats could adversely affect our business, financial condition or results of operations.
Global economic, political and other conditions may adversely affect trends in consumer, business and government spending, which may adversely impact the demand for our services and our revenue and profitability.
The financial services, payments and payment technology industries in which we operate depend heavily upon the overall level of consumer, business and government spending. A sustained deterioration in general economic conditions (including distress in financial markets and turmoil in specific economies around the world), including as a result of the COVID-19 pandemic, may adversely affect our financial performance by reducing the number or average purchase amount of transactions we process, including as a result of business closures. A reduction in the amount of consumer spending or credit card transactions could result in a decrease in our revenue and profits.
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
•budgetary concerns in the U.S. and other countries around the world could affect the U.S. and other sovereign credit ratings, which could impact consumer confidence and spending;
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
•government intervention, including the effect of laws, regulations and government investments in our merchants, may have potential negative effects on our business and our relationships with our merchants or otherwise alter their strategic direction away from our products and services; and
•political tensions resulting in economic instability, such as due to the war between Russia and Ukraine and the related response, including sanctions or other restrictive actions, by the U.S. and/or other countries.

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
A global deterioration in economic conditions, which may have an adverse impact on discretionary consumer spending, could also impact our business. For instance, consumer spending has been, and may continue to be, negatively impacted by general macroeconomic conditions, including due to decreased consumer confidence resulting from the COVID-19 pandemic. If governments are not successful in addressing and rectifying market and economic conditions, adverse economic conditions may cause a material impact on our ability to raise capital, if needed, on a timely basis and on acceptable terms or at all.
We are exposed to fluctuations in inflation, which could negatively affect our business, financial condition and results of operations.
The U.S. has recently experienced historically high levels of inflation. According to the U.S. Department of Labor, the annual inflation rate for the U.S. was 6.5% for the twelve months ended December 31, 2022. If the inflation rate remains elevated or continues to increase, it will likely affect our expenses, including, but not limited to, increased employee compensation expenses and costs for supplies. In the event inflation remains elevated or continues to increase, we may seek to increase the sales prices of our products and services in order to maintain satisfactory margins. Any attempts to offset cost increases with price increases may reduce sales, increase customer dissatisfaction, or otherwise harm our reputation. Moreover, to the extent inflation has other adverse effects on the market, it may adversely affect our business, financial condition and results of operations.
The ongoing COVID-19 pandemic, including resurgences and the emergence of variant strains, has had, and may continue to have, an adverse effect on our business and results of operations.
The COVID-19 pandemic continues to evolve, with pockets of resurgence and the emergence of variant strains contributing to continued uncertainty about its scope, duration, severity, trajectory, and lasting impact. We and many of our merchants have been, and may in the future be, impacted by the COVID-19 pandemic, including by related public health measures and travel restrictions that have adversely impacted merchant transaction levels and as a result, our payment volumes. We believe our results of operations and cash flows have been negatively impacted by, and may continue to be impacted by, the COVID-19 pandemic in the future.
Due to the ongoing uncertainty surrounding the COVID-19 pandemic, including due to resurgences and the emergence of variant strains, we are unable to accurately predict its ultimate impact on our operations. Uncertainties surrounding the COVID-19 pandemic’s impact on us are dictated by the length of time that related disruptions continue, which will, in turn, depend on the currently unknowable duration and severity of the COVID-19 pandemic, the development, availability and uptake of effective treatments and vaccines, the impact of governmental regulations that might be imposed in response to the pandemic, the imposition of and compliance with protective public safety measures, the impact of remote operations, the related economic impact, and overall changes in consumer behavior. While we have not yet seen a meaningful degradation in new merchant sign-ups or an increase in existing merchant attrition as a result of the COVID-19 pandemic, it is possible that those business trends change if economic hardship across the country forces merchant closures. Any significant reduction in consumer visits to, or spending at, our merchants, would also result in a loss of revenue to us, and merchant closures could result in additional chargeback or merchant receivable losses.
To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

Our ability to anticipate and respond to changing industry trends and the needs and preferences of our merchants and consumers may adversely affect our competitiveness or the demand for our products and services.
The financial services, payments and payments technology industries are subject to rapid technological advancements, resulting in new products and services, including mobile payment applications and customized integrated software payment solutions, and an evolving competitive landscape, as well as changing industry trends and the needs and preferences of our merchants and consumers. We expect that new services and technologies applicable to the financial services, payments and payment technology industries will continue to emerge, and external factors such as the COVID-19 pandemic may accelerate such emergence. These changes may limit the competitiveness of and demand for our services. Also, our merchants continue to adopt new technology for business. We must anticipate and respond to these changes in order to remain competitive within our relative markets. In addition, failure to develop value-added services that meet the needs and preferences of our merchants could adversely affect our ability to compete effectively in our industry. Any new solution we develop or acquire might not be introduced in a timely or cost-effective manner and might not achieve the broad market acceptance necessary to generate significant revenue. In addition, these solutions could become subject to legal or regulatory requirements, which could prohibit or slow the development and provision of such new solutions and/or our adoption thereof. Furthermore, our merchants’ potential negative reaction to our products and services can spread quickly through social media and damage our reputation before we have the opportunity to respond. Improving and enhancing the functionality, performance, reliability, design, security and scalability of our platform is expensive, time-consuming and complex, and to the extent we are not able to do so in a manner that responds to our merchants’ evolving needs, our business, financial condition and results of operations will be adversely affected. If we are unable to anticipate or respond to technological or industry standard changes on a timely basis, our ability to remain competitive could be adversely affected.
Because we rely on third-party vendors to provide products and services, we could be adversely impacted if they fail to fulfill their obligations.
We depend on third-party vendors for certain products and services, including components of our computer systems, software, data centers and telecommunications networks, to conduct our business. Any changes in these systems that degrade the functionality of our products and services, impose additional costs or requirements on it, or give preferential treatment to competitors’ services, including their own services, could materially and adversely affect usage of our products and services. For example, we are dependent on our relationship with a single third-party processor for services such as merchant authorization, processing, risk and chargeback monitoring accounting and clearing and settlement for the transactions we service. In the event our agreement with our third-party processor is terminated, or if upon its expiration we are unable to renew the contract on terms favorable to us, or at all, it may be difficult for us to replace these services, which may adversely affect our operations and profitability.
We also rely on third parties for specific software and devices used in providing our products and services. Some of these organizations and service providers provide similar services and technology to our competitors, and we do not have long-term or exclusive contracts with them.
Our systems and operations, or those of our merchants and software partners, could be exposed to damage or interruption from, among other things, fire, natural disasters, power loss, telecommunications failure, unauthorized entry, computer viruses, denial-of-service attacks, acts of terrorism, human error, vandalism or sabotage, financial insolvency, bankruptcy and similar events. In addition, we may be unable to renew our existing contracts with our most significant merchants and software partners, or our merchants and software partners may stop providing or otherwise supporting the products and services we obtain from them, and we may not be able to obtain these or similar products or services on the same or similar terms as our existing agreements, if at all. The failure of our third-party vendors to perform their obligations and provide the products and services we obtain from them in a timely manner for any reason could adversely affect our operations and profitability due to, among other consequences:
•loss of revenues;
•loss of merchants and software partners;
•loss of merchant and cardholder data;
•fines imposed by payment networks;
•harm to our business or reputation resulting from negative publicity;
•exposure to fraud losses or other liabilities;
•additional operating and development costs; or
•diversion of management, technical, and other resources.

Acquisitions create certain risks and may adversely affect our business, financial condition or results of operations.
We have acquired businesses and may continue to make acquisitions of businesses or assets in the future. The acquisition and integration of businesses or assets involve a number of risks. These risks include valuation (determining a fair price for the business or assets), integration (managing the process of integrating the acquired business’ people, products, technology and other assets to extract the value and synergies projected to be realized in connection with the acquisition), regulation (obtaining regulatory or other government approvals that may be necessary to complete the acquisition) and due diligence (including identifying risks to the prospects of the business, including undisclosed or unknown liabilities or restrictions to be assumed in the acquisition). Moreover, we may fail to successfully identify appropriate acquisition candidates, enter new markets or industries, or integrate any acquisitions consummated in a relatively short amount of time and, as a result, may fail to realize the synergies, cost savings and other benefits expected from such acquisitions. In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets. We are required to test goodwill and any other intangible assets with an indefinite life for possible impairment on an annual basis, or more frequently, when circumstances indicate that impairment may have occurred. We are also required to evaluate amortizable intangible assets and fixed assets for impairment if there are indicators of a possible impairment. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our results of operations based on this impairment assessment process, which could adversely affect our results of operations. See “—Financial risks—Our balance sheet includes significant amounts of goodwill and intangible assets. The impairment of a significant portion of these assets would negatively affect our business, financial condition or results of operations.”
In addition, to the extent we pursue acquisitions outside of the U.S., these potential acquisitions often involve additional or increased risks including:
•managing geographically separated organizations, systems and facilities;
•integrating personnel with diverse business backgrounds and organizational cultures;
•complying with non-U.S. regulatory and other legal requirements;
•addressing financial and other impacts to our business resulting from fluctuations in currency exchange rates and unit economics across multiple jurisdictions;
•enforcing intellectual property rights outside of the U.S.;
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
We are subject to a number of legal requirements, contractual obligations and industry standards regarding security, data protection and privacy and any failure to comply with these requirements, obligations or standards could have an adverse effect on our reputation, business, financial condition and results of operations.
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
We have previously been the target of malicious third-party attempts to identify and exploit system vulnerabilities, and/or penetrate or bypass our security measures, in order to gain unauthorized access to our networks and systems or those of third parties associated with us, and we expect to be the target of such attempts in the future. For example, in 2022 we were the target of frequent phishing and distributed denial-of-service attempts. If these attempts are successful, it could lead to the compromise of sensitive, business, personal or confidential information. While we proactively employ multiple methods at different layers of our systems to defend against intrusion and attack and to protect our data, we cannot be certain that these measures will be sufficient to counter all current and emerging technology threats.
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

We may not be able to continue to expand our share of the existing payment processing markets or expand into new markets, which would inhibit our ability to grow and increase our profitability.
Our future growth and profitability depend upon the growth of the markets in which we currently operate and our ability to increase our penetration and service offerings within these markets, as well as the emergence of new markets for our services and our ability to successfully expand into these new markets. It is difficult to attract new merchants because of potential disadvantages associated with switching payment processing vendors, such as transition costs, business disruption and loss of accustomed functionality. There can be no assurance that our efforts to overcome these factors will be successful, and this resistance may adversely affect our growth. A merchant’s payment processing activity with us may also decrease for a variety of reasons, including the merchant’s level of satisfaction with our products and services, the effectiveness of our support services, pricing of our products and services, the pricing and quality of competing products or services, the effects of global economic conditions (including as a result of the COVID-19 pandemic), or reductions in consumer spending levels.
Our expansion into new markets is also dependent upon our ability to adapt our existing technology and offerings, or to develop new or innovative applications, to meet the particular service needs of merchants in each new market. In order to do so, we will need to anticipate and react to market changes and devote appropriate financial and technical resources to our development efforts, and there can be no assurance that we will be successful in these efforts.
Furthermore, we may expand into new geographical markets, including foreign countries, in which we do not currently have operating experience. On February 28, 2022, we entered into a definitive agreement to acquire Credorax, Inc. d/b/a Finaro (“Finaro”), a cross-border eCommerce platform and bank specializing in solving complex payment problems for multinational merchants that we believe will accelerate our growth in international markets. In addition, on September 29, 2022, we acquired Online Payments Group AG (“Online Payments Group”), a European payment service provider with a world-class developer portal and checkout experience that we believe will accelerate our global eCommerce growth. We cannot guarantee that we will be able to successfully continue such expansion efforts due to our lack of experience in such markets and the multitude of risks associated with global operations, or that we will be able to obtain appropriate regulatory approval.
Our services and products must integrate with a variety of operating systems, software, devices and web browsers, and our business may be materially and adversely affected if we are unable to ensure that our services interoperate with such operating systems, software, devices and web browsers.
We are dependent on the ability of our products and services to integrate with a variety of operating systems, software and devices, such as the POS terminals we provide to merchants, as well as web browsers that we do not control. Any changes in these systems that degrade the functionality of our products and services, impose additional costs or requirements on us, or give preferential treatment to competitive services, could materially and adversely affect usage of our products and services. In addition, system integrators may show insufficient appetite to enable our products and services to integrate with a variety of operating systems, software and devices. In the event that it is difficult for our merchants to access and use our products and services, our business, financial condition, results of operations and prospects may be materially and adversely affected.
We depend, in part, on our merchant and software partner relationships and strategic partnerships with various institutions to operate and grow our business. If we are unable to maintain these relationships and partnerships, our business may be adversely affected.
We depend, in part, on our merchant and software partner relationships and partnerships with various institutions to operate and grow our business. We rely on the growth of our merchant and other strategic relationships, and our ability to maintain these relationships and other distribution channels, to support and grow our business. For example, we maintain proprietary and exclusive integrations with certain software partners. If we fail to maintain these relationships, or if our software partners or other strategic partners fail to maintain their brands or decrease the size of their branded networks, our business may be adversely affected. In addition, our contractual agreements with our merchants and other strategic partners vary in length and may also allow for early termination upon the occurrence of certain events. There can be no assurance that we will be able to renew these contractual agreements on similar terms or at all. The loss of merchant or software partner relationships could adversely affect our business, financial condition or results of operations.
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
We are subject to risks associated with operations in international markets, including changes in foreign governmental policies.
We have begun offering merchant acquiring and processing services in geographies outside of the U.S., including the European Union and United Kingdom. On September 29, 2022, we acquired Online Payments Group, a European payment service provider with a world-class developer portal and checkout experience that we believe will accelerate our global eCommerce growth. In addition, on February 28, 2022, we entered into a definitive agreement to acquire Finaro, a cross-border eCommerce platform and bank specializing in solving complex payment problems for multi-national merchants that we believe will accelerate our growth in international markets. We may become subject to additional European Union and United Kingdom financial regulatory requirements and we could become subject to risks associated with the ongoing uncertainty surrounding the future relationship between the United Kingdom and the European Union (including any resulting economic downturn) following the United Kingdom’s exit from the European Union (“Brexit”). We are subject to risks associated with operations in international markets, including changes in foreign governmental policies and requirements applicable to our business, including the presence of more established competitors and our lack of experience in such non-U.S. markets. In addition, any current or future partners in non-U.S. jurisdictions, may also be acquired, reorganized or otherwise disposed of in the event of further market turmoil or losses in their loan portfolio that result in such financial institutions becoming less than adequately capitalized. Our revenue derived from these and other non-U.S. operations is, and will be, subject to additional risks, including those resulting from social and geopolitical instability and unfavorable political or diplomatic developments, all of which could adversely affect our business, financial condition or results of operations.
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
Our core business depends heavily on the reliability of our processing systems, including the security of the applications and systems we develop and license to our customers, in addition to the security of the processing system of our sponsor bank. Software defects or vulnerabilities, a system outage, or other failures could adversely affect our business, financial condition or results of operations, including by damaging our reputation or exposing us to third-party liability. Payment network rules and certain governmental regulations allow for possible penalties if our products and services do not meet certain operating standards. To successfully operate our business, we must be able to protect our systems from interruption, including from events that may be beyond our control. Events that could cause system interruptions, system failures, or data loss include, but are not limited to, fire, natural disasters, unauthorized entry, power loss, telecommunications failure, computer viruses, terrorist acts and war. To help protect against these events, we perform a portion of disaster recovery operations ourselves, as well as utilize select third parties for certain operations. To the extent we outsource any disaster recovery functions, we are at risk of the merchant’s unresponsiveness or other failures in the event of breakdowns in our systems. In addition, our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur.

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
Our merchants and software partners expect a consistent level of quality in the provision of our products and services. The support services we provide are a key element of the value proposition to our merchants and software partners. If the reliability or functionality of our products and services is compromised or the quality of those products or services is otherwise degraded, or if we fail to continue to provide a high level of support, we could lose existing merchants and software partners and find it harder to attract new merchants and software partners. If we are unable to scale our support functions to address the growth of our merchant and partner network, or our employees in alternative work locations are unable to adequately support customers, the quality of our support may decrease, which could adversely affect our ability to attract and retain merchants and software partners. This could adversely affect our business, financial condition or results of operations.

Our business is subject to the risk of natural disasters, adverse weather events and other catastrophic events, and to interruption by manmade problems such as terrorism.
A significant natural disaster could have a material and adverse effect on our business. Our business is vulnerable to damage or interruption from earthquakes, fires, floods, hurricanes, power losses, telecommunications failures, terrorist attacks, acts of war, global pandemics, human errors and similar events. The third-party systems and operations on which we and our merchants rely are subject to similar risks. A significant natural disaster, such as an earthquake, fire, flood or hurricane could have an adverse effect on our business, financial condition and results of operations, and our insurance coverage may be insufficient to compensate us for losses that may occur. Global climate change is resulting in certain types of natural disasters occurring more frequently or with more intense effects. Acts of terrorism could also cause disruptions in our businesses or those of our merchants, consumer demand or the economy as a whole. We may not have sufficient protection or recovery plans in some circumstances. Despite any precautions we may take, the occurrence of a natural disaster or other unanticipated problems at our headquarters or data centers could result in lengthy interruptions in access to or functionality of our platform or could result in related liabilities, and our business, financial condition or results of operations could be adversely affected.
Health concerns arising from the outbreak of an epidemic or pandemic may have an adverse effect on our business.
In addition to the COVID-19 pandemic, our business could be adversely affected by the outbreak of any other widespread health epidemic or pandemic, including arising from RSV or various strains of avian flu or swine flu, such as H1N1, particularly if located in the U.S. The occurrence of such an outbreak, a combination of outbreaks at the same time, or other adverse public health developments could materially disrupt our business and operations. For example, in 2022, public health officials in the U.S. warned of a triple epidemic of flu, RSV, and COVID-19. Such events could also significantly impact our industry and cause a temporary closure of our merchants’ businesses, which could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, other viruses may be transmitted through human contact, and the risk of contracting viruses could cause consumers to avoid gathering in public places or patronizing certain businesses, or otherwise impact consumer behavior, which could adversely affect payment volumes. We could also be adversely affected if government authorities impose mandatory closures, seek voluntary closures, discourage public gathering, impose restrictions on operations of our merchants’ businesses, or restrict the import or export of hardware and equipment. Even if such measures are not implemented and a virus or other disease does not spread significantly, the perceived risk of infection or health risk may adversely affect our business and results of operations.
Increased customer attrition could cause our financial results to decline.
We experience attrition in customer credit and debit card processing volume resulting from several factors, including transfers of merchants’ accounts to our competitors, unsuccessful contract renewal negotiations and account closures that we initiate for various reasons, such as heightened credit risks, unacceptable card types or businesses, or contract breaches by customers. In addition, if a software partner switches to another payment processor, terminates our services, internalizes payment processing functions that we perform, merges with or is acquired by one of our competitors, or shuts down or becomes insolvent, we may no longer receive new merchant referrals from the software partner, and we risk losing existing merchants that were originally enrolled by the software partner. We cannot predict the level of attrition in the future and it could increase. Our software partners, most of which are not exclusive, are an important source of new business. Higher than expected attrition could adversely affect our business, financial condition or results of operations. If we are unable to renew our customer contracts on favorable terms, or at all, our business, financial condition or results of operations could be adversely affected.
Fraud by merchants or others could adversely affect our business, financial condition or results of operations.
Under certain circumstances, we may be liable for certain fraudulent transactions and/or credits initiated by merchants or others. Examples of merchant fraud include merchants or other parties knowingly using a stolen or counterfeit credit, debit or prepaid card, card number, or other credentials to record a false sales or credit transaction, processing an invalid card or intentionally failing to deliver the merchandise or services sold in an otherwise valid transaction. Criminals are using increasingly sophisticated methods to engage in illegal activities such as counterfeiting and fraud. A single significant incident of fraud, or increases in the overall level of fraud, involving our services, could result in reputational damage to us, which could reduce the use and acceptance of our solutions and services or lead to greater regulation that would increase our compliance costs. Failure to effectively manage risk and prevent fraud could increase our chargeback liability or cause us to incur other liabilities, and our insurance coverage may be insufficient or inadequate to compensate us. It is possible that incidents of fraud could increase in the future. Increases in chargebacks or other liabilities could adversely affect our business, financial condition or results of operations.
Our ability to recruit, retain and develop qualified personnel is critical to our success and growth.
All of our businesses function at the intersection of rapidly changing technological, social, economic and regulatory environments that require a wide range of expertise and intellectual capital. For us to successfully compete and grow, we must recruit, retain and develop personnel who can provide the necessary expertise across a broad spectrum of intellectual capital needs. The market for qualified personnel is competitive and we may not succeed in recruiting additional personnel or may fail to effectively replace current personnel who depart with qualified or effective successors. Our effort to retain and develop personnel may also result in significant additional expenses, which could adversely affect our profitability. The change by companies to offer a remote or hybrid work environment may increase the competition for such employees from employers outside of our traditional office locations. In January 2023, we announced our return to office plan that still encompasses a hybrid approach, but requires greater in-office attendance. While we intend to continue offering flexible work arrangements based on the different needs of teams across our company on a case-by-case basis, we may face difficulty in hiring and retaining our workforce as a result of this shift to greater in-office attendance. Further, labor is subject to external factors that are beyond our control, including our industry’s highly competitive market for skilled workers and leaders, inflation, the COVID-19 pandemic and other macroeconomic uncertainties, and workforce participation rates.
In addition, we must develop, maintain and, as necessary, implement appropriate succession plans to assure we have the necessary human resources, including senior leadership, capable of maintaining continuity in our business. For instance, we are highly dependent on the expertise of our Founder and Chief Executive Officer, Jared Isaacman. In addition, from time to time, there may be changes in our management team that may be disruptive to our business. If our senior leadership and management team, including any new hires that we make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business could be harmed. We cannot assure that key personnel, including our members of our senior leadership, will continue to be employed or that we will be able to attract and retain qualified personnel in the future. Failure to recruit, retain or develop members of our senior leadership and other qualified personnel could adversely affect our business, financial condition or results of operations.

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
If consumers do not continue to use credit or debit cards as a payment mechanism for their transactions, if there continues to be a reduction in “card present” transactions, or if there is a change in the mix of payments between cash, credit cards and debit cards and other emerging means of payment, our business could be adversely affected. Consumer credit risk may make it more difficult or expensive for consumers to gain access to credit facilities such as credit cards. Regulatory changes may result in financial institutions seeking to charge their customers additional fees for use of credit or debit cards. Such fees may result in decreased use of credit or debit cards by cardholders. In order to consistently increase and maintain our profitability, consumers and businesses must continue to use electronic payment methods that we process, including credit and debit cards. If consumers and businesses do not continue to use credit, debit or prepaid cards as a payment mechanism for their transactions or if there is a change in the mix of payments between cash, alternative currencies and technologies, credit, debit and prepaid cards, or the corresponding methodologies used for each, which is adverse to us, it could have a material adverse effect on our business, financial condition and results of operations.
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
Due to our reliance on the components and products produced by suppliers such as these, we are subject to the risk of shortages and long lead times in the supply of certain components or products. In the case of off-the-shelf components, we are subject to the risk that our suppliers may discontinue or modify them, or that the components may cease to be available on commercially reasonable terms, or at all. We have experienced, and may in the future experience, component shortages or delays or other problems in product assembly, and the availability of these components or products may be difficult to predict. For example, our manufacturers may experience temporary or permanent disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, natural disasters, component or material shortages, cost increases, acquisitions, insolvency, changes in legal or regulatory requirements, or other similar problems.
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
We are consistently exploring measures aimed at improving our profitability and maintaining flexibility in our capital resources, including the use of cost savings initiatives in the past. We expect to continue to take measures to improve our profitability and cash flows from operating activities. However, there can be no assurance that any cost control measures will be successful. In addition, these and any future spending reductions, if any, may negatively impact our other initiatives or our efforts to grow our business, which may negatively impact our future results of operations and increase the burden on existing management, systems, and resources.

Our results of operations and operating metrics are subject to seasonality and volatility, which could result in fluctuations in our quarterly revenues and results of operations or in perceptions of our business prospects.
We have experienced in the past, and expect to continue to experience, seasonal fluctuations in our revenue, which can vary by region. For instance, our revenue has historically been strongest in our second and third quarters and weakest in our first quarter. While we continue to diversify into new verticals and geographies, we expect to continue to experience similar seasonality. Some variability results from seasonal retail events, the timing of holidays, and the number of business days in a month or quarter. We also experience volatility in certain other metrics, such as number of transactions processed and payment processing volumes. Volatility in our key operating metrics or their rates of growth could result in fluctuations in financial condition or results of operations and may lead to adverse inferences about our prospects, which could result in declines in our stock price.
We are subject to governmental regulation and other legal obligations, particularly related to privacy, data protection and information security, cryptocurrency, and consumer protection laws across different markets where we conduct our business. Our actual or perceived failure to comply with such obligations could harm our business.
In the U.S. and other jurisdictions in which our services are used, we are subject to various privacy, data protection and information security, and consumer protection laws (including laws on disputed transactions) and related regulations. If we are found to have breached such laws or regulations in any such market, we may be subject to enforcement actions that require us to change our business practices in a manner which may negatively impact our revenue, as well as expose ourselves to litigation, fines, civil and/or criminal penalties and adverse publicity that could cause our customers to lose trust in us, negatively impacting our reputation and business in a manner that harms our financial position.
As part of our business, we collect personal information, also referred to as personal data, and other potentially sensitive and/or regulated data from our consumers and the merchants we work with. Laws and regulations in the U.S. restrict how personal information is collected, processed, stored, transferred. used and disclosed, as well as set standards for its security, implement notice requirements regarding privacy practices, and provide individuals with certain rights regarding the use, disclosure and sale of their protected personal information. For example, the FTC and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. Such standards require us to publish statements that describe how we handle personal data and choices individuals may have about the way we handle their personal data. If such information that we publish is considered untrue or inaccurate, we may be subject to government claims of unfair or deceptive trade practices, which could lead to significant liabilities and consequences. Moreover, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal data secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the FTC Act. State consumer protection laws provide similar causes of action for unfair or deceptive practices. Some states, such as California and Massachusetts, have passed specific laws mandating reasonable security measures for the handling of consumer data. Further, privacy advocates and industry groups have regularly proposed and sometimes approved, and may propose and approve in the future, self-regulatory standards with which we must legally comply or that contractually apply to us.
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
Several foreign jurisdictions, including the EU and the United Kingdom, have laws and regulations which are more restrictive in certain respects than those in the U.S. We are also subject to data privacy and security laws in foreign jurisdictions which have laws and regulations which are more restrictive in certain respects than the U.S. For example, in the European Economic Area (“EEA”), we are subject to the GDPR and in the United Kingdom, we are subject to the United Kingdom data protection regime consisting primarily of the UK General Data Protection Regulation and the UK Data Protection Act 2018, in each case in relation to our collection, control, processing, sharing, disclosure and other use of data relating to an identifiable living individual (personal data). The GDPR, and national implementing legislation in EEA member states, and the United Kingdom regime, impose a strict data protection compliance regime including: providing detailed disclosures about how personal data is collected and processed (in a concise, intelligible and easily accessible form); demonstrating that an appropriate legal basis is in place or otherwise exists to justify data processing activities; granting rights for data subjects in regard to their personal data (including data access rights, the right to be “forgotten” and the right to data portability); introducing the obligation to notify data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches; defining pseudonymized (i.e., key-coded) data; imposing limitations on retention of personal data; maintaining a record of data processing; and complying with the principal of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit.

We are also subject to European Union and United Kingdom rules with respect to cross-border transfers of personal data out of the EEA and the United Kingdom, respectively. Recent legal developments in Europe have created complexity and uncertainty regarding transfers of personal data from the EEA and the United Kingdom to the U.S. On July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-US Privacy Shield Framework (“Privacy Shield”) under which personal data could be transferred from the EEA to US entities who had self-certified under the Privacy Shield scheme.
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
We have previously relied on our own Privacy Shield certification and our relevant customers’ and partners’ Privacy Shield certifications for the purposes of transferring personal data from the EEA to the U.S. in compliance with the GDPR’s data export conditions. These recent developments will require us to review and amend the legal mechanisms by which we make and/ or receive personal data transfers to/ in the U.S., including updating agreements to put in place standard contractual clauses. The developments also create uncertainty and increase the risk around our international operations. European court and regulatory decisions subsequent to the CJEU decision of July 16, 2020 have taken a restrictive approach to international data transfers. For example, the Austrian and the French data protection supervisory authorities, as well as the European Data Protection Supervisor, have ruled that use of Google Analytics by European website operators involves the unlawful transfer of personal data to the U.S.; a number of other EU supervisory authorities are expected to take a similar approach which may impact other business tools that we use. As the enforcement landscape further develops, and supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, we could suffer additional costs, complaints and/or regulatory investigations or fines, have to stop using certain tools and vendors and make other operational changes, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
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
In the U.S., both the federal and various state governments have adopted or are considering, laws, guidelines or rules for the collection, distribution, use and storage of information collected from or about consumers or their devices. For example, California enacted the California Consumer Privacy Act (“CCPA”), which became enforceable by the California Attorney General on July 1, 2020, and requires new disclosures to California consumers, imposes new rules for collecting or using information about minors, and affords consumers new abilities to opt out of certain disclosures of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The effects of the CCPA, its implementing regulations, and uncertainties about the scope and applicability of exemptions that may apply to our business, are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply. Additionally, the California Privacy Rights Act (“CPRA”) passed in California. The CPRA significantly amends the CCPA, and imposes additional data protection obligations on covered companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also creates a new California data protection agency specifically tasked to enforce the law, which would likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. The substantive requirements for businesses subject to the CPRA will go into effect on January 1, 2023, and become enforceable on July 1, 2023. In addition, Virginia and Colorado have enacted the Consumer Data Protection Act (“VCDPA”) and the Colorado Data privacy Act (“CDPA”), respectively, which will go into effect in 2023 and will impose obligations similar to or more stringent than those we may face under other data protection laws.

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
Furthermore, our current and planned cryptocurrency offerings could subject us to additional regulations, licensing requirements, or other obligations. Compliance with any such regulations may be complex and costly. Cryptocurrencies are not considered legal tender or backed by most governments, and have experienced technological flaws and various law enforcement and regulatory interventions. The use of cryptocurrency, such as bitcoin, has been prohibited or effectively prohibited in some countries. In addition, in the U.S. and certain other jurisdictions, certain cryptocurrencies may be securities and subject to the securities laws of the relevant jurisdictions. If we fail to comply with any relevant laws, regulations or prohibitions that may be applicable to us, we could face regulatory or other enforcement actions and potential fines or other consequences. The rapidly evolving regulatory landscape with respect to cryptocurrency may subject us to inquiries or investigations from regulators and governmental authorities, require us to make product changes, restrict or discontinue product offerings, and implement additional and potentially costly controls. If we fail to comply with regulations, requirements, prohibitions or other obligations applicable to us, we could face regulatory or other enforcement actions and potential fines and other consequences.
Cryptocurrencies have in the past and may in the future experience periods of extreme price volatility. Fluctuations in the value of any cryptocurrencies or other digital assets that we might hold could also lead to volatility in our financial results and could have an adverse impact on our business. For example, currently there are no specific standards under IFRS regarding the accounting for cryptocurrencies, NFTs and similar instruments. In the event that the IASB issues new standards or amendments to existing standards in respect of these instruments, the accounting treatment may differ from the market practice applied by companies under existing accounting standards and guidance. In addition, governments could choose to curtail or outlaw the acquisition, use or redemption of cryptocurrency. In such a case, ownership of, holding or trading in cryptocurrency would be considered illegal and subject to sanction. These uncertainties, as well as future accounting and tax developments, or other requirements relating to cryptocurrency could expose us to litigation, regulatory action or possible liability, and have an adverse effect on our business.
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
As a result of our prior acquisitions, a significant portion of our total assets consists of intangible assets (including goodwill). Goodwill and intangible assets, net of amortization, together accounted for approximately 53% and 31% of the total assets on our balance sheet as of December 31, 2022 and 2021, respectively. To the extent we engage in additional acquisitions we may recognize additional intangible assets and goodwill. We evaluate goodwill for impairment annually at October 1 and whenever events or circumstances make it more likely than not that impairment may have occurred. Under current accounting rules, any determination that impairment has occurred would require us to record an impairment charge, which would adversely affect our earnings. An impairment of a significant portion of goodwill or intangible assets could adversely affect our business, financial condition or results of operations.

Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our debt obligations.
We have substantial indebtedness. As of December 31, 2022, we had $1,772.5 million total principal amount of debt outstanding, including $690.0 million of 0.00% Convertible Senior Notes due 2025 (“2025 Convertible Notes”), $632.5 million of 0.50% Convertible Senior Notes due 2027 (“2027 Convertible Notes”) and $450.0 million of 4.625% Senior Notes due 2026 (“2026 Senior Notes” and together with the 2025 Convertible Notes and 2027 Convertible Notes, the “Notes”). Our substantial indebtedness could have adverse consequences, including:
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
Successful execution of our business strategy is dependent in part upon our ability to manage our capital structure to reduce or maintain low interest expense and enhance free cash flow generation. The Revolving Credit Facility had remaining capacity of $100.0 million as of December 31, 2022.
Our Revolving Credit Facility provides the ability to borrow at rates based on the London Inter-bank Offered Rate (“LIBOR”). In 2017, the U.K. Financial Conduct Authority (the “FCA”) announced that it intends to phase out LIBOR, and in 2021, it announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, in the case of 1 week and 2 month USD settings, and immediately after June 30, 2023, in the case of the remaining USD settings. The U.S. Federal Reserve (the “Federal Reserve”) has also advised banks to cease entering into new contracts that use USD LIBOR as a reference rate. The Alternative Reference Rate Committee, a committee convened by the Federal Reserve that includes major market participants, has identified the Secured Overnight Financing Rate (“SOFR”), a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities, as its preferred alternative rate for LIBOR in the U.S. Working groups formed by financial regulators in other jurisdictions, including the United Kingdom, the European Union, Japan and Switzerland, have also recommended alternatives to LIBOR denominated in their local currencies. Although SOFR appears to be the preferred replacement rate for USD LIBOR, it is unclear if other benchmarks may emerge or if other rates will be adopted outside of the U.S. At this time, it is not possible to predict how markets will respond to SOFR or other alternative reference rates as the transition away from the LIBOR benchmarks is anticipated in coming years. Accordingly, the outcome of these reforms is uncertain and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phase-out could cause LIBOR to perform differently than in the past or cease to exist. The consequences of these developments cannot be entirely predicted, but could have an uncertain impact on our cost of funds, our receipts or payments under agreements that rely on LIBOR, and the valuation of derivative or other contracts to which we are a party, any of which could impact our results of operations and cash flows. We cannot predict whether or when LIBOR will actually cease to be available, whether SOFR will become the market benchmark in its place, or what, if any, such a transition may have on our business, financial condition and results of operations should we have any borrowings under the Revolving Credit Facility at that time.
Our $1,772.5 million of principal debt outstanding at December 31, 2022 is at a fixed rate of interest and is not subject to interest rate hedges. Developments in our business and operations could lead to a ratings downgrade for us or our subsidiaries. Any such fluctuation in the financial and credit markets, or in the rating of us or our subsidiaries, may impact our ability to access debt markets in the future or increase our cost of current or future debt, which could adversely affect our business, financial condition or results of operations.

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
Revenue and profit generated by our non-U.S. operations will increase or decrease compared to prior periods as a result of changes in foreign currency exchange rates. In addition, we could become subject to exchange control regulations that restrict or prohibit the conversion of our other revenue currencies into U.S. dollars. Any of these factors could decrease the value of revenues and earnings we derive from our non-U.S. operations and adversely affect our business.
While our foreign exchange and international operating risks have historically been negligible, we have recently begun offering merchant acquiring and processing services in geographies outside of the U.S., including the European Union and United Kingdom, and we may increasingly be subject to said risks as we continue to pursue our international expansion efforts. We may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of hedging agreements. We do not currently enter into such hedging agreements, which means our business, financial condition, and operating results may be impacted by fluctuations in the exchange rates of the currencies in which we do business. In the future, as our international operations increase, or more of our revenue agreements or operating expenses are denominated in currencies other than the U.S. dollar, these impacts may become material. To the extent that we hedge our foreign currency exchange rate exposure, we forgo the benefits we would otherwise experience if foreign currency exchange rates changed in our favor. No strategy can completely insulate us from risks associated with such fluctuations and our currency exchange rate risk management activities could expose us to substantial losses if such rates move materially differently from our expectations.
New or revised tax regulations or their interpretations, or becoming subject to additional foreign or U.S. federal, state or local taxes that cannot be passed through to our merchants or partners, could reduce our net income.
We are subject to tax laws in each jurisdiction where we do business. Changes in tax laws or their interpretations could decrease the amount of revenues we receive, the value of any tax loss carry-forwards and deferred tax balances recorded on our balance sheet, and the amount of our cash flow, and adversely affect our business, financial condition or results of operations.
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
In the event the conditional conversion feature of either of the 2025 Convertible Notes or 2027 Convertible Notes (collectively, the “Convertible Notes”) is triggered, noteholders will be entitled to convert their respective notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, all conversions of the Convertible Notes will be settled in cash up to at least the principal amount being converted, which could adversely affect our liquidity.

Legal and regulatory risks
Failure to comply with the FCPA anti-money laundering, economic and trade sanctions regulations, and similar laws could subject us to penalties and other adverse consequences.
We operate our business in foreign countries where companies often engage in business practices that are prohibited by U.S. and other regulations applicable to us. We are subject to anti-corruption laws and regulations, including the FCPA and other laws that prohibit the making or offering of improper payments to foreign government officials and political figures, including anti-bribery provisions enforced by the Department of Justice and accounting provisions enforced by the SEC. These laws prohibit improper payments or offers of payments to foreign governments and their officials and political parties by the U.S. and other business entities for the purpose of obtaining or retaining business. We have implemented policies, procedures, systems, and controls designed to identify and address potentially impermissible transactions under such laws and regulations; however, there can be no assurance that all of our employees, consultants and agents, including those that may be based in or from countries where practices that violate U.S. or other laws may be customary, will not take actions in violation of our policies, for which we may be ultimately responsible.
In addition, we are contractually required to comply with anti-money laundering laws and regulations, including the Bank Secrecy Act, as amended by the BSA. Among other things, the BSA requires subject entities to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity, and maintain transaction records.
We are also subject to certain economic and trade sanctions programs that are administered by OFAC, which prohibit or restrict transactions to or from, or dealings with, specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially-designated nationals of those countries, narcotics traffickers, and terrorists or terrorist organizations. Other group entities may be subject to additional local sanctions requirements in other relevant jurisdictions.
Similar anti-money laundering, counter-terrorist financing, and proceeds of crime laws apply to movements of currency and payments through electronic transactions. These laws also apply to dealings with persons specified in the lists of OFAC-like organizations of several other countries, and require specific data retention obligations to be observed by intermediaries in the payment process. Our businesses in those jurisdictions are subject to those data retention obligations.
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
While software and other of our proprietary works may be protected under copyright law, we have chosen not to register any copyrights in these works, and instead, primarily rely on protecting our software as a trade secret. In order to bring a copyright infringement lawsuit in the U.S., the copyright must be registered with the U.S. Copyright Office. Accordingly, the remedies and damages available to us for unauthorized use of our software may be limited.

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
Competitors may also be able to design around our patents. Changes in either the patent laws or interpretation of the patent laws in the U.S. and other countries may diminish the value of our patents or narrow the scope of our patent protection. If these developments were to occur, we could face increased competition. In addition, filing, prosecuting, maintaining, defending and enforcing patents on our software and technology in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S.
Failure to comply with, or changes in, laws, regulations and enforcement activities may adversely affect the products, services and markets in which we operate.
From time to time, we are subject to claims, individual and class action lawsuits, arbitration proceedings, government and regulatory investigations, inquiries, actions or requests, and other proceedings alleging violations of laws, rules, and regulations with respect to intellectual property, privacy, data protection, information security, consumer protection, fraud, accessibility, securities, tax, labor and employment, commercial disputes, services, charitable fundraising, contract disputes, escheatment of unclaimed or abandoned property, product liability and other matters. Moreover, we, our merchants and certain third party partners are subject to laws, regulations and industry standards that affect the electronic payments industry in the many countries in which our services are used. In particular, certain merchants and software partners and our sponsor bank are subject to numerous laws and regulations applicable to banks, financial institutions, and card issuers in the U.S. and abroad, and, consequently, we are at times affected by these foreign, federal, state, and local laws and regulations. There may be changes to the laws, regulation and standards that affect our operations in substantial and unpredictable ways at the federal and state level in the U.S. and in other countries in which our services are used. Changes to laws, regulations and standards, including interpretation and enforcement of such laws, regulations and standards could increase the cost of doing business or otherwise change how or where we want to do business. In addition, changes to laws, regulations and standards could affect our merchants and software partners and could result in material effects on the way we operate or the cost to operate our business.

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
We are also subject to U.S. financial services regulations, a myriad of consumer protection laws, economic sanctions, laws and regulations, anticorruption laws, escheat regulations and privacy and information security regulations. Changes to legal rules and regulations, or interpretation or enforcement of them, could have a negative financial effect on us. Any lack of legal certainty exposes our operations to increased risks, including increased difficulty in enforcing our agreements in those jurisdictions and increased risks of adverse actions by local government authorities, such as expropriations. In addition, certain of our alliance partners are subject to regulation by federal and state authorities and, as a result, could pass through some of those compliance obligations to us, which could adversely affect our business, financial condition or results of operations.
In particular, the Dodd-Frank Act significantly changed the U.S. financial regulatory system. Among other things, Title X of the Dodd-Frank Act established the CFPB, which regulates consumer financial products and services, including some offered by certain of our merchants. Regulation, examination and enforcement actions from the CFPB may require us to adjust our activities and may increase our compliance costs.
Separately, under the Dodd-Frank Act, debit interchange fees that a card issuer receives and which are established by a payment network for an electronic debit transaction are regulated by the Board of Governors of the Federal Reserve System (“Federal Reserve”), and must be “reasonable and proportional” to the cost incurred by the card issuer in authorizing, clearing, and settling the transaction. The Federal Reserve has capped debit interchange rates for card issuers operating in the U.S. with assets of $10 billion or more at the sum of $0.21 per transaction and an ad valorem component of 5 basis points to reflect a portion of the card issuer’s fraud losses plus, for qualifying card issuers, an additional $0.01 per transaction in debit interchange for fraud prevention costs. Regulations such as these could result in the need for us to make capital investments to modify our services to facilitate our existing merchants’ and potential merchants’ compliance and reduce the fees we are able to charge our merchants. These regulations also could result in greater pricing transparency and increased price-based competition leading to lower margins and higher rates of merchant attrition. Furthermore, the requirements of the regulations could result in changes in our merchants’ business practices, which could change the demand for our services and alter the type or volume of transactions that we process on behalf of our merchants.

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
We are a holding company and at December 31, 2022 have no material assets other than our ownership of LLC Interests, cash of $9.8 million and the aggregate principal amount of $690.0 million of 2025 Convertible Notes and $632.5 million of 2027 Convertible Notes that are held by Shift4 Payments, Inc. directly. As of December 31, 2022, we owned 68.9% of the economic interest in Shift4 Payments, LLC. As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes and operating expenses or declare and pay dividends in the future, if any, are dependent upon the financial results and cash flows of Shift4 Payments, LLC and distributions we receive from Shift4 Payments, LLC. There can be no assurance that our subsidiaries will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants in our debt instruments, will permit such distributions. Although Shift4 Payments, LLC is not currently subject to any debt instruments or other agreements that would restrict its ability to make distributions to Shift4 Payments, Inc., the terms of our Credit Facilities and other outstanding indebtedness restrict the ability of our subsidiaries to pay dividends to Shift4 Payments, LLC.

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
In addition, we may be subject to audits of our income, sales and other taxes by U.S. federal, state, and local and foreign taxing authorities. Outcomes from these audits could have an adverse effect on our results of operations and financial condition.
Our ability to use our net operating losses (“NOLs”) to offset future taxable income may be subject to certain limitations.
In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-ownership change NOLs to offset future taxable income. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders (or groups of stockholders) who own at least 5% of a corporation's stock increases by more than 50 percentage points over their lowest ownership percentage within a specified testing period. Similar rules may apply under state tax laws. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if there is a future change in our stock ownership (which may be outside of our control) that results in an ownership change, our ability to utilize NOLs could be further limited by Section 382 of the Code. U.S. federal NOLs generated in taxable years beginning on or before December 31, 2017, or pre-2017 NOLs, are subject to expiration while U.S. federal and certain state NOLs generated in taxable years beginning after December 31, 2017, or post- 2017 NOLs, are not subject to expiration. Additionally, for taxable years beginning after December 31, 2020, the deductibility of federal post-2017 NOLs is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL for such post-2017 NOLs. For these and other reasons, we may not be able to realize a tax benefit from the use of our NOLs.
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
As of December 31, 2022, our Founder, who is our Chief Executive Officer and a member of our board of directors, controls, in the aggregate, approximately 84.2% of the voting power represented by all our outstanding classes of stock. Our Founder and an affiliate of our Founder are members of our board of directors. These board members are designees of our Founder and can take actions that have the effect of delaying or preventing a change of control of us or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. These actions may be taken even if other stockholders oppose them. The concentration of voting power with our Founder may have an adverse effect on the price of our Class A common stock. The interests of our Founder may not be consistent with your interests as a stockholder.
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
Our Class B common stock and Class C common stock each have ten votes per share, and our Class A common stock has one vote per share. As of December 31, 2022, Jared Isaacman, our Founder, Chief Executive Officer and a member of our board of directors controls approximately 84.2% of the voting power of our outstanding capital stock. Our Founder holds all of the issued and outstanding shares of our Class B common stock and Class C common stock and therefore is able to significantly influence matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Our Founder may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock. Future transfers by the holders of Class B common stock and Class C common stock will generally result in those shares converting into shares of Class A common stock, subject to limited exceptions.
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

We identified a material weakness in our internal control over financial reporting and may identify material weaknesses in the future or otherwise fail to establish and maintain effective internal control over financial reporting, which could have a material adverse effect on our business and stock price.
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
As described in Item 9A, “Controls and Procedures,” we concluded that there was a material weakness in the design of a control activity with respect to the classification of customer acquisition costs within our Consolidated Statements of Cash Flows in our (1) previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and (ii) previously filed Quarterly Reports on Form 10-Q for each of the quarterly periods ended September 30, 2021, March 31, 2022 and June 30, 2022. We determined that our disclosure controls and procedures were not effective for the previously filed Quarterly Reports on Form 10-Q as described in (ii) above and our internal control over financial reporting was not effective for the previously filed Annual Report on Form 10-K as described in (i) above.
In order to remediate the material weakness, our management took corrective steps in 2022, completed documentation, and enhanced the design of its control activity over the classification of customer acquisition costs within our Consolidated Statements of Cash Flows. A material weakness cannot be considered remediated until the newly designed control activity operates for a sufficient period of time and management has concluded, through testing, that the control is operating effectively. After completing testing of the design and operating effectiveness of our internal control over financial reporting, we have concluded that the above identified material weakness has been fully remediated as of December 31, 2022.
We can give no assurance that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our internal control over financial reporting, in the future those controls may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.
Any failure to maintain effective internal control over financial reporting could adversely impact our ability to report our financial position and results of operations on a timely and accurate basis. If our financial statements are inaccurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our Class A common stock is listed, the SEC or other regulatory authorities. In either case, there could be an adverse effect on our business, financial condition and results of operations. Ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.
We are a “controlled company” within the meaning of the NYSE rules and, as a result, will qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You may not have the same protections afforded to stockholders of companies that are subject to such corporate governance requirements.
Our Founder has more than 50% of the voting power for the election of directors, and, as a result, we are considered a “controlled company” for the purposes of the New York Stock Exchange (the “NYSE”). As such, we qualify for, and intend to rely on, exemptions from certain corporate governance requirements, including the requirements to have a majority of independent directors on our board of directors, an entirely independent nominating and corporate governance committee, an entirely independent compensation committee or to perform annual performance evaluations of the nominating and corporate governance and compensation committees.

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
In addition, we have opted out of Section 203 of the General Corporation Law of the State of Delaware (“DGCL”), but our amended and restated certificate of incorporation provides that engaging in any of a broad range of business combinations with any “interested” stockholder (any stockholder with 15% or more of our voting stock) for a period of three years following the date on which the stockholder became an “interested” stockholder is prohibited, subject to certain exceptions.
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
Our amended and restated certificate of incorporation provides, subject to limited exceptions, that unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (1) derivative action or proceeding brought on behalf of our Company, (2) action asserting a claim of breach of a fiduciary duty owed by any director, officer, or other employee or stockholder of our Company to the Company or the Company’s stockholders, creditors or other constituents, (3) action asserting a claim against the Company or any director or officer of the Company arising pursuant to any provision of the DGCL, or our amended and restated certificate of incorporation or our amended and restated bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, or (4) action asserting a claim against the Company or any director or officer of the Company governed by the internal affairs doctrine; provided that the exclusive forum provisions will not apply to suits brought to enforce any liability or duty created by the Securities Act or the Exchange Act, or to any claim for which the federal courts have exclusive jurisdiction. For instance, the provision would not apply to actions arising under federal securities laws, including suits brought to enforce any liability or duty created by the Securities Act, Exchange Act, or the rules and regulations thereunder. Our amended and restated certificate of incorporation further provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the U.S. shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation.
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
Furthermore, Rook has entered into margin loan agreements to repay and replace an existing margin loan for a lower amount pursuant to which, in addition to other collateral, it has pledged LLC Interests and shares of the Company’s Class A and Class B common stock (collectively, “Rook Units”) to secure a margin loan. If Rook were to default on its obligations under the margin loan and fail to cure such default, the lender would have the right to exchange and sell up to 15,000,000 Rook Units to satisfy Rook’s obligation. While the number of units are currently valued in excess of the margin loan, such an event could cause our stock price to decline.
Any Class A common stock that we issue under the 2020 Incentive Award Plan, or other equity incentive plans that we may adopt in the future, would dilute the percentage ownership held by the investors who purchase our Class A common stock. In the future, we may also issue securities in connection with investments, acquisitions or capital raising activities. In particular, the number of shares of our Class A common stock issued in connection with an investment or acquisition, or to raise additional equity capital, could constitute a material portion of our then-outstanding shares of our Class A common stock. Any such issuance of additional securities in the future may result in additional dilution to you or may adversely impact the price of our Class A common stock.
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
The increasing focus on environmental, social and governance practices (“ESG”) could increase our costs, harm our reputation and adversely impact our financial results.
There has been increasing public focus by investors, customers environmental activists, the media and governmental and nongovernmental organizations on a variety of environmental, social and other sustainability matters. We experience pressure to make commitments relating to ESG matters that affect us, including the design and implementation of specific risk mitigation strategic initiatives relating to ESG. If we are not effective in addressing environmental, social and other sustainability matters affecting our business, or setting and meeting relevant sustainability goals, our reputation and financial results may suffer. We may experience increased costs in order to execute upon our sustainability goals and measure achievement of those goals, which could have an adverse impact on our business and financial condition.

In addition, this emphasis on environmental, social and other sustainability matters has resulted and may result in the adoption of new laws and regulations, including new reporting requirements. If we fail to comply with new laws, regulations or reporting requirements, our reputation and business could be adversely impacted.

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
•deficiencies and/or material weaknesses in our internal control over financial reporting;
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
The ongoing war between Russia and Ukraine could adversely affect our business, financial condition and results of operations.
The ongoing war between Russia and Ukraine, and the financial and economic sanctions imposed by the U.S., the European Union and other countries in response, are having pervasive direct and indirect effects on the global economy, and may adversely affect the Company’s business, results of operations and financial condition. Specifically, the war between Russia and Ukraine could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences as well as increase in cyberattacks and espionage.

In retaliation against new international sanctions and as part of measures to stabilize and support the volatile Russian financial and currency markets, the Russian authorities have also imposed significant currency control measures aimed at restricting the outflow of foreign currency and capital from Russia, imposed various restrictions on transacting with non-Russian parties, banned exports of various products and other economic and financial restrictions. The situation is continuously evolving, and the U.S., the European Union, the United Kingdom and other countries may implement additional sanctions, export controls or other measures against Russia, Belarus and other countries, regions, officials, individuals or industries in the respective territories. Such sanctions and other measures, as well as the existing and potential further responses from Russia or other countries to such sanctions, tensions and military actions, could adversely affect the global economy and financial markets and could adversely affect our business, financial condition and results of operations.
Such developments may negatively impact us directly or indirectly as well as the parties with which we conduct business. We are actively monitoring the situation and assessing its impact on our business, including our business partners and customers. To date we have not experienced any material interruptions in our infrastructure, supplies, technology systems or networks needed to support our operations. We have no way to predict the progress or outcome of the war in Ukraine or its impacts in Ukraine, Russia or Belarus as the war, and any resulting government reactions, are evolving and beyond our control. The extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time. Any of the above mentioned factors could affect our business, financial condition and results of operations. Any such disruptions may also magnify the impact of other risks described in this Annual Report, which could materially adversely affect our business, results of operations and financial condition.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We are headquartered in Allentown, Pennsylvania. Our other principal physical property is located in Las Vegas, Nevada. The table below sets forth certain information regarding these properties, all of which are leased.

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
ITEM 3. LEGAL PROCEEDINGS
Our material legal proceedings are described in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 18, “Commitments and Contingencies.”
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
Holders
As of February 23, 2023, there were 309 holders of record of our Class A common stock, 4 holders of record of our Class B common stock and 3 holders of record of our Class C common stock. Because many of our shares of Class A common stock are held by brokers and institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these record holders.
Recent Sales of Unregistered Securities
There were no unregistered equity securities sold from January 1, 2022 to December 31, 2022, other than as previously disclosed in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

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
Stock Performance Graph
The following graph and table compare the total shareholder return from June 5, 2020, the date on which our Class A common shares commenced trading on the New York Stock Exchange, NYSE, through December 31, 2022 of (i) our Class A common shares, (ii) the Standard and Poor’s 500 Stock Index (“S&P 500 Index”), and (iii) the Standard and Poor’s 500 Information Technology Index (“S&P Information Technology”). The stock performance graph and table assume an initial investment of $100 on June 5, 2020.

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

Comparison of Cumulative Total Return since IPO
$400
$350
$300
$250
$200
$150
$100
$100.00
$154.35
$327.83
$407.48
$251.87
$143.74
$243.17
6/4/2020
6/30/2020
12/31/2020
6/30/2021
12/31/2021
6/30/2022
12/31/2022
Shift Payments, Inc
S&P 500 Index
S&P Information Technology

	June 4, 2020	June 30, 2020	December 31, 2020	June 30, 2021	December 31, 2021	June 30, 2022	December 31, 2022
Shift4 Payments, Inc.	$100.00	$154.35	$327.83	$407.48	$251.87	$143.74	$243.17
S&P 500 Index	$100.00	$99.61	$120.68	$138.08	$153.14	$121.62	$123.36
S&P Information Technology	$100.00	$106.08	$132.09	$149.57	$176.15	$128.16	$125.23

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
A discussion regarding our financial condition and results of operation for the year ended December 31, 2022 compared to the year ended December 31, 2021 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 is included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K/A for the year ended December 31, 2021, filed with the SEC on November 8, 2022.
Overview
We are a leading independent provider of software and payment processing solutions in the United States (“U.S.”) based on total volume of payments processed. We have also begun executing on our international expansion strategy, and we expect our international presence to continue to grow in the future. We have achieved our leadership position through decades of solving business and operational challenges facing our customers’ overall commerce needs. We distribute our services through a scaled network of seasoned internal sales and support teams, as well as through our network of software partners. Our software partners are comprised of independent software vendors (“ISVs”) and value-added resellers (“VARs”). For our software partners, we offer a single integration to an international end-to-end payment offering, a proprietary gateway and a robust suite of technology solutions to enhance the value of their software and simplify payment acceptance. For our merchants, we provide a seamless, unified consumer experience and fulfill business needs that would otherwise require multiple software, hardware and payment vendors.
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
In addition to our scaled network of seasoned internal sales and support teams, we market and sell our solutions through a diversified network of thousands of software partners, which consists of ISVs and VARs. ISVs are technology providers that develop commerce-enabling software suites with which they can bundle our payments platform. VARs are organizations that provide distribution support for ISVs and act as trusted and localized service providers to merchants by providing them with software and services. Together, our ISVs and VARs provide us immense distribution scale and provide our merchants with front-line service and support.
Our end-to-end payments offering combines our payments platform, including our proprietary gateway and breadth of software integrations, and our suite of technology solutions to create a compelling value proposition for our merchants. Our end-to-end payment volume was $71.6 billion, $46.7 billion, and $24.3 billion for the years ended December 31, 2022, 2021, and 2020, respectively.

Our merchants range in size from small owner-operated local businesses to multinational enterprises conducting commerce throughout the world. We operate across numerous verticals including food and beverage, hospitality, stadiums and arenas, gaming, specialty retail, non-profits, eCommerce, and exciting technology companies. We expect our newest verticals, including stadiums and arenas, gaming, non-profits, and exciting technology companies, to contribute to our end-to-end payment volume significantly more in future periods than they have to date.
Recent Developments
Launch of SkyTab POS
During the year ended December 31, 2022, we launched SkyTab POS, our next-generation restaurant POS system. SkyTab POS includes sleek, cutting-edge hardware and powerful performance; robust functionality, including integrated online ordering and payment, contactless/QR code ordering and payment, and built-in marketing tools and loyalty programs; powerful management tools such as advanced reporting and analytics, remote menu management, and labor scheduling; and various mobile solutions.
Distribution Insourcing and Residual Commission Buyouts
During the year ended December 31, 2022, we completed $318.9 million of residual commission buyouts with certain third-party distribution partners, pursuant to which we acquired their ongoing merchant relationships that subscribe to our end-to-end payments platform. These amounts include $305.4 million in residual commission buyouts executed under our strategic buyout program in support of our strategic initiative to insource our sales distribution network. Total consideration for the residual commission buyouts was comprised of a combination of cash, shares of our Class A common stock, and contingent liability earnouts.
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
During the year ended December 31, 2022, we repurchased 3,887,191 shares of our Class A common stock for $184.4 million, including commissions paid, at an average price paid of $47.40 per share. During the three months ended December 31, 2022, we did not repurchase any shares of our Class A common stock. The June 2022 Program expired on December 31, 2022. See Note 19 to the accompanying consolidated financial statements for more information.
Recent Acquisitions
Online Payments Group
On September 29, 2022, we acquired Online Payments Group for $125.9 million of total purchase consideration, net of cash acquired. Online Payments Group is European payment service provider with a world-class developer portal and checkout experience that we believe will accelerate our global eCommerce growth.
Restaurant Technology Partners
During the year ended December 31, 2022, we acquired Pinnacle Hospitality Systems LLC (“Pinnacle”), FPOS Group, Inc. (“FPOS”), Retail Control Solutions, Inc. (“RCS”), and three other restaurant technology partners in separate transactions for $80.3 million of total purchase consideration, net of cash acquired.
These acquisitions enable the boarding of the restaurant technology partners’ customers on our end-to-end acquiring solution and empower our distribution partners to sign the restaurant technology partners’ customer accounts and leverage the combined expertise to handle all aspects of installation, service, and support.
The Giving Block
On February 28, 2022, we acquired The Giving Block, Inc. (“The Giving Block”) for $106.9 million of total purchase consideration, net of cash acquired. The Giving Block is a cryptocurrency donation marketplace that we expect to accelerate our growth in the non-profit sector with significant cross-sell potential.
See Note 3 to the accompanying consolidated financial statements for more information.

Pending Acquisition
Finaro
On March 1, 2022, we entered into a definitive agreement to acquire Credorax, Inc. d/b/a Finaro (“Finaro”) for $200.0 million in cash, 6,439,316 shares of our Class A common stock with a value of approximately $325.0 million as of March 1, 2022, determined by the volume weighted average price for the thirty trading days preceding the date of the agreement, and a performance-based earnout of up to $50.0 million in shares of our Class A common stock. Consummation of the merger is expected to occur in the second quarter of 2023 and is subject to regulatory approvals, which we expect to receive in March 2023. Finaro is a cross-border eCommerce platform and bank specializing in solving complex payment problems for multi-national merchants that we believe will accelerate our growth in international markets.
Factors Impacting Our Business and Results of Operations
In general, our results of operations are impacted by factors such as the adoption of software solutions that are integrated with our payment solutions, continued investment in our core capabilities, ongoing pursuit of strategic acquisitions, and macro-level economic trends.
Increased adoption of software-integrated payments. We primarily generate revenue through fees assessed on end-to-end payment volume initiated through our internal sales team and our integrated software partners. These fees include volume-based payments, transaction fees and subscription fees for software and technology solutions. We expect to continue to grow through both our internal sales team and integrated software partners, who have proven to be an effective and efficient way of acquiring new merchants and servicing these relationships.
Continued focus on converting our gateway-only customers to our end-to-end payments offering. Currently, a large percentage of our merchant base relies only on our proprietary gateway technology solution to process card-based payments. However, as more of these gateway-only merchants choose to also adopt our end-to-end payment solutions, our revenue per merchant and merchant retention are expected to increase given the fees we generate on end-to-end payment processing services are significantly higher than the per transaction fees we earn on gateway-only services. We have also implemented price increases for those merchants who have chosen to not adopt our end-to-end payment solutions.
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
Ability to attract and retain internal sales team and software partners. Our ability to attract and retain our internal sales team and software partners impacts our future growth and our ability to service our existing base of merchants. To facilitate internal talent attraction and retention, we strive to make Shift4 a diverse, inclusive and safe workplace, with opportunities for our employees to grow and develop in their careers, supported by strong compensation, benefits and health and wellness programs. It is also critical we maintain our product leadership through continued investment in innovative technology solutions as a means to ensure we retain our current software partners while attracting new software partners.
Investment in product, distribution and operations. We make significant investments in both new product development and existing product enhancements, such as mobile POS, cloud enablement for our software partners’ existing systems, and contactless payments, including QR code based mobile payment technologies. New product features and functionality are brought to market through varied distribution and promotional activities, including collaborative efforts with industry leading software providers, tradeshows, and customer conferences. Further, we will continue to invest in operational support in order to maintain service levels expected by our merchant customers. We believe these investments in product development and software integrations will lead to long-term growth and profitability.
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
Impact of international operations. We are subject to foreign exchange risk due to fluctuations in exchange rates between the U.S. dollar and the foreign currencies of countries in which we operate. Additionally, international operations expose us to additional risks and subject us to international laws and regulations. While our foreign exchange and international operating risks have historically been negligible, we may increasingly be subject to said risks as we continue our international expansion efforts.

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
See Note 4 to the accompanying consolidated financial statements for more information about the TSYS outage and Key performance indicators and non-GAAP measures for more information about Adjusted EBITDA and gross revenue less network fees.
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
Subscription and other revenues include software as a service (“SaaS”) fees for POS systems and terminals provided to merchants. POS and terminal SaaS fees are assessed based on the type and quantity of equipment deployed to the merchant. SaaS fees also include statement fees, fees for our proprietary business intelligence software, annual fees, regulatory compliance fees and other miscellaneous services such as help desk support and warranties on equipment. Subscription and other revenues also includes revenue derived from software license sales, hardware sales, third-party residuals and fees charged for technology support.
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
Unrealized gain on investments in securities represents adjustments to the fair value of our investments in non-marketable securities.
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

Comparison of Results for the Year Ended December 31, 2022 and 2021
The following table sets forth the consolidated statements of operations for the periods presented.

	Year Ended December 31,		$ change	% change
(in millions)	2022	2021
Payments-based revenue	$1,857.1	$1,258.0	$599.1	47.6%
Subscription and other revenues	136.5	109.5	27.0	24.7%
Gross revenue	1,993.6	1,367.5	626.1	45.8%
Network fees	(1,266.1)	(861.8)	(404.3)	46.9%
Other costs of sales (exclusive of certain depreciation and amortization expense shown separately below)	(257.3)	(227.3)	(30.0)	13.2%
General and administrative expenses	(267.4)	(219.5)	(47.9)	21.8%
Revaluation of contingent liabilities	36.6	(0.2)	36.8	NM
Depreciation and amortization expense (a)	(96.5)	(62.2)	(34.3)	55.1%
Professional fees	(33.3)	(16.8)	(16.5)	98.2%
Advertising and marketing expenses	(14.9)	(28.9)	14.0	(48.4%)
Income (loss) from operations	94.7	(49.2)	143.9	NM
Loss on extinguishment of debt	—	(0.2)	0.2	NM
Interest income	10.8	—	10.8	NM
Other income, net	0.5	0.3	0.2	66.7%
Unrealized gain on investments in securities	15.1	—	15.1	NM
Change in TRA liability	(1.7)	—	(1.7)	NM
Interest expense	(32.5)	(28.0)	(4.5)	16.1%
Income (loss) before income taxes	86.9	(77.1)	164.0	NM
Income tax (provision) benefit	(0.2)	3.1	(3.3)	(106.5%)
Net income (loss)	86.7	(74.0)	160.7	NM
Net income (loss) attributable to noncontrolling interests	11.6	(25.8)	37.4	NM
Net income (loss) attributable to Shift4 Payments, Inc.	$75.1	$(48.2)	$123.3	NM
(a)Depreciation and amortization expense includes depreciation of equipment under lease of $28.4 million and $21.8 million for the years ended December 31, 2022 and 2021, respectively.
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

See Factors Impacting Our Business and Results of Operations above and Note 4 to the accompanying consolidated financial statements for more information about the TSYS outage.
Gross revenue
Gross revenue was $1,993.6 million for the year ended December 31, 2022, compared to $1,367.5 million for the year ended December 31, 2021, an increase of $626.1 million or 45.8%. Gross revenue is comprised of payments-based revenue and subscription and other revenues. Gross revenue for the year ended December 31, 2021 includes $23.1 million in payments we made to merchants as a result of the TSYS outage, which were recorded as contra revenue.

Payments-based revenue was $1,857.1 million for the year ended December 31, 2022, compared to $1,258.0 million for the year ended December 31, 2021, an increase of $599.1 million or 47.6%. The increase in payments-based revenue was primarily driven by the increase in end-to-end payment volume of $24.9 billion or 53.4%, for the year ended December 31, 2022, compared to the year ended December 31, 2021, in addition to $23.1 million in payments we made to merchants in 2021 as a result of the TSYS outage, which were recorded as contra revenue.
Subscription and other revenues were $136.5 million for the year ended December 31, 2022, compared to $109.5 million for the year ended December 31, 2021, an increase of $27.0 million or 24.7%. The increase in subscription and other revenues was driven primarily by our 2022 and 2021 acquisitions, which collectively contributed $20.9 million more to subscription and other revenues in the year ended December 31, 2022, compared to the year ended December 31, 2021, in addition to higher annual fee revenue of $6.2 million.
Network fees
Network fees were $1,266.1 million for the year ended December 31, 2022, compared to $861.8 million for the year ended December 31, 2021, an increase of $404.3 million or 46.9%. This increase is correlated with the increase in end-to-end payment volume as described above.
Gross revenue less network fees was $727.5 million for the year ended December 31, 2022, compared to $529.0 million for the year ended December 31, 2021, an increase of $198.5 million or 37.5%. For the year ended December 31, 2021, gross revenue less network fees excludes the $23.1 million impact of the TSYS outage to gross revenue. The increase in gross revenue less network fees was largely correlated with the increase in end-to-end payment volume. See “Key Performance Indicators and Non-GAAP Measures” below for a reconciliation of gross profit to gross revenue less network fees.
Other costs of sales
Other costs of sales was $257.3 million for the year ended December 31, 2022, compared to $227.3 million for the year ended December 31, 2021, an increase of $30.0 million or 13.2%. This increase was primarily driven by:
•higher residual commissions, which increased other costs of sales $10.3 million, were driven by the growth in gross revenue less network fees, partially offset by the impact of residual commission buyouts;
•our 2022 and 2021 acquisitions, which collectively increased other costs of sales $8.1 million;
•higher capitalized software development and capitalized acquisition cost amortization, which together increased other costs of sales $8.6 million, net of the $1.6 million impact of changing the useful life of capitalized acquisition costs from three years to four years, effective October 1, 2022; and
•higher variable costs associated with processing fees of $5.7 million;
partially offset by:
•higher than normal chargeback losses during the year ended December 31, 2021 driven by the business failure of one merchant causing $5.5 million in estimated unrecoverable chargeback transactions in 2021; and
•payments to partners of $2.8 million due to the TSYS outage, which increased other costs of sales in the year ended December 31, 2021 and were nonrecurring in nature.
General and administrative expenses
General and administrative expenses were $267.4 million for the year ended December 31, 2022, compared to $219.5 million for the year ended December 31, 2021, an increase of $47.9 million or 21.8%. The increase was primarily driven by our 2022 and 2021 acquisitions, which collectively increased general and administrative expenses $21.8 million in the year ended December 31, 2022 compared to the year ended December 31, 2021. In addition, compensation and other employee-related expenses increased by $14.2 million and insurance expenses increased by $4.3 million as a result of our continued growth and expansion.
Revaluation of contingent liabilities
Revaluation of contingent liabilities of ($36.6) million for the year ended December 31, 2022 is primarily driven by fair value adjustments to contingent liabilities arising from our acquisitions in the year ended December 31, 2022.

Depreciation and amortization expense
Depreciation and amortization expense was $96.5 million for the year ended December 31, 2022, compared to $62.2 million for the year ended December 31, 2021, an increase of $34.3 million or 55.1%. The increase was primarily driven by higher residual commission buyout amortization of $36.9 million due to the significant amount of residual commission buyouts completed in 2022, net of the change in useful life from three years to four years of $6.9 million. In addition, equipment under lease increased $6.6 million in the year ended December 31, 2022, compared to the year ended December 31, 2021, net of the change in useful life from three years to four years of $3.5 million. This is offset by a decline in other intangible asset amortization of $9.7 million in the year ended December 31, 2022, compared to the year ended December 31, 2021, driven by intangibles that reached the end of their useful life, offset by new intangible assets as a result of the acquisitions in 2022.
Professional fees
Professional fees were $33.3 million for the year ended December 31, 2022, compared to $16.8 million for the year ended December 31, 2021, an increase of $16.5 million or 98.2%. The increase was primarily due to higher acquisition-related costs.
Advertising and marketing expenses
Advertising and marketing expenses were $14.9 million for the year ended December 31, 2022, compared to $28.9 million for the year ended December 31, 2021, a decrease of $14.0 million or 48.4%. The decrease was primarily driven by expenses in the year ended December 31, 2021 related to the integration of 3dcart and its rebranding as Shift4Shop as well as the costs associated with the Inspiration4 seat that were nonrecurring in nature. This was partially offset by our 2022 and 2021 acquisitions, which collectively increased advertising and marketing expenses $4.0 million in the year ended December 31, 2022 and higher sponsorship expenses.
Interest income
Interest income was $10.8 million for the year ended December 31, 2022, consisting primarily of interest income earned on our cash and cash equivalents. We had immaterial interest income for the year ended December 31, 2021.
Unrealized gain on investments in securities
The unrealized gain on investments in securities resulted in $15.1 million of non-cash income for the year ended December 31, 2022. There was no corresponding income for the year ended December 31, 2021. See Note 14 to the accompanying consolidated financial statements for more information on our investments in securities.
Change in TRA liability
The change in TRA liability resulted in $1.7 million of non-cash expense for the year ended December 31, 2022. There was no corresponding expense for the year ended December 31, 2021. See Note 15 to the accompanying consolidated financial statements for more information on the TRA.
Interest expense
Interest expense was $32.5 million for the year ended December 31, 2022, compared to $28.0 million for the year ended December 31, 2021, an increase of $4.5 million or 16.1%. The increase in interest expense was primarily driven by the issuance of the Convertible Senior Notes due 2027 (“2027 Convertible Notes”) in July 2021, as well as higher amortization of capitalized financing fees during the year ended December 31, 2022.

Income tax (provision) benefit
The effective tax rate for the year ended December 31, 2022 was (0.2%), compared to the effective tax rate for the year ended December 31, 2021 of 4.0%.
The effective tax rate for the year ended December 31, 2022 was different than the U.S. federal statutory income tax rate of 21% primarily due to the income allocated to the noncontrolling interest, the full valuation allowances on Shift4 Payments, Inc. and certain corporate subsidiaries in the U.S., the nontaxable adjustment related to the revaluation of contingent liabilities, and a $6.4 million income tax benefit related to the valuation allowance release due to acquired deferred tax liabilities from The Giving Block acquisition. The effective tax rate for the year ended December 31, 2021 was different than the U.S. federal statutory income tax rate of 21% primarily due to the loss allocated to the noncontrolling interest, the full valuation allowances on Shift4 Payments, Inc. and certain corporate subsidiaries in the U.S., and the tax windfall related to vested equity-based compensation awards.
Net income (loss) attributable to noncontrolling interests
Net income attributable to noncontrolling interests of Shift4 Payments, LLC was $11.6 million for the year ended December 31, 2022, compared to net loss of $25.8 million for the year ended December 31, 2021.
Key performance indicators and non-GAAP measures
The following table sets forth our key performance indicators and non-GAAP measures for the periods presented.

	Year Ended December 31,
(in millions)	2022	2021	2020
End-to-end payment volume	$71,587.7	$46,663.3	$24,284.4
Gross revenue less network fees	727.5	529.0	323.0
EBITDA	257.7	55.3	10.6
Adjusted EBITDA	289.7	167.2	87.7
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
Adjusted EBITDA is the primary financial performance measure used by management to evaluate its business and monitor results of operations. Adjusted EBITDA represents EBITDA further adjusted for certain non-cash and other nonrecurring items that management believes are not indicative of ongoing operations. These adjustments include the TSYS outage and associated costs, acquisition, restructuring and integration costs, revaluation of contingent liabilities, unrealized gain (loss) on investments in securities, change in TRA liability, equity-based compensation expense, and other nonrecurring items. The financial impact of certain elements of these activities is often largely relative to the Company’s overall financial performance and can adversely affect the comparability of our operating results and investors’ ability to analyze the business from period to period.

We use non-GAAP financial measures to supplement financial information presented on a GAAP basis. We believe that excluding certain items from our GAAP results allows management to better understand our consolidated financial performance from period to period and better project our future consolidated financial performance as forecasts are developed at a level of detail different from that used to prepare GAAP-based financial measures. Moreover, we believe these non-GAAP financial measures provide our stakeholders with useful information to help them evaluate our operating results by facilitating an enhanced understanding of our operating performance and enabling them to make more meaningful period to period comparisons. There are limitations to the use of the non-GAAP financial measures presented in this Annual Report. Our non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.
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
Gross revenue less network fees:

	Year Ended December 31,
	2022	2021	2020
(in millions)
Gross revenue	$1,993.6	$1,367.5	$766.9
Less: Network fees	(1,266.1)	(861.8)	(443.9)
Less: Other costs of sales (exclusive of depreciation of equipment under lease)	(257.3)	(227.3)	(145.2)
	470.2	278.4	177.8
Less: Depreciation of equipment under lease	(28.4)	(21.8)	(9.8)
Gross profit (a) (b) (c)	$441.8	$256.6	$168.0

Gross profit (a) (b) (c)	$441.8	$256.6	$168.0
Add back: Other costs of sales (b)	257.3	227.3	145.2
Add back: Depreciation of equipment under lease	28.4	21.8	9.8
Add back: TSYS outage payments and associated costs (c)	—	23.3	—
Gross revenue less network fees	$727.5	$529.0	$323.0

(a)The determination of gross profit is inclusive of depreciation of equipment under lease that is included within Depreciation and amortization expense in the Consolidated Statements of Operations. The table reflects the determination of gross profit for all periods presented. Although gross profit is not presented on the Consolidated Statements of Operations, it represents the most comparable metric calculated under U.S. GAAP to non-GAAP gross revenues less network fees.
(b)The year ended December 31, 2021 includes $2.8 million of nonrecurring payments to partners associated with the TSYS outage. See Factors Impacting Our Business and Results of Operations above and Note 4 in the accompanying consolidated financial statements for more information about the TSYS outage.
(c)The year ended December 31, 2021 includes $23.1 million of nonrecurring payments to merchants associated with the TSYS outage and associated expenses of $0.2 million. See Factors Impacting Our Business and Results of Operations above and Note 4 in the accompanying consolidated financial statements for more information about the TSYS outage.

EBITDA and Adjusted EBITDA:

	Year Ended December 31,
(in millions)	2022	2021	2020
Net income (loss)	$86.7	$(74.0)	$(111.4)
Interest expense	32.5	28.0	40.2
Interest income	(10.8)	—	—
Income tax provision (benefit)	0.2	(3.1)	(2.4)
Depreciation and amortization expense	149.1	104.4	84.2
EBITDA	257.7	55.3	10.6
Acquisition, restructuring and integration costs (a)	28.2	36.7	8.3
Revaluation of contingent liabilities (b)	(36.6)	0.2	(6.1)
Unrealized gain on investments in securities (c)	(15.1)	—	—
Change in TRA liability (d)	1.7	—	—
Equity-based compensation (e)	50.4	47.3	66.9
TSYS outage payments and associated costs (f)	—	26.3	—
Impact of lease modifications (g)	—	—	(12.4)
Other nonrecurring items (h)	3.4	1.4	20.4
Adjusted EBITDA	$289.7	$167.2	$87.7
(a)For the year ended December 31, 2022, primarily consisted of $23.7 million of acquisition-related costs, a signing bonus of $2.0 million to our Chief Financial Officer, and $1.4 million of professional fees associated with a consent solicitation for the 2026 Senior Notes in March 2022. For the year ended December 31, 2021, consists primarily of expenses related to the integration of 3dcart and its rebranding as Shift4Shop of $20.8 million, acquisition-related costs incurred of $7.3 million, $3.7 million of costs associated with the Inspiration4 seat and $1.6 million of severance costs. For the year ended December 31, 2020, consists primarily of transaction expenses incurred related to the two acquisitions in the fourth quarter of 2020 of $2.1 million, change of control liabilities as a result of the IPO of $3.8 million, severance costs of $1.2 million, and professional fees of $0.8 million related to the October 2020 debt refinancing. See Note 14 to the accompanying consolidated financial statements for more information on the contingent liability adjustments.
(b)For the years ended December 31, 2022 and 2020, primarily consisted of fair value adjustments to contingent liabilities arising from acquisitions.
(c)Represents adjustments to the fair value of investments in non-marketable securities. See Note 14 to the accompanying consolidated financial statements for more information on the investments in non-marketable securities.
(d)Represents adjustments to the TRA liability. See Note 15 to the accompanying consolidated financial statements for more information on the TRA.
(e)Represents equity-based compensation expense for RSUs, including employer taxes for vested RSUs. See Note 21 to the accompanying consolidated financial statements for more information on equity-based compensation.
(f)Includes nonrecurring payments we made in the year ended December 31, 2021 to our merchants of $23.1 million and partners of $2.8 million due to the TSYS outage and other expenses incurred associated with the TSYS outage of $0.4 million. See Factors Impacting Our Business and Results of Operations above and Note 4 to the accompanying consolidated financial statements for more information about the TSYS outage.
(g)Effective June 30, 2020, we modified the terms and conditions of our SaaS agreements and updated operational procedures. As a result, beginning June 30, 2020, hardware provided under our SaaS agreements is accounted for as an operating lease, whereas prior to June 30, 2020, these agreements were accounted for as sales-type leases. This adjustment of $12.4 million represents the one-time cumulative impact of modifying the contracts effective June 30, 2020. Prior to amending the terms, the sales-type lease accounting treatment impacted EBITDA and Adjusted EBITDA negatively by $8.6 million for the year ended December 31, 2020.
(h)For the year ended December 31, 2022, primarily consisted of $1.1 million of costs associated with an internal processing system disruption that required technical remediation, $0.8 million of nonrecurring advertising and marketing expenses, $0.7 million of legal and professional fees for one-time matters, a $0.5 million donation and $0.4 million of costs associated with an early retirement initiative completed in the first quarter of 2022. For the year ended December 31, 2020, primarily consists of $16.6 million in losses on the extinguishment of debt associated with the debt pre-payments in 2020 and $1.6 million for temporary fee waivers given on certain products from March 2020 through June 2020 as a result of COVID-19. See Note 12 to the accompanying consolidated financial statements for more information on the losses on the extinguishment of debt. Also includes fees to the Continuing Equity Owners for consulting and managing services through the date of the IPO of $0.8 million for the year ended December 31, 2020. These fees are not required to be paid subsequent to the IPO. See Note 17 to the accompanying consolidated financial statements for more information about these related party transactions.
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
The following table sets forth summary cash flow information for the periods presented:

	Year Ended December 31,
(in millions)	2022	2021
Net cash provided by operating activities	$275.4	$3.0
Net cash used in investing activities	(516.8)	(170.5)
Net cash (used in) provided by financing activities	(214.6)	471.2
Effect of exchange rate changes on cash and cash equivalents	1.0	—
Change in cash and cash equivalents	$(455.0)	$303.7
Operating activities
Net cash provided by operating activities consists of net income (loss) adjusted for certain non-cash items and changes in other assets and liabilities.
For the year ended December 31, 2022, cash provided by operating activities of $275.4 million was primarily a result of:
•net income of $86.7 million adjusted for non-cash expenses, including depreciation and amortization of $149.1 million, equity-based compensation of $49.6 million, and revaluation of contingent liabilities of $(36.6) million; plus
•an impact from working capital of $23.1 million, primarily as a result of no longer being required to have funds held in our sponsor bank merchant settlement account, offset by $25.2 million of capitalized customer acquisition costs.
For the year ended December 31, 2021, net cash provided by operating activities of $3.0 million was primarily a result of:
•net loss of $74.0 million, which includes $25.8 million of nonrecurring payments to our merchants and partners due to the TSYS outage and associated costs incurred in the third and fourth quarters of 2021, adjusted for non-cash expenses, including depreciation and amortization of $104.4 million, equity-based compensation of $40.8 million, provision for bad debts of $11.3 million; plus
•an impact from working capital of $(84.0) million, which is primarily a result of $37.8 million of funds deposited in our sponsor bank merchant settlement account to facilitate gross card transaction deposits for those customers we bill on a monthly, versus a daily basis, $26.2 million of capitalized customer acquisition costs, and $20.9 million of interest payments on outstanding debt, offset by working capital fluctuations.
Investing activities
Net cash used in investing activities includes cash paid for acquisitions, residual commission buyouts, purchases of property and equipment, purchases of equipment to be leased, investments in securities and capitalized software development costs.
Net cash used in investing activities was $516.8 million for the year ended December 31, 2022, an increase of $346.3 million compared to net cash used in investing activities of $170.5 million for the year ended December 31, 2021. This increase was primarily the result of:
•higher residual commission buyouts of $265.1 million as a result of our strategic buyout program completed in 2022 in support of our strategic initiative to insource our sales distribution network;
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
•the acquisition of The Giving Block in March 2022 for $106.9 million in aggregate purchase consideration, including $12.6 million in cash, net of cash acquired of $4.2 million; and
•higher capitalized software development costs of $21.7 million;

partially offset by:
•the acquisition of VenueNext Inc. (“VenueNext”) in March 2021 for $66.9 million in aggregate purchase consideration, including $40.6 million in cash, net of cash acquired of $1.6 million;
•the investment in Space Exploration Technologies Corp. (“SpaceX”) of $27.5 million in the year ended December 31, 2021; and
•the acquisition of Postec, Inc. (“Postec”) in September 2021 for $14.3 million, net of cash acquired of $1.4 million.
Financing activities
Net cash used in financing activities was $214.6 million for the year ended December 31, 2022, a decrease of $685.8 million, compared to net cash provided by financing activities of $471.2 million for the year ended December 31, 2021. This decrease was primarily the result of:
•the net proceeds from the 2027 Convertible Notes during the year ended December 31, 2021 of $617.7 million; and
•payments for the repurchase of common stock of $185.9 million during the year ended December 31, 2022 pursuant to the Programs;
partially offset by:
•lower employee taxes paid on vested RSUs of $102.5 million during the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily the result of RSUs that vested in the year ended December 31, 2021 related to our IPO.
Convertible Notes, Senior Notes and Revolving Credit Facility
As of December 31, 2022, we had $1,772.5 million total principal amount of debt outstanding, including $690.0 million of 2025 Convertible Notes, $632.5 million of 2027 Convertible Notes and $450.0 million of 2026 Senior Notes.
Convertible Notes – 2027 Notes
In July 2021, Shift4 Payments, Inc. issued an aggregate principal amount of $632.5 million of 2027 Convertible Notes to qualified institutional buyers in an offering exempt from registration under the Securities Act. We received net proceeds, after deducting initial purchasers’ discounts and estimated offering expenses, of approximately $617.7 million from the offering of the 2027 Convertible Notes. The net proceeds of the 2027 Convertible Notes Offering, together with cash on hand, will be used for general corporate purposes. The 2027 Convertible Notes will mature on August 1, 2027, unless earlier repurchased, redeemed or converted, and accrue interest at a rate of 0.50% per year. Interest on the 2027 Convertible Notes is payable semi-annually in arrears on each February 1 and August 1, commencing on February 1, 2022. We will settle conversions by paying in cash up to the principal amount of the 2027 Convertible Notes with any excess to be paid or delivered, as the case may be, in cash or shares of Class A common stock or a combination of both at our election, based on the conversion rate. The initial conversion rate is 8.1524 shares of Class A common stock per $1,000 principal amount of 2027 Convertible Notes (equivalent to an initial conversion price of approximately $122.66 per share of Class A common stock), subject to adjustment upon the occurrence of specified events. None of the specified events for the conversion of the 2027 Convertible Notes occurred as of December 31, 2022. See Note 12 to the accompanying consolidated financial statements for more information.
Convertible Notes – 2025 Notes
In December 2020, Shift4 Payments, Inc. issued an aggregate principal amount of $690.0 million of 2025 Convertible Notes, to qualified institutional buyers in an offering exempt from registration under the Securities Act. We received net proceeds, after deducting initial purchasers’ discounts and estimated offering expenses, of approximately $673.6 million from the 2025 Convertible Notes Offering. The net proceeds of the 2025 Convertible Notes Offering, together with cash on hand, will be used for general corporate purposes. The 2025 Convertible Notes do not bear regular interest, and the principal amount of the 2025 Convertible Notes does not accrete and will mature on December 15, 2025 unless earlier repurchased, redeemed or converted. The initial conversion rate is 12.4262 shares of Class A common stock per $1,000 principal amount of 2025 Convertible Notes (equivalent to an initial conversion price of approximately $80.48 per share of Class A common stock), subject to adjustment upon the occurrence of specified events. None of the specified events for the conversion of the 2025 Convertible Notes occurred as of December 31, 2022. See Note 12 to the accompanying consolidated financial statements for more information.

Senior Notes – 2026 Notes
In October 2020, Shift4 Payments, LLC and Shift4 Payments Finance Sub, Inc., or the Issuers, issued an aggregate $450.0 million principal amount of the 2026 Senior Notes. We received net proceeds, after deducting initial purchasers’ discounts and estimated offering expenses, of approximately $442.8 million from the offering of the 2026 Senior Notes. The net proceeds of the 2026 Senior Notes offering, together with cash on hand, were used to repay all indebtedness outstanding under the First Lien Term Loan Facility. The 2026 Senior Notes mature on November 1, 2026, and accrue interest at a rate of 4.625% per year. Interest on the 2026 Senior Notes is payable semi-annually in arrears on each May 1, and November 1, commencing on May 1, 2021. At any time on or after November 1, 2022, the Issuers may redeem all or a portion of the 2026 Senior Notes at the redemption prices set forth in the indenture governing the 2026 Senior Notes, plus accrued and unpaid interest, if any, to but excluding, the date of redemption. See Note 12 to the accompanying consolidated financial statements for more information.
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
Revolving Credit Facility
In October 2020, we fully repaid the $650.0 million of aggregate principal amount of secured term loans comprised of first lien term loans of $520.0 million due November 30, 2024 (“First Lien Term Loan Facility”), using the proceeds from the 2026 Senior Notes. The credit agreement governing the First Lien Term Loan Facility (“First Lien Credit Agreement”) included a revolving credit facility that had a borrowing capacity of $90.0 million (“Revolving Credit Facility”), which was previously scheduled to mature on November 30, 2022.
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
Loans incurred under the amended Revolving Credit Facility bear interest at our option at either the LIBO rate plus a margin ranging from 3.00% to 3.50% per year or the alternate base rate (the highest of the Federal Funds rate plus 0.50%, or the prime rate announced from time to time in The Wall Street Journal) plus a margin ranging from 2.00% to 2.50% per year (“Applicable Rate”). The Applicable Rate varies depending on our total leverage ratio (as defined in the Credit Agreement). The alternate base rate and the LIBO rate are each subject to a zero percent floor. In addition, we are required to pay a commitment fee under the Revolving Credit Facility in respect of the unutilized commitments thereunder at a rate ranging from 0.25% per year to 0.50% per year, in each case based on the total leverage ratio. We are also subject to customary letter of credit and agency fees. The Revolving Credit Facility has a borrowing capacity of $100.0 million. As of December 31, 2022, we had no outstanding borrowings under the Revolving Credit Facility.
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
In the year ended December 31, 2022, we repurchased 3,887,191 shares of Class A common stock for $184.4 million, including commissions paid, at an average price paid of $47.40 per share. The June 2022 Program expired on December 31, 2022. See Note 19 to the accompanying consolidated financial statements for more information.

Cash Requirements
Our material cash requirements include the following contractual obligations.
Debt
As of December 31, 2022, we had $1,772.5 million of fixed rate debt outstanding with maturities beginning in 2025. Future interest payments associated with the outstanding debt total $99.1 million, with $24.0 million payable within twelve months.
Contingent Liabilities
As of December 31, 2022, the fair value of contingent liabilities to potentially be paid out in cash was $30.9 million, with $25.8 million payable within twelve months. As of December 31, 2022, the maximum amount of contingent liabilities to potentially be paid out in cash was $117.2 million, all payable within twelve months.
Leases
As of December 31, 2022, we are obligated under non-cancellable operating leases for our premises, which expire through November 2030. Future rent payments associated with outstanding operating leases total $25.6 million, with $6.1 million payable within twelve months.
We believe that our cash and cash equivalents and future cash flow from operations will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next twelve months and into the foreseeable future based on our current operating plan.
Critical Accounting Estimates
Our discussion and analysis of our historical financial condition and results of operations for the periods described is based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the U.S. of America (“U.S. GAAP”). The preparation of these historical financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments in certain circumstances that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. We evaluate our assumptions and estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We have provided a summary of our significant accounting policies in Note 2 to the accompanying consolidated financial statements. The following critical accounting discussion pertains to accounting policies management believes are most critical to the portrayal of our historical financial condition and results of operations and that require significant, difficult, subjective or complex judgments. Other companies in similar businesses may use different estimation policies and methodologies, which may impact the comparability of our financial condition, results of operations and cash flows to those of other companies.
Revenue recognition
Application of the accounting principles in U.S. GAAP related to the measurement and recognition of revenue requires us to make judgments and estimates. Complex agreements with nonstandard terms and conditions may require significant contract interpretation to determine the appropriate accounting. Specifically, the determination of whether we are a principal to a transaction or an agent can require considerable judgment. We have concluded that we are the principal in our payment processing agreements as we control the service on our payments platform, which is transformative in nature and allows for front-end and back-end risk mitigation, merchant portability, third party software integrations, and enhanced reporting functionality. We also contract directly with our merchants and have complete pricing latitude on the processing fees charged to our merchants. As such, we bear the credit risk for network fees and transactions charged back to the merchant. For our SaaS agreements, we allocate revenue to each performance obligation based on its relative standalone selling price, which is based on the fair value of each product and service. Changes in judgments with respect to these assumptions and estimates could impact the amount of revenue recognized.

Business combinations and the valuation of acquired assets and liabilities
Upon acquisition of a company, we determine if the transaction is a business combination, which is accounted for using the acquisition method of accounting. Under the acquisition method, once control is obtained of a business, the assets acquired, and liabilities assumed, including amounts attributed to noncontrolling interests, are recorded at fair value. The determination of the fair value of these assets and liabilities is based on estimates which are subject to significant management judgment. The fair values of intangible assets are estimated using the relief-from-royalty method or the multi-period excess earnings method. Our estimates of fair value are based upon assumptions, including but not limited to projected revenues, earnings before interest expense and income tax (“EBIT”) margins, customer attrition rates, and discount rates. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable. Measurement period adjustments are reflected at the time identified, up through the conclusion of the measurement period, which is the time at which all information for determination of the values of assets acquired and liabilities assumed is received, and is not to exceed one year from the acquisition date. We may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill.
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
A portion of the purchase consideration for certain of our acquisitions is contingent on the performance of the acquired business. The contingent liability arising from the expected earnout payment included in purchase consideration is measured on the acquisition date using a Monte Carlo simulation in a risk-neutral framework, calibrated to Management’s forecasts which are subject to significant judgment.
Impairment assessments
We monitor conditions related to equipment for lease, property, plant and equipment, and intangible assets and test these assets for potential impairment whenever management concludes events or changes in circumstances, such as historical operating and/or cash flow losses of an asset group, indicate that the carrying amount may not be recoverable.
We perform a goodwill impairment test annually as of October 1 and whenever events or circumstances make it more likely than not that impairment may have occurred. We have determined that our business comprises one reporting unit. We have the option to first assess qualitative factors to determine whether events or circumstances indicate it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, in which case a quantitative impairment test is not required.
Useful lives of equipment for lease, property, plant and equipment, residual commission buyouts, capitalized customer acquisition costs, and intangible assets
Tangible equipment for lease and property, plant and equipment are depreciated over their estimated useful life on a straight-line basis. Capitalized customer acquisition costs and intangible assets with finite lives are amortized over their estimated useful life on a straight-line basis. We monitor conditions related to these assets to determine whether events and circumstances warrant a revision to the remaining depreciation or amortization period. The original estimate of an asset’s useful life and the impact of an event or circumstance on either an asset’s useful life or carrying value involve significant judgment regarding estimates of the future cash flows associated with each asset.
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

In addition to tax expenses, we will also make payments under the TRA, which we expect to be significant. We will account for the income tax effects and corresponding TRA’s effects resulting from future taxable purchases or redemptions of LLC Interests of the Continuing LLC Owners by us or Shift4 Payments, LLC or the Blocker Shareholders by recognizing an increase in our deferred tax assets, based on enacted tax rates at the date of the purchase or redemption. Further, we will evaluate the likelihood that we will realize the benefit represented by the deferred tax asset and, to the extent that we estimate that it is more likely than not that we will not realize the benefit, we will reduce the carrying amount of the deferred tax asset with a valuation allowance. The amounts to be recorded for both the deferred tax assets and the liability for our obligations under the TRA will be estimated at the time of any purchase or redemption as a reduction to shareholders’ equity, and the effects of changes in any of our estimates after this date will be included in net income (loss). Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income (loss). Judgement is required in assessing the future tax consequences of events that have been recognized in Shift4 Payments, Inc.’s financial statements. A change in our assessment of such consequences, such as realization of deferred tax assets, changes in tax laws or interpretations thereof could materially impact our results. As of December 31, 2022, we recognized a $1.7 million TRA liability after concluding it was probable that, based on estimates of future taxable income, we will realize tax benefits associated with the TRA in the 2022 tax year.
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
New accounting pronouncements
For information regarding new accounting pronouncements, and the impact of these pronouncements on our consolidated financial statements, if any, refer to Note 2 to the accompanying consolidated financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to financial instruments are subject to risks relating to interest rates.
As of December 31, 2022, we had $1,772.5 million of fixed rate principal debt outstanding pursuant to the Notes with a fair value of $1,643.6 million. Since these notes bear interest at fixed rates, they do not result in any financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates when interest rates change.
We also have a Revolving Credit Facility available to us with available borrowing capacity of $100.0 million. We are obligated to pay interest on loans under the Revolving Credit Facility as well as other customary fees, including an upfront fee and an unused commitment fee based on our debt rating. Borrowings under the Revolving Credit Facility, if any, bear interest at floating rates. As a result, we are exposed to the risk related to fluctuations in interest rates to the extent of our borrowings. As of December 31, 2022 and 2021, we had no amounts outstanding under the Revolving Credit Facility. See “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report and Note 12 to the accompanying consolidated financial statements for more information.

Item 8: Financial Statements and Supplementary Data
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	69
Consolidated Balance Sheets as of December 31, 2022, 2021 and 2020	72
Consolidated Statements of Operations for the Years Ended December 31, 2022, 2021 and 2020	73
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2022, 2021 and 2020	74
Consolidated Statements of Changes in Redeemable Preferred Units and Stockholders’ Equity/ Members’ (Deficit) for the Years Ended December 31, 2022, 2021 and 2020	75
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020	76
Notes to Consolidated Financial Statements	77

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Shift4 Payments, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Shift4 Payments, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income (loss), of changes in redeemable preferred units and stockholders’/members' equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Changes in Accounting Principles
As discussed in Note 2 and Note 12 to the consolidated financial statements, the Company changed the manner in which it accounts for leases and the manner in which it accounts for convertible instruments and contracts in an entity’s own equity in 2021.
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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Online Payments Group AG and The Giving Block, Inc. from its assessment of internal control over financial reporting as of December 31, 2022 because they were acquired by the Company in purchase business combinations during 2022. We have also excluded Online Payments Group AG and The Giving Block, Inc. from our audit of internal control over financial reporting. Online Payments Group AG and The Giving Block, Inc. are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting collectively represent less than 1% of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.

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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Acquisitions of The Giving Block and Online Payments Group AG - Valuation of Contingent Consideration for Earnout Liabilities
As described in Notes 3 and 14 to the consolidated financial statements, on February 28, 2022 and September 29, 2022, the Company acquired The Giving Block and Online Payments Group AG for $106.9 million and $125.9 million, respectively, of estimated total purchase consideration, net of cash acquired. The Company agreed to an earnout due to the former shareholders of The Giving Block and Online Payments Group AG, not to exceed $246.0 million and $60.0 million, respectively. As of February 28, 2022, the contingent consideration related to The Giving Block acquisition was $57.8 million. As of September 29, 2022 and December 31, 2022, the contingent consideration related to the Online Payments Group AG acquisition was $22.0 million and $33.2 million, respectively. The fair values of the contingent consideration were estimated by management using a Monte-Carlo simulation model, which included significant unobservable Level 3 inputs, such as projected revenues over the earnout periods, revenue volatility rates, and discount rates.
The principal considerations for our determination that performing procedures relating to the valuation of contingent consideration for earnout liabilities in connection with the acquisitions of The Giving Block and Online Payments Group AG is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the contingent consideration for the earnout liabilities; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projected revenues over the earnout periods, revenue volatility rates, and discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s valuation of contingent consideration for the earnout liabilities, including controls over the development of the significant assumptions used by management related to projected revenues over the earnout periods, revenue volatility rates, and discount rates. These procedures also included, among others (i) reading the purchase agreements; (ii) testing management’s process for developing the fair value estimates of the contingent consideration for the earnout liabilities; (iii) evaluating the appropriateness of the Monte-Carlo simulation model; (iv) testing the completeness and accuracy of the underlying data used in the Monte-Carlo simulation model; and (v) evaluating the reasonableness of the significant assumptions used by management related to projected revenues over the earnout periods, revenue volatility rates, and discount rates. Evaluating management’s significant assumption related to projected revenues over the earnout periods involved evaluating whether the assumption used by management was reasonable considering (i) the current and historical performance of the acquired businesses; (ii) the consistency with external industry and market data; and (iii) whether this assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Monte-Carlo simulation model and (ii) the reasonableness of the revenue volatility rates and discount rates.

Acquisition of Online Payments Group AG - Valuation of a Customer Relationship Intangible Asset
As described in Note 3 to the consolidated financial statements, on September 29, 2022, the Company acquired Online Payments Group AG for $125.9 million of estimated total purchase consideration, net of cash acquired. Other intangible assets acquired as part of the acquisition were $84.0 million, of which a significant portion relates to a customer relationship intangible asset. The fair value of this intangible asset was estimated by management using the multi-period excess earnings method. Management’s estimate of fair value was based upon assumptions related to projected revenues, earnings before interest expense and income taxes (EBIT) margins, customer attrition rate, and discount rate.
The principal considerations for our determination that performing procedures relating to the valuation of the customer relationship intangible asset acquired in the acquisition of Online Payments Group AG is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the customer relationship intangible asset acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projected revenues, EBIT margins, customer attrition rate, and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s valuation of the customer relationship intangible asset acquired, including controls over the development of the significant assumptions used by management related to projected revenues, EBIT margins, customer attrition rate, and discount rate. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the customer relationship intangible asset acquired; (iii) evaluating the appropriateness of the multi-period excess earnings method; (iv) testing the completeness and accuracy of the underlying data used in the multi-period excess earnings method; and (v) evaluating the reasonableness of the significant assumptions used by management related to projected revenues, EBIT margins, customer attrition rate, and discount rate. Evaluating management’s significant assumptions related to projected revenues and EBIT margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and historical performance of Online Payments Group AG; (ii) the consistency with external industry and market data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multi-period excess earnings method and (ii) the reasonableness of the customer attrition and discount rate.
/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 1, 2023
We have served as the Company’s auditor since 2016.

SHIFT4 PAYMENTS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$776.5	$1,231.5
Accounts receivable, net of allowance for doubtful accounts of $18.1 and $8.0 in 2022 and 2021, respectively	195.0	205.9
Inventory	4.8	3.5
Prepaid expenses and other current assets (Note 13)	15.4	12.7
Total current assets	991.7	1,453.6
Noncurrent assets
Goodwill (Note 5)	735.0	537.7
Residual commission buyouts, net (Note 7)	303.9	13.8
Other intangible assets, net (Note 8)	306.8	174.7
Capitalized customer acquisition costs, net (Note 9)	36.1	35.1
Equipment for lease, net (Note 10)	80.7	58.4
Property, plant and equipment, net (Note 11)	22.3	18.4
Right-of-use assets (Note 16)	19.5	18.5
Investments in securities (Note 2)	47.1	30.5
Other noncurrent assets	10.9	1.9
Total noncurrent assets	1,562.3	889.0
Total assets	$2,554.0	$2,342.6
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$166.7	$121.1
Accrued expenses and other current liabilities (Note 13)	80.0	42.9
Deferred revenue (Note 4)	16.3	15.0
Current lease liabilities (Note 16)	5.3	4.8
Total current liabilities	268.3	183.8
Noncurrent liabilities
Long-term debt (Note 12)	1,741.9	1,738.5
Deferred tax liability (Note 15)	18.6	0.3
Noncurrent lease liabilities (Note 16)	18.1	17.9
Other noncurrent liabilities (Note 13)	26.5	2.4
Total noncurrent liabilities	1,805.1	1,759.1
Total liabilities	2,073.4	1,942.9
Commitments and contingencies (Note 18)
Stockholders' equity (Note 19)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized at December 31, 2022 and 2021, none issued and outstanding	—	—
Class A common stock, $0.0001 par value per share, 300,000,000 shares authorized, 54,153,218 and 51,793,127 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	—	—
Class B common stock, $0.0001 par value per share, 100,000,000 shares authorized, 25,829,016 and 26,272,654 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	—	—
Class C common stock, $0.0001 par value per share, 100,000,000 shares authorized, 2,889,811 and 5,035,181 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	702.6	619.2
Treasury stock, at cost; no shares and 378,475 shares at December 31, 2022 and December 31, 2021, respectively	—	(21.1)
Accumulated other comprehensive income	8.3	—
Retained deficit	(363.6)	(325.3)
Total stockholders' equity attributable to Shift4 Payments, Inc.	347.3	272.8
Noncontrolling interests (Note 20)	133.3	126.9
Total stockholders' equity	480.6	399.7
Total liabilities and stockholders' equity	$2,554.0	$2,342.6
See accompanying notes to consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Gross revenue (a)	$1,993.6	$1,367.5	$766.9
Cost of sales (exclusive of certain depreciation and amortization expense shown separately below) (b)	(1,523.4)	(1,089.1)	(589.1)
General and administrative expenses	(267.4)	(219.5)	(186.5)
Revaluation of contingent liabilities (Note 14)	36.6	(0.2)	6.1
Depreciation and amortization expense (Note 6) (c)	(96.5)	(62.2)	(51.9)
Professional fees	(33.3)	(16.8)	(11.5)
Advertising and marketing expenses	(14.9)	(28.9)	(4.0)
Other operating income, net (Note 4)	—	—	12.4
Income (loss) from operations	94.7	(49.2)	(57.6)
Loss on extinguishment of debt	—	(0.2)	(16.6)
Interest income	10.8	—	—
Other income, net	0.5	0.3	0.6
Unrealized gain on investments in securities (Note 14)	15.1	—	—
Change in TRA liability (Note 15)	(1.7)	—	—
Interest expense	(32.5)	(28.0)	(40.2)
Income (loss) before income taxes	86.9	(77.1)	(113.8)
Income tax (provision) benefit (Note 15)	(0.2)	3.1	2.4
Net income (loss)	86.7	(74.0)	(111.4)
Net income (loss) attributable to noncontrolling interests	11.6	(25.8)	(93.0)
Net income (loss) attributable to Shift4 Payments, Inc.	$75.1	$(48.2)	$(18.4)

Basic net income (loss) per share (Note 22) (d)
Class A net income (loss) per share - basic	$1.34	$(0.89)	$(0.43)
Class A weighted average common stock outstanding - basic	52,303,968	47,594,839	28,148,355
Class C net income (loss) per share - basic	$1.34	$(0.89)	$(0.43)
Class C weighted average common stock outstanding - basic	3,864,579	7,329,534	16,882,903

Diluted net income (loss) per share (Note 22) (d)
Class A net income (loss) per share - diluted	$1.05	$(0.89)	$(0.43)
Class A weighted average common stock outstanding - diluted	78,903,737	47,594,839	28,148,355
Class C net income (loss) per share - diluted	$1.05	$(0.89)	$(0.43)
Class C weighted average common stock outstanding - diluted	3,864,579	7,329,534	16,882,903
See accompanying notes to consolidated financial statements.
(a)For the year ended December 31, 2021, includes $23.1 million of payments to merchants associated with the TSYS outage, which are recorded as contra revenue and reflected as a reduction of “Gross revenue.” See Note 4 for more information.
(b)For the year ended December 31, 2021, includes $2.8 million of payments to partners associated with the TSYS outage. See Note 4 for more information.
(c)Depreciation and amortization expense includes depreciation of equipment under lease of $28.4 million, $21.8 million, and $9.8 million for the years ended December 31, 2022, 2021, and 2020, respectively.
(d)The amounts for the year ended December 31, 2020 represent basic and diluted net loss per share of Class A and Class C common stock and weighted average shares of Class A and Class C common stock outstanding for the period from June 5, 2020 through December 31, 2020, the period following the Reorganization Transactions and Shift4 Payments, Inc.’s initial public offering.

SHIFT4 PAYMENTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	86.7	(74.0)	(111.4)
Other comprehensive income
Unrealized gain on foreign currency translation adjustment, net of tax	12.1	—	—
Total other comprehensive income	12.1	—	—
Comprehensive income (loss)	98.8	(74.0)	(111.4)
Comprehensive income (loss) attributable to noncontrolling interests	15.4	(25.8)	(93.0)
Comprehensive income (loss) attributable to Shift4 Payments, Inc.	$83.4	$(48.2)	$(18.4)
See accompanying notes to consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE PREFERRED UNITS AND STOCKHOLDERS’/MEMBERS’ EQUITY (DEFICIT)
(in millions, except unit and share amounts)

	Redeemable Preferred Units		Class A Common Units		Class B Common Units		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional paid-in capital	Treasury Stock		Members' Equity	Retained Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total equity (deficit)
	Units	Amount	Units	Amount	Units	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balances at December 31, 2019	430	$43.0	100,000	$—	1,010	$0.3	—	$—	—	$—	—	$—	$—	—	$—	$149.2	$(182.4)	$—	$—	$(32.9)
Net loss prior to Reorganization Transactions, IPO and concurrent private placement	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(77.9)	—	—	(77.9)
Capital distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(0.5)	—	—	—	(0.5)
Preferred return on redeemable preferred units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2.1)	—	—	—	(2.1)
Balances at June 4, 2020 prior to Reorganization Transactions, IPO and concurrent private placement	430	$43.0	100,000	$—	1,010	$0.3	—	$—	—	$—	—	$—	$—	—	$—	$146.6	$(260.3)	$—	$—	$(113.4)
Reorganization transactions	(430)	(43.0)	(100,000)	—	(1,010)	(0.3)	528,150	—	39,204,989	—	15,513,817	—	189.9	—	—	(146.6)	—	—	—	43.0
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(18.4)	—	(15.1)	(33.5)
Preferred dividends settled with LLC interests	—	—	—	—	—	—	—	—	—	—	—	—	2.3	—	—	—	—	—	—	2.3
Issuance of common stock in IPO and concurrent private placement	—	—	—	—	—	—	17,250,000	—	—	—	4,625,346	—	462.6	—	—	—	—	—	—	462.6
Allocation of equity to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	(209.5)	—	—	—	—	—	209.5	—
Allocation of equity to noncontrolling interests from September Follow-on Offering	—	—	—	—	—	—	—	—	—	—	—	—	(45.7)	—	—	—	—	—	45.7	—
Issuance of Class A common stock for change of control contingent liabilities	—	—	—	—	—	—	915,503	—	—	—	—	—	21.1	—	—	—	—	—	—	21.1
Issuance of restricted stock units for change of control contingent liabilities	—	—	—	—	—	—	—	—	—	—	—	—	2.1	—	—	—	—	—	—	2.1
Issuance of Class A common stock in connection with September Follow-on Offering	—	—	—	—	—	—	2,000,000	—	—	—	—	—	93.1	—	—	—	—	—	—	93.1
Exchange of shares held by Searchlight	—	—	—	—	—	—	18,529,443	—	(8,579,132)	—	(9,950,311)	—	35.7	—	—	—	—	—	(35.7)	—
Issuance of Class A common stock for 3dcart Acquisition	—	—	—	—	—	—	380,879	—	—	—	—	—	11.5	—	—	—	—	—	7.7	19.2
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	65.9	—	—	—	—	—	—	65.9
Vesting of restricted stock units, net of tax withholding	—	—	—	—	—	—	133,975	—	—	—	—	—	(2.2)	—	—	—	—	—	(1.7)	(3.9)
Conversion feature of convertible senior notes, due 2025	—	—	—	—	—	—	—	—	—	—	—	—	111.5	—	—	—	—	—	—	111.5
Balances at December 31, 2020	—	$—	—	$—	—	$—	39,737,950	$—	30,625,857	$—	10,188,852	$—	$738.3	—	$—	$—	$(278.7)	$—	$210.4	$670.0
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(48.2)	—	(25.8)	(74.0)
Cumulative effect of ASC 2020-06 adoption	—	—	—	—	—	—	—	—	—	—	—	—	(111.5)	—	—	—	1.6	—	—	(109.9)
Issuance of Class A common stock and fair value of equity-based compensation awards assumed in connection with VenueNext acquisition	—	—	—	—	—	—	341,924	—	—	—	—	—	13.5	—	—	—	—	—	12.8	26.3
Transfer from Founder of right associated with Inspiration4 seat	—	—	—	—	—	—	—	—	—	—	—	—	1.3	—	—	—	—	—	0.8	2.1
Exchange of shares held by Continuing Equity Owners	—	—	—	—	—	—	9,506,874	—	(4,353,203)	—	(5,153,671)	—	23.2	—	—	—	—	—	(23.2)	—
Repurchases of Class A common stock to treasury stock	—	—	—	—	—	—	—	—	—	—	—	—	4.2	(378,475)	(21.1)	—	—	—	(4.2)	(21.1)
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	40.8	—	—	—	—	—	—	40.8
Vesting of restricted stock units, net of tax withholding	—	—	—	—	—	—	2,206,379	—	—	—	—	—	(90.6)	—	—	—	—	—	(43.9)	(134.5)
Balances at December 31, 2021	—	$—	—	$—	—	$—	51,793,127	$—	26,272,654	$—	5,035,181	$—	$619.2	(378,475)	$(21.1)	$—	$(325.3)	$—	$126.9	$399.7
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	75.1	—	11.6	86.7
Issuance of Class A common stock and fair value of equity-based compensation awards assumed in connection with acquisitions and residual commission buyouts	—	—	—	—	—	—	3,326,476	—	—	—	—	—	89.1	—	—	—	—	—	43.4	132.5
Repurchases of Class A common stock to treasury stock	—	—	—	—	—	—		—	—	—	—	—	51.3	(3,887,191)	(184.4)	—	—	—	(51.3)	(184.4)
Retirement of treasury stock	—	—	—	—	—	—	(4,265,666)	—	—	—	—	—	(92.1)	4,265,666	205.5	—	(113.4)	—	—	—
Exchange of shares held by Continuing Equity Owners	—	—	—	—	—	—	2,589,008	—	(443,638)	—	(2,145,370)	—	1.6	—	—	—	—	—	(1.6)	—
Equity-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	48.3	—	—	—	—	—	—	48.3
Vesting of restricted stock units, net of tax withholding	—	—	—	—	—	—	710,273	—	—	—	—	—	(14.8)	—	—	—	—	—	0.5	(14.3)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	8.3	3.8	12.1
Balances at December 31, 2022	—	$—	—	$—	—	$—	54,153,218	$—	25,829,016	$—	2,889,811	$—	$702.6	—	$—	$—	$(363.6)	$8.3	$133.3	$480.6
See accompanying notes to consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2022	2021	2020
Operating activities
Net income (loss)	$86.7	$(74.0)	$(111.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	149.1	104.4	84.2
Amortization of capitalized financing costs	8.1	5.9	5.4
Loss on extinguishment of debt	—	0.2	16.6
Deferred income taxes	(2.1)	(2.5)	(1.3)
Provision for bad debts	10.0	11.3	7.7
Revaluation of contingent liabilities	(36.6)	0.2	(6.1)
Unrealized gain on investments in securities	(15.1)	—	—
Change in TRA liability	1.7	—	—
Equity-based compensation expense	49.6	40.8	66.2
Other noncash items	0.9	0.7	0.5
Impact of lease modifications	—	—	(12.4)
Change in operating assets and liabilities
Accounts receivable	4.1	(120.7)	(19.3)
Prepaid expenses and other assets	(1.5)	(0.7)	(1.8)
Inventory	2.8	1.8	1.2
Capitalized customer acquisition costs	(25.2)	(26.2)	(19.4)
Accounts payable	37.3	56.5	(2.0)
Accrued expenses and other current liabilities	8.1	5.1	(5.3)
Right-of-use assets and lease liabilities, net	(0.3)	(0.5)	—
Deferred revenue	(2.2)	0.7	1.2
Net cash provided by operating activities	275.4	3.0	4.0
Investing activities
Residual commission buyouts	(275.5)	(10.4)	(3.9)
Acquisitions, net of cash acquired	(135.3)	(54.5)	(49.8)
Acquisition of equipment to be leased	(53.8)	(45.9)	(14.5)
Capitalized software development costs	(42.7)	(21.0)	(9.7)
Acquisition of property, plant and equipment	(8.0)	(8.2)	(4.8)
Investments in securities	(1.5)	(30.5)	—
Net cash used in investing activities	(516.8)	(170.5)	(82.7)
Financing activities
Proceeds from long-term debt	—	632.5	1,140.0
Repurchases of Class A common stock to treasury stock	(185.9)	(19.5)	—
Payments for withholding tax related to vesting of restricted stock units	(23.1)	(125.6)	(3.9)
Deferred financing costs	(4.9)	(15.3)	(23.2)
Repayment of debt	—	(0.9)	(643.6)
Payments on contingent liabilities	(0.7)	—	(1.7)
IPO proceeds, net of underwriting discounts and commissions	—	—	372.9
Proceeds from private placement	—	—	100.0
September 2020 follow-on offering proceeds, net of underwriting discounts and commissions	—	—	93.4
Proceeds from revolving line of credit	—	—	68.5
Repayment of revolving line of credit	—	—	(89.5)
Offering costs	—	—	(8.7)
Preferred return on preferred stock	—	—	(0.9)
Capital distributions	—	—	(0.5)
Net cash (used in) provided by financing activities	(214.6)	471.2	1,002.8
Effect of exchange rate changes on cash and cash equivalents	1.0	—	—
Change in cash and cash equivalents	(455.0)	303.7	924.1
Cash and cash equivalents - beginning of period	1,231.5	927.8	3.7
Cash and cash equivalents - end of period	$776.5	$1,231.5	$927.8
Supplemental cash flows information and noncash activities are further described in Note 23.
See accompanying notes to consolidated financial statements.

SHIFT4 PAYMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share, unit, per unit and merchant count amounts)
1.Organization and Basis of Presentation
Organization
Shift4 Payments, Inc. (“Shift4 Payments”) or (“the Company”), was incorporated in Delaware on November 5, 2019 in order to carry on the business of Shift4 Payments, LLC and its consolidated subsidiaries. The Company is a leading independent provider of software and payment processing solutions in the United States (“U.S.”) based on total volume of payments processed. The Company distributes its services through a scaled network of seasoned internal sales and support teams, as well as through its network of software partners. For its software partners, the Company offers a single integration to an international end-to-end payment offering, a proprietary gateway and a robust suite of technology solutions (including cloud enablement, business intelligence, analytics, and mobile) to enhance the value of their software and simplify payment acceptance. For its merchants, the Company provides a seamless, unified consumer experience and fulfill business needs that would otherwise require multiple software, hardware and payment vendors. The Shift4 Model is built to serve a range of merchants from small owner-operated local businesses to multinational enterprises conducting commerce throughout the world, including food and beverage, hospitality, stadiums and arenas, gaming, specialty retail, non-profits, eCommerce, and exciting technology companies. This includes the Company’s point of sale (“POS”) software offerings, as well as over 500 additional software integrations in virtually every industry.
Basis of Presentation
The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“U.S.”) (“U.S. GAAP”). The consolidated financial statements include the accounts of Shift4 Payments, Inc. and its wholly-owned subsidiaries. Shift4 Payments, Inc. consolidates the financial results of Shift4 Payments, LLC, which is considered a variable interest entity (“VIE”). Shift4 Payments, Inc. is the primary beneficiary and sole managing member of Shift4 Payments, LLC and has decision making authority that significantly affects the economic performance of the entity. As a result, the Company consolidates Shift4 Payments, LLC and reports a noncontrolling interest representing the economic interest in Shift4 Payments, LLC held by Rook Holdings Inc. (“Rook”). Prior to May 24, 2022, the noncontrolling interest also included the economic interest in Shift4 Payments, LLC held by certain affiliates of Searchlight Capital Partners (“Searchlight”, and together with Rook, the “Continuing Equity Owners”). All intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements reflect all adjustments consisting only of normal recurring adjustments necessary to state fairly the financial position, results of operations and cash flows for the years presented.
The assets and liabilities of Shift4 Payments, LLC represent substantially all of the consolidated assets and liabilities of Shift4 Payments, Inc. with the exception of certain cash balances, contingent consideration for earnout liabilities for The Giving Block, Inc. (“The Giving Block”), amounts payable under the Tax Receivable Agreement (“TRA”), and the aggregate principal amount of $690.0 million of 2025 Convertible Notes and $632.5 million of 2027 Convertible Notes (together, the “Convertible Notes”) that are held by Shift4 Payments, Inc. directly. As of both December 31, 2022 and 2021, $9.8 million of cash was directly held by Shift4 Payments, Inc. As of December 31, 2022, the earnout liability for The Giving Block was $10.9 million and the TRA liability was $1.7 million. In connection with the issuance of the Convertible Notes, Shift4 Payments, Inc. entered into Intercompany Convertible Notes with Shift4 Payments, LLC, whereby Shift4 Payments, Inc. provided the net proceeds from the issuance of the Convertible Notes to Shift4 Payments, LLC in the amount of $1,322.5 million. Shift4 Payments, Inc., which was incorporated on November 5, 2019, has not had any material operations on a standalone basis since its inception, and all of the operations of the Company are carried out by Shift4 Payments, LLC and its subsidiaries. Shift4 Payments, Inc. recognized fair value adjustments to the contingent liability for The Giving Block of $(47.1) million for the year ended December 31, 2022.
Change in Presentation of Consolidated Balance Sheets
Certain prior year balances have been adjusted to present “Residual commission buyouts” in its own line item rather than within the line item “Other intangible assets” on the Company’s Consolidated Balance Sheets.
Change in Presentation of Consolidated Statements of Operations
Certain prior year balances have been adjusted to present “Revaluation of contingent liabilities” in its own line item rather than within the line item “General and administrative expenses” on the Company’s Consolidated Statements of Operations.
Certain prior year balances have been adjusted to present “Restructuring expenses” within “General and administrative expenses” rather than its own line item on the Company’s Consolidated Statements of Operations.

Certain prior year balances have been adjusted to present “Transaction-related expenses” within “Professional fees” rather than its own line item on the Company’s Consolidated Statements of Operations.
Change in Presentation of Consolidated Statements of Cash Flows
Certain prior year balances have been adjusted to present “Impairment of intangible assets” within “Other noncash items” rather than its own line item on the Company’s Consolidated Statements of Cash Flows.
2.Summary of Significant Accounting Policies
Liquidity and Management’s Plan
As of December 31, 2022, the Company had $1,772.5 million total principal amount of debt outstanding and was in compliance with the financial covenants under its debt agreements. The Company expects to be in compliance with such financial covenants for at least 12 months following the issuance of these consolidated financial statements. See Note 12 for further information on the Company’s debt obligations.
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
Cash and cash equivalents
Highly liquid investments with maturities of three months or less at the date of the purchase are considered to be cash equivalents and are stated at cost, which approximates fair value. Cash equivalents consist of highly liquid investments in money market funds and were $652.8 million and $1,176.7 million at December 31, 2022 and 2021, respectively.
The Company maintains its cash with high credit quality financial institutions. The total cash balances insured by the Federal Deposit Insurance Corporation (“FDIC”), are up to $250 thousand per bank.
Accounts Receivable
Accounts receivable are primarily comprised of amounts due from the Company’s processing partners. The receivables are typically received within ten business days following the end of the month. In addition, accounts receivable includes amounts due from merchants for POS software, support services, and other miscellaneous service fees, as well as receivables related to chargeback transactions, as described below. Accounts receivable are stated at the invoice amount.
Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality, unsatisfactory merchant services, nondelivery of goods or nonperformance of services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the disputed amount is refunded to the cardholder through the acquiring bank and charged to the merchant. If the merchant has inadequate funds, the Company must bear the credit risk for the full amount of the transaction. The Company’s sponsorship bank holds merchant funds that are available to meet merchant chargeback liabilities if the merchant has inadequate funds to the meet the obligation. Total merchant funds held at the Company’s sponsorship bank totaled $6.7 million and $10.7 million as of December 31, 2022 and 2021, respectively.

Because the Company is not a “member bank” as defined in certain of the payment networks’ rules, the Company is not eligible for primary membership in certain payment networks and are therefore unable to directly access them. Instead, those payment networks require the Company to be sponsored by a member bank as a service provider, which the Company has accomplished through a sponsorship agreement with its sponsor bank. In order to cover overdraft obligations at the sponsor bank, prior to December 2022, the Company had funds deposited in a sponsor bank merchant settlement account to facilitate gross card transaction deposits for those customers the Company bills on a monthly, versus a daily basis. This amount fluctuated based upon end-to-end payment volumes and timing of billing cycles. As of December 31, 2021, the Company had $53.3 million in funds deposited at the sponsor bank included within “Accounts Receivable” on its Consolidated Balance Sheets. In December 2022, the Company received all funds held in this account that were previously deposited to cover the overdraft at the sponsor bank. Although the Company expects to finalize an agreement with the sponsor bank in the near term to not be required to deposit funds in the future, the Company has not yet reached an agreement. As such, in January 2023, the Company deposited $33 million to its sponsor bank merchant settlement account to cover the overdraft as of December 31, 2022. The Company will continue to maintain a deposit with the sponsor bank to cover overdrafts until an amendment is finalized.
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
The change in the Company’s allowance for doubtful accounts was as follows:

	Year Ended December 31,
	2022	2021
Beginning balance	$8.0	$5.7
Additions to expense (a)	10.0	11.3
Write-offs, net of recoveries and other adjustments	0.1	(9.0)
Ending balance	$18.1	$8.0
(a)The year ended December 31, 2021 includes a $5.5 million allowance on chargebacks from a single merchant, which is included in “Cost of Sales” on the Consolidated Statements of Operations.
Accounts Payable
Accounts payable are primarily comprised of amounts due to the Company’s processing partners for interchange and processing fees.
Inventory
Inventory represents credit and debit card terminals, POS systems and electronic cash registers on hand and not in service.
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
Goodwill
Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. The Company evaluates goodwill for impairment annually at October 1 and whenever events or circumstances make it more likely than not that impairment may have occurred. The Company has determined that its business comprises one reporting unit. The Company has the option to first assess qualitative factors to determine whether events or circumstances indicate it is more likely than not that the fair value of a reporting unit is greater than its carrying amount. The Company considers factors in performing a qualitative assessment including, but not limited to, general macroeconomic conditions, industry and market conditions, company financial performance, changes in strategy, and other relevant entity-specific events. If the Company elects to bypass the qualitative assessment or does not pass the qualitative assessment, a quantitative assessment is performed.
During the Company’s annual impairment tests in 2022 and 2021, management performed the optional qualitative assessment, which indicated that a quantitative assessment was not necessary.
Residual Commission Buyouts, Net
Residual commission buyouts primarily represent amounts paid to a software partner to buy out their future residual commission streams. The typical payment to the partner is comprised of a lump sum payment due immediately and a contingent payment following the buyout agreement dependent on attrition rates and/or other financial metrics within the respective merchant portfolios. Amortization is computed using the straight-line method. Prior to October 1, 2022, residual commission buyouts associated with asset acquisitions, which represent the majority of the Company’s residual commission buyouts, were amortized over an estimated useful life of three years. Effective October 1, 2022, residual commission buyouts associated with asset acquisitions are amortized over an estimated useful life of four years, which decreased amortization expense by $6.9 million for the year ended December 31, 2022. This change in estimate increased basic and diluted net income per share by $0.08 for the year ended December 31, 2022.
Other Intangible Assets, Net
Other intangible assets, net consists of acquired technology, merchant relationships, trademarks and trade names, noncompete agreements, capitalized software development costs, and leasehold interests. The Company capitalizes software development costs in developing internal use software when capitalization requirements have been met. Costs prior to meeting the capitalization requirements are expensed as incurred. Contingent consideration is included in the initial cost of the assets acquired. Subsequent changes in contingent consideration are recognized as an adjustment to the cost basis of the acquired assets. Amortization is computed using the straight-line method over the estimated useful life of each type of asset, which ranges from two to twenty years.
Impairment of long-lived assets
The Company evaluates long-lived assets (including intangible assets) for impairment whenever events or circumstances indicate that the carrying amounts of such assets may not be recoverable. An asset is considered impaired when the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If impaired, the asset’s carrying value is written down to its fair value.

Crypto Settlement Assets and Liabilities
The Company recognizes a liability accompanied by an asset of the same value to reflect its obligation to safeguard the crypto settlement assets it holds on behalf of users of The Giving Block’s platform. These crypto settlement assets are comprised of numerous cryptocurrencies that are traded on numerous cryptocurrency exchanges. The liabilities and assets are remeasured at each reporting date at the fair value of the crypto settlement assets, which is determined using quoted prices from cryptocurrency exchanges. Crypto settlement assets are recorded within “Prepaid expenses and other current assets” and crypto settlement liabilities are recorded within “Accrued expenses and other current liabilities” on the Company’s Consolidated Balance Sheets. The Company’s agent, which acts as a cryptocurrency exchange and custodian, holds the cryptographic key information of the crypto settlement assets and is primarily obligated to secure the assets and protect them from loss or theft. The Company maintains the internal recordkeeping of the assets. The estimated fair value of the Company’s crypto settlement assets and crypto settlement liabilities was $1.8 million as of December 31, 2022.
Equipment for Lease
Equipment for lease represents terminals and POS systems that are provided under the Company’s software as a service (“SaaS”) agreements. Equipment for lease is stated at cost, less accumulated depreciation. Certain costs incurred in connection with the assembly and delivery of leased assets to the merchant are capitalized as part of the cost of such assets.
Depreciation commences when new equipment is first deployed to a merchant and is computed using the straight-line method. Prior to October 1, 2022 equipment was depreciated over an estimated useful life of three years. Effective October 1, 2022, equipment is depreciated over an estimated useful life of four years, which decreased depreciation expense by $3.5 million for the year ended December 31, 2022. This change in estimate increased basic and diluted net income per share by $0.04 for the year ended December 31, 2022.
Leases
Effective January 1, 2021, the Company adopted Accounting Standards Update (“ASU”) 2016-2, Leases (“ASC 842”).
The Company periodically enters into agreements in which it is the lessee, including office leases for administrative space. These agreements meet the criteria for recognition as leases under ASC 842. Leases are classified as either operating or capital, based on the substance of the transaction at inception of the lease. Classification is reassessed if the terms of the lease are changed. Leases in which a significant portion of the risks and rewards of ownership are retained by the lessor are classified as operating leases. For these agreements, the Company recognizes an operating lease right-of-use asset and an operating lease liability based on the present value of the minimum lease payments over the non-cancelable lease term. Operating lease expense is recognized within “General and administrative expenses” in the Consolidated Statements of Operations on a straight-line basis over the period of the lease.
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
The Company’s payment processing agreements have an initial term of one year and automatically renew every one year thereafter. The Company satisfies its performance obligations and recognizes transaction fees upon authorization of a transaction by the merchant’s bank. These transaction fees represent the full amount of the fee charged to the merchant, including interchange and payment network costs paid to the card brands pursuant to the transactions the Company facilitates through the network while performing an end-to-end payment obligation.
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
Payment processing fees are recognized on a gross basis as the Company is the principal in the delivery of the payment processing solution to its merchants because it controls the service on its payments platform. The Company also contracts directly with its merchants and has complete pricing latitude on the processing fees charged to its merchants. As such, it bears the credit risk for network fees and transactions charged back to the merchant.
Subscription-Based Revenue
The Company generates revenues from recurring SaaS fees for POS systems provided to merchants, which are based on the type and quantity of POS systems deployed to the merchant. This includes statement fees, fees for the Company’s proprietary business intelligence software, annual fees, regulatory compliance fees and other miscellaneous services such as help desk support and warranties on equipment. SaaS contracts are primarily for a contractual term of one year beginning June 30, 2020 and three years prior to June 30, 2020, and are billed ratably over that time period. Annual fees are deferred and recognized as revenue over the respective period the fee covers, which is generally one year or less.
The Company’s SaaS agreements for its POS systems include multiple performance obligations. For such agreements, the Company allocates revenue to each performance obligation based on its relative standalone selling price. The Company determines standalone selling prices based on the fair value of each product and service.
As part of the SaaS fees for its POS systems provided to merchants, the Company identified the following separate performance obligations under ASC 606:
(1)POS software: The Company provides a “Hybrid Cloud” agreement which includes on-premise software as well as a cloud component. The on-premise solution interacts with the cloud service to provide an end-to-end integrated solution to the merchant. As the on-premise software and cloud-based service are transformative in nature, they are not distinct performance obligations. The revenue allocated to software from the monthly SaaS fee qualifies as a service and revenue is recognized ratably over time as the performance obligation represents a stand-ready obligation to provide the service.
(2)Hardware revenue: The Company provides hardware to its merchants. The Company satisfies its performance obligation upon delivery of the hardware to its merchants, at which time the revenue allocated to this performance obligation is recognized. For the period January 1, 2020 through June 29, 2020, the hardware was accounted for as a sales-type lease and as such, the revenue allocated to this performance obligation was recognized when the hardware was delivered to the merchant. Effective June 30, 2020, the Company modified the terms and conditions of its SaaS agreements and updated its operational procedures. As a result, beginning June 30, 2020, the hardware is accounted for as an operating lease and the revenue allocated to this performance obligation is recognized ratably over time.
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

Other Revenue
Other revenue is generally recognized at a point-in-time and primarily includes revenue derived from software license sales, hardware sales, third party residuals, and fees charged for technology support to merchants.
Contract Assets
Contract assets represent the Company’s right to consideration in exchange for goods and services that the Company has transferred to the customer when that right is conditional on something other than the passage of time.
The carrying amount of contract assets was reduced by an allowance for doubtful accounts that reflected management’s best estimate of accounts that will not be collected. Changes in the allowance were recognized within “General and administrative expenses” in the Consolidated Statements of Operations.
Capitalized Customer Acquisition Costs
The Company incurs costs to obtain payment processing contracts with customers, primarily in the form of upfront processing bonuses provided to the Company’s internal sales team and to the Company’s software partners, which consist of independent software vendors and value-added resellers. The Company recognizes as an asset the incremental costs of obtaining a contract with a customer if it expects to recover the costs. Capitalized customer acquisition costs are amortized ratably over the estimated life of the customer, which was generally three to five years prior to October 1, 2022 and four years subsequent to October 1, 2022. This change in estimate decreased amortization expense by $1.6 million and increased basic and diluted net income per share by $0.02 for the year ended December 31, 2022.
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

Income Taxes
Shift4 Payments, Inc. is the sole managing member of Shift4 Payments, LLC, a partnership that is not subject to tax. Any taxable income or loss from Shift4 Payments, LLC is passed through and included in the taxable income or loss of its members, including Shift4 Payments, Inc. Shift4 Payments, Inc. is subject to U.S. federal income taxes, in addition to state and local income taxes with respect to Shift4 Payments, Inc.’s allocable share of any taxable income or loss of Shift4 Payments, LLC.
The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) for the expected future tax consequences of events that have been included in the financial statements. Under this method, the Company determines DTAs and DTLs on the basis of the differences between the financial statement and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on DTAs and DTLs is recognized in income in the period that includes the enactment date.
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
Basic and Diluted Net Income (Loss) Per Share
The Company applies the two-class method for calculating and presenting net income (loss) per share, and separately presents net income (loss) per share for Class A common stock and Class C common stock. In applying the two-class method, the Company determined that undistributed earnings should be allocated equally on a per share basis between Class A and Class C common stock. Under the Company’s Certificate of Incorporation, the holders of the Class A and Class C common stock are entitled to participate in earnings ratably, on a share-for-share basis, as if all shares of common stock were of a single class, and in such dividends as may be declared by the board of directors. Holders of the Class A and Class C common stock also have equal priority in liquidation. Shares of Class B common stock do not participate in earnings of Shift4 Payments, Inc. As a result, the shares of Class B common stock are not considered participating securities and are not included in the weighted-average shares outstanding for purposes of basic net income (loss) per share.
Investments in securities
Investments in securities represents the Company’s investments in equity of non-public entities. These non-marketable equity investments have no readily determinable fair values and are measured using the measurement alternative, which is defined as cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. Adjustments for these investments, if any, are recorded in “Unrealized gain on investments in securities” on the Consolidated Statements of Operations. During the year ended December 31, 2022, the Company remeasured certain of its investments in securities based on secondary offerings of identical securities by the respective companies in 2022. See Note 14 for more information.
Advertising Costs
The Company expenses advertising costs as incurred. Advertising expenses were $3.0 million, $16.6 million and $1.3 million for the years ended December 31, 2022, 2021 and 2020, respectively, and are included in “Advertising and marketing expenses” in the Consolidated Statements of Operations. In the year ended December 31, 2021, the Company incurred $14.3 million of expenses related to the rebranding of 3dcart to Shift4Shop.

Shipping and Handling Costs
The Company incurs shipping and handling costs relating to the delivery of its terminal and POS systems directly from third-party vendors to the Company and from the Company for delivery of equipment sold to its merchants. Shipping and handling costs of $4.6 million, $3.9 million, and $2.8 million for the years ended December 31, 2022, 2021, and 2020, respectively, are included within “Cost of sales” in the Consolidated Statements of Operations.
Research and Development Costs
The Company expenses research and development costs as incurred. Research and development expenses, which consists primarily of third-party costs, were $0.5 million, $1.8 million and $1.2 million for the years ended December 31, 2022, 2021, and 2020, respectively, and are included in “General and administrative expenses” in the Consolidated Statements of Operations.
Business Combinations
Upon acquisition of a company, the Company determines if the transaction is a business combination, which is accounted for using the acquisition method of accounting. Under the acquisition method, once control is obtained of a business, the assets acquired and liabilities assumed, including amounts attributed to noncontrolling interests, are recorded at fair value. The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. One of the most significant estimates relates to the determination of the fair value of these assets and liabilities. The determination of the fair values is based on estimates and judgments made by management. The Company’s estimates of fair value are based upon assumptions it believes to be reasonable, but which are inherently uncertain and unpredictable. Measurement period adjustments are reflected at the time identified, up through the conclusion of the measurement period, which is the time at which all information for determination of the values of assets acquired and liabilities assumed is received, and is not to exceed one year from the acquisition date. The Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill.
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
Concentration Risk
The Company’s merchant processing activity is facilitated by one vendor. The Company believes that this vendor maintains appropriate backup systems and alternative arrangements to avoid a significant disruption of the processing in the event of an unforeseen event.
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

Recent Accounting Pronouncements
Accounting Pronouncements Adopted
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASC 842 with amendments in 2018 and 2019. This accounting guidance requires a lessee to record assets and liabilities on the balance sheet for the rights and obligations arising from leases with terms of more than 12 months. On January 1, 2021, the Company adopted ASC 842 using the modified retrospective method, reflecting the adoption in the Company’s annual results for the period ended December 31, 2021. Prior period amounts were not adjusted and continued to be reported in accordance with historic accounting under previous lease guidance, ASC 840, Leases (“ASC 840”). The Company elected to use the package of practical expedients permitted under the transition guidance. The Company did not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, or (iii) initial direct costs for any existing leases. For lease agreements where the Company is a lessee that include lease and non-lease components, the Company elected to use the practical expedient on all leases entered into or modified after January 1, 2021 to combine lease and non-lease components for all classes of assets. Additionally, the Company elected to not record leases with a term of twelve months or less on the balance sheet. Upon adoption, the Company recorded right-of-use assets of $21.4 million and lease liabilities of $25.7 million. The adoption of ASC 842 did not result in a material impact to the Consolidated Statements of Operations or Consolidated Statements of Cash Flows. See Note 16 for more information about the adoption of ASC 842 and related disclosures.
In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326), which changes the impairment model for most financial assets, including accounts receivable, and replaces the existing incurred loss impairment model with a current expected credit loss (“CECL”) methodology, which will result in more timely recognition of credit losses. The Company adopted ASU 2016-13 on a modified retrospective basis on December 31, 2021, reflecting the adoption as of January 1, 2021 in the Company’s annual results for the period ended December 31, 2021. The adoption of ASU 2016-13 did not result in a material impact on the Company’s consolidated financial statements and disclosures.
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
In March 2022, the SEC issued Staff Accounting Bulletin No. 121 (“SAB 121”), which provided interpretive guidance regarding the accounting for obligations to safeguard crypto-assets an entity holds for users of its crypto platform. This guidance requires entities that hold crypto-assets on behalf of platform users to recognize a liability accompanied by an asset of the same value on its balance sheet to reflect the entity’s obligation to safeguard the crypto-assets held for its platform users. The liability and asset should be measured at initial recognition and each reporting date at the fair value of the crypto-assets that the entity is responsible for holding for its platform users. The entity should also describe in the footnotes to the financial statements the nature and amount of crypto-assets the entity is responsible for safeguarding for its platform users and how the fair value is determined, and should also consider including information regarding who (e.g., the entity, its agent, or another third party) holds the cryptographic key information, maintains the internal recordkeeping of those assets, and is obligated to secure the assets and protect them from loss or theft. This guidance is effective from the first interim period after June 15, 2022 and should be applied retrospectively. The Company adopted SAB 121 on a retrospective basis effective June 30, 2022, resulting in the recognition of $1.2 million of crypto settlement assets within “Prepaid expenses and other current assets” and $1.2 million of crypto settlement liabilities within “Accrued expenses and other current liabilities” on the Company’s Consolidated Balance Sheets as of June 30, 2022 associated with The Giving Block. The adoption of this guidance had no impact on the Company’s Consolidated Statements of Operations or Consolidated Statements of Cash Flows.

Accounting Pronouncements Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform, which provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, subject to certain criteria, that reference the London Interbank Offered Rate (“LIBOR”), or another reference rate that is expected to be discontinued. ASU 2020-04 was subsequently amended by ASU 2022-06, Reference Rate Reform, which extends the date through which entities can elect these optional expedients and exceptions. Companies may elect to apply these amendments as of March 12, 2020 through December 31, 2024. The Company is currently evaluating whether it will elect the optional expedients, as well as evaluating the impact of ASU 2020-4 on the Company’s consolidated financial statements.
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, to clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring the fair value of the equity security. ASU 2022-03 also clarifies that an entity cannot recognize and measure a contractual sale restriction as a separate unit of account. The amendments in ASU 2022-03 may be early adopted and are effective on a prospective basis for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. The Company currently considers sale restrictions in measuring the fair value of shares of its Class A common stock equity securities issued in conjunction with acquisitions. The Company is currently evaluating whether it will early adopt the amendments in ASU 2022-03 and is evaluating the impact of the amendments on the Company’s consolidated financial statements.
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
(b) The Company agreed to an earnout due to the former shareholders of Online Payments Group, not to exceed $60.0 million. $30.0 million of the earnout is payable in September 2023 if key customers of Online Payments Group contribute a specified amount of revenue from September 29, 2022 to September 28, 2023 and the remaining $30.0 million of the earnout is payable in September 2024 if key customers contribute a specified amount of revenue from September 29, 2022 to September 28, 2024. Each portion of the earnout will be paid 50% in shares of the Company’s Class A common stock and 50% in cash. The fair value of the earnout was included in the initial purchase consideration and will be revalued and recorded quarterly until the end of the earnout period as a fair value adjustment within “Revaluation of contingent liabilities” in the Company’s Consolidated Statements of Operations. As of December 31, 2022, the fair value of the earnout was $33.2 million, of which $23.7 million is recognized in “Accrued expenses and other current liabilities” and $9.5 million is recognized in “Other noncurrent liabilities” on the Company’s Consolidated Balance Sheets.

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

Accounts receivable	$2.2
Shareholder loans receivable (a)	2.5
Goodwill (b)	49.9
Other intangible assets	84.0
Indemnification asset (c)	7.5
Accounts payable	(0.4)
Accrued expenses and other current liabilities	(1.4)
Uncertain tax position (d)	(6.7)
Deferred tax liability	(9.9)
Other noncurrent liabilities	(1.8)
Net assets acquired	$125.9

(a) Amount is eliminated in consolidation and therefore has no impact to the Company’s Consolidated Balance Sheets.
(b) Goodwill is not deductible for tax purposes.
(c) Included within “Other noncurrent assets” in the Company’s Consolidated Balance Sheets.
(d) Included within “Other noncurrent liabilities” in the Company’s Consolidated Balance Sheets.
In the year ended December 31, 2022, the Company incurred expenses in connection with the acquisition of Online Payments Group of $4.2 million. These expenses are included in “Professional fees” in the Company’s Consolidated Statements of Operations. Upon acquisition, the Company assessed the probability Online Payments Group would be required to pay certain tax liabilities and recorded to “Other noncurrent liabilities” on the Company’s Consolidated Balance Sheets $6.7 million for income taxes related to unrecognized tax benefits determined in accordance with the provisions of ASC 740, “Accounting for income taxes” and $1.8 million for non-income taxes determined in accordance with the provisions of ASC 450, “Contingencies.” Online Payments Group has agreed to indemnify the Company for tax liabilities related to periods prior to the acquisition and an indemnification asset was established for $7.5 million in the purchase price allocation, which is recorded to “Other noncurrent assets” on the Company’s Consolidated Balance Sheets.
The contingent liability arising from the expected earnout payment included in purchase consideration was measured on the acquisition date using a Monte Carlo simulation in a risk-neutral framework, calibrated to Management’s revenue forecasts. The transaction was not taxable for income tax purposes. Other intangible assets consists of definite-lived intangible assets, which includes customer relationships and developed technology. The fair values of these intangible assets were estimated using inputs classified as Level 3 under the income approach using the relief-from-royalty method (developed technology) or the multi-period excess earnings method (customer relationships). Management’s estimates of fair value are based upon assumptions related to projected revenues, earnings before interest expense and income tax (“EBIT”) margins, customer attrition rates, and discount rates. The transaction was not taxable for income tax purposes. The weighted average life of developed technology and customer relationships is 8 years and 13 years, respectively. The goodwill arising from the acquisition largely consisted of revenue synergies associated with a larger total addressable market and the ability to cross-sell existing customers, new customers and technology capabilities.
The acquisition of Online Payments Group did not have a material impact on the Company’s consolidated financial statements. Accordingly, revenue and expenses related to the acquisition and pro forma financial information have not been presented.

Restaurant Technology Partners
During the year ended December 31, 2022, the Company acquired Pinnacle Hospitality Systems LLC (“Pinnacle”), FPOS Group, Inc. (“FPOS”), Retail Control Solutions, Inc. (“RCS”), and three other restaurant technology partners in separate transactions for $80.3 million of total purchase consideration, net of cash acquired. The Company acquired 100% of each entity’s ownership interests. These acquisitions enable the boarding of the restaurant technology partners’ customers on the Company’s end-to-end acquiring solution and empower the Company’s distribution partners to sign the restaurant technology partners’ customer accounts and leverage the combined expertise to handle all aspects of installation, service, and support. Total purchase consideration was as follows:

Cash	$63.1
Shares of Class A common stock (a)	20.7
Contingent consideration (b)	2.2
Settlement of preexisting relationship	(2.5)
Total purchase consideration	83.5
Less: cash acquired	(3.2)
Total purchase consideration, net of cash acquired	$80.3

(a) Total purchase consideration includes 598,759 shares of common stock.
(b) The Company agreed to earnouts due to certain former shareholders of the restaurant technology partners, calculated as a multiple of the number of each partners’ merchants that are converted to the Company’s end-to-end payments platform during the 18 months following each respective acquisition date, not to exceed $4.0 million in total. The earnouts are expected to be paid in a combination of cash and shares of the Company’s Class A common stock. The fair value of the earnouts was included in the initial purchase consideration and will be revalued and recorded quarterly until the end of the earnout period as a fair value adjustment within “Revaluation of contingent liabilities” in the Company’s Consolidated Statements of Operations. As of December 31, 2022, the fair value of the earnouts was $1.3 million, of which $0.5 million is recognized in “Accrued expenses and other current liabilities” and $0.8 million is recognized in “Other noncurrent liabilities” on the Company’s Consolidated Balance Sheets.

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

Accounts receivable	$0.9
Inventory	1.2
Prepaid expenses and other current assets	0.3
Goodwill (a)	53.4
Residual commission buyouts	12.6
Other intangible assets	20.0
Property, plant and equipment	0.2
Right-of-use assets	1.3
Accounts payable	(2.1)
Accrued expenses and other current liabilities	(0.8)
Deferred revenue	(1.9)
Current lease liabilities	(0.5)
Deferred tax liability	(3.5)
Noncurrent lease liabilities	(0.8)
Net assets acquired	$80.3

(a) $26.8 million of goodwill is deductible for tax purposes and $26.6 million of goodwill is not deductible for tax purposes.

The fair values of intangible assets were estimated using inputs classified as Level 3 under the income approach using the multi-period excess earnings method (customer relationships). Three of the transactions were taxable for income tax purposes and three of the transactions were not taxable for income tax purposes. The weighted average lives of customer relationships range from 10 years to 14 years. The weighted average lives of residual commission buyouts range from 7 years to 9 years. The goodwill arising from the acquisitions largely consisted of revenue synergies associated with a larger total addressable market and the ability to cross-sell existing and new customers.
The acquisitions of the restaurant technology partners did not have a material impact on the Company’s consolidated financial statements. Accordingly, revenue and expenses related to the acquisition and pro forma financial information have not been presented.
In the year ended December 31, 2022, the Company incurred expenses in connection with the Pinnacle, FPOS, RCS, and other restaurant technology partner acquisitions of $3.5 million. These expenses are included in “General and administrative expenses” and “Professional fees” in the Company’s Consolidated Statements of Operations.
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

(c) The Company agreed to an earnout due to the former shareholders of The Giving Block in April 2023, calculated as a multiple of revenue earned by The Giving Block from March 1, 2022 to February 28, 2023, not to exceed $246.0 million. The earnout is expected to be paid 75% in a combination of RSUs and shares of the Company’s Class A common stock and 25% in cash. The fair value of the earnout was included in the initial purchase consideration and will be revalued quarterly until the end of the earnout period as a fair value adjustment within “Revaluation of contingent liabilities” in the Company’s Consolidated Statements of Operations. As of December 31, 2022, the fair value of the earnout was $10.7 million, which is recognized in “Accrued expenses and other current liabilities” on the Company’s Consolidated Balance Sheets.

The following table summarizes the fair value assigned to the assets acquired and liabilities assumed at the acquisition date:

Prepaid expenses and other current assets (a)	$4.8
Goodwill (b)	89.4
Other intangible assets	26.0
Accrued expenses and other current liabilities (a)	(4.9)
Deferred revenue	(2.0)
Deferred tax liability	(6.4)
Net assets acquired	$106.9

(a) Includes $4.8 million of crypto settlement assets and liabilities. See the disclosure under “Accounting Pronouncements Adopted” in Note 2 for further information.
(b) Goodwill is not deductible for tax purposes.

In the year ended December 31, 2022, the Company incurred expenses in connection with the acquisition of The Giving Block of $2.3 million. These expenses are included in “Professional fees” in the Company’s Consolidated Statements of Operations.
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
The acquisition of The Giving Block did not have a material impact on the Company’s consolidated financial statements. Accordingly, revenue and expenses related to the acquisition and pro forma financial information have not been presented.
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
VenueNext
On March 3, 2021, the Company acquired VenueNext Inc. (“VenueNext”) by acquiring 100% of its membership interests for $66.9 million, net of cash acquired. This acquisition enhances the Company’s presence and capabilities in a number of large and growing verticals such as stadiums and arenas, while significantly expanding its total addressable market with entry into entertainment, universities, theme parks, airports, and other verticals.
4.Revenue
ASC 606: Revenue from Contracts with Customers
Under ASC 606, the Company has three separate performance obligations under its recurring SaaS agreements for POS systems provided to merchants: (1) POS software, (2) lease of hardware and (3) other support services. For the period January 1, 2020 through June 29, 2020, the hardware provided under the Company’s SaaS agreements was accounted for as a sales-type lease. Effective June 30, 2020, the Company modified the terms and conditions of its SaaS agreements and updated its operational procedures. As a result, beginning June 30, 2020, hardware provided under the Company’s SaaS agreements is accounted for as an operating lease; therefore, an increase in income of $12.4 million was recorded within “Other operating income, net” in the Consolidated Statements of Operations in the year ended December 31, 2020 to reflect the impact of the lease modifications. See Note 10 for more information on equipment for lease.
TSYS outage
In the year ended December 31, 2021, the Company distributed $23.1 million in payments to its merchants to approximate the lost revenues they experienced as a result of the August 21, 2021 Total System Services, Inc. (“TSYS”) outage. Under ASC 606, these payments were recorded as contra revenue, which is reflected as a reduction of “Gross revenue” in the Company’s Consolidated Statements of Operations for the year ended December 31, 2021.
In the year ended December 31, 2021 the Company also distributed $2.8 million in payments to its partners as a result of the TSYS outage which are reflected in “Cost of sales” in the Company’s Consolidated Statements of Operations for the year ended December 31, 2021.

Disaggregated Revenue
Based on similar operational characteristics, the Company’s revenue from contracts with customers is disaggregated as follows:

	Year Ended December 31,
	2022	2021	2020
Payments-based revenue (a)	$1,857.1	$1,258.0	$684.2
Subscription and other revenues	136.5	109.5	82.7
Total	$1,993.6	$1,367.5	$766.9
(a)For the year ended December 31, 2021, payments-based revenue includes nonrecurring payments of $23.1 million the Company made to merchants related to the TSYS outage that were treated as contra revenue and as such reduced payments-based revenue.
Based on similar economic characteristics, the Company’s revenue from contracts with customers is disaggregated as follows:

	Year Ended December 31,
	2022	2021	2020
Over-time revenue (a)	$1,947.0	$1,328.5	$736.7
Point-in-time revenue	46.6	39.0	30.2
Total	$1,993.6	$1,367.5	$766.9
(a)For the year ended December 31, 2021, over-time revenue includes nonrecurring payments of $23.1 million the Company made to merchants related to the TSYS outage that were treated as contra revenue and as such reduced over-time revenue.
Contract Assets
Contract assets of $0.1 million and $0.3 million as of December 31, 2022 and 2021, respectively, are included within “Prepaid expenses and other current assets” on the Company’s Consolidated Balance Sheets, and contract assets of $0.4 million as of December 31, 2022 are included within “Other noncurrent assets” on the Company’s Consolidated Balance Sheets. There was no allowance for contract assets as of December 31, 2022 and 2021.
Contract Liabilities
The Company charges merchants for various post-contract license support/service fees and annual regulatory compliance fees. These fees typically relate to a period of one year. The Company recognizes the revenue on a straight-line basis over its respective period. As of December 31, 2022 and 2021, the Company had deferred revenue of $19.1 million and $17.4 million, respectively. The change in the contract liabilities was primarily the result of a timing difference between payment from the customer and the Company’s satisfaction of each performance obligation.
The following reflects the amounts the Company recognized as annual service fees and regulatory compliance fees within “Gross revenue” in its Consolidated Statements of Operations and the amount of such fees that was included in deferred revenue at the beginning of the respective period.

	Year Ended December 31,
	2022	2021	2020
Annual service fees and regulatory compliance fees	$42.3	$27.6	$13.6
Amount of these fees included in deferred revenue at beginning of period	12.1	4.9	4.2

5.Goodwill
The changes in the carrying amount of goodwill were as follows:

Balance at December 31, 2021	$537.7
The Giving Block Acquisition (Note 3)	89.4
Online Payments Group Acquisition (Note 3)	49.9
Restaurant Technology Partner Acquisitions (Note 3)	53.4
Effect of foreign currency translation	4.6
Balance at December 31, 2022	$735.0
6.Depreciation and Amortization
Amounts charged to expense in the Company’s Consolidated Statements of Operations for depreciation and amortization were as follows:

	Amortization			Depreciation
	Residual Commission Buyouts (Note 7)	Other Intangible Assets (Note 8)	Capitalized Customer Acquisition Costs (Note 9)	Equipment Under Lease (Note 10)	Property, Plant and Equipment (Note 11)	Total
Year Ended December 31, 2022
Depreciation and amortization expense	$41.4	$22.4	$—	$28.4	$4.3	$96.5
Cost of sales	—	27.5	24.2	—	0.9	52.6
Total depreciation and amortization (a)	$41.4	$49.9	$24.2	$28.4	$5.2	$149.1

Year Ended December 31, 2021
Depreciation and amortization expense	$4.5	$32.1	$—	$21.8	$3.8	$62.2
Cost of sales	—	19.1	21.5	—	1.6	42.2
Total depreciation and amortization (b)	$4.5	$51.2	$21.5	$21.8	$5.4	$104.4

Year Ended December 31, 2020
Depreciation and amortization expense	$3.7	$34.8	$—	$9.8	$3.6	$51.9
Cost of sales	—	15.0	15.7	—	1.6	32.3
Total depreciation and amortization (c)	$3.7	$49.8	$15.7	$9.8	$5.2	$84.2
(a)    Total amortization of $115.5 million consists of amortization of acquired intangibles of $77.9 million and amortization of non-acquired intangibles of $37.6 million.
(b)    Total amortization of $77.2 million consists of amortization of acquired intangibles of $49.2 million and amortization of non-acquired intangibles of $28.0 million.
(c)    Total amortization of $69.2 million consists of amortization of acquired intangibles of $49.8 million and amortization of non-acquired intangibles of $19.4 million.
As of December 31, 2022, the estimated amortization expense for each of the five succeeding years and thereafter is as follows:

	Residual Commission Buyouts	Other Intangible Assets	Capitalized Customer Acquisition Costs	Total Amortization
2023	$83.9	$59.1	$13.6	$156.6
2024	83.7	55.8	12.3	151.8
2025	81.8	47.2	8.2	137.2
2026	48.6	27.5	2.0	78.1
2027	1.5	22.2	—	23.7
Thereafter	4.4	95.0	—	99.4
Total	$303.9	$306.8	$36.1	$646.8

7.Residual Commission Buyouts, Net
Residual commission buyouts, net consisted of the following:

	Weighted Average Amortization Period (in years)	December 31, 2022
		Carrying Value	Accumulated Amortization	Net Carrying Value
Residual commission buyouts from asset acquisitions	4	$334.5	$(42.6)	$291.9
Residual commission buyouts from business combinations	8	12.6	(0.6)	12.0
Total residual commission buyouts		$347.1	$(43.2)	$303.9

	Weighted Average Amortization Period (in years)	December 31, 2021
		Carrying Value	Accumulated Amortization	Net Carrying Value
Residual commission buyouts from asset acquisitions	3	$20.3	$(6.5)	$13.8
Total residual commission buyouts		$20.3	$(6.5)	$13.8

During the year ended December 31, 2022, the Company completed $318.9 million of residual commission buyouts with certain third-party distribution partners, pursuant to which the Company acquired their ongoing merchant relationships that subscribe to the Company’s end-to-end payments platform. Included in this amount are $305.4 million in residual commission buyouts executed under the Company’s strategic buyout program completed in the year ended December 31, 2022 in support of the Company’s strategic initiative to insource its sales distribution network. Total consideration for the residual commission buyouts was comprised of a combination of cash, shares of the Company’s Class A common stock, and contingent consideration.
Contingent consideration included in Residual commission buyouts, net as of December 31, 2022 was $14.2 million, of which $8.3 million is related to residual commission buyouts executed under the strategic buyout program which was estimated based on projected attrition rates and other financial metrics within the respective merchant portfolios over the earnout periods. As of December 31, 2022, the maximum contingent consideration for residual buyout commissions executed under the Company’s strategic buyout program is $23.0 million. Contingent consideration included in Residual commission buyouts, net as of December 31, 2021 was $4.2 million.
8.Other Intangible Assets, Net
Other intangible assets, net consisted of the following:

	Weighted Average Amortization Period (in years)	December 31, 2022
		Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	12	$196.3	$(36.4)	$159.9
Acquired technology	10	123.1	(64.1)	59.0
Trademarks and trade names	13	27.2	(3.8)	23.4
Capitalized software development costs	3	80.3	(15.8)	64.5
Total other intangible assets, net		$426.9	$(120.1)	$306.8

	Weighted Average Amortization Period (in years)	December 31, 2021
		Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	8	$200.1	$(133.7)	$66.4
Acquired technology	9	113.2	(54.9)	58.3
Trademarks and trade names	18	20.3	(3.8)	16.5
Capitalized software development costs	4	42.6	(9.1)	33.5
Total other intangible assets, net		$376.2	$(201.5)	$174.7

9.Capitalized Customer Acquisition Costs, Net
Capitalized customer acquisition costs, net were $36.1 million and $35.1 million at December 31, 2022 and 2021, respectively. These amounts consist of upfront processing bonuses with a gross carrying value of $72.3 million and $69.1 million less accumulated amortization of $36.2 million and $34.0 million at December 31, 2022 and 2021, respectively.
Capitalized customer acquisition costs had a weighted average amortization period of four and three years at December 31, 2022 and 2021, respectively.
10.Equipment for Lease, Net
Equipment for lease, net consisted of the following:

	Weighted Average Depreciation Period (in years)	December 31, 2022
		Carrying Value	Accumulated Depreciation	Net Carrying Value
Equipment under lease	4	$107.7	$(40.3)	$67.4
Equipment held for lease (a)	N/A	13.3	—	13.3
Total equipment for lease, net		$121.0	$(40.3)	$80.7

	Weighted Average Depreciation Period (in years)	December 31, 2021
		Carrying Value	Accumulated Depreciation	Net Carrying Value
Equipment under lease	3	$72.9	$(24.2)	$48.7
Equipment held for lease (a)	N/A	9.7	—	9.7
Total equipment for lease, net		$82.6	$(24.2)	$58.4
(a)Represents equipment that was not yet initially deployed to a merchant and, accordingly, is not being depreciated.
11.Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	As of December 31,
	2022	2021
Equipment	$17.0	$10.5
Capitalized software	3.8	5.1
Leasehold improvements	10.4	9.1
Furniture and fixtures	1.3	2.0
Vehicles	0.5	0.3
Total property and equipment, gross	33.0	27.0
Less: Accumulated depreciation	(10.7)	(8.6)
Total property, plant and equipment, net	$22.3	$18.4
12.Debt
The Company’s outstanding debt consisted of the following:

		Effective Interest Rate	As of December 31,
	Maturity		2022	2021
Convertible Notes due 2025 (2025 Convertible Notes)	December 15, 2025	0.49%	$690.0	$690.0
Convertible Notes due 2027 (2027 Convertible Notes)	August 1, 2027	0.90%	632.5	632.5
Senior Notes due 2026 (2026 Senior Notes)	November 1, 2026	5.13%	450.0	450.0
Total borrowings			1,772.5	1,772.5
Less: Unamortized capitalized financing costs			(30.6)	(34.0)
Total long-term debt			$1,741.9	$1,738.5

Amortization of capitalized financing fees is included within “Interest expense” in the Company’s Consolidated Statements of Operations. Amortization expense for capitalized financing fees was $8.1 million, $5.9 million, and $5.4 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Future principal payments
As of December 31, 2022, future principal payments associated with the Company’s long-term debt were as follows:

2025	$690.0
2026	450.0
2027	632.5
Total	$1,772.5
Convertible Notes due 2025 and 2027
In December 2020, Shift4 Payments, Inc. issued an aggregate principal amount of $690.0 million of convertible senior notes due 2025 (“2025 Convertible Notes”) to qualified institutional buyers in an offering exempt from registration under the Securities Act. The Company received net proceeds, after deducting initial purchasers’ discounts and estimated offering expenses, of approximately $673.6 million from the 2025 Convertible Notes Offering. The 2025 Convertible Notes do not bear regular interest and the principal amount of the 2025 Convertible Notes does not accrete. The 2025 Convertible Notes will mature on December 15, 2025 unless earlier repurchased, redeemed or converted. Before September 15, 2025, noteholders will have the right to convert their 2025 Convertible Notes only upon the occurrence of certain events.
In July 2021, Shift4 Payments, Inc. issued an aggregate principal amount of $632.5 million 0.50% convertible senior notes due 2027 (“2027 Convertible Notes”, and together with the 2025 Convertible Notes, “Convertible Notes”) to qualified institutional buyers in an offering exempt from registration under the Securities Act. The Company received net proceeds, after deducting initial purchasers’ discounts and estimated offering expenses, of approximately $617.7 million from the 2027 Convertible Notes Offering. The 2027 Convertible Notes bear regular interest of 0.50% per year, payable semi-annually in arrears on February 1 and August 1 of each year, beginning on February 1, 2022. The 2027 Convertible Notes will mature on August 1, 2027, unless earlier repurchased, redeemed or converted. Before May 1, 2027, noteholders will have the right to convert their 2027 Convertible Notes only upon the occurrence of certain events.
The Convertible Notes are the Company’s senior, unsecured obligations and are equal in right of payment with the Company’s existing and future senior, unsecured indebtedness, senior in right of payment to the Company’s future indebtedness that is expressly subordinated to the Convertible Notes and effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness. The Convertible Notes are structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries.
The Company will settle conversions for the Convertible Notes by paying in cash up to the principal amount of the Convertible Notes with any excess to be paid or delivered, as the case may be, in cash or shares of Class A common stock or a combination of both at its election, based on the conversion rate. The initial conversion rate for the 2025 Convertible Notes is 12.4262 shares of Class A common stock per $1,000 principal amount of 2025 Convertible Notes (equivalent to an initial conversion price of approximately $80.48 per share of Class A common stock), subject to customary adjustments upon the occurrence of specified events. The initial conversion rate for the 2027 Convertible Notes is 8.1524 shares of Class A common stock per $1,000 principal amount of 2027 Convertible Notes (equivalent to an initial conversion price of approximately $122.66 per share of Class A common stock), subject to customary adjustments upon the occurrence of specified events.

Before September 15, 2025 for the 2025 Convertible Notes and before May 1, 2027 for the 2027 Convertible Notes, holders will have the right to convert their respective Convertible Notes under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ended March 31, 2021 for the 2025 Convertible Notes and during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ended September 30, 2021 for the 2027 Convertible Notes, if the last reported sale price of the Company’s Class A common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter, (2) during the five consecutive business day period after any ten consecutive trading day period (such ten consecutive trading period, the “measurement period”) in which the trading price per $1,000 principal amount of the 2025 and 2027 Convertible Notes, respectively, for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate in effect on each such trading day; (3) if the Company calls any or all of the 2025 or 2027 Convertible Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. In addition, if certain corporate events that constitute a “make-whole fundamental change” occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.
From and after September 15, 2025 for the 2025 Convertible Notes and from and after May 1, 2027 for the 2027 Convertible Notes, holders may convert their respective Convertible Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date.
On or after December 20, 2023 for the 2025 Convertible Notes and on or after August 6, 2024 for the 2027 Convertible Notes, the Company has the right, at its election, to redeem all, or any portion, of the Convertible Notes for cash at any time, and from time to time, before the 40th scheduled trading day immediately before the respective maturity date of the 2025 Convertible Notes and the 2027 Convertible Notes, but only if the last reported sale price per share of the Company’s Class A common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (2) the trading day immediately before the date the Company sends such notice. The redemption price of the 2025 Convertible Notes will be equal to the principal amount of the 2025 Convertible Notes to be redeemed, plus accrued and unpaid special interest, if any, to, but excluding, the redemption date and the redemption price of the 2027 Convertible Notes will be equal to the principal amount of the 2027 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Upon the occurrence of a “fundamental change,” which term includes certain change of control transactions, certain business combination transactions and certain de-listing events with respect to the Company’s Class A common stock, the Company must offer to repurchase the Convertible Notes at a price equal to 100% of their principal amount of the respective Convertible Notes, plus, in respect of the 2025 Convertible Notes, accrued and unpaid special interest, if any, and in respect of the 2027 Convertible Notes, accrued and unpaid interest, to, but not including, the date of repurchase. In addition, calling any 2025 Convertible Notes or 2027 Convertible Notes for redemption will constitute a make-whole fundamental change with respect to such Convertible Notes, in which case the conversion rate applicable to the conversion of the respective Convertible Notes will be increased in certain circumstances if it is converted after it is called for redemption and prior to the second business day immediately before the related redemption date.
Upon conversion of either the 2025 Convertible Notes or 2027 Convertible Notes, the Company will pay in cash the principal amount of the respective Convertible Notes with any excess to be paid or delivered, as the case may be, in cash or shares of the Company’s Class A common stock or a combination of both at the Company’s election.
In connection with the issuance of the 2025 and 2027 Convertible Notes, Shift4 Payments, Inc. entered into Intercompany Convertible Notes with Shift4 Payments, LLC, whereby Shift4 Payments, Inc. provided the net proceeds from the issuance of the 2025 and 2027 Convertible Notes to Shift4 Payments, LLC in the amount of $673.6 million and $617.7 million, respectively. The terms of the Intercompany Convertible Notes mirror the terms of the 2025 and 2027 Convertible Notes, respectively, issued by Shift4 Payments, Inc. The intent of the Intercompany Convertible Notes is to maintain the parity of shares of Class A common stock with LLC Units as required by the Shift4 Payments LLC Agreement.
Debt issuance costs related to the 2025 Convertible Notes and 2027 Convertible Notes comprised of discounts and commissions payable to the initial purchasers and third-party offering costs total $16.4 million and $14.8 million, respectively. Unamortized debt issuance costs for the 2025 Convertible Notes at December 31, 2022 and 2021 were $9.7 million and $13.0 million, respectively. The net carrying amount of the 2025 Convertible Notes as of December 31, 2022 and 2021 was $680.3 million and $677.0 million, respectively. Unamortized debt issuance costs for the 2027 Convertible Notes at December 31, 2022 and 2021 were $11.5 million and $13.8 million, respectively. The net carrying amount of the 2027 Convertible Notes as of December 31, 2022 was $621.0 million and $618.7 million, respectively.

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
The 2026 Senior Notes have not been registered under the Securities Act of 1933, as amended (“the Securities Act”), or the securities laws of any other jurisdiction. The 2026 Senior Notes were sold to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A and outside the U.S. pursuant to Regulation S of the Securities Act.
In 2020, the 2026 Senior Notes Offering was accounted for as a debt refinancing. In connection with the debt refinancing, the Company incurred a loss on extinguishment of $9.5 million. In addition, in 2020, the Company repaid its previous two term loan facilities. In connection with the prepayments, the Company incurred a loss on extinguishment of debt of $7.1 million, which was recorded to “Loss on extinguishment of debt” in the Consolidated Statements of Operations.
Revolving Credit Facility
Amended and Restated Revolving Credit Facility
In January 2021, Shift4 Payments, LLC, a direct subsidiary of the Company (the “Borrower”), amended and restated (“Amended Credit Agreement”) its existing revolving credit agreement to, among other things, increase the borrowing capacity under its revolving credit facility to $100.0 million (the “Revolving Credit Facility”). $25.0 million of the Revolving Credit Facility is available for letters of credit. The Revolving Credit Facility matures on January 29, 2026, or, if greater than $150.0 million aggregate principal amount of the Company’s 2025 Convertible Notes remains outstanding on September 15, 2025, on that date.
The Amended Credit Agreement requires periodic interest payments until maturity. The Borrower may prepay all revolving loans under the Amended Credit Agreement at any time without premium or penalty (other than customary LIBO breakage costs), subject to certain notice requirements.
Loans incurred under the Revolving Credit Facility bear interest at the Borrower’s option at either the LIBO Rate plus a margin ranging from 3.00% to 3.50% per year or the Alternate Base Rate plus a margin ranging from 2.00% to 2.50% per year (such margins being referred to as the “Applicable Rate”). The Applicable Rate varies depending on the Borrower’s total leverage ratio (as defined in the Amended Credit Agreement). The alternate base rate and the LIBO rate are each subject to a zero percent floor.
In addition, the Borrower is required to pay certain customary fees under the Amended Credit Agreement, including a commitment fee in respect of the unutilized commitments thereunder at a rate ranging from 0.25% per year to 0.50% per year, in each case based on the total leverage ratio.
Borrowings under the Amended Credit Agreement are guaranteed by each of the Borrower’s current and future direct and indirect wholly owned material domestic subsidiaries, subject to certain customary exceptions as set forth in the Amended Credit Agreement. The obligations under the Amended Credit Agreement are secured by a first priority lien on substantially all the assets of the Borrower and the other guarantors, subject to certain customary exceptions.

The Amended Credit Agreement requires compliance with a maximum secured leverage ratio financial covenant, tested quarterly when the loans and certain letters of credit outstanding under the Revolving Credit Facility exceed 35% of the total revolving commitments. In addition, the Amended Credit Agreement contains various covenants that, among other restrictions, limit the Borrower’s and its subsidiaries’ ability to incur indebtedness; incur certain liens; consolidate, merge or sell or otherwise dispose of assets; alter the business conducted by the Borrower and its subsidiaries; make investments, loans, advances, guarantees and acquisitions; enter into sale and leaseback transactions; pay dividends or make other distributions on equity interests, or redeem, repurchase or retire equity interests; enter into transactions with affiliates; enter into agreements restricting the ability to pay dividends; redeem, repurchase or refinance other indebtedness; and amend or modify governing documents.
The Amended Credit Agreement contains events of default that are customary for a secured credit facility.
Borrowing capacity on this Revolving Credit Facility was $100.0 million as of December 31, 2022.
Restrictions and covenants
The 2025 Convertible Notes, 2027 Convertible Notes, 2026 Senior Notes (collectively, the “Notes”) and Revolving Credit Facility include certain restrictions on the ability of Shift4 Payments, LLC to make loans, advances, or pay dividends to Shift4 Payments, Inc.
At December 31, 2022 and 2021, the Company was in compliance with all financial covenants.
13.Other Consolidated Balance Sheet Components
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following:

	As of December 31,
	2022	2021
Prepaid insurance	$3.2	$3.3
Taxes receivable	1.8	1.8
Crypto settlement assets (a)	1.8	—
Other prepaid expenses (b)	7.3	6.8
Contract assets	0.1	0.3
Other current assets	1.2	0.5
Total prepaid expenses and other current assets	$15.4	$12.7

(a) See Note 2 for information regarding the Company’s crypto settlement assets.
(b) Includes prepayments related to information technology, rent, tradeshows and conferences.
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following:

	As of December 31,
	2022	2021
Contingent liability earnouts for acquisitions (a)	$34.9	$—
Contingent liability earnouts for residual commission buyouts	10.0	0.9
Residuals payable	8.9	13.1
Accrued interest	4.9	4.8
Accrued payroll	10.0	15.3
Taxes payable	4.4	1.6
Crypto settlement liabilities (b)	1.8	—
Other current liabilities	5.1	7.2
Total accrued expenses and other current liabilities	$80.0	$42.9

(a) Primarily represents the fair value of contingent liability earnouts for The Giving Block and Online Payments Group. See Note 3 for more information.
(b) See Note 2 for information regarding the Company’s crypto settlement liabilities.

Other noncurrent liabilities
Other noncurrent liabilities consisted of the following:

	As of December 31,
	2022	2021
Contingent liability earnouts for acquisitions (a)	$10.3	$—
Taxes payable	9.9	—
Deferred revenue	2.8	2.4
TRA liability	1.7	—
Other noncurrent liabilities	1.8	—
Total other noncurrent liabilities	$26.5	$2.4

(a) Primarily represents the fair value of the contingent liability earnout for Online Payments Group. See Note 3 for more information.
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
In conjunction with the acquisition of Online Payments Group on September 29, 2022, the Company entered into a contingent consideration agreement that requires the Company to pay up to $60.0 million if key customers of Online Payments Group contribute a certain amount of revenue for the twelve months ending September 28, 2023 and the twenty-four months ending September 28, 2024. The fair value of the contingent consideration was estimated using a Monte-Carlo simulation model, which included significant unobservable Level 3 inputs, such as projected revenues over the earnout period along with estimates for revenue volatility of 54.4% and 36.0% as of December 31, 2022 and September 30, 2022, respectively, and the discount rate of and 7.2% and 8.1% as of December 31, 2022 and September 30, 2022, respectively. See Note 3 for more information on the terms of the earnout agreement. The Company recognized fair value adjustments to the contingent liability for Online Payments Group of $11.2 million for the year ended December 31, 2022, primarily due to an increase in projected revenues over the earnout period. The fair value adjustments are recognized in “Revaluation of contingent liabilities” on the Company’s Consolidated Statements of Operations. The estimated fair value of the contingent consideration was $33.2 million as of December 31, 2022, of which $23.7 million is recognized in “Accrued expenses and other current liabilities” and $9.5 million is recognized in “Other noncurrent liabilities” on the Company’s Consolidated Balance Sheets.

In conjunction with the acquisition of The Giving Block on February 28, 2022, the Company entered into a contingent consideration agreement that requires the Company to pay up to $246.0 million if certain revenue thresholds of the acquired business are achieved for the twelve months ending February 28, 2023. The fair value of the contingent consideration was estimated using a Monte-Carlo simulation model, which included significant unobservable Level 3 inputs, such as projected revenues over the earnout period along with estimates for revenue volatility of 18.3% and 16.7% as of December 31, 2022 and February 28, 2022, respectively, and the discount rate of 10.2% and 7.1% as of December 31, 2022 and February 28, 2022, respectively. Changes in the volatility and discount rate were due to broader market conditions. See Note 3 for more information on the terms of the earnout agreement. The Company recognized fair value adjustments to the contingent liability for The Giving Block of $(47.1) million for the year ended December 31, 2022, primarily due to a decrease in projected revenues over the earnout period. The fair value adjustments are recognized in “Revaluation of contingent liabilities” on the Company’s Consolidated Statements of Operations. The estimated fair value of the contingent consideration of $10.7 million as of December 31, 2022 is recognized in “Accrued expenses and other current liabilities” on the Company’s Consolidated Balance Sheets.
In conjunction with the acquisitions of certain restaurant technology partners, the Company entered into contingent consideration agreements that require the Company to pay up to an aggregate of $4.0 million. The fair values of the contingent consideration were estimated using Monte-Carlo simulation models, which included significant unobservable Level 3 inputs, such as projected performance over the earnout periods and discount rates ranging from 5.1% to 6.7% as of December 31, 2022 and from 4.4% to 5.1% as of September 30, 2022. See Note 3 for more information on the terms of the earnout agreements. The Company recognized fair value adjustments to the contingent liability for the restaurant technology partners of $(0.7) million for the year ended December 31, 2022, primarily due to higher discount rates and a decrease in expected performance over the earnout period. The estimated fair value of the contingent consideration related to purchase consideration is $1.3 million as of December 31, 2022, of which $0.4 million is recognized in “Accrued expenses and other current liabilities” and $0.9 million is recognized in “Other noncurrent liabilities” on the Company’s Consolidated Balance Sheets.
In conjunction with residual commission buyouts executed in conjunction with asset acquisitions during the year ended December 31, 2022, the Company entered into contingent consideration agreements that require the Company to pay up to an aggregate of $24.7 million. The fair values of the contingent consideration were estimated based on projected attrition rates and other financial metrics within the respective merchant portfolios over the earnout periods. The estimated fair value of the contingent consideration related to residual commission buyouts of $10.0 million as of December 31, 2022 is recognized in “Accrued expenses and other current liabilities” on the Company’s Consolidated Balance Sheets.
The table below provides a reconciliation of the beginning and ending balances for the Level 3 contingent liabilities:

	Year Ended December 31, 2022
	Contingent Liabilities for Acquisitions	Contingent Liabilities for Residual Commission Buyouts	Total Contingent Liabilities
Balance at beginning of period	$—	$0.9	$0.9
Contingent consideration for acquisitions (a)	81.9	—	81.9
Contingent consideration for residual commission buyouts	—	10.0	10.0
Cash payments made for contingent liabilities related to earnout payments	(0.1)	(0.7)	(0.8)
Write-off of contingent liabilities that did not achieve earnout	—	(0.2)	(0.2)
Fair value adjustments	(36.6)	—	(36.6)
Balance at end of period	$45.2	$10.0	$55.2

(a) Includes $22.0 million for the acquisition of Online Payments Group, $57.8 million for the acquisition of The Giving Block, and $2.1 million for the acquisitions of certain restaurant technology partners.

Fair value adjustments are recorded within “Revaluation of contingent liabilities” within the Consolidated Statements of Operations. There were no transfers into or out of Level 3 during the year ended December 31, 2022.

The estimated fair value of the Company’s outstanding debt using quoted prices from over-the-counter markets, considered Level 2 inputs, was as follows.

	December 31, 2022		December 31, 2021
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
2025 Convertible Notes	$680.3	$686.9	$677.0	$735.4
2027 Convertible Notes	621.0	533.7	618.7	556.5
2026 Senior Notes	441.4	423.0	443.9	465.7
Total	$1,742.7	$1,643.6	$1,739.6	$1,757.6

(a) Carrying value excludes unamortized debt issuance costs related to the Revolving Credit Facility of $0.8 million and $1.1 million as of December 31, 2022 and 2021, respectively.
The estimated fair value of the Company’s investments in securities was $47.1 million as of December 31, 2022. These non-marketable equity investments have no readily determinable fair values and are measured using the measurement alternative, which is defined as cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. Adjustments for these investments, if any, are recorded in “Unrealized gain on investments in securities” on the Consolidated Statements of Operations. The Company recognized fair value adjustments to its investments in securities of $15.1 million for the year ended December 31, 2022 based on secondary offerings of identical securities by the respective companies in 2022.
The estimated fair value of the Company’s crypto settlement assets and crypto settlement liabilities was $1.8 million as of December 31, 2022. There are no active markets for the Company’s crypto settlement liabilities and the corresponding crypto settlement assets. Accordingly, the Company has valued the assets and liabilities using quoted prices from active cryptocurrency exchanges for the underlying crypto assets, considered Level 2 inputs. See Note 2 for more information on the Company’s crypto settlement assets and crypto settlement liabilities.
Other financial instruments not measured at fair value on the Company’s Consolidated Balance Sheets at December 31, 2022 and 2021 include cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, other noncurrent assets, accounts payable, accrued expenses and other current liabilities, and other noncurrent liabilities, as their estimated fair values reasonably approximate their carrying value as reported on the Company’s Consolidated Balance Sheets.
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

Components of income tax (provision) benefit consist of the following:

	Year Ended December 31,
	2022	2021	2020
Current
Federal	$(0.3)	$0.6	$1.4
State	—	—	(0.2)
Foreign	(2.0)	—	(0.1)
Total current income tax (provision) benefit	(2.3)	0.6	1.1
Deferred
Federal	0.9	2.5	1.2
State	1.0	—	0.1
Foreign	0.2	—	—
Total deferred income tax (provision) benefit	2.1	2.5	1.3
Total income tax (provision) benefit	$(0.2)	$3.1	$2.4
A reconciliation of the U.S. statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
Noncontrolling interests/effect of pass-through entities (LLC income (loss))	(3.3%)	(7.3%)	(17.1%)
State income taxes, net of federal benefit	(13.3%)	5.3%	1.1%
Permanent items	0.8%	(1.2%)	1.6%
Impacts of business combinations	(7.4%)	—%	—%
Change in fair value of contingent consideration	(11.5%)	—%	—%
Foreign rate differential	1.7%	—%	—%
Unrecognized tax benefit	1.0%	—%	—%
Change in valuation allowance	9.1%	(60.1%)	(4.5%)
Equity-based compensation	2.3%	46.8%	—%
Other	(0.2%)	(0.5%)	—%
Effective income tax rate	0.2%	4.0%	2.1%
The following table sets forth the Company’s income (loss) before income taxes for its domestic and foreign operations for the years ended December 31, 2022, 2021, and 2020:

	December 31,
	2022	2021	2020
Domestic	$89.6	$(79.6)	$(115.7)
Foreign	(2.7)	2.5	1.9
Income (loss) before income taxes	$86.9	$(77.1)	$(113.8)

Details of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2022	2021
Deferred tax assets:
Investment in Shift4 Payments, LLC	$253.9	$277.2
Net operating loss and tax credits carryforward	107.1	110.0
Interest expense carryforward	4.5	—
Lease liabilities	1.9	2.4
Equity-based compensation	5.6	1.6
Accrued expenses	1.0	0.9
Other	4.7	6.1
Subtotal	378.7	398.2
Valuation allowance	(367.0)	(383.0)
Total deferred tax assets	11.7	15.2

Deferred tax liabilities:
Intangible assets	(23.3)	(9.9)
Fixed assets	(2.7)	(2.2)
Right-of-use assets	(1.2)	(1.5)
Other liabilities	(3.1)	(1.9)
Total deferred tax liabilities	(30.3)	(15.5)
Net deferred tax liability	$(18.6)	$(0.3)
The Company has a deferred tax asset for the difference between the financial reporting and the tax basis of its investment in Shift4 Payments, LLC. The deferred tax asset above does not consider the iterative impact of the Tax Receivable Agreement (“TRA”) liability, as the entire liability has not been recorded as of December 31, 2022.
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred by Shift4 Payments, LLC over the three-year period ended December 31, 2022. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth.
On the basis of this evaluation, as of December 31, 2022 and 2021, a full valuation allowance of $367.0 million and $383.0 million, respectively, has been recorded at Shift4 Payments, Inc. to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income during the carryforward period are increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for growth.
As of December 31, 2022, the Company has $405.9 million federal and $403.0 million state net operating loss carryforwards, which are expected to expire on various dates as follows. The federal net operating loss carryforwards of $352.0 million generated in tax years after 2017 have an unlimited carryforward period, while the remaining $53.9 million generated in earlier tax years have a twenty years carryforward and will expire if unused between 2033 and 2037. The Company’s state net operating loss carryforwards are available to reduce future taxable income, which expire at various times through 2042.

Below is a tabular reconciliation of the total amounts of unrecognized tax benefits.

	Year Ended December 31,
	2022	2021	2020
Beginning balance	$—	$0.3	$0.3
Increase related to current year tax positions	0.9	—	—
Increase attributable to positions acquired through business combinations	7.1	—	—
Decrease attributable to settlements with taxing authorities	—	(0.3)	—
Ending balance	$8.0	$—	$0.3

Total amount of interest and penalties recognized in the Consolidated Statements of Operations	$0.1	$—	$—
Total amount of interest and penalties recognized in the Consolidated Balance Sheets	$1.8	$—	$—
All of the unrecognized tax benefits reflected in the above table would affect the effective tax rate, if recognized.
The Company files income tax returns as required by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company may be subject to examination by federal and certain state and local tax authorities. As of December 31, 2022, the Company’s federal and state and local income tax years 2019 through 2022 remain open and are subject to examination. The Company has recorded an uncertain tax benefit related to a position acquired through Online Payments Group AG of $7.1 million as of the acquisition date, and accrued an additional $0.9 million of uncertain tax benefit through the end of the year.
Tax Receivable Agreement
The Company expects to obtain an increase in its share of the tax basis in the net assets of Shift4 Payments, LLC as LLC Interests are redeemed from or exchanged by the Continuing Equity Owners, at the option of the Company, determined solely by the Company’s independent directors. The Company intends to treat any redemptions and exchanges of LLC Interests as direct purchases of LLC Interests for U.S. federal income tax purposes. These increases in tax basis may reduce the amounts that it would otherwise pay in the future to various tax authorities. In connection with the Company’s initial public offering in June 2020 and certain organizational transactions that the Company effected in connection with it, the Company entered into the TRA with the Continuing Equity Owners.
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
During the year ended December 31, 2022, the Company recognized a $1.7 million TRA liability after concluding it was probable that the Company will realize tax benefits associated with the TRA in the 2022 tax year. The liability is recognized in “Other noncurrent liabilities” on the Company’s Consolidated Balance Sheets. The Company has not recognized the remaining $260.7 million liability under the TRA after concluding it was not probable that the Company will be able to realize the remaining tax benefits based on estimates of future taxable income. No payments were made to the Continuing Equity Owners and Blocker Shareholders pursuant to the TRA during the years ended December 31, 2022, 2021 or 2020. The estimation of liability under the tax receivable agreement is by its nature imprecise and subject to significant assumptions regarding the amount, character, and timing of the taxable income of Shift4 Payments, Inc. in the future. If the valuation allowance recorded against the deferred tax assets applicable to the tax attributes referenced above is released in a future period, the remaining TRA liability may be considered probable at that time and recorded within earnings.

If the Continuing Equity Owner were to exchange all of its LLC Units, the Company would recognize an additional deferred tax asset of approximately $457.3 million and a TRA liability of approximately $388.7 million, assuming (i) that the Rook redeemed or exchanged all of its LLC Units immediately as of December 31, 2022 at a price of $55.93 per share of its Class A common stock, (ii) no material changes in relevant tax law, (iii) a constant corporate tax rate of 25.3%, (iv) that the Company earns sufficient taxable income in each year to realize on a current basis all tax benefits that are subject to the TRA, and (v) that the blocker attributes are not limited pursuant to Section 382 of the Internal Revenue Code. The actual amount of deferred tax assets and related liabilities are impacted by the timing of the exchanges, the valuation of Shift4 Corporation, the price of the Company’s shares of Class A common stock at the time of the exchange, and the tax rates then in effect. The Company may elect to completely terminate the TRA early only with the written approval of a majority of its independent directors, although it has no plans to do so at this time. As a result, the Company would be required to make an immediate cash payment equal to the present value of the anticipated future tax benefits that are the subject of the TRA.
16.Lease Agreements
As Lessee
The Company has operating leases primarily for office space and equipment. Most leases are not cancellable prior to their expiration. The Company accounts for leases in accordance with ASC 842 by recording right-of-use assets and lease liabilities. The right-of-use assets represent the Company’s right to use underlying assets for the lease term and the lease liability represents the Company's obligation to make lease payments under the leases. The Company determines if an agreement is or contains a lease at contract inception and exercises judgment and applies certain assumptions when determining the discount rate and lease term. ASC 842 requires a lessee to record a lease liability based on the discounted unpaid lease payments using the interest rate implicit in the lease or, if the rate cannot be readily determined, the incremental borrowing rate. Generally, the Company does not have knowledge of the rate implicit in the lease and, therefore, uses its incremental borrowing rate for a lease. The lease term includes the non-cancelable period of the lease plus any additional periods covered by an option to extend that the Company is reasonably certain to exercise.
The following amounts were recorded on the Company’s Consolidated Balance Sheets relating to operating leases:

	December 31, 2022	December 31, 2021
Assets
Right-of-use assets	$19.5	$18.5

Liabilities
Current lease liabilities	5.3	4.8
Noncurrent lease liabilities	18.1	17.9
Total lease liabilities	$23.4	$22.7
The expected future payments related to leases with initial non-cancellable lease terms in excess of one year at December 31, 2022 are as follows:

2023	$6.1
2024	6.0
2025	5.0
2026	4.0
2027	2.6
Thereafter	1.9
Total lease payments	$25.6
Less: Interest	(2.2)
Present value of minimum payments	$23.4

Total operating lease expense, which is included in “General and administrative expenses” in the Company’s Consolidated Statements of Operations, was $6.6 million, $6.1 million, and $6.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. Included in total operating lease expense for the year ended December 31, 2022 is $1.2 million of expense recognized on short-term leases which were not capitalized under ASC 842. Short-term lease expense was not material for the years ended December 31, 2021 or 2020, and variable lease expense was not material for the years ended December 31, 2022, 2021 or 2020.
Supplemental balance sheet information related to leases was as follows:

	December 31, 2022	December 31, 2021
Weighted average remaining in lease term (in years):	4.7	5.6
Weighted average discount rate	3.9%	3.2%
Operating lease payments included in operating cash flows were $5.7 million and $6.3 million for the years ended December 31, 2022 and 2021, respectively. Non-cash additions to operating lease assets were $6.1 million and $2.3 million for the years ended December 31, 2022 and 2021, respectively.
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
Lease payments received are recognized as income on a straight-line basis over the term of the agreement in accordance with ASC 606 and classified as gross revenue on the Company’s Consolidated Statements of Operations.
Total lease income for the years ended December 31, 2022 and 2021 was $18.3 million million and $16.8 million, respectively. Variable lease income was not material for the years ended December 31, 2022 or 2021.
The Company expects to receive future minimum lease payments for hardware provided under the Company’s SaaS agreements of $11.6 million from January 1, 2023 through December 31, 2023. See Note 4 and Note 10 for more information on the accounting for these operating leases.
17.Related Party Transactions
The Company has a service agreement with Jared Isaacman, the Company’s Chief Executive Officer and founder (“Founder”), including access to aircrafts and a property. Total expense for this service, which is included in “General and administrative expenses” in the Company’s Consolidated Statements of Operations, was $1.0 million, $1.0 million and $0.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. There was $0.1 million due to the Founder at December 31, 2022. There were no amounts outstanding at December 31, 2021.
In November 2021, the Company implemented a one-time discretionary equity award program for non-management employees. The Founder agreed to fund 50% of this program through a contribution of shares of his Class C common stock. As of December 31, 2022, the expected contribution from the Founder totaled 562,954 shares of his Class C common stock. The one-time discretionary equity award program will vest in three equal installments annually beginning in the third year. Vesting of the awards is subject to the continued employment of non-management employees.
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
In the third and fourth quarters of 2021, the Company incurred $1.1 million in costs associated with a proposed Follow-on Offering that were reimbursable by Searchlight, which were included in “Accounts receivable, net” on the Company’s Consolidated Balance Sheets at December 31, 2021. There were no amounts outstanding at December 31, 2022. In addition, on May 24, 2022, Searchlight redeemed all of its remaining LLC Interests. As a result, Searchlight is no longer a Continuing Equity Owner or a related party of the Company as of May 24, 2022.

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
In the year ended December 31, 2021, the Company incurred a significant amount of nonrecurring expenses to integrate, rebrand and promote 3dcart to Shift4Shop in conjunction with the Inspiration4 announcement. Certain expenses, totaling $0.9 million, were directly associated with the Inspiration4 mission and were reimbursable by the Founder. As of December 31, 2021, a $0.1 million receivable from the Founder was recorded as “Accounts receivable” on the Company’s Consolidated Balance Sheets. There were no amounts outstanding at December 31, 2022.
Rook has entered into margin loan agreements to repay and replace an existing margin loan for a lower amount, pursuant to which, in addition to other collateral, it has pledged LLC Interests and shares of the Company’s Class A and Class B common stock (collectively, “Rook Units”) to secure a margin loan. If Rook were to default on its obligations under the margin loan and fail to cure such default, the lender would have the right to exchange and sell up to 15,000,000 Rook units to satisfy Rook’s obligation.
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
Shift4 Payments, LLC incurred management fees to its respective shareholders, prior to the IPO, which are included in “Professional fees” in the Consolidated Statements of Operations, of $0.8 million for the year ended December 31, 2020. Management fees due to the Company’s respective shareholders were fully paid as of June 30, 2020 and are not required to be paid subsequent to the IPO.

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
As of December 31, 2019, the Company was authorized to issue 100,000 Class A Common units, and as of December 31, 2019, 60,000 units were issued and outstanding to Searchlight II GWN, L.P., (“SCP”) or (“SCP Common Units”), and 40,000 units were issued and outstanding to Rook (“Rook Common Units”), a wholly owned corporation of which the Company’s current Chief Executive Officer is the sole stockholder.
As of December 31, 2019, the Company had 1,010 Class B Common units authorized, issued and outstanding. Members holding Class B Common units were not entitled to vote on any matters of the Company and were not entitled to any distributions.
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
During the year ended December 31, 2020, $2.1 million of preferred dividends were accrued and recognized as a reduction of “Members’ Deficit.” Preferred dividends outstanding at the time of the IPO were $3.2 million, of which $0.9 million was settled in cash and $2.3 million was converted to LLC Interests in conjunction with the IPO.
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

Follow-on Offerings
In September 2020, the Company completed an offering of 2,000,000 shares of its Class A common stock, and Searchlight and a former equity owner sold 7,856,373 and 143,627 shares, respectively, of Class A common stock at a price to the public of $48.50 per share. In October 2020, Searchlight and a former equity owner sold an additional 1,473,070 and 26,930 shares, respectively, of Class A common stock pursuant to the exercise by the underwriters of their option to purchase additional shares. The Company received net proceeds from the September Follow-on Offering of $93.1 million, after deducting underwriting discounts and commissions and offering expenses of approximately $3.9 million. The Company did not receive any of the proceeds from the sale of Class A common stock by the selling stockholders. The total net proceeds from the September Follow-on Offering were used to purchase newly-issued LLC Interests directly from Shift4 Payments, LLC at a price per unit equal to the price to the public of Class A common stock in the September Follow-on Offering, less underwriting discounts and commissions. Shift4 Payments, LLC used these amounts received from Shift4 Payments, Inc. for general corporate purposes.
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
On May 24, 2022, Searchlight exchanged its shares of the Company’s Class B and Class C common stock for an equal number of shares of Class A common stock, which Searchlight subsequently redeemed. During the year ended December 31, 2022, the Company repurchased 3,887,191 shares of Class A common stock under the Programs for $184.4 million, including commissions paid, at an average price paid of $47.40 per share. Included in these amounts during the year ended December 31, 2022 is the Company’s repurchase of all 967,600 shares of Searchlight’s Class A common stock for $43.1 million at an average price paid of $44.54 per share. The June 2022 Program expired on December 31, 2022.
Repurchased shares of common stock that have not been retired are recorded as “Treasury stock” on the Company’s Consolidated Balance Sheets. Upon retirement, the Company allocates the value of treasury stock between Additional paid-in capital and Retained earnings. During the year ended December 31, 2022, the Company retired 4,265,666 shares of common stock it had repurchased under the Programs. There were no shares of treasury stock outstanding as of December 31, 2022.

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

	December 31, 2022		December 31, 2021
	LLC Interests	Ownership %	LLC Interests	Ownership %
Shift4 Payments, Inc.	57,121,314	68.9%	56,449,833	68.2%
Continuing Equity Owners	25,829,016	31.1%	26,272,654	31.8%
Total	82,950,330	100.0%	82,722,487	100.0%
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
21.Equity-based Compensation
2020 Incentive Award Plan
In June 2020, the Company adopted the 2020 Incentive Award Plan (“2020 Plan”), which provides for the grant of stock options, restricted stock dividend equivalents, stock payments, restricted stock units (“RSUs”), performance restricted stock units (“PRSUs”), stock appreciation rights, and other stock or cash awards. A maximum of 418,973 shares of the Company’s Class A common stock is available for issuance under the 2020 Plan. The number of shares available for issuance is subject to an annual increase on the first day of each year beginning in 2021 and ending in and including 2030, equal to the lesser of (1) 2% of the shares outstanding (on an as-converted basis, taking into account any and all securities convertible into, or exercisable, exchangeable or redeemable for, shares of Class A common stock (including LLC Interests of Shift4 Payments, LLC)) on the last day of the immediately preceding fiscal year and (2) such smaller number of shares as determined by the Board.
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

RSUs and PRSUs
RSUs represent the right to receive shares of the Company’s Class A common stock at a specified date in the future. The following table presents the expected number of shares that are expected to vest in each year as of December 31, 2022, subject to continued service:

	2023	2024	2025	2026	2027	Total
Granted in 2020 at IPO	384,225	—	—	—	—	384,225
Granted in 2020, excluding IPO	107,871	—	—	—	—	107,871
Granted in 2021	165,234	368,044	260,145	261,990	—	1,055,413
Granted in 2022	232,086	220,430	241,764	111,214	112,352	917,846
Total	889,416	588,474	501,909	373,204	112,352	2,465,355
In November 2021, the Company implemented a one-time discretionary equity award program for non-management employees. The Founder agreed to fund 50% of this program through a contribution of shares of his Class C common stock. Included in the above table are 129,150, 185,587, 187,042, and 56,108 shares to be contributed by the Founder in 2024, 2025, 2026, and 2027, respectively, subject to the continued employment of non-management employees.
The RSU activity was as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2019	—	$—
Granted	5,064,627	24.30
Vested	(201,425)	23.00
Forfeited or cancelled	(22,694)	23.27
Unvested balance at December 31, 2020	4,840,508	24.35
Granted	1,480,962	58.98
Vested	(3,876,928)	23.98
Forfeited or cancelled	(41,848)	51.91
Unvested balance at December 31, 2021	2,402,694	43.28
Granted (a)	1,143,956	45.20
Vested	(825,720)	35.51
Forfeited or cancelled	(255,575)	54.75
Unvested balance at December 31, 2022	2,465,355	$47.57

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
The Company recognized equity-based compensation expense and an income tax benefit from equity-based compensation expense as follows:

	Year Ended December 31,
	2022	2021	2020
Equity-based compensation expense	$49.6	$40.8	$66.2
Income tax benefit	—	—	2.0
As of December 31, 2022, the Company had $88.5 million of total unrecognized equity-based compensation expense related to outstanding RSUs and PRSUs, which is expected to be recognized over a weighted average period of 2.99 years.

22.Basic and Diluted Net Income (Loss) per Share
The following table presents the calculation of basic and diluted net income (loss) per share for the periods following the Reorganization Transactions under the two-class method. See Note 2 for additional information related to basic and diluted net income (loss) per share.
Basic and diluted net income (loss) per share of the Company is calculated for the Company's current outstanding classes of common stock. Basic and diluted net loss per share for the year ended December 31, 2020 represents the period from June 5, 2020 to December 31, 2020, the period where the Company had outstanding Class A and Class C common stock following the Reorganization Transactions.
Basic net income (loss) per share has been computed by dividing net income (loss) attributable to common shareholders for the period subsequent to the Reorganization Transactions by the weighted average number of shares of common stock outstanding for the same period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period in which the shares were outstanding. Diluted net income (loss) per share has been computed in a manner consistent with that of basic net income (loss) per share while giving effect to all shares of potentially dilutive common stock that were outstanding during the period.

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Net income (loss)	$86.7	$(74.0)	$(111.4)
Less: Net loss attributable to Shift4 Payments, LLC prior to the Reorganization Transaction	—	—	(77.9)
Less: Net income (loss) attributable to noncontrolling interests subsequent to the Reorganization Transactions	11.6	(25.8)	(15.1)
Net income (loss) attributable to Shift4 Payments, Inc.	75.1	(48.2)	(18.4)
Adjustment to net income (loss) attributable to common stockholders	—	(0.7)	(1.0)
Net income (loss) attributable to common stockholders	$75.1	$(48.9)	$(19.4)

Numerator - allocation of net income (loss) attributable to common stockholders:
Net income (loss) allocated to Class A common stock - basic	$69.9	$(42.4)	$(12.1)
Reallocation of net income attributable to common stockholders from assumed conversion of LLC interests and assumed vesting of RSUs	12.7	—	—
Net income (loss) allocated to Class A common stock - diluted	$82.6	$(42.4)	$(12.1)

Net income (loss) allocated to Class C common stock - basic	$5.2	$(6.5)	$(7.3)
Reallocation of net income attributable to common stockholders from assumed conversion of LLC interests and assumed vesting of RSUs	(1.1)	—	—
Net income (loss) allocated to Class C common stock - diluted	$4.1	$(6.5)	$(7.3)

Denominator:
Weighted average shares of Class A common stock outstanding - basic (a)	52,303,968	47,594,839	28,148,355
Effect of dilutive securities:
LLC Interests	26,002,825	—	—
RSUs	596,944	—	—
Weighted average shares of Class A common stock outstanding - diluted	78,903,737	47,594,839	28,148,355

Weighted average shares of Class C common stock outstanding - basic and diluted	3,864,579	7,329,534	16,882,903

Net income (loss) per share - Basic:
Class A common stock	$1.34	$(0.89)	$(0.43)
Class C common stock	$1.34	$(0.89)	$(0.43)
Net income (loss) per share - Diluted:
Class A common stock	$1.05	$(0.89)	$(0.43)
Class C common stock	$1.05	$(0.89)	$(0.43)
(a) Includes 78,285 shares that have been committed but not issued as of December 31, 2022.
The following were excluded from the calculation of diluted net income (loss) per share as the effect would be anti-dilutive:

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
LLC Interests that convert into potential Class A common shares	—	26,272,654	30,625,857
RSUs and PRSUs - employee	10,504	2,389,752	2,336,424
RSUs - non-employee directors	9,038	12,942	39,745
Total	19,542	28,675,348	33,002,026

For the year ended December 31, 2022, the Company has excluded from the calculation of diluted net income per share the effect of the following:
•the conversion of the 2025 Convertible Notes and 2027 Convertible Notes, as the last reported sales price of the Company’s Class A common stock was not greater than or equal to 130% of the conversion price for 20 trading days during a period of 30 consecutive trading days prior to December 31, 2022, per the terms of the agreement, and
•shares of the Company’s Class A common stock to be issued in connection with the earnouts due to the former shareholders of The Giving Block, Online Payments Group, and certain restaurant technology partners. See Note 3 for more information about shares to be issued in connection with earnouts.
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
23.Supplemental Cash Flows Information
Supplemental cash flows disclosures and noncash information consisted of the following:

	Year Ended December 31,
	2022	2021	2020
Cash paid for interest	$24.4	$20.9	$39.2
Cash paid for income taxes, net of refunds	0.7	0.4	0.8
Noncash operating activities
Deferred compensation settled with restricted stock units	—	—	2.1
Noncash investing activities
Shares and equity-based compensation awards issued in connection with acquisitions	95.8	26.3	19.2
Shares issued in connection with residual commission buyouts	36.7	—	—
Contingent consideration for acquisitions	81.9	—	—
Contingent consideration for residual commission buyouts	10.0	0.8	0.7
Cash consideration not yet paid in connection with residual commission buyouts	4.8	—	—
Equipment for lease	4.2	3.1	2.0
Shareholder loans transferred in connection with the acquisition of Online Payments Group	2.5	—	—
Capitalized software development costs	2.4	0.4	0.6
Acquisition of property, plant and equipment	1.3	—	—
Noncash financing activities
Right-of-use assets obtained in exchange for operating lease liabilities	6.1	—	—
Right associated with Inspiration4 seat	—	2.1	—
Repurchases of Class A Common Stock not yet paid	—	1.6	—
Contingent consideration settled with Class A common stock	—	—	21.1
Short-term financing for directors and officers insurance	—	—	3.4
Preferred return on preferred stock settled with LLC Interests	—	—	2.3

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
No single customer accounted for more than 10% of the Company’s revenue during the years ended December 31, 2022, 2021 and 2020. The Company’s operations are concentrated in the U.S.
The following table summarizes gross revenue by revenue type:

	Year Ended December 31,
	2022	2021	2020
Payments-based revenue (a)	$1,857.1	$1,258.0	$684.2
Subscription and other revenues	136.5	109.5	82.7
Gross revenue	$1,993.6	$1,367.5	$766.9
(a)For the year ended December 31, 2021, payments-based revenue includes nonrecurring payments of $23.1 million the Company made to merchants related to the TSYS outage that were treated as contra revenue and as such reduced payments-based revenue. See Note 4 for more information about the TSYS outage.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.
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
The Company acquired The Giving Block, Inc. (“The Giving Block”) and Online Payments Group AG (“Online Payments Group”) during the fiscal year ended December 31, 2022. Management excluded internal controls over financial reporting of The Giving Block and Online Payments Group from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. These excluded internal controls were associated with less than 1.0% of total assets and less than 1.0% of total revenue included in the consolidated financial statements of the Company as of and for the year ended December 31, 2022. The Company is in the process of incorporating The Giving Block and Online Payments Group into its internal control over financial reporting.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the Internal Control - Integrated Framework (2013). Based on this assessment, management concluded the Company’s internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.
Remediation of Previously Reported Material Weakness
As previously reported in our December 31, 2021 Annual Report on Form 10-K/A, management identified a material weakness related to a lack of an effectively designed control activity over the classification of customer acquisition costs within our Consolidated Statements of Cash Flows. In order to remediate the material weakness, our management took corrective steps in 2022, completed documentation, and enhanced the design of its control activity over the classification of customer acquisition costs within our Consolidated Statements of Cash Flows. After completing testing of the design and operating effectiveness of our internal control over financial reporting, we have concluded that the above identified material weakness has been fully remediated as of December 31, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information relating to our executive officers and directors is included in Part I, Item 1 of this Form 10-K under the heading “Information about our Executive Officers and Directors.” The remaining information with respect to this Item will be set forth under the headings “Proposal 1—Election of Directors,” “Executive Officers,” “Corporate Governance,” “Committees of the Board” and, if applicable, “Delinquent Section 16(a) Reports.” in our proxy statement for the 2023 annual meeting of stockholders (the “2023 Proxy Statement”), which will be filed with the SEC no later than 120 days after December 31, 2022, and is incorporated herein by reference.
Our board of directors has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees, which is available on our investor relations website (investors.shift4.com) under “Governance Documents.” This website address is not intended to function as a hyperlink, and the information contained in our website is not intended to be a part of this filing. We intend to post on our website all disclosures that are required by law or the NYSE listing standards concerning any amendments to, or waivers from, any provision of the code. The information on any of our websites is deemed not to be incorporated in this Annual Report or to be part of this Annual Report.
ITEM 11. EXECUTIVE COMPENSATION
Information with respect to this Item will be set forth under the headings “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in our 2023 Proxy Statement, which will be filed with the SEC no later than 120 days after December 31, 2022 and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to this Item will be set forth under the headings “Security Ownership of Certain Beneficial Owners and Management,” “Director Compensation,” and “Securities Authorized For Issuance under Equity Compensation Plans” in our 2023 Proxy Statement, which will be filed with the SEC no later than 120 days after December 31, 2022 and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information with respect to this Item will be set forth under the headings “Certain Relationships and Related Person Transactions” and “Corporate Governance” in our 2023 Proxy Statement, which will be filed with SEC no later than 120 days after December 31, 2022 and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to this Item will be set forth under the heading “Independent registered Public Accounting Firm Fees and Other Matters” in our 2023 Proxy Statement, which will be filed with the SEC no later than 120 days after December 31, 2022 and is incorporated herein by reference.

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
(a)(3) Exhibits
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.
INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed/Furnished Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation Shift4 Payments, Inc.	S-8	333-239042	4.1	06/09/2020

3.2	Amended and Restated By-Laws of Shift4 Payments, Inc.	S-8	333-239042	4.2	06/09/2020

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock.	S-1/A	333-238307	4.1	06/01/2020

4.2	Description of Securities	10-K	001-39313	4.2	03/08/2021

4.3	Indenture, by and among Shift4 Payments, LLC, Shift4 Payments Finance Sub, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee, dated October 29, 2020 (and Form of Note).	8-K	001-39313	4.1	10/29/2020

4.4	Indenture, dated as of December 7, 2020, between Shift4 Payments, Inc. and U.S. Bank National Association, as trustee (and Form of Global Note)	8-K	001-39313	4.1	12/07/2020

4.5	Indenture dated as of July 26, 2021, between Shift4 Payments, Inc. and U.S. Bank National Association, as trustee (and Form of Global Note)	8-K	001-39313	4.1	07/26/2021

4.6	Fourth Supplemental Indenture dated March 16, 2022, 4.625% Senior Notes due 2026	10-Q/A	001-39313	4.5	11/08/2022

10.1	Tax Receivable Agreement, dated June 4, 2020.	10-Q	001-39313	10.1	08/12/2020

10.2	LLC Agreement of Shift4 Payments, LLC, dated June 4, 2020.	10-Q	001-39313	10.2	08/12/2020

10.3	Stockholders Agreement, dated June 4, 2020.	10-Q	001-39313	10.3	08/12/2020

10.4	Registration Rights Agreement, dated June 4, 2020	10-Q	001-39313	10.4	08/12/2020

10.5	Purchase Agreement, by and between Shift4 Payments, Inc. and Rook Holdings, Inc., dated May 31, 2020.	S-1/A	333-238307	10.20	06/01/2020

10.6	Amended and Restated First Lien Credit Agreement, dated January 29, 2021.	8-K	001-39313	10.1	02/02/2021

10.7#	Shift4 Payments, Inc. Amended and Restated 2020 Incentive Award Plan	8-K	001-39313	10.1	06/13/2022

10.8#	Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement (No Continued Employment).	S-1/A	333-238307	10.11	06/01/2020

10.9#	Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement (Continued Employment).	S-1/A	333-238307	10.12	06/01/2020

10.10#	Non-Employee Director Compensation Policy.	S-1/A	333-238307	10.18	06/01/2020

10.11#	Form of Indemnification Agreement for Executive Officers and Directors.	S-1/A	333-238307	10.19	06/01/2020

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed/Furnished Herewith
		Form	File No.	Exhibit	Filing Date

10.12#	Employment Agreement, by and between Shift4 Payments, Inc. and Jared Isaacman, dated May 31, 2020.	10-Q	001-39313	10.11	08/12/2020

10.13#	Employment Agreement by and between Shift 4 Payments, LLC and David T. Lauber, dated February 12, 2018.	10-K/A	001-39313	10.13	11/08/2022

10.14#	Employment Agreement, by and between Shift4 Payments, Inc. and Nancy Disman, dated August 3, 2022.	10-Q	001-39313	10.1	11/08/2022

10.15	Second Lien Credit Agreement, dated as of November 30, 2017, among Shift4 Payments, LLC (f/k/a Lighthouse Network, LLC) as borrower, any holder of the borrower’s Class A common units and subsidiaries of the borrower identified therein, as guarantors, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and the lenders from time to time party thereto	S-1/A	333-238307	10.9	06/03/2020

10.16***	Merger Agreement by and among Credorax Inc., Shift4 Payments, LLC, Shift4 (BVI) Limited, Krieg Merger Sub Limited, and the other parties thereto, dated as of March 1, 2022.	10-Q/A	001-39313	10.1	11/08/2022

21.1	Subsidiaries of Shift4 Payments, Inc.					*

23.1	Consent of PricewaterhouseCoopers LLP, as to Shift4 Payments, Inc.					*

31.1	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document - the instance document appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*

104	Cover Page Interactive Data File (formatting as Inline XBRL and contained in Exhibit 101)					*
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
#    Indicates management contract or compensatory plan or arrangement in which any director or executive officer participates.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Shift4 Payments, Inc.

		By:	/s/ Jared Isaacman
Jared Isaacman
Chief Executive Officer (principal executive officer)
Date:	March 1, 2023

		By:	/s/ Nancy Disman
Nancy Disman
Chief Financial Officer (principal financial and accounting officer)
Date:	March 1, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jared Isaacman	Chief Executive Officer and Director	March 1, 2023
Jared Isaacman	(principal executive officer)

/s/ Nancy Disman	Chief Financial Officer	March 1, 2023
Nancy Disman	(principal financial and accounting officer)

/s/ Sam Bakhshandehpour	Director	March 1, 2023
Sam Bakhshandehpour

/s/ Donald Isaacman	Director	March 1, 2023
Donald Isaacman

/s/ Christopher Cruz	Director	March 1, 2023
Christopher Cruz

/s/ Karen Roter Davis	Director	March 1, 2023
Karen Roter Davis

/s/ Sarah Goldsmith-Grover	Director	March 1, 2023
Sarah Goldsmith-Grover

/s/ Jonathan Halkyard	Director	March 1, 2023
Jonathan Halkyard