Form 10-Q
period 2023-03-31
Shift4 Payments, Inc.
filed 2023-05-09
CIK 1794669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Yes ☐ No ☒
As of May 4, 2023, there were 57,271,931 shares of the registrant’s Class A common stock, $0.0001 par value per share, outstanding, 23,831,883 shares of the registrant’s Class B common stock, $0.0001 par value per share, outstanding and 2,090,706 shares of the registrant’s Class C common stock, $0.0001 par value per share, outstanding.

SHIFT4 PAYMENTS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report, including, without limitation, statements relating to our position as a leader within our industry, our future results of operations and financial position, business strategy and plans, objectives of management for future operations, including, among others, statements regarding expected growth and future capital expenditures and debt covenant compliance and service obligations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
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
•our Founder (as defined herein) has significant influence over us, including control over decisions that require the approval of stockholders; and
•those factors described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on March 1, 2023 (the “2022 Form 10-K”) and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report.

Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties.
You should read this Quarterly Report and the documents that we reference herein completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)(in millions, except share and per share amounts)

	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$743.9	$702.5
Restricted cash	74.0	74.0
Accounts receivable, net	209.3	195.0
Inventory	4.3	4.8
Prepaid expenses and other current assets (Note 12)	17.5	15.4
Total current assets	1,049.0	991.7
Noncurrent assets
Goodwill (Note 4)	737.0	735.0
Residual commission buyouts, net (Note 6)	283.0	303.9
Other intangible assets, net (Note 7)	306.0	306.8
Capitalized customer acquisition costs, net (Note 8)	39.6	36.1
Equipment for lease, net (Note 9)	89.6	80.7
Property, plant and equipment, net (Note 10)	23.7	22.3
Right-of-use assets (Note 15)	20.6	19.5
Investments in securities	56.0	47.1
Other noncurrent assets	10.4	10.9
Total noncurrent assets	1,565.9	1,562.3
Total assets	$2,614.9	$2,554.0
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$173.8	$166.7
Accrued expenses and other current liabilities (Note 12)	82.5	80.0
Deferred revenue (Note 3)	21.0	16.3
Current lease liabilities (Note 15)	5.8	5.3
Total current liabilities	283.1	268.3
Noncurrent liabilities
Long-term debt (Note 11)	1,744.0	1,741.9
Deferred tax liability (Note 14)	13.1	18.6
Noncurrent lease liabilities (Note 15)	18.8	18.1
Other noncurrent liabilities (Note 12)	29.5	26.5
Total noncurrent liabilities	1,805.4	1,805.1
Total liabilities	2,088.5	2,073.4
Commitments and contingencies (Note 17)
Stockholders' equity (Note 18)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized at March 31, 2023 and December 31, 2022, none issued and outstanding	—	—
Class A common stock, $0.0001 par value per share, 300,000,000 shares authorized, 56,770,614 and 54,153,218 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Class B common stock, $0.0001 par value per share, 100,000,000 shares authorized, 24,162,351 and 25,829,016 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Class C common stock, $0.0001 par value per share, 100,000,000 shares authorized, 2,090,706 and 2,889,811 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	730.2	702.6
Accumulated other comprehensive income	10.4	8.3
Retained deficit	(348.8)	(363.6)
Total stockholders' equity attributable to Shift4 Payments, Inc.	391.8	347.3
Noncontrolling interests (Note 19)	134.6	133.3
Total stockholders' equity	526.4	480.6
Total liabilities and stockholders' equity	$2,614.9	$2,554.0
See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (in millions, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Gross revenue	$547.0	$401.9
Cost of sales (exclusive of certain depreciation and amortization expense shown separately below)	(401.6)	(317.3)
General and administrative expenses	(85.7)	(66.2)
Revaluation of contingent liabilities (Note 13)	(7.0)	—
Depreciation and amortization expense (Note 5) (a)	(35.3)	(17.3)
Professional fees	(6.1)	(10.1)
Advertising and marketing expenses	(2.5)	(2.7)
Income (loss) from operations	8.8	(11.7)
Interest income	7.6	—
Other income, net	0.1	0.2
Unrealized gain on investments in securities (Note 13)	8.9	—
Change in TRA liability (Note 14)	(0.5)	—
Interest expense	(8.1)	(7.9)
Income (loss) before income taxes	16.8	(19.4)
Income tax benefit (Note 14)	3.6	6.2
Net income (loss)	20.4	(13.2)
Net income (loss) attributable to noncontrolling interests	5.6	(5.7)
Net income (loss) attributable to Shift4 Payments, Inc.	$14.8	$(7.5)

Basic net income (loss) per share (Note 21)
Class A net income (loss) per share - basic	$0.26	$(0.13)
Class A weighted average common stock outstanding - basic	55,236,204	52,119,378
Class C net income (loss) per share - basic	$0.26	$(0.13)
Class C weighted average common stock outstanding - basic	2,241,648	4,573,372

Diluted net income (loss) per share (Note 21)
Class A net income (loss) per share - diluted	$0.24	$(0.13)
Class A weighted average common stock outstanding - diluted	82,238,704	52,119,378
Class C net income (loss) per share - diluted	$0.24	$(0.13)
Class C weighted average common stock outstanding - diluted	2,241,648	4,573,372
See accompanying notes to unaudited condensed consolidated financial statements.
(a)Depreciation and amortization expense includes depreciation of equipment under lease of $7.2 million and $7.0 million for the three months ended March 31, 2023 and 2022, respectively.

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (in millions)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$20.4	$(13.2)
Other comprehensive income
Unrealized gain on foreign currency translation adjustment, net of tax	3.0	—
Total other comprehensive income	3.0	—
Comprehensive income (loss)	23.4	(13.2)
Comprehensive income (loss) attributable to noncontrolling interests	6.5	(5.7)
Comprehensive income (loss) attributable to Shift4 Payments, Inc.	$16.9	$(7.5)
See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited) (in millions, except share amounts)

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2022	54,153,218	$—	25,829,016	$—	2,889,811	$—	$702.6	$(363.6)	$8.3	$133.3	$480.6
Net income	—	—	—	—	—	—	—	14.8	—	5.6	20.4
Issuance of Class A common stock in connection with acquisitions and residual commission buyouts	27,780	—	—	—	—	—	5.5	—	—	2.1	7.6
Exchange of shares held by Rook	2,465,770	—	(1,666,665)	—	(799,105)	—	4.9	—	—	(4.9)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1.8)	(1.8)
Equity-based compensation	—	—	—	—	—	—	21.9	—	—	—	21.9
Vesting of restricted stock units, net of tax withholding	123,846	—	—	—	—	—	(4.7)	—	—	(0.6)	(5.3)
Other comprehensive income	—	—	—	—	—	—	—	—	2.1	0.9	3.0
Balances at March 31, 2023	56,770,614	$—	24,162,351	$—	2,090,706	$—	$730.2	$(348.8)	$10.4	$134.6	$526.4

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balances at December 31, 2021	51,793,127	$—	26,272,654	$—	5,035,181	$—	$619.2	(378,475)	(21.1)	$(325.3)	$126.9	$399.7
Net loss	—	—	—	—	—	—	—	—	—	(7.5)	(5.7)	(13.2)
Issuance of Class A common stock and fair value of equity-based compensation awards assumed in connection with The Giving Block acquisition	785,969	—	—	—	—	—	24.7	—	—	—	11.8	36.5
Repurchases of Class A common stock to treasury stock	—	—	—	—	—	—	4.5	(301,510)	(17.2)	—	(4.5)	(17.2)
Exchange of shares held by Continuing Equity Owners	732,524	—	—	—	(732,524)	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	15.8	—	—	—	—	15.8
Vesting of restricted stock units, net of tax withholding	306,953	—	—	—	—	—	(4.6)	—	—	—	1.2	(3.4)
Balances at March 31, 2022	53,618,573	$—	26,272,654	$—	4,302,657	$—	$659.6	(679,985)	$(38.3)	$(332.8)	$129.7	$418.2
See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in millions)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net income (loss)	$20.4	$(13.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	47.6	29.1
Amortization of capitalized financing costs	2.1	1.9
Deferred income taxes	(5.6)	(6.3)
Provision for bad debts	3.2	3.0
Revaluation of contingent liabilities	7.0	—
Unrealized gain on investments in securities	(8.9)	—
Change in TRA liability	0.5	—
Equity-based compensation expense	20.9	16.9
Other noncash items	0.3	0.3
Change in operating assets and liabilities
Accounts receivable	(17.1)	(20.0)
Prepaid expenses and other assets	0.1	0.6
Inventory	0.7	1.7
Capitalized customer acquisition costs	(7.3)	(6.3)
Accounts payable	5.3	15.4
Accrued expenses and other current liabilities	5.9	3.1
Right-of-use assets and lease liabilities, net	0.1	(0.1)
Deferred revenue	4.2	4.7
Net cash provided by operating activities	79.4	30.8
Investing activities
Residual commission buyouts	(2.1)	(4.6)
Acquisitions, net of cash acquired	(1.2)	(12.6)
Acquisition of equipment to be leased	(14.7)	(9.9)
Capitalized software development costs	(10.7)	(8.0)
Acquisition of property, plant and equipment	(2.7)	(1.0)
Investments in securities	—	(1.5)
Net cash used in investing activities	(31.4)	(37.6)
Financing activities
Repurchases of Class A common stock to treasury stock	—	(18.7)
Payments for withholding tax related to vesting of restricted stock units	(5.3)	(12.2)
Deferred financing costs	—	(4.8)
Distributions to noncontrolling interests	(1.4)	—
Payments on contingent liabilities	(0.3)	—
Net cash used in financing activities	(7.0)	(35.7)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	0.4	—
Change in cash and cash equivalents and restricted cash	41.4	(42.5)
Cash and cash equivalents and restricted cash
Beginning of period	776.5	1,231.5
End of period	$817.9	$1,189.0
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
Shift4 Payments, Inc. (“Shift4 Payments” or “the Company”) was incorporated in Delaware on November 5, 2019 in order to carry on the business of Shift4 Payments, LLC and its consolidated subsidiaries. The Company is a leading independent provider of software and payment processing solutions in the United States (“U.S.”) based on total volume of payments processed. The Company has achieved its leadership position through decades of solving business and operational challenges facing its customers’ overall commerce needs. The Company’s merchants range in size from small owner-operated local businesses to multinational enterprises conducting commerce throughout the world. The Company distributes its services through a scaled network of seasoned internal sales and support teams, as well as through its network of software partners. For its software partners, the Company offers a single integration to a global end-to-end payment offering, a proprietary gateway and a robust suite of technology solutions (including cloud enablement, business intelligence, analytics, and mobile) to enhance the value of their software and simplify payment acceptance. For its merchants, the Company provides a seamless, unified consumer experience and fulfills business needs that would otherwise require multiple software, hardware and payment vendors. The Shift4 Model is built to serve a range of merchants from small owner-operated local businesses to multinational enterprises conducting commerce throughout the world, including food and beverage, hospitality, stadiums and arenas, gaming, specialty retail, non-profits, eCommerce, and exciting technology companies. This includes the Company’s point of sale (“POS”) software offerings, as well as over 500 software integrations across virtually every industry vertical.
Basis of Presentation
The accompanying interim condensed consolidated financial statements of the Company are unaudited. These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. As such, these financial statements do not include all information and footnotes required by U.S. GAAP for complete financial statements. The December 31, 2022 Condensed Consolidated Balance Sheet was derived from audited financial statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments consisting only of normal recurring adjustments necessary to state fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP applicable to interim periods. The results of operations for the interim periods presented are not necessarily indicative of results for the full year or future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the fiscal year ended December 31, 2022, as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Form 10-K”).
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

The assets and liabilities of Shift4 Payments, LLC represent substantially all of the consolidated assets and liabilities of Shift4 Payments, Inc. with the exception of certain cash balances, contingent consideration for earnout liabilities for The Giving Block, Inc. (“The Giving Block”), amounts payable under the Tax Receivable Agreement (“TRA”), and the aggregate principal amount of $690.0 million of 2025 Convertible Notes and $632.5 million of 2027 Convertible Notes (together, the “Convertible Notes”) that are held by Shift4 Payments, Inc. directly. As of March 31, 2023 and December 31, 2022, $12.3 million and $9.8 million of cash, respectively, was directly held by Shift4 Payments, Inc. As of March 31, 2023 and December 31, 2022, the earnout liability for The Giving Block was $2.9 million and $10.9 million, respectively. The $2.9 million liability as of March 31, 2023 represents the cash portion of the earnout, which is expected to be paid in the second quarter of 2023. As of March 31, 2023 and December 31, 2022, the TRA liability was $2.2 million and $1.7 million, respectively. In connection with the issuance of the Convertible Notes, Shift4 Payments, Inc. entered into Intercompany Convertible Notes with Shift4 Payments, LLC, whereby Shift4 Payments, Inc. provided the net proceeds from the issuance of the Convertible Notes to Shift4 Payments, LLC in the amount of $1,322.5 million. Shift4 Payments, Inc., which was incorporated on November 5, 2019, has not had any material operations on a standalone basis since its inception, and all of the operations of the Company are carried out by Shift4 Payments, LLC and its subsidiaries. Shift4 Payments, Inc. recognized fair value adjustments to the contingent liability for The Giving Block of $(0.5) million for the three months ended March 31, 2023 due to the final measurement of the earnout payment.
Change in Presentation of Unaudited Condensed Consolidated Balance Sheets
Certain prior year balances have been adjusted to present “Restricted cash” on its own line item rather than within “Cash and cash equivalents” on the Company’s unaudited Condensed Consolidated Balance Sheets to conform to the current period presentation.
Change in Presentation of Unaudited Condensed Consolidated Statements of Operations
Certain prior year balances have been adjusted to present “Transaction-related expenses” within “Professional fees” rather than its own line item on the Company’s unaudited Condensed Consolidated Statements of Operations.
Liquidity and Management’s Plan
As of March 31, 2023, the Company had $1,772.5 million total principal amount of debt outstanding and was in compliance with the financial covenants under its debt agreements. The Company expects to be in compliance with such financial covenants for at least 12 months following the issuance of these unaudited condensed consolidated financial statements. See Note 11 for further information on the Company’s debt obligations.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s unaudited condensed consolidated financial statements and accompanying notes. Significant estimates inherent in the preparation of the accompanying unaudited condensed consolidated financial statements include estimates of fair value of acquired assets and liabilities through business combinations, fair value of contingent liabilities related to earnout payments, deferred income tax valuation allowances, amounts associated with the Company’s tax receivable agreement with Rook and certain affiliates of Searchlight Capital Partners (together, the “Continuing Equity Owners”), fair value of debt instruments, allowance for doubtful accounts, income taxes, investments in securities and noncontrolling interests. Estimates are based on past experience and other considerations reasonable under the circumstances. Actual results may differ from these estimates.
Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2 to Shift4 Payments, Inc.’s consolidated financial statements as of and for the year ended December 31, 2022 in the 2022 Form 10-K. There have been no significant changes to these policies which have had a material impact on the Company’s unaudited condensed consolidated financial statements and related notes during the three months ended March 31, 2023, except for the below.
Cash and Cash Equivalents and Restricted Cash
Highly liquid investments with maturities of three months or less at the date of purchase are considered to be cash equivalents and are stated at cost, which approximates fair value. The Company’s cash equivalents consist of highly liquid investments in money market funds, which amounted to $672.2 million and $652.8 million as of March 31, 2023 and December 31, 2022, respectively.

The Company classifies as restricted certain cash that is not available for use in its operations. Prior to December 2022, the Company had funds deposited in a sponsor bank merchant settlement account (“Settlement Funds”) to facilitate gross card transaction deposits for those customers the Company bills on a monthly, versus a daily basis. This amount fluctuates based upon end-to-end payment volumes and timing of billing cycles. The funds deposited at the sponsor bank were included within “Accounts receivable, net” prior to December 2022. In December 2022 and March 2023, pursuant to amendments to its agreement, the Company received in cash its Settlement Funds of $74.0 million, which was restricted as to withdrawal by the sponsor bank. In January 2023 and April 2023, the Company, as required by the amendments, deposited $74.0 million to its sponsor bank merchant settlement account. See Note 24 for more information on the April 2023 amendment to the sponsor bank agreement. As of both March 31, 2023 and December 31, 2022, Restricted cash was $74.0 million, representing the Company’s Settlement Funds.
The Company maintains its cash with what are widely considered to be high credit quality financial institutions. The total cash balances insured by the Federal Deposit Insurance Corporation are up to $250 thousand per bank.
Recent Accounting Pronouncements
Accounting Pronouncements Not Yet Adopted
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform, which provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, subject to certain criteria, that reference the London Interbank Offered Rate (“LIBOR”), or another reference rate that is expected to be discontinued. ASU 2020-04 was subsequently amended by ASU 2022-06, Reference Rate Reform, which extends the date through which entities can elect these optional expedients and exceptions. Companies may elect to apply these amendments as of March 12, 2020 through December 31, 2024. The Company is currently evaluating whether it will elect the optional expedients, as well as evaluating the impact of ASU 2020-04 on the Company’s unaudited condensed consolidated financial statements.
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

Online Payments Group
On September 29, 2022, the Company completed the acquisition of Online Payments Group AG (“Online Payments Group”) by acquiring 100% of its common stock for $125.9 million of estimated total purchase consideration, net of cash acquired. Online Payments Group is a European payment service provider with a world-class developer portal and checkout experience that management believes will accelerate the Company’s global eCommerce growth. Total purchase consideration was as follows:

Cash	$74.1
Shares of Class A common stock (a)	38.6
Contingent consideration (b)	22.0
Shareholder loans transfer	2.5
Total purchase consideration	137.2
Less: cash acquired	(11.3)
Total purchase consideration, net of cash acquired	$125.9

(a) Total purchase consideration includes 971,371 shares of common stock.
(b) The Company agreed to an earnout due to the former shareholders of Online Payments Group, not to exceed $60.0 million. $30.0 million of the earnout is payable in September 2023 if key customers of Online Payments Group contribute a specified amount of revenue from September 29, 2022 to September 28, 2023 and the remaining $30.0 million of the earnout is payable in September 2024 if key customers contribute a specified amount of revenue from September 29, 2022 to September 28, 2024. Each portion of the earnout will be paid 50% in shares of the Company’s Class A common stock and 50% in cash. The fair value of the earnout was included in the initial purchase consideration and will be revalued and recorded quarterly until the end of the earnout period as a fair value adjustment within “Revaluation of contingent liabilities” in the Company’s unaudited Condensed Consolidated Statements of Operations. As of March 31, 2023, the fair value of the earnout was $40.2 million, of which $28.0 million is recognized in “Accrued expenses and other current liabilities” and $12.2 million is recognized in “Other noncurrent liabilities” on the Company’s unaudited Condensed Consolidated Balance Sheets.

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

(a) Amount is eliminated in consolidation and therefore has no impact to the Company’s unaudited Condensed Consolidated Balance Sheets.
(b) Goodwill is not deductible for tax purposes.
(c) Included within “Other noncurrent assets” in the Company’s unaudited Condensed Consolidated Balance Sheets.
(d) Included within “Other noncurrent liabilities” in the Company’s unaudited Condensed Consolidated Balance Sheets.

Upon acquisition, the Company assessed the probability Online Payments Group would be required to pay certain tax liabilities and recorded to “Other noncurrent liabilities” on the Company’s unaudited Condensed Consolidated Balance Sheets $6.7 million for income taxes related to unrecognized tax benefits determined in accordance with the provisions of ASC 740, “Accounting for income taxes” and $1.8 million for non-income taxes determined in accordance with the provisions of ASC 450, “Contingencies.” Online Payments Group has agreed to indemnify the Company for tax liabilities related to periods prior to the acquisition and an indemnification asset was established for $7.5 million in the purchase price allocation, which is recorded to “Other noncurrent assets” on the Company’s unaudited Condensed Consolidated Balance Sheets.
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
Restaurant Technology Partners
During the year ended December 31, 2022, the Company completed the acquisitions of Pinnacle Hospitality Systems LLC (“Pinnacle”), FPOS Group, Inc. (“FPOS”), Retail Control Solutions, Inc. (“RCS”), and three other restaurant technology partners in separate transactions for $80.3 million of total purchase consideration, net of cash acquired. In addition, on January 20, 2023, the Company completed the acquisition of one restaurant technology partner for $1.5 million, net of cash acquired. The Company acquired 100% of each entity’s ownership interests. These acquisitions enable the boarding of the restaurant technology partners’ customers on the Company’s end-to-end acquiring solution and empower the Company’s distribution partners to sign the restaurant technology partners’ customer accounts and leverage the combined expertise to handle all aspects of installation, service, and support. Total purchase consideration was as follows:

Cash	$65.1
Shares of Class A common stock (a)	20.7
Contingent consideration (b)(c)	2.5
Settlement of preexisting relationship	(2.5)
Total purchase consideration	85.8
Less: cash acquired	(4.0)
Total purchase consideration, net of cash acquired	$81.8

(a) Total purchase consideration includes 598,759 shares of common stock.
(b) The Company agreed to earnouts due to certain former shareholders of the restaurant technology partners acquired in 2022, calculated as a multiple of the number of each partners’ merchants that are converted to the Company’s end-to-end payments platform during the 18 months following each respective acquisition date, not to exceed $4.0 million in total. The earnouts are expected to be paid in a combination of cash and shares of the Company’s Class A common stock. The fair value of the earnouts was included in the initial purchase consideration and will be revalued and recorded quarterly until the end of the earnout period as a fair value adjustment within “Revaluation of contingent liabilities” in the Company’s unaudited Condensed Consolidated Statements of Operations. As of March 31, 2023, the fair value of the earnouts was $1.8 million, of which $0.5 million is recognized in “Accrued expenses and other current liabilities” and $1.3 million is recognized in “Other noncurrent liabilities” on the Company’s unaudited Condensed Consolidated Balance Sheets.

(c) The Company agreed to an earnout due to certain former shareholders of the restaurant technology partner acquired in 2023, calculated as a multiple of the number of the restaurant technology partner’s merchants that are converted to the Company’s end-to-end payments platform during the 24 months following September 1, 2022, not to exceed $2.5 million in total. The earnout is expected to be paid in cash. The fair value of the earnout was included in the initial purchase consideration and will be revalued and recorded quarterly until the end of the earnout period as a fair value adjustment within “Revaluation of contingent liabilities” in the Company’s unaudited Condensed Consolidated Statements of Operations. As of March 31, 2023, the fair value of the earnout was $0.3 million, which is recognized in “Other noncurrent liabilities” on the Company’s unaudited Condensed Consolidated Balance Sheets.

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

Accounts receivable	$1.2
Inventory	1.2
Prepaid expenses and other current assets	0.3
Goodwill (a)	54.3
Residual commission buyouts	12.7
Other intangible assets	20.8
Property, plant and equipment	0.2
Right-of-use assets	1.3
Accounts payable	(2.7)
Accrued expenses and other current liabilities	(0.8)
Deferred revenue	(1.9)
Current lease liabilities	(0.5)
Deferred tax liability	(3.5)
Noncurrent lease liabilities	(0.8)
Net assets acquired	$81.8

(a) $27.7 million of goodwill is deductible for tax purposes and $26.6 million of goodwill is not deductible for tax purposes.
The fair values of intangible assets were estimated using inputs classified as Level 3 under the income approach using the multi-period excess earnings method (customer relationships). Four of the transactions were taxable for income tax purposes and three of the transactions were not taxable for income tax purposes. The weighted average lives of customer relationships range from 6 years to 14 years. The weighted average lives of residual commission buyouts range from 5 years to 9 years. The goodwill arising from the acquisitions largely consisted of revenue synergies associated with a larger total addressable market and the ability to cross-sell existing and new customers.
The acquisitions of the restaurant technology partners did not have a material impact on the Company’s unaudited condensed consolidated financial statements. Accordingly, revenue and expenses related to the acquisition and pro forma financial information have not been presented.

The Giving Block
On February 28, 2022, the Company completed the acquisition of The Giving Block by acquiring 100% of its common stock for $106.9 million of total purchase consideration, net of cash acquired. The Giving Block is a cryptocurrency donation marketplace that the Company expects to accelerate its growth in the non-profit sector with significant cross-sell potential. Total purchase consideration was as follows:

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

(c) The Company agreed to an earnout due to the former shareholders of The Giving Block, calculated as a multiple of revenue earned by The Giving Block from March 1, 2022 to February 28, 2023, not to exceed $246.0 million. Approximately 75% of the earnout was comprised of a combination of RSUs and shares of the Company’s Class A common stock and approximately 25% of the earnout was comprised of cash. The cash portion of the earnout, valued at $2.9 million as of March 31, 2023, is included within “Accounts payable” on the Company’s unaudited Condensed Consolidated Balance Sheets. The stock portion of the earnout, valued at $7.3 million as of March 31, 2023, is included within “Additional paid-in-capital” on the Company’s unaudited Condensed Consolidated Balance Sheets. The fair value of the earnout was included in the initial purchase consideration and was revalued quarterly through the end of the earnout period as a fair value adjustment within “Revaluation of contingent liabilities” in the Company’s unaudited Condensed Consolidated Statements of Operations.

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
Disaggregated Revenue
Based on similar operational characteristics, the Company’s revenue from contracts with customers is disaggregated as follows:

	Three Months Ended March 31,
	2023	2022
Payments-based revenue	$511.0	$371.5
Subscription and other revenues	36.0	30.4
Total	$547.0	$401.9
Based on similar economic characteristics, the Company’s revenue from contracts with customers is disaggregated as follows:

	Three Months Ended March 31,
	2023	2022
Over-time revenue	$538.2	$392.0
Point-in-time revenue	8.8	9.9
Total	$547.0	$401.9
Contract Liabilities
The Company charges merchants for various post-contract license support/service fees and annual regulatory compliance fees. These fees typically relate to a period of one year. The Company recognizes the revenue on a straight-line basis over its respective period. As of March 31, 2023 and December 31, 2022, the Company had deferred revenue of $23.3 million and $19.1 million, respectively. The change in the contract liabilities was primarily the result of a timing difference between payment from the customer and the Company’s satisfaction of each performance obligation.
The following reflects the amounts the Company recognized as annual service fees and regulatory compliance fees within “Gross revenue” in the Company’s unaudited Condensed Consolidated Statements of Operations and the amount of such fees that were included in deferred revenue at the beginning of each respective period:

	Three Months Ended March 31,
	2023	2022
Annual service fees and regulatory compliance fees	$10.8	$9.6
Amount of these fees included in deferred revenue at beginning of period	6.4	4.9
Allowance for Doubtful Accounts
The change in the Company’s allowance for doubtful accounts was as follows:

	Three Months Ended March 31,
	2023	2022
Beginning balance	$18.1	$8.0
Additions to expense	3.2	3.0
Write-offs, net of recoveries and other adjustments	(1.1)	(1.5)
Ending balance	$20.2	$9.5

4.Goodwill
The changes in the carrying amount of goodwill were as follows:

Balance at December 31, 2022	$735.0
Restaurant technology partner acquisition (Note 2)	1.1
Purchase price adjustments related to prior period acquisitions	(0.2)
Effect of foreign currency translation	1.1
Balance at March 31, 2023	$737.0
5.Depreciation and Amortization
Amounts charged to expense in the Company’s unaudited Condensed Consolidated Statements of Operations for depreciation and amortization were as follows:

	Amortization			Depreciation
	Residual Commission Buyouts (Note 6)	Other Intangible Assets (Note 7)	Capitalized Customer Acquisition Costs (Note 8)	Equipment Under Lease (Note 9)	Property, Plant and Equipment (Note 10)	Total
Three Months Ended March 31, 2023
Depreciation and amortization expense	$21.6	$5.2	$—	$7.2	$1.3	$35.3
Cost of sales	—	8.3	3.8	—	0.2	12.3
Total depreciation and amortization (a)	$21.6	$13.5	$3.8	$7.2	$1.5	$47.6

Three Months Ended March 31, 2022
Depreciation and amortization expense	$1.9	$7.4	$—	$7.0	$1.0	$17.3
Cost of sales	—	5.4	6.1	—	0.3	11.8
Total depreciation and amortization (b)	$1.9	$12.8	$6.1	$7.0	$1.3	$29.1
(a)    Total amortization of $38.9 million consisted of amortization of acquired intangibles of $30.0 million and amortization of non-acquired intangibles of $8.9 million.
(b)    Total amortization of $20.8 million consisted of amortization of acquired intangibles of $12.5 million and amortization of non-acquired intangibles of $8.3 million.
As of March 31, 2023, the estimated amortization expense for each of the five succeeding years and thereafter is as follows:

	Residual Commission Buyouts	Other Intangible Assets	Capitalized Customer Acquisition Costs	Total Amortization
2023 (remaining nine months)	$63.0	$47.0	$11.5	$121.5
2024	83.8	59.5	14.0	157.3
2025	81.9	51.1	10.0	143.0
2026	48.3	30.3	3.9	82.5
2027	1.6	22.6	0.2	24.4
Thereafter	4.4	95.5	—	99.9
Total	$283.0	$306.0	$39.6	$628.6

6.Residual Commission Buyouts
Residual commission buyouts, net consisted of the following:

	Weighted Average Amortization Period (in years)	March 31, 2023
		Carrying Value	Accumulated Amortization	Net Carrying Value
Residual commission buyouts from asset acquisitions	4	$334.6	$(63.3)	$271.3
Residual commission buyouts from business combinations	8	12.7	(1.0)	11.7
Total residual commission buyouts		$347.3	$(64.3)	$283.0

	Weighted Average Amortization Period (in years)	December 31, 2022
		Carrying Value	Accumulated Amortization	Net Carrying Value
Residual commission buyouts from asset acquisitions	4	$334.5	$(42.6)	$291.9
Residual commission buyouts from business combinations	8	12.6	(0.6)	12.0
Total residual commission buyouts		$347.1	$(43.2)	$303.9
Residual commission buyouts represent transactions with certain third-party distribution partners, pursuant to which the Company acquires their ongoing merchant relationships that subscribe to the Company’s end-to-end payments platform. During the year ended December 31, 2022, the Company executed $305.4 million of residual commission buyouts under the Company’s strategic buyout program in support of the Company’s initiative to insource its sales distribution network.
Contingent consideration included in Residual commission buyouts, net as of March 31, 2023 and December 31, 2022 was $14.2 million, of which $8.3 million was related to residual commission buyouts executed under the strategic buyout program which was estimated based on projected attrition rates and other financial metrics within the respective merchant portfolios over the earnout periods. As of March 31, 2023 and December 31, 2022, the maximum contingent consideration for residual buyout commissions executed under the Company’s strategic buyout program was $23.0 million.
7.Other Intangible Assets, Net
Other intangible assets, net consisted of the following:

	Weighted Average Amortization Period (in years)	March 31, 2023
		Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	12	$198.4	$(41.0)	$157.4
Acquired technology	9	123.3	(67.4)	55.9
Trademarks and trade names	13	27.2	(4.4)	22.8
Capitalized software development costs	3	90.4	(20.5)	69.9
Total other intangible assets, net		$439.3	$(133.3)	$306.0

	Weighted Average Amortization Period (in years)	December 31, 2022
		Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	12	$196.3	$(36.4)	$159.9
Acquired technology	10	123.1	(64.1)	59.0
Trademarks and trade names	13	27.2	(3.8)	23.4
Capitalized software development costs	3	80.3	(15.8)	64.5
Total other intangible assets, net		$426.9	$(120.1)	$306.8

8.Capitalized Customer Acquisition Costs, Net
Capitalized customer acquisition costs, net were $39.6 million and $36.1 million at March 31, 2023 and December 31, 2022, respectively. These amounts consist of upfront processing bonuses with a gross carrying value of $78.6 million and $72.3 million less accumulated amortization of $39.0 million and $36.2 million at March 31, 2023 and December 31, 2022, respectively.
Capitalized customer acquisition costs had a weighted average amortization period of four years at both March 31, 2023 and December 31, 2022.

9.Equipment for Lease, Net
Equipment for lease, net consisted of the following:

	Weighted Average Depreciation Period (in years)	March 31, 2023
		Carrying Value	Accumulated Depreciation	Net Carrying Value
Equipment under lease	4	$124.0	$(47.1)	$76.9
Equipment held for lease (a)	N/A	12.7	—	12.7
Total equipment for lease		$136.7	$(47.1)	$89.6

	Weighted Average Depreciation Period (in years)	December 31, 2022
		Carrying Value	Accumulated Depreciation	Net Carrying Value
Equipment under lease	4	$107.7	$(40.3)	$67.4
Equipment held for lease (a)	N/A	13.3	—	13.3
Total equipment for lease, net		$121.0	$(40.3)	$80.7

(a) Represents equipment that was not yet initially deployed to a merchant and, accordingly, is not being depreciated.
10.Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	March 31, 2023	December 31, 2022
Equipment	$17.5	$17.0
Capitalized software	3.8	3.8
Leasehold improvements	12.8	10.4
Furniture and fixtures	1.1	1.3
Vehicles	0.5	0.5
Total property, plant and equipment, gross	35.7	33.0
Less: Accumulated depreciation	(12.0)	(10.7)
Total property, plant and equipment, net	$23.7	$22.3

11.Debt
The Company’s outstanding debt consisted of the following:

	Maturity	Effective Interest Rate	March 31, 2023	December 31, 2022
Convertible Notes due 2025 (2025 Convertible Notes)	December 15, 2025	0.49%	$690.0	$690.0
Convertible Notes due 2027 (2027 Convertible Notes)	August 1, 2027	0.90%	632.5	632.5
Senior Notes due 2026 (2026 Senior Notes)	November 1, 2026	5.13%	450.0	450.0
Total borrowings			1,772.5	1,772.5
Less: Unamortized capitalized financing fees			(28.5)	(30.6)
Total long-term debt			$1,744.0	$1,741.9
Amortization of capitalized financing fees is included within “Interest expense” in the Company’s unaudited Condensed Consolidated Statements of Operations. Amortization expense for capitalized financing fees was $2.1 million and $1.9 million for the three months ended March 31, 2023 and 2022, respectively.
Future principal payments
As of March 31, 2023, future principal payments associated with the Company’s long-term debt were as follows:

2025	$690.0
2026	450.0
2027	632.5
Total	$1,772.5
Convertible Notes due 2025
The net carrying amount of the Convertible Senior Notes due 2025 (“2025 Convertible Notes”) was as follows:

	March 31, 2023	December 31, 2022
Principal outstanding	$690.0	$690.0
Unamortized debt issuance costs	(8.9)	(9.7)
Net carrying value	$681.1	$680.3
Senior Notes due 2026
The net carrying amount of the 4.625% Senior Notes due 2026 (“2026 Senior Notes”) was as follows:

	March 31, 2023	December 31, 2022
Principal outstanding	$450.0	$450.0
Unamortized debt issuance costs	(8.0)	(8.6)
Net carrying value	$442.0	$441.4
Convertible Notes due 2027
The net carrying amount of the 0.50% Convertible Senior Notes due 2027 (“2027 Convertible Notes”) was as follows:

	March 31, 2023	December 31, 2022
Principal outstanding	$632.5	$632.5
Unamortized debt issuance costs	(10.9)	(11.5)
Net carrying value	$621.6	$621.0

Revolving Credit Facility
Borrowing capacity on the Company’s Revolving Credit Facility was $100.0 million as of March 31, 2023.
Restrictions and Covenants
The 2025 Convertible Notes, 2026 Senior Notes, 2027 Convertible Notes (collectively, the “Notes”) and Revolving Credit Facility include certain restrictions on the ability of Shift4 Payments, LLC to make loans, advances, or pay dividends to Shift4 Payments, Inc.
At March 31, 2023 and December 31, 2022, the Company was in compliance with all financial covenants.
Other than as provided above, there are no significant changes to the information disclosed in the 2022 Form 10-K.
12.Other Consolidated Balance Sheet Components
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following:

	March 31, 2023	December 31, 2022
Prepaid insurance	$2.4	$3.2
Taxes receivable	1.4	1.8
Crypto settlement assets	3.2	1.8
Other prepaid expenses (a)	8.7	7.3
Other current assets (b)	1.8	1.3
Total prepaid expenses and other current assets	$17.5	$15.4

(a) Includes prepayments related to information technology, rent, tradeshows and conferences.
(b) Includes $0.1 million of contract assets as of March 31, 2023 and December 31, 2022. There was no allowance for contract assets as of March 31, 2023 and December 31, 2022.
Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2023	December 31, 2022
Contingent liability earnouts for acquisitions (a)	$28.5	$34.9
Contingent liability earnouts for residual commission buyouts	9.8	10.0
Residuals payable	9.4	8.9
Accrued interest	9.3	4.9
Accrued payroll	13.0	10.0
Taxes payable	5.3	4.4
Crypto settlement liabilities	3.2	1.8
Other current liabilities	4.0	5.1
Total accrued expenses and other current liabilities	$82.5	$80.0

(a) As of March 31, 2023, primarily represents the fair value of the contingent liability earnout for Online Payments Group. As of December 31, 2022, primarily represents the fair value of the contingent liability earnouts for The Giving Block and Online Payments Group. See Note 2 for more information.

Other noncurrent assets
Other noncurrent assets consisted of the following:

	March 31, 2023	December 31, 2022
Indemnification asset (Note 2)	$7.5	$7.5
Prepaid expenses and other noncurrent assets	2.5	3.0
Contract assets (a)	0.4	0.4
Total other noncurrent assets	$10.4	$10.9

(a) There was no allowance for contract assets as of March 31, 2023 and December 31, 2022.

Other noncurrent liabilities
Other noncurrent liabilities consisted of the following:

	March 31, 2023	December 31, 2022
Contingent liability earnouts for acquisitions (a)	$13.8	$10.3
Taxes payable (b)	10.0	9.9
Deferred revenue	2.3	2.8
TRA liability (Note 14)	2.2	1.7
Other noncurrent liabilities	1.2	1.8
Total other noncurrent liabilities	$29.5	$26.5

(a) Primarily represents the fair value of the contingent liability earnout for Online Payments Group. See Note 2 for more information.
(b) Includes uncertain tax positions of $8.1 million and $8.0 million as of March 31, 2023 and December 31, 2022, respectively. See Note 14 for more information.
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

In conjunction with the acquisition of Online Payments Group on September 29, 2022, the Company entered into a contingent consideration agreement that requires the Company to pay up to $60.0 million if key customers of Online Payments Group contribute a certain amount of revenue for the twelve months ending September 28, 2023 and the twenty-four months ending September 28, 2024. The fair value of the contingent consideration was estimated using a Monte-Carlo simulation model, which included significant unobservable Level 3 inputs, such as projected revenues over the earnout period along with estimates for revenue volatility of 53.6% and 54.4% as of March 31, 2023 and December 31, 2022, respectively, and the discount rate of 7.6% and 7.2% as of March 31, 2023 and December 31, 2022, respectively. See Note 2 for more information on the terms of the earnout agreement. The Company recognized fair value adjustments to the contingent liability for Online Payments Group of $7.0 million for the three months ended March 31, 2023, primarily due to an increase in projected revenues over the earnout period. The fair value adjustments are recognized in “Revaluation of contingent liabilities” on the Company’s unaudited Condensed Consolidated Statements of Operations. The estimated fair value of the contingent consideration was $40.2 million as of March 31, 2023, of which $28.0 million is recognized in “Accrued expenses and other current liabilities” and $12.2 million is recognized in “Other noncurrent liabilities” on the Company’s unaudited Condensed Consolidated Balance Sheets.
In conjunction with the acquisition of The Giving Block on February 28, 2022, the Company entered into a contingent consideration agreement that required the Company to pay up to $246.0 million if certain revenue thresholds of the acquired business were achieved for the twelve months ending February 28, 2023. Prior to the final measurement date, the fair value of the contingent consideration was estimated using a Monte-Carlo simulation model, which included significant unobservable Level 3 inputs, such as projected revenues over the earnout period, estimates for revenue volatility, and the discount rate. See Note 2 for more information on the terms of the earnout agreement. The earnout, valued at $10.2 million as of March 31, 2023, reflects the final measurement of the earnout payment. The Company recognized a fair value adjustment to the contingent liability for The Giving Block of $(0.5) million for the three months ended March 31, 2023 due to the final measurement of the earnout payment. The fair value adjustment is recognized in “Revaluation of contingent liabilities” on the Company’s unaudited Condensed Consolidated Statements of Operations.
In conjunction with the acquisitions of certain restaurant technology partners in 2022 and 2023, the Company entered into contingent consideration agreements that require the Company to pay up to an aggregate of $6.5 million. The fair values of the contingent consideration were estimated using Monte-Carlo simulation models, which included significant unobservable Level 3 inputs, such as projected performance over the earnout periods and discount rates ranging from 6.5% to 7.3% as of March 31, 2023 and from 5.1% to 6.7% as of December 31, 2022. See Note 2 for more information on the terms of the earnout agreements. The Company recognized fair value adjustments to the contingent liability for the restaurant technology partners of $0.5 million for the three months ended March 31, 2023, primarily due to an increase in expected performance over the earnout period. The estimated fair value of the contingent consideration is $2.1 million as of March 31, 2023, of which $0.5 million is recognized in “Accrued expenses and other current liabilities” and $1.6 million is recognized in “Other noncurrent liabilities” on the Company’s unaudited Condensed Consolidated Balance Sheets.
In conjunction with residual commission buyouts executed in conjunction with asset acquisitions, the Company entered into contingent consideration agreements that require the Company to pay up to an aggregate of $24.5 million. The fair values of the contingent consideration were estimated based on projected attrition rates and other financial metrics within the respective merchant portfolios over the earnout periods. The estimated fair value of the contingent consideration related to residual commission buyouts of $9.8 million as of March 31, 2023 is recognized in “Accrued expenses and other current liabilities” on the Company’s Consolidated Balance Sheets.
The table below provides a reconciliation of the beginning and ending balances for the Level 3 contingent liabilities:

	Three Months Ended March 31, 2023
	Contingent Liabilities for Acquisitions	Contingent Liabilities for Residual Commission Buyouts	Total Contingent Liabilities
Balance at beginning of period	$45.2	$10.0	$55.2
Contingent consideration for acquisitions	0.3	—	0.3
Contingent liabilities that achieved earnout	(10.2)	(0.2)	(10.4)
Fair value adjustments	7.0	—	7.0
Balance at end of period	$42.3	$9.8	$52.1
Fair value adjustments for contingent liabilities are recorded within “Revaluation of contingent liabilities” in the Company’s unaudited Condensed Consolidated Statements of Operations. There were no transfers into or out of Level 3 during the three months ended March 31, 2023.

The estimated fair value of the Company’s outstanding debt using quoted prices from over-the-counter markets, considered Level 2 inputs, was as follows:

	March 31, 2023		December 31, 2022
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
2025 Convertible Notes	$681.1	$790.7	$680.3	$686.9
2027 Convertible Notes	621.6	601.1	621.0	533.7
2026 Senior Notes	442.0	427.2	441.4	423.0
Total	$1,744.7	$1,819.0	$1,742.7	$1,643.6

(a) Carrying value excludes unamortized debt issuance costs related to the Revolving Credit Facility of $0.7 million and $0.8 million as of March 31, 2023 and December 31, 2022, respectively.
The estimated fair value of the Company’s investments in securities was $56.0 million and $47.1 million as of March 31, 2023 and December 31, 2022, respectively. These non-marketable equity investments have no readily determinable fair values and are measured using the measurement alternative, which is defined as cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. Adjustments for these investments, if any, are recorded in “Unrealized gain on investments in securities” on the Company’s unaudited Condensed Consolidated Statements of Operations. The Company recognized fair value adjustments to its investments in securities of $8.9 million for the three months ended March 31, 2023, the entire amount of which related to securities still held as of March 31, 2023, based on secondary offerings of identical securities by the respective companies in 2023. The Company has recognized cumulative fair value adjustments to its investments in securities of $24.0 million.
The estimated fair value of the Company’s crypto settlement assets and crypto settlement liabilities was $3.2 million and $1.8 million as of March 31, 2023 and December 31, 2022, respectively. There are no active markets for the Company’s crypto settlement liabilities and the corresponding crypto settlement assets. Accordingly, the Company has valued the assets and liabilities using quoted prices from active cryptocurrency exchanges for the underlying crypto assets, considered Level 2 inputs.
Other financial instruments not measured at fair value on the Company’s unaudited Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022 include cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, other noncurrent assets, accounts payable, accrued expenses and other current liabilities, and other noncurrent liabilities, as their estimated fair values reasonably approximate their carrying value as reported on the Company’s unaudited Condensed Consolidated Balance Sheets.
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
The Company has assessed the realizability of the net deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has recorded a full valuation allowance against the deferred tax assets at Shift4 Payments, Inc. as of March 31, 2023, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.
The Company’s effective tax rate was (21.4)% and (32.0)% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate for the three months ended March 31, 2023 was different than the U.S. federal statutory income tax rate of 21% primarily due to the income allocated to the noncontrolling interest, the full valuation allowances on Shift4 Payments, Inc. and certain corporate subsidiaries in the U.S., and a $4.8 million tax benefit related to the valuation allowance release due to a legal entity restructuring. The effective tax rate for the three months ended March 31, 2022 was different than the U.S. federal statutory income tax rate of 21% primarily due to the loss allocated to the noncontrolling interest, the full valuation allowance on Shift4 Payments, Inc. and certain corporate subsidiaries in the U.S., and a $6.4 million income tax benefit related to the valuation allowance release due to acquired deferred tax liabilities from The Giving Block.

Uncertain Tax Positions
The effects of uncertain tax positions are recognized in the condensed consolidated financial statements if these positions meet a “more-likely-than-not” threshold. For those uncertain tax positions that are recognized in the condensed consolidated financial statements, liabilities are established to reflect the portion of those positions it cannot conclude “more-likely-than-not” to be realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits within “Income tax (provision) benefit” in the Company’s unaudited Condensed Consolidated Statements of Operations. Accrued interest and penalties, if any, are included within “Deferred tax liability” in the Company’s Condensed Consolidated Balance Sheets. As of March 31, 2023 and December 31, 2022, $8.1 million and $8.0 million, respectively, of uncertain tax positions were recognized within “Other noncurrent liabilities” in the Company’s unaudited Condensed Consolidated Balance Sheets, which were recognized in conjunction with acquisitions.
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
As of March 31, 2023 and December 31, 2022, the Company recognized a TRA liability of $2.2 million and $1.7 million, respectively, after concluding it was probable that, based on estimates of future taxable income, the Company will realize tax benefits associated with the TRA. The liability is recognized in “Other noncurrent liabilities” on the Company’s unaudited Condensed Consolidated Balance Sheets. As of March 31, 2023, the Company has not recognized the remaining $291.6 million liability under the TRA after concluding it was not probable that the Company will be able to realize the remaining tax benefits based on estimates of future taxable income. No payments were made to the Continuing Equity Owners pursuant to the TRA during the three months ended March 31, 2023 and 2022. The estimation of liability under the tax receivable agreement is by its nature imprecise and subject to significant assumptions regarding the amount, character, and timing of the taxable income of Shift4 Payments, Inc. in the future. If the valuation allowance recorded against the deferred tax assets applicable to the tax attributes referenced above is released in a future period, the remaining TRA liability may be considered probable at that time and recorded within earnings.
If Rook were to exchange any of its LLC Interests subsequent to March 31, 2023, such exchanges could generate additional deferred tax assets and TRA liability. As of December 31, 2022, the estimated impact of the exchange of all of Rook’s LLC Interests was an additional deferred tax asset of approximately $457.3 million and a TRA liability of approximately $388.7 million. The actual amounts as of March 31, 2023 could differ materially from those disclosed as of December 31, 2022 as they are impacted by the timing of the exchanges, the valuation of corporate subsidiaries, the price of the Company’s shares of Class A common stock at the time of the exchange, and the tax rates then in effect.
15.Lease Agreements
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
Total lease income for the three months ended March 31, 2023 and 2022 was $5.3 million and $4.3 million, respectively. Variable lease income was not material for the three months ended March 31, 2023 or 2022.

The Company expects to receive future minimum lease payments for hardware provided under the Company’s SaaS agreements of $11.8 million from April 1, 2023 through March 31, 2024. See Note 3 and Note 9 for more information on the accounting for these operating leases.
16.Related Party Transactions
The Company has a service agreement with Jared Isaacman, the Company’s Chief Executive Officer and founder (“Founder”), including access to aircrafts and a property. Total expense for this service, which is included in “General and administrative expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations, was $0.2 million for the three months ended both March 31, 2023 and 2022. There were no amounts outstanding at March 31, 2023 or December 31, 2022. In addition, during the three months ended March 31, 2023, the Company made $1.4 million of distributions related to income taxes paid on behalf of Rook, which are included in “Distributions to noncontrolling interests” in the Company’s unaudited Condensed Consolidated Statements of Cash Flows.
In November 2021, the Company implemented a one-time discretionary equity award program for non-management employees. The Founder agreed to fund 50% of this program through a contribution of shares of his Class C common stock. As of March 31, 2023, the expected contribution from the Founder totaled 767,748 shares of his Class C common stock. The one-time discretionary equity award program will vest in three equal installments annually beginning in the third year. Vesting of the awards is subject to the continued employment of non-management employees.
Rook has entered into margin loan agreements, pursuant to which, in addition to other collateral, it has pledged LLC Interests and shares of the Company’s Class A and Class B common stock (collectively, “Rook Units”) to secure a margin loan. If Rook were to default on its obligations under the margin loan and fail to cure such default, the lender would have the right to exchange and sell up to 15,000,000 Rook units to satisfy Rook’s obligation.
In March 2021, the Founder, through a wholly-owned special purpose vehicle (“SPV”), entered into a variable prepaid forward contract (“VPF Contract”) with an unaffiliated dealer (“Dealer”), covering approximately 2.0 million shares of the Company’s Class A common stock. The VPF Contract settles on specified dates in February, March and April 2023, at which time the actual number of shares of the Company’s Class A common stock to be delivered by the SPV will be determined based on the price of the Company’s Class A common stock on such dates relative to the forward floor price of $73.19 per share and the forward cap price of $137.24 per share, with the aggregate number not to exceed approximately 2.0 million shares, which is the number of shares of the Company’s Class B common stock and LLC units pledged by Rook to secure its obligations under the contract. Subject to certain conditions, the SPV can also elect to settle the VPF Contract in cash and thereby retain full ownership of the pledged shares and units. During the three months ended March 31, 2023, 1,666,665 shares of the Company’s Class B common stock owned by the SPV were effectively converted to Class A common stock and delivered to the SPV through the VPF Contract.
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
18.Stockholders’ Equity
Stock Repurchases
In 2021 and 2022, the Company’s Board of Directors (the “Board”) authorized three sequential stock repurchase programs (the “Programs”), pursuant to which the Company was authorized to repurchase up to an aggregate of $250.0 million of shares of its Class A common stock through December 31, 2022. Repurchases under the Programs were able to be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and corporate needs. Open market repurchases were structured to occur within the pricing and volume requirements of Rule 10b-18. The third of these Programs expired on December 31, 2022.
During the three months ended March 31, 2022, the Company repurchased 301,510 shares of Class A common stock under the Programs for $17.2 million, including commissions paid, at an average price paid of $56.78 per share.
Repurchased shares of common stock that have not been retired are recorded as “Treasury stock” on the Company’s unaudited Condensed Consolidated Balance Sheets. Upon retirement, the Company allocates the value of treasury stock between Additional paid-in capital and Retained earnings. There were no shares of treasury stock outstanding as of March 31, 2023 or December 31, 2022.
19.Noncontrolling Interests
Shift4 Payments, Inc. is the sole managing member of Shift4 Payments, LLC, and consolidates the financial results of Shift4 Payments, LLC. The noncontrolling interests balance represents the economic interest in Shift4 Payments, LLC held by Rook. The following table summarizes the ownership of LLC Interests in Shift4 Payments, LLC:

	March 31, 2023		December 31, 2022
	LLC Interests	Ownership %	LLC Interests	Ownership %
Shift4 Payments, Inc.	59,024,237	71.0%	57,121,314	68.9%
Rook	24,162,351	29.0%	25,829,016	31.1%
Total	83,186,588	100.0%	82,950,330	100.0%
20.Equity-based Compensation
2020 Incentive Award Plan
The Company’s 2020 Incentive Award Plan, as amended and restated in June 2022 (the “Restated Equity Plan”), provides for the grant of stock options, restricted stock dividend equivalents, stock payments, restricted stock units (“RSUs”), performance restricted stock units (“PRSUs”), stock appreciation rights, and other stock or cash awards. The number of shares available for issuance is subject to an annual increase on the first day of each year beginning in 2023 and ending in and including 2032, equal to the lesser of (1) 2% of the shares outstanding (on an as-converted basis, taking into account any and all securities convertible into, or exercisable, exchangeable or redeemable for, shares of Class A common stock (including LLC Interests of Shift4 Payments, LLC)) on the last day of the immediately preceding fiscal year and (2) such smaller number of shares as determined by the Board.
As of March 31, 2023, a maximum of 721,911 shares of the Company’s Class A common stock were available for issuance under the Restated Equity Plan.

RSUs and PRSUs
RSUs represent the right to receive shares of the Company’s Class A common stock at a specified date in the future.
The RSU activity for the three months ended March 31, 2023 was as follows:

	Three Months Ended March 31, 2023
	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2022	2,465,355	$47.57
Granted	1,245,155	64.30
Vested	(194,613)	60.59
Forfeited or cancelled	(129,176)	53.40
Unvested balance at March 31, 2023	3,386,721	$52.75
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
The Company recognized equity-based compensation expense of $20.9 million and $16.9 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the Company had $139.7 million of total unrecognized equity-based compensation expense related to outstanding RSUs and PRSUs, which is expected to be recognized over a weighted-average period of 3.27 years.

21.Basic and Diluted Net Income (Loss) per Share
Basic net income (loss) per share has been computed by dividing net income (loss) attributable to common shareholders by the weighted average number of shares of common stock outstanding for the same period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period in which the shares were outstanding. Diluted net income (loss) per share has been computed in a manner consistent with that of basic net income (loss) per share while giving effect to all shares of potentially dilutive common stock that were outstanding during the period. The following table presents the calculation of basic and diluted net income (loss) per share under the two-class method:

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$20.4	$(13.2)
Less: Net income (loss) attributable to noncontrolling interests	5.6	(5.7)
Net income (loss) attributable to Shift4 Payments, Inc.	14.8	(7.5)
Adjustment to net income (loss) attributable to common stockholders	—	—
Net income (loss) attributable to common stockholders	$14.8	$(7.5)

Numerator - allocation of net income (loss) attributable to common stockholders:
Net income (loss) allocated to Class A common stock - basic	$14.2	$(6.9)
Reallocation of net income attributable to common stockholders from assumed conversion of LLC interests and assumed vesting of RSUs	5.7	—
Net income (loss) allocated to Class A common stock - diluted	$19.9	$(6.9)

Net income (loss) allocated to Class C common stock - basic	$0.6	$(0.6)
Reallocation of net income attributable to common stockholders from assumed conversion of LLC interests	(0.1)	—
Net income (loss) allocated to Class C common stock - diluted	$0.5	$(0.6)

Denominator:
Weighted average shares of Class A common stock outstanding - basic	55,236,204	52,119,378
Effect of dilutive securities:
LLC Interests	25,533,462	—
RSUs	1,469,038	—
Weighted average shares of Class A common stock outstanding - diluted	82,238,704	52,119,378

Weighted average shares of Class C common stock outstanding - basic and diluted	2,241,648	4,573,372

Net income (loss) per share - Basic:
Class A common stock	$0.26	$(0.13)
Class C common stock	$0.26	$(0.13)
Net income (loss) per share - Diluted:
Class A Common Stock	$0.24	$(0.13)
Class C Common Stock	$0.24	$(0.13)
The following were excluded from the calculation of diluted net income (loss) per share as the effect would be anti-dilutive:

	Three Months Ended March 31,
	2023	2022
LLC Interests that convert into potential Class A common shares	—	26,272,654
RSUs and performance RSUs	6,908	2,656,675
Total	6,908	28,929,329

For the three months ended March 31, 2023, the Company has excluded from the calculation of diluted net income per share the effect of the following:
•the conversion of the 2025 Convertible Notes and 2027 Convertible Notes, as the last reported sales price of the Company’s Class A common stock was not greater than or equal to 130% of the conversion price for 20 trading days during a period of 30 consecutive trading days prior to March 31, 2023, per the terms of the agreement, and
•shares of the Company’s Class A common stock to be issued in connection with the earnouts due to the former shareholders of Online Payments Group and certain restaurant technology partners. See Note 2 for more information about shares to be issued in connection with earnouts.
For the three months ended March 31, 2022, the Company has excluded from the calculation of diluted net loss per share the effect of the following:
•the conversion of the 2025 Convertible Notes and 2027 Convertible Notes, as the last reported sales price of the Company’s Class A common stock was not greater than or equal to 130% of the conversion price for 20 trading days during a period of 30 consecutive trading days prior to March 31, 2022, per the terms of the agreement, and
•shares of the Company’s Class A common stock to be issued in connection with the earnout due to the former shareholders of The Giving Block. See Note 2 for more information about shares to be issued in connection with earnouts.
The Company will pay in cash the $690.0 million principal of the 2025 Convertible Notes and the $632.5 million principal of the 2027 Convertible Notes with any excess to be paid or delivered in cash or shares of the Company’s Class A common stock or a combination of both at the Company’s election.
22.Supplemental Cash Flows Information
Supplemental cash flows disclosures and noncash information consisted of the following:

	Three Months Ended March 31,
	2023	2022
Cash paid for interest	$1.6	$1.6
Cash paid for income taxes, net of refunds	1.3	—
Noncash investing activities
Shares and equity-based compensation awards issued in connection with acquisitions	—	36.5
Contingent consideration for acquisitions	0.3	57.8
Equipment for lease	6.0	3.9
Capitalized software development costs	2.1	2.2
Acquisition of property, plant and equipment	1.9	—
Noncash financing activities
Shares and equity-based compensation awards measured but not yet issued in connection with settlement of contingent consideration for acquisitions	7.6	—
Right-of-use assets obtained in exchange for operating lease liabilities	2.4	—
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
The following table summarizes gross revenue by revenue type:

	Three Months Ended March 31,
	2023	2022
Payments-based revenue	$511.0	$371.5
Subscription and other revenues	36.0	30.4
Gross revenue	$547.0	$401.9

24.Subsequent Events
Acquisition
Subsequent to March 31, 2023, the Company acquired Focus POS Systems for $45.0 million of total purchase consideration, comprised of $35.0 million of cash and $10.0 million of shares of the Company’s Class A common stock. Due to the timing of this acquisition, the initial accounting for the acquisition, including the valuation of assets and liabilities acquired, is incomplete. As such, the Company is unable to disclose certain information, including the preliminary fair value of assets acquired and liabilities assumed, at this time.
Material Agreements
Prior to an amendment to the Company’s agreement with its sponsor bank, as discussed in Note 1, Settlement Funds to facilitate gross card transaction deposits for those customers the Company bills on a monthly, versus a daily basis funds were deposited at the sponsor bank and included within “Accounts receivable, net” on the Company’s unaudited Condensed Consolidated Balance Sheets prior to December 2022.

In April 2023, the Company finalized an amendment which established a new long-term agreement with its sponsor bank, which augments services and expands tiered pricing that lowers the Company’s cost as transaction volume increases. The agreement also establishes by what means the Company’s cash will be restricted based on settlement activity flows. Under this agreement, the Company is required to maintain an account in the Company’s name at the sponsor bank, with a minimum balance equal to the greater of $25.0 million or 110% of the highest merchant settlement account overdraft balance over a rolling 90-day period. This amount will fluctuate based on end-to-end payment volumes and the timing of billing cycles and will be recognized as “Restricted cash” on the Company’s unaudited Condensed Consolidated Balance Sheets.
Stock Repurchase Program
On May 3, 2023, the Board authorized a new stock repurchase program (the “May 2023 Program”), pursuant to which the Company is authorized to repurchase up to $250.0 million of shares of its Class A common stock through December 31, 2023.
Repurchases under the May 2023 Program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and corporate needs. Open market repurchases will be structured to occur within the pricing and volume requirements of Rule 10b-18. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares pursuant to the May 2023 Program.
The May 2023 Program does not obligate the Company to acquire any particular amount of common stock. The May 2023 Program may be extended, modified, suspended or discontinued at any time at the Company’s discretion.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the information presented in our unaudited condensed consolidated financial statements and the related notes and other financial data included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”), as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 1, 2023 (the “2022 Form 10-K”). In addition to historical information, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, liquidity and capital resources, that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described in “Cautionary Note Regarding Forward-Looking Statements,” and “Risk Factors” in Part I, Item 1A. of our 2022 Form 10-K. We assume no obligation to update any of these forward-looking statements.
As used in this Quarterly Report, unless the context otherwise requires, references to:
•“we,” “us,” “our,” the “Company,” “Shift4” and similar references refer to Shift4 Payments, Inc. and, unless otherwise stated, all of its subsidiaries.
•“Continuing Equity Owners” prior to May 24, 2022 refers collectively to Searchlight Capital Partners, L.P., a Delaware limited partnership, and certain of its affiliated funds, our Founder and their respective permitted transferees who may redeem at each of their options, in whole or in part from time to time, their LLC Interests for, at our election, cash or newly-issued shares of Shift4 Payments, Inc.’s Class A common stock. From May 24, 2022 onwards, the Founder is the sole remaining Continuing Equity Owner.
•“LLC Interests” refers to the common units of Shift4 Payments, LLC.
•“Founder” refers to Jared Isaacman, our Chief Executive Officer and the sole stockholder of Rook Holdings Inc. Our Founder is an owner of Class C common stock and the sole remaining Continuing Equity Owner.
•“Rook” refers to Rook Holdings Inc., a Delaware corporation wholly-owned by our Founder and for which our Founder is the sole stockholder.
Overview
We are a leading independent provider of software and payment processing solutions in the United States (“U.S.”) based on total volume of payments processed. We have achieved our leadership position through decades of solving business and operational challenges facing our customers’ overall commerce needs. Our merchants range in size from small owner-operated local businesses to multinational enterprises conducting commerce throughout the world. We distribute our services through a scaled network of seasoned internal sales and support teams, as well as through our network of software partners. Our software partners are comprised of independent software vendors (“ISVs”) and value-added resellers (“VARs”). For our software partners, we offer a single integration to a global end-to-end payment offering, a proprietary gateway and a robust suite of technology solutions to enhance the value of their software and simplify payment acceptance. For our merchants, we provide a seamless, unified consumer experience and fulfill business needs that would otherwise require multiple software, hardware and payment vendors.
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
Our end-to-end payments offering combines our payments platform, including our proprietary gateway and breadth of software integrations, and our suite of technology solutions to create a compelling value proposition for our merchants. Our end-to-end payment volume was $22.3 billion and $13.4 billion for the three months ended March 31, 2023 and 2022, respectively.
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
Pending Acquisition
Finaro
On March 1, 2022, we entered into a definitive agreement to acquire Credorax, Inc. d/b/a Finaro (“Finaro”) for $200.0 million in cash, 6,439,316 shares of our Class A common stock with a value of approximately $325.0 million as of March 1, 2022, determined by the volume weighted average price for the thirty trading days preceding the date of the agreement, and a performance-based earnout of up to $50.0 million in shares of our Class A common stock. Consummation of the merger will occur within 60 days of receiving regulatory approvals, which we expect to receive in 2023. Finaro is a cross-border eCommerce platform and bank specializing in solving complex payment problems for multi-national merchants that we believe will accelerate our growth in international markets.
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

Investment in product, distribution and operations. We make significant investments in both new product development and existing product enhancements, such as mobile POS, cloud enablement for our software partners’ existing systems, and contactless payments, including QR code based mobile payment technologies. New product features and functionality are brought to market through varied distribution and promotional activities, including collaborative efforts with industry leading software providers, tradeshows, and customer conferences. Further, we will continue to invest in operational support in order to maintain service levels expected by our merchant customers. We believe these investments in product development and software integrations will continue to lead to long-term growth and profitability.
Pursuit of strategic acquisitions. From time to time, we may pursue strategic acquisitions as part of our ongoing growth strategy that includes adding complementary technology capabilities to service our base of customers and adding critical sales and support capabilities within a specific industry vertical or geography. While these acquisitions are intended to add long-term value, in the short term they may add redundant operating expenses or additional carrying costs until the underlying value is unlocked.
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
Economic conditions and resulting consumer spending trends. Changes in macro-level consumer spending trends, including as a result of inflation and reduced consumer confidence and discretionary spending, could affect the amount of volume processed on our platform, thus resulting in fluctuations in our quarterly reported revenue. Our quarterly revenue is also impacted by seasonal, consumer spending habit patterns, which historically have resulted in higher volumes and revenue being reported in our second and third fiscal quarters.
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
Income tax (provision) benefit represents federal, state and local taxes based on income in multiple jurisdictions, in addition to income taxes incurred in foreign jurisdictions.
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
Comparison of Results for the Three Months Ended March 31, 2023 and 2022
The following table sets forth the consolidated statements of operations for the periods presented:

	Three Months Ended March 31,
(in millions)	2023	2022	$ change	% change
Payments-based revenue	$511.0	$371.5	$139.5	37.6%
Subscription and other revenues	36.0	30.4	5.6	18.4%
Gross revenue	547.0	401.9	145.1	36.1%
Network fees	(347.0)	(253.1)	(93.9)	37.1%
Other costs of sales (exclusive of certain depreciation and amortization expense shown separately below)	(54.6)	(64.2)	9.6	(15.0)%
General and administrative expenses	(85.7)	(66.2)	(19.5)	29.5%
Revaluation of contingent liabilities	(7.0)	—	(7.0)	NM
Depreciation and amortization expense (a)	(35.3)	(17.3)	(18.0)	104.0%
Professional fees	(6.1)	(10.1)	4.0	(39.6)%
Advertising and marketing expenses	(2.5)	(2.7)	0.2	(7.4)%
Income (loss) from operations	8.8	(11.7)	20.5	NM
Interest income	7.6	—	7.6	NM
Other income, net	0.1	0.2	(0.1)	(50.0)%
Unrealized gain on investments in securities	8.9	—	8.9	NM
Change in TRA liability	(0.5)	—	(0.5)	NM
Interest expense	(8.1)	(7.9)	(0.2)	2.5%
Income (loss) before income taxes	16.8	(19.4)	36.2	NM
Income tax benefit	3.6	6.2	(2.6)	(41.9)%
Net income (loss)	20.4	(13.2)	33.6	NM
Net income (loss) attributable to noncontrolling interests	5.6	(5.7)	11.3	NM
Net income (loss) attributable to Shift4 Payments, Inc.	$14.8	$(7.5)	$22.3	NM
(a)Depreciation and amortization expense includes depreciation of equipment under lease of $7.2 million and $7.0 million for the three months ended March 31, 2023 and 2022, respectively.

Gross revenue
Gross revenue was $547.0 million for the three months ended March 31, 2023, compared to $401.9 million for the three months ended March 31, 2022, an increase of $145.1 million or 36.1%. Gross revenue is comprised of payments-based revenue and subscription and other revenues.
Payments-based revenue was $511.0 million for the three months ended March 31, 2023, compared to $371.5 million for the three months ended March 31, 2022, an increase of $139.5 million or 37.6%. The increase in payments-based revenue was primarily driven by the increase in end-to-end payment volume of $8.8 billion, or 65.8%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022.
Subscription and other revenues were $36.0 million for the three months ended March 31, 2023, compared to $30.4 million for the three months ended March 31, 2022, an increase of $5.6 million or 18.4%. The increase in subscription and other revenues was primarily driven by our recent acquisitions, which collectively contributed an additional $3.8 million to subscription and other revenues in the three months ended March 31, 2023, compared to the three months ended March 31, 2022. In addition, hardware sales revenue increased $1.9 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022.
Network fees
Network fees were $347.0 million for the three months ended March 31, 2023, compared to $253.1 million for the three months ended March 31, 2022, an increase of $93.9 million or 37.1%. This increase was correlated with the increase in end-to-end payment volume as described above.
Gross revenue less network fees was $200.0 million for the three months ended March 31, 2023, compared to $148.8 million for the three months ended March 31, 2022, an increase of $51.2 million or 34.4%. The increase in gross revenue less network fees was largely correlated with the increase in end-to-end payment volume. See “Key Performance Indicators and Non-GAAP Measures” below for a reconciliation of gross profit to gross revenue less network fees.
Other costs of sales
Other costs of sales was $54.6 million for the three months ended March 31, 2023, compared to $64.2 million for the three months ended March 31, 2022, a decrease of $9.6 million, or 15.0%. This decrease was primarily driven by:
•lower residual commissions, which decreased other costs of sales $14.2 million, primarily driven by our strategic buyout program executed in the third quarter of 2022; and
•lower capitalized customer acquisition cost amortization, which decreased other costs of sales $2.4 million, primarily due to the impact of changing the useful life of capitalized customer acquisition costs from three years to four years, effective October 1, 2022;
partially offset by:
•higher capitalized software development cost amortization, which increased other costs of sales $2.8 million, primarily due to an increase in capitalized costs; and
•our recent acquisitions, which collectively increased other costs of sales $2.0 million.
General and administrative expenses
General and administrative expenses were $85.7 million for the three months ended March 31, 2023, compared to $66.2 million for the three months ended March 31, 2022, an increase of $19.5 million or 29.5%. The increase was primarily driven by our recent acquisitions, which collectively increased general and administrative expenses $8.3 million in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. In addition, compensation and other employee-related expenses increased by $7.2 million primarily as a result of our continued growth and expansion.
Revaluation of contingent liabilities
Revaluation of contingent liabilities of $7.0 million for the three months ended March 31, 2023 is primarily driven by fair value adjustments to contingent liabilities arising from acquisitions we completed in 2022.

Depreciation and amortization expense
Depreciation and amortization expense was $35.3 million for the three months ended March 31, 2023, compared to $17.3 million for the three months ended March 31, 2022, an increase of $18.0 million or 104.0%. The increase was primarily driven by higher residual commission buyout amortization of $19.2 million due to the significant amount of residual commission buyouts completed in 2022. In addition, amortization of new intangible assets as a result of acquisitions collectively increased amortization expense $3.1 million in the three months ended March 31, 2023. This is offset by a decline in other intangible asset amortization of $4.7 million in the three months ended March 31, 2023, compared to the three months ended March 31, 2022, driven by intangibles that reached the end of their useful life.
Professional fees
Professional fees were $6.1 million for the three months ended March 31, 2023, compared to $10.1 million for the three months ended March 31, 2022, a decrease of $4.0 million or 39.6%. The decrease was primarily driven by lower acquisition-related costs, in addition to transaction-related expenses associated with a consent solicitation for the 2026 Senior Notes in March 2022.
Interest income
Interest income was $7.6 million for the three months ended March 31, 2023, consisting primarily of interest income earned on our cash and cash equivalents. We had immaterial interest income for the three months ended March 31, 2022.
Unrealized gain on investments in securities
The unrealized gain on investments in securities resulted in $8.9 million of non-cash income for the three months ended March 31, 2023. There was no corresponding income for the three months ended March 31, 2022. See Note 13 to the accompanying unaudited condensed consolidated financial statements for more information on our investments in securities.
Change in TRA liability
The change in TRA liability resulted in $0.5 million of non-cash expense for the three months ended March 31, 2023. There was no corresponding expense for the three months ended March 31, 2022. See Note 14 to the accompanying unaudited condensed consolidated financial statements for more information on the TRA.
Income tax benefit
The effective tax rate for the three months ended March 31, 2023 was (21.4)%, compared to the effective tax rate for the three months ended March 31, 2022 of (32.0)%.
The effective tax rate for the three months ended March 31, 2023 was different than the U.S. federal statutory income tax rate of 21% primarily due to the income allocated to the noncontrolling interest, the full valuation allowances on Shift4 Payments, Inc. and certain corporate subsidiaries in the U.S., and a $4.8 million tax benefit related to the valuation allowance release due to a legal entity restructuring. The effective tax rate for the three months ended March 31, 2022 was different than the U.S. federal statutory income tax rate of 21% primarily due to the loss allocated to the noncontrolling interest, the full valuation allowance on Shift4 Payments, Inc. and certain corporate subsidiaries in the United States, and a $6.4 million income tax benefit related to the valuation allowance release due to acquired deferred tax liabilities from The Giving Block.
Net income (loss) attributable to noncontrolling interests
Net income attributable to noncontrolling interests of Shift4 Payments, LLC was $5.6 million for the three months ended March 31, 2023, compared to net loss attributable to noncontrolling interests of $5.7 million for the three months ended March 31, 2022.

Key Performance Indicators and Non-GAAP Measures
The following table sets forth our key performance indicators and non-GAAP measures for the periods presented:

	Three Months Ended March 31,
(in millions)	2023	2022
End-to-end payment volume	$22,256.9	$13,420.9
Gross revenue less network fees	200.0	148.8
EBITDA	64.9	17.6
Adjusted EBITDA	89.3	44.3
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
Gross revenue less network fees, EBITDA and Adjusted EBITDA
We use supplemental measures of our performance which are derived from our consolidated financial information but which are not presented in our consolidated financial statements prepared in accordance with GAAP. These non-GAAP financial measures include: gross revenue less network fees, which includes interchange and assessment fees; earnings before interest expense, interest income, income taxes, depreciation, and amortization (“EBITDA”); and Adjusted EBITDA.
Gross revenue less network fees represents a key performance metric that management uses to measure changes in the mix and value derived from our customer base as we continue to execute our strategy to expand our reach to serve larger, complex merchants.
Adjusted EBITDA is the primary financial performance measure used by management to evaluate its business and monitor results of operations. Adjusted EBITDA represents EBITDA further adjusted for certain non-cash and other nonrecurring items that management believes are not indicative of ongoing operations. These adjustments include acquisition, restructuring and integration costs, revaluation of contingent liabilities, unrealized gain (loss) on investments in securities, change in TRA liability, equity-based compensation expense, and other nonrecurring items. The financial impact of certain elements of these activities is often largely relative to our overall financial performance and can adversely affect the comparability of our operating results and investors’ ability to analyze the business from period to period.
We use non-GAAP financial measures to supplement financial information presented on a GAAP basis. We believe that excluding certain items from our GAAP results allows management to better understand our consolidated financial performance from period to period and better project our future consolidated financial performance as forecasts are developed at a level of detail different from that used to prepare GAAP-based financial measures. Moreover, we believe these non-GAAP financial measures provide our stakeholders with useful information to help them evaluate our operating results by facilitating an enhanced understanding of our operating performance and enabling them to make more meaningful period to period comparisons. There are limitations to the use of the non-GAAP financial measures presented in this Quarterly Report. Our non-GAAP financial measures may not be comparable to similarly titled measures of other companies. Other companies, including companies in our industry, may calculate non-GAAP financial measures differently than we do, limiting the usefulness of those measures for comparative purposes.
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

Gross revenue less network fees:

	Three Months Ended March 31,
(in millions)	2023	2022
Gross revenue	$547.0	$401.9
Less: Network fees	(347.0)	(253.1)
Less: Other costs of sales (exclusive of depreciation of equipment under lease)	(54.6)	(64.2)
	145.4	84.6
Less: Depreciation of equipment under lease	(7.2)	(7.0)
Gross profit (a)	$138.2	$77.6

Gross profit (a)	$138.2	$77.6
Add back: Other costs of sales	54.6	64.2
Add back: Depreciation of equipment under lease	7.2	7.0
Gross revenue less network fees	$200.0	$148.8

(a)The determination of gross profit is inclusive of depreciation of equipment under lease that is included in “Depreciation and amortization expense” on the Condensed Consolidated Statements of Operations. The table reflects the determination of gross profit for all periods presented. Although gross profit is not presented on the Condensed Consolidated Statements of Operations, it represents the most comparable metric calculated under U.S. GAAP to non-GAAP gross revenues less network fees.
EBITDA and Adjusted EBITDA:

	Three Months Ended March 31,
(in millions)	2023	2022
Net income (loss)	$20.4	$(13.2)
Interest expense	8.1	7.9
Interest income	(7.6)	—
Income tax provision (benefit)	(3.6)	(6.2)
Depreciation and amortization expense	47.6	29.1
EBITDA	64.9	17.6
Acquisition, restructuring and integration costs (a)	4.3	7.8
Revaluation of contingent liabilities (b)	7.0	—
Change in unrealized gain on investments in securities (c)	(8.9)	—
Change in TRA liability (d)	0.5	—
Equity-based compensation (e)	21.2	17.1
Other nonrecurring items (f)	0.3	1.8
Adjusted EBITDA	$89.3	$44.3

(a) For the three months ended March 31, 2023, primarily consisted of $3.9 million of acquisition-related costs. For the three months ended March 31, 2022, primarily consisted of $6.3 million of acquisition-related costs and $1.4 million of transaction-related expenses associated with a consent solicitation for the 2026 Senior Notes in March 2022.

(b) For the three months ended March 31, 2023, primarily consisted of fair value adjustments to contingent liabilities arising from acquisitions.
(c) For the three months ended March 31, 2023, represents adjustments to the fair value of investments in non-marketable securities. See Note 13 to the accompanying unaudited condensed consolidated financial statements for more information on the investments in non-marketable securities.

(d) For the three months ended March 31, 2023, represents adjustments to the TRA liability. See Note 14 to the accompanying unaudited condensed consolidated financial statements for more information on the TRA.

(e) Represents equity-based compensation expense for RSUs, including employer taxes for vested RSUs. See Note 20 to the accompanying unaudited condensed consolidated financial statements for more information on equity-based compensation.

(f) For the three months ended March 31, 2022, primarily consisted of $1.2 million of costs associated with an internal processing system disruption that required technical remediation and $0.4 million of costs associated with an early retirement initiative completed in the first quarter of 2022.

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
The following table sets forth summary cash flow information for the periods presented:

	Three Months Ended March 31,
(in millions)	2023	2022
Net cash provided by operating activities	$79.4	$30.8
Net cash used in investing activities	(31.4)	(37.6)
Net cash used in financing activities	(7.0)	(35.7)
Effect of exchange rate changes on cash and cash equivalents	0.4	—
Change in cash and cash equivalents	$41.4	$(42.5)
Operating activities
Net cash provided by operating activities consists of net income (loss) adjusted for certain non-cash items and changes in other assets and liabilities.
For the three months ended March 31, 2023, net cash provided by operating activities of $79.4 million was primarily a result of:
•net income of $20.4 million adjusted for non-cash expenses, including depreciation and amortization of $47.6 million, equity-based compensation of $20.9 million, revaluation of contingent liabilities of $7.0 million, and unrealized gain on investments in securities of $(8.9) million;
partially offset by:
•an impact from working capital of $(8.1) million.
For the three months ended March 31, 2022, net cash provided by operating activities of $30.8 million was primarily a result of:
•net loss of $13.2 million, adjusted for non-cash expenses, including depreciation and amortization of $29.1 million, equity-based compensation of $16.9 million, deferred income taxes of $(6.3) million, and provision for bad debts of $3.0 million;
partially offset by:
•an impact from working capital of $(0.9) million, which includes $4.8 million of funds deposited in our sponsor bank merchant settlement account to facilitate gross card transaction deposits for those customers we bill on a monthly, versus a daily basis.
Investing activities
Net cash used in investing activities includes cash paid for acquisitions, residual commission buyouts, purchases of property, plant and equipment, purchases of equipment to be leased, investments in securities, and capitalized software development costs.
Net cash used in investing activities was $31.4 million for the three months ended March 31, 2023, a decrease of $6.2 million, compared to net cash used in investing activities of $37.6 million for the three months ended March 31, 2022. This decrease was primarily the result of:
•the acquisition of The Giving Block in March 2022 for $106.9 million in aggregate purchase consideration, including $12.6 million in cash, net of cash acquired of $4.2 million;
partially offset by:
•higher purchases of equipment to be leased of $4.8 million.

Financing activities
Net cash used in financing activities was $7.0 million for the three months ended March 31, 2023, a decrease of $28.7 million, compared to net cash used in financing activities of $35.7 million for the three months ended March 31, 2022. This decrease was primarily the result of:
•payments for the repurchase of common stock of $18.7 million during the three months ended March 31, 2022;
•lower employee taxes paid on vested RSUs of $6.9 million; and
•payments associated with solicitation for the 2026 Senior Notes in March 2022 of $4.5 million.
Convertible Notes, Senior Notes and Revolving Credit Facility
As of March 31, 2023 and December 31, 2022, we had $1,772.5 million total principal amount of debt outstanding, including $690.0 million of 2025 Convertible Notes, $632.5 million of 2027 Convertible Notes, and $450.0 million of 2026 Senior Notes. See Note 11 to the accompanying unaudited condensed consolidated financial statements for more information about our debt.
The Revolving Credit Facility has a borrowing capacity of $100.0 million. As of March 31, 2023, we had no outstanding borrowings under the Revolving Credit Facility.
Cash Requirements
Our material cash requirements include the following contractual obligations.
Debt
As of March 31, 2023, we had $1,772.5 million of fixed rate debt principal outstanding with maturities beginning in 2025. Future interest payments associated with the outstanding debt total $97.5 million, with $24.0 million payable within twelve months.
Contingent Liabilities
As of March 31, 2023, the fair value of contingent liabilities to potentially be paid out in cash was $31.7 million, with $31.4 million payable within twelve months. As of March 31, 2023, the maximum amount of contingent liabilities to potentially be paid out in cash was $58.0 million, with $55.5 million payable within twelve months.
Leases
As of March 31, 2023, we are obligated under non-cancellable operating leases for our premises, which expire through November 2030. Future rent payments associated with outstanding operating leases total $27.0 million, with $6.7 million payable within twelve months.
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
As of March 31, 2023, we had $1,772.5 million of fixed rate debt principal outstanding pursuant to the notes with a fair value of $1,819.0 million. Since these notes bear interest at fixed rates, they do not result in any financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates when interest rates change.
We also have a Revolving Credit Facility available to us with available borrowing capacity of $100.0 million. We are obligated to pay interest on loans under the Revolving Credit Facility as well as other customary fees, including an upfront fee and an unused commitment fee based on our debt rating. Borrowings under the Revolving Credit Facility, if any, bear interest at floating rates. As a result, we are exposed to risks related to fluctuations in interest rates to the extent it impacts our borrowings. As of March 31, 2023 and December 31, 2022, we had no amounts outstanding under the Revolving Credit Facility. See “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2. of this Quarterly Report and Note 11 to the accompanying unaudited condensed consolidated financial statements for more information.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are, from time to time, party to various claims and legal proceedings arising out of our ordinary course of business, but we do not believe that any of these existing claims or proceedings will have a material effect on our business, consolidated financial condition or results of operations.
ITEM 1A. RISK FACTORS
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks described under the heading “Risk Factors” in Part I, Item 1A. of our 2022 Form 10-K, the other information in this Quarterly Report, including our unaudited condensed consolidated financial statements and the related notes, as well as our other public filings with the SEC, before deciding to invest in our Class A common stock. There have been no material changes to the Company’s risk factors previously disclosed in our 2022 Form 10-K. The occurrence of any of the events described therein could harm our business, financial condition, results of operations, liquidity or prospects. In such an event, the market price of our Class A common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
The following is a list of exhibits filed as part of this Quarterly Report.
INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Shift4 Payments, Inc.	S-8	333-239042	4.1	06/09/2020

3.2	Amended and Restated By-Laws of Shift4 Payments, Inc.	S-8	333-239042	4.2	06/09/2020

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock.	S-1/A	333-238307	4.1	06/01/2020

4.2	Indenture, by and among Shift4 Payments, LLC, Shift4 Payments Finance Sub, Inc. the subsidiary guarantors named therein and U.S. Bank National Association, as trustee, dated October 29, 2020 (and Form of Global Note).	8-K	001-39313	4.1	10/29/2020

4.3	Indenture, dated as of December 7, 2020, between Shift4 Payments, Inc. and U.S. Bank National Association, as trustee (and Form of Global Note).	8-K	001-39313	4.1	12/07/2020

4.4	Indenture, dated as of July 26, 2021, between Shift4 Payments, Inc. and U.S. Bank National Association, as trustee (and Form of Global Note).	8-K	001-39313	4.1	07/26/2021

4.5	Fourth Supplemental Indenture dated March 16, 2022, 4.625% Senior Notes due 2026.	10-Q	001-39313	4.5	05/06/2022

31.1	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*

104	Cover Page Interactive Data File (formatting as Inline XBRL and contained in Exhibit 101).					*

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Shift4 Payments, Inc.

		By:	/s/ Jared Isaacman
Jared Isaacman
Date:	May 9, 2023		Chief Executive Officer (principal executive officer)

		By:	/s/ Nancy Disman
Nancy Disman
Date:	May 9, 2023		Chief Financial Officer (principal financial officer)