Form 10-Q
period 2023-06-30
Shift4 Payments, Inc.
filed 2023-08-04
CIK 1794669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Yes ☐ No ☒
As of July 31, 2023, there were 56,467,133 shares of the registrant’s Class A common stock, $0.0001 par value per share, outstanding, 23,831,883 shares of the registrant’s Class B common stock, $0.0001 par value per share, outstanding and 1,759,273 shares of the registrant’s Class C common stock, $0.0001 par value per share, outstanding.

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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)(in millions, except share and per share amounts)

	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$649.0	$702.5
Restricted cash	76.3	74.0
Accounts receivable, net	228.7	195.0
Inventory	2.8	4.8
Prepaid expenses and other current assets (Note 12)	16.5	15.4
Total current assets	973.3	991.7
Noncurrent assets
Goodwill (Note 4)	757.1	735.0
Residual commission buyouts, net (Note 6)	268.7	303.9
Other intangible assets, net (Note 7)	332.4	306.8
Capitalized customer acquisition costs, net (Note 8)	43.9	36.1
Equipment for lease, net (Note 9)	100.8	80.7
Property, plant and equipment, net (Note 10)	27.0	22.3
Right-of-use assets (Note 15)	20.7	19.5
Investments in securities	56.0	47.1
Other noncurrent assets	10.7	10.9
Total noncurrent assets	1,617.3	1,562.3
Total assets	$2,590.6	$2,554.0
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$189.3	$166.7
Accrued expenses and other current liabilities (Note 12)	89.2	80.0
Deferred revenue (Note 3)	15.8	16.3
Current lease liabilities (Note 15)	6.1	5.3
Total current liabilities	300.4	268.3
Noncurrent liabilities
Long-term debt (Note 11)	1,746.0	1,741.9
Deferred tax liability (Note 14)	17.8	18.6
Noncurrent lease liabilities (Note 15)	18.5	18.1
Other noncurrent liabilities (Note 12)	28.7	26.5
Total noncurrent liabilities	1,811.0	1,805.1
Total liabilities	2,111.4	2,073.4
Commitments and contingencies (Note 17)
Stockholders' equity (Note 18)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized at June 30, 2023 and December 31, 2022, none issued and outstanding	—	—
Class A common stock, $0.0001 par value per share, 300,000,000 shares authorized, 56,467,133 and 54,153,218 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Class B common stock, $0.0001 par value per share, 100,000,000 shares authorized, 23,831,883 and 25,829,016 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Class C common stock, $0.0001 par value per share, 100,000,000 shares authorized, 1,759,273 and 2,889,811 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	733.8	702.6
Accumulated other comprehensive income	10.3	8.3
Retained deficit	(387.6)	(363.6)
Total stockholders' equity attributable to Shift4 Payments, Inc.	356.5	347.3
Noncontrolling interests (Note 19)	122.7	133.3
Total stockholders' equity	479.2	480.6
Total liabilities and stockholders' equity	$2,590.6	$2,554.0
See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (in millions, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Gross revenue	$637.0	$506.7	$1,184.0	$908.6
Cost of sales (exclusive of certain depreciation and amortization expense shown separately below)	(470.1)	(400.9)	(871.7)	(718.2)
General and administrative expenses	(82.1)	(58.4)	(167.8)	(124.6)
Revaluation of contingent liabilities (Note 13)	(5.6)	0.3	(12.6)	0.3
Depreciation and amortization expense (Note 5) (a)	(35.9)	(16.7)	(71.2)	(34.0)
Professional fees	(5.4)	(5.2)	(11.5)	(15.3)
Advertising and marketing expenses	(4.0)	(2.9)	(6.5)	(5.6)
Income from operations	33.9	22.9	42.7	11.2
Interest income	8.8	1.4	16.4	1.4
Other (expense) income, net	(0.4)	0.1	(0.3)	0.3
Unrealized gain on investments in securities (Note 13)	—	—	8.9	—
Change in TRA liability (Note 14)	(0.8)	—	(1.3)	—
Interest expense	(8.0)	(8.4)	(16.1)	(16.3)
Income (loss) before income taxes	33.5	16.0	50.3	(3.4)
Income tax benefit (provision) (Note 14)	3.3	(1.0)	6.9	5.2
Net income	36.8	15.0	57.2	1.8
Net income (loss) attributable to noncontrolling interests	11.7	4.7	17.3	(1.0)
Net income attributable to Shift4 Payments, Inc.	$25.1	$10.3	$39.9	$2.8

Basic net income per share (Note 21)
Class A net income per share - basic	$0.43	$0.19	$0.68	$0.05
Class A weighted average common stock outstanding - basic	56,914,370	51,790,403	56,079,923	51,958,494
Class C net income per share - basic	$0.43	$0.19	$0.68	$0.05
Class C weighted average common stock outstanding - basic	2,061,569	4,006,159	2,151,111	4,283,096

Diluted net income per share (Note 21)
Class A net income per share - diluted	$0.42	$0.18	$0.67	$0.02
Class A weighted average common stock outstanding - diluted	58,173,624	78,514,880	57,444,069	78,823,068
Class C net income per share - diluted	$0.42	$0.18	$0.67	$0.02
Class C weighted average common stock outstanding - diluted	2,061,569	4,006,159	2,151,111	4,283,096
See accompanying notes to unaudited condensed consolidated financial statements.
(a)Depreciation and amortization expense includes depreciation of equipment under lease of $8.2 million and $15.4 million for the three and six months ended June 30, 2023, respectively, and $7.4 million and $14.4 million for the three and six months ended June 30, 2022, respectively.

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$36.8	$15.0	$57.2	$1.8
Other comprehensive income (loss)
Unrealized gain (loss) on foreign currency translation adjustment, net of tax	(0.1)	(0.6)	2.9	(0.6)
Total other comprehensive income (loss)	(0.1)	(0.6)	2.9	(0.6)
Comprehensive income	36.7	14.4	60.1	1.2
Comprehensive income (loss) attributable to noncontrolling interests	11.7	4.5	18.2	(1.2)
Comprehensive income attributable to Shift4 Payments, Inc.	$25.0	$9.9	$41.9	$2.4
See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited) (in millions, except share amounts)

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balances at December 31, 2022	54,153,218	$—	25,829,016	$—	2,889,811	$—	$702.6	—	$—	$(363.6)	$8.3	$133.3	$480.6
Net income	—	—	—	—	—	—	—	—	—	14.8	—	5.6	20.4
Issuance of Class A common stock	27,780	—	—	—	—	—	5.5	—	—	—	—	2.1	7.6
Exchange of shares held by Rook	2,465,770	—	(1,666,665)	—	(799,105)	—	4.9	—	—	—	—	(4.9)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—			—	—	(1.8)	(1.8)
Equity-based compensation	—	—	—	—	—	—	21.9	—	—	—	—	—	21.9
Vesting of restricted stock units, net of tax withholding	123,846	—	—	—	—	—	(4.7)	—	—	—	—	(0.6)	(5.3)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	2.1	0.9	3.0
Balances at March 31, 2023	56,770,614	—	24,162,351	—	2,090,706	—	730.2	—	—	(348.8)	10.4	134.6	526.4
Net income	—	—	—	—	—	—	—	—	—	25.1	—	11.7	36.8
Issuance of Class A common stock	295,699	—	—	—	—	—	6.4	—	—	—	—	4.6	11.0
Repurchases of Class A common stock to treasury stock, inclusive of excise tax	—	—	—	—	—	—	22.7	(1,515,000)	(97.3)	—	—	(22.7)	(97.3)
Retirement of treasury stock	(1,515,000)	—	—	—	—	—	(33.4)	1,515,000	97.3	(63.9)	—	—	—
Exchange of shares held by Rook	661,901	—	(330,468)	—	(331,433)	—	1.9	—	—	—	—	(1.9)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Equity-based compensation	—	—	—	—	—	—	13.1	—	—	—	—	—	13.1
Vesting of restricted stock units, net of tax withholding	253,919	—	—	—	—	—	(7.1)	—	—	—	—	(3.2)	(10.3)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(0.1)	—	(0.1)
Balances at June 30, 2023	56,467,133	$—	23,831,883	$—	1,759,273	$—	$733.8	—	$—	$(387.6)	$10.3	$122.7	$479.2

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balances at December 31, 2021	51,793,127	$—	26,272,654	$—	5,035,181	$—	$619.2	(378,475)	(21.1)	$(325.3)	—	$126.9	$399.7
Net loss	—	—	—	—	—	—	—	—	—	(7.5)	—	(5.7)	(13.2)
Issuance of Class A common stock and fair value of equity-based compensation awards assumed in connection with The Giving Block acquisition	785,969	—	—	—	—	—	24.7	—	—	—	—	11.8	36.5
Repurchases of Class A common stock to treasury stock	—	—	—	—	—	—	4.5	(301,510)	(17.2)	—	—	(4.5)	(17.2)
Exchange of shares held by Continuing Equity Owners	732,524	—	—	—	(732,524)	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	15.8	—	—	—	—	—	15.8
Vesting of restricted stock units, net of tax withholding	306,953	—	—	—	—	—	(4.6)	—	—	—	—	1.2	(3.4)
Balances at March 31, 2022	53,618,573	—	26,272,654	—	4,302,657	—	659.6	(679,985)	(38.3)	(332.8)	—	129.7	418.2
Net income	—	—	—	—	—	—	—	—	—	10.3	—	4.7	15.0
Issuance of Class A common stock	17,287	—	—	—	—	—	0.4	—	—	—	—	0.2	0.6
Repurchases of Class A common stock to treasury stock	—	—	—	—	—	—	46.8	(3,585,681)	(167.2)	—	—	(46.8)	(167.2)
Retirement of treasury stock	(3,539,016)	—	—	—	—	—	(76.4)	3,539,016	176.7	(100.3)	—	—	—
Exchange of shares held by Continuing Equity Owners	1,095,915	—	(443,638)	—	(652,277)	—	1.6	—	—	—	—	(1.6)	—
Equity-based compensation	—	—	—	—	—	—	9.3	—	—	—	—	—	9.3
Vesting of restricted stock units, net of tax withholding	265,553	—	—	—	—	—	(5.8)	—	—	—	—	(2.1)	(7.9)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	(0.4)	(0.2)	(0.6)
Balances at June 30, 2022	51,458,312	$—	25,829,016	$—	3,650,380	$—	$635.5	(726,650)	$(28.8)	$(422.8)	$(0.4)	$83.9	$267.4
See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in millions)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net income	$57.2	$1.8
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	97.6	59.0
Amortization of capitalized financing costs	4.1	3.9
Deferred income taxes	(8.4)	(5.5)
Provision for bad debts	5.5	4.3
Revaluation of contingent liabilities	12.6	(0.3)
Unrealized gain on investments in securities	(8.9)	—
Change in TRA liability	1.3	—
Equity-based compensation expense	34.0	26.2
Other noncash items	0.3	0.7
Change in operating assets and liabilities
Accounts receivable	(37.9)	(49.5)
Prepaid expenses and other assets	(0.9)	1.7
Inventory	2.5	2.9
Capitalized customer acquisition costs	(16.3)	(14.2)
Accounts payable	19.6	35.8
Accrued expenses and other liabilities	9.8	3.1
Right-of-use assets and lease liabilities, net	0.1	(0.3)
Deferred revenue	(0.9)	1.2
Net cash provided by operating activities	171.3	70.8
Investing activities
Residual commission buyouts	(8.7)	(11.8)
Acquisitions, net of cash acquired	(36.3)	(12.6)
Acquisition of equipment to be leased	(37.0)	(24.9)
Capitalized software development costs	(17.9)	(20.3)
Acquisition of property, plant and equipment	(6.1)	(1.8)
Purchase of intangible assets	(2.0)	—
Investments in securities	—	(1.5)
Net cash used in investing activities	(108.0)	(72.9)
Financing activities
Repurchases of Class A common stock to treasury stock	(96.8)	(185.9)
Payments for withholding tax related to vesting of restricted stock units	(15.7)	(20.2)
Deferred financing costs	—	(4.9)
Distributions to noncontrolling interests	(2.2)	—
Payments on contingent liabilities	(0.5)	—
Net cash used in financing activities	(115.2)	(211.0)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	0.7	(0.2)
Change in cash and cash equivalents and restricted cash	(51.2)	(213.3)
Cash and cash equivalents and restricted cash
Beginning of period	776.5	1,231.5
End of period	$725.3	$1,018.2
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
The assets and liabilities of Shift4 Payments, LLC represent substantially all of the consolidated assets and liabilities of Shift4 Payments, Inc. with the exception of certain cash balances, contingent consideration for earnout liabilities for The Giving Block, Inc. (“The Giving Block”), amounts payable under the Tax Receivable Agreement (“TRA”), and the aggregate principal amount of $690.0 million of 2025 Convertible Notes and $632.5 million of 2027 Convertible Notes (together, the “Convertible Notes”) that are held by Shift4 Payments, Inc. directly. As of June 30, 2023 and December 31, 2022, $12.8 million and $9.8 million of cash, respectively, was directly held by Shift4 Payments, Inc. As of December 31, 2022, the earnout liability for The Giving Block was $10.9 million. The cash portion of the earnout was paid during the three months ended June 30, 2023. As of June 30, 2023 and December 31, 2022, the TRA liability was $3.0 million and $1.7 million, respectively. In connection with the issuance of the Convertible Notes, Shift4 Payments, Inc. entered into Intercompany Convertible Notes with Shift4 Payments, LLC, whereby Shift4 Payments, Inc. provided the net proceeds from the issuance of the Convertible Notes to Shift4 Payments, LLC in the amount of $1,322.5 million. Shift4 Payments, Inc., which was incorporated on November 5, 2019, has not had any material operations on a standalone basis since its inception, and all of the operations of the Company are carried out by Shift4 Payments, LLC and its subsidiaries.

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
Certain prior year balances have been adjusted to present “Restructuring expenses” within “General and administrative expenses” rather than its own line item on the Company’s unaudited Condensed Consolidated Statements of Operations.
Certain prior year balances have been adjusted to present “Transaction-related expenses” within “Professional fees” rather than its own line item on the Company’s unaudited Condensed Consolidated Statements of Operations.
Liquidity and Management’s Plan
As of June 30, 2023, the Company had $1,772.5 million total principal amount of debt outstanding and was in compliance with the financial covenants under its debt agreements. The Company expects to be in compliance with such financial covenants for at least 12 months following the issuance of these unaudited condensed consolidated financial statements. See Note 11 for further information on the Company’s debt obligations.
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
Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2 to Shift4 Payments, Inc.’s consolidated financial statements as of and for the year ended December 31, 2022 in the 2022 Form 10-K. There have been no significant changes to these policies which have had a material impact on the Company’s unaudited condensed consolidated financial statements and related notes during the six months ended June 30, 2023, except for the below.
Cash and Cash Equivalents and Restricted Cash
Highly liquid investments with maturities of three months or less at the date of purchase are considered to be cash equivalents and are stated at cost, which approximates fair value. The Company’s cash equivalents consist of highly liquid investments in money market funds, which amounted to $593.8 million and $652.8 million as of June 30, 2023 and December 31, 2022, respectively.
The Company classifies as restricted certain cash that is not available for use in its operations. Prior to December 2022, the Company had funds deposited in a sponsor bank merchant settlement account (“Settlement Funds”) to facilitate gross card transaction deposits for those customers the Company bills on a monthly, versus a daily basis. This amount fluctuates based upon end-to-end payment volumes and timing of billing cycles. The funds deposited at the sponsor bank were included within “Accounts receivable, net” prior to December 2022. In December 2022 and March 2023, pursuant to amendments to its agreement, the Company received in cash its Settlement Funds of $74.0 million, which was restricted as to withdrawal by the sponsor bank. In January 2023 and April 2023, the Company, as required by the amendments, deposited $74.0 million to its sponsor bank merchant settlement account. The Company will continue to maintain a deposit in its sponsor bank merchant settlement account. As of June 30, 2023 and December 31, 2022, Restricted cash was $76.3 million and $74.0 million, respectively, representing the Company’s Settlement Funds.
The Company maintains its cash with what are widely considered to be high credit quality financial institutions. The total cash balances insured by the Federal Deposit Insurance Corporation are up to $250 thousand per bank.

Recent Accounting Pronouncements
Accounting Pronouncements Adopted
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform, which provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, subject to certain criteria, that reference the London Interbank Offered Rate (“LIBOR”), or another reference rate that is expected to be discontinued. ASU 2020-04 was subsequently amended by ASU 2022-06, Reference Rate Reform, which extends the date through which entities can elect these optional expedients and exceptions. In July 2023, the Company amended its Revolving Credit Facility, changing the reference rate from LIBOR to the Secured Overnight Financing Rate (“SOFR”). In conjunction with this amendment, the Company elected the optional expedients in ASU 2020-04. The adoption did not have a significant impact on the Company’s unaudited condensed consolidated financial statements.
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
Focus
On April 3, 2023, the Company completed the acquisition of Focus POS Systems (“Focus”) by acquiring 100% of its common stock for $45.2 million of total purchase consideration, net of cash acquired. This acquisition adds Focus’s POS software to the Company’s suite of software and payment processing solutions and strengthens the Company’s distribution network. Total purchase consideration was as follows:

Cash	$36.0
Shares of Class A common stock (a)	10.2
Total purchase consideration	46.2
Less: cash acquired	(1.0)
Total purchase consideration, net of cash acquired	$45.2

(a) Total purchase consideration includes 152,114 shares of common stock.

The following table summarizes the fair value assigned to the assets acquired and liabilities assumed at the acquisition date. These amounts reflect various preliminary fair value estimates and assumptions, and are subject to change within the measurement period as valuations are finalized. The primary areas of preliminary purchase price allocation subject to change relate to the valuation of accounts receivable and residual goodwill.

Accounts receivable	$0.5
Goodwill (a)	21.9
Residual commission buyouts	1.2
Other intangible assets	29.2
Deferred tax liability	(7.6)
Net assets acquired	$45.2

(a) Goodwill is not deductible for tax purposes.
The acquisition of Focus did not have a material impact on the Company’s unaudited condensed consolidated financial statements. Accordingly, revenue and expenses related to the acquisition and pro forma financial information have not been presented.
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
(b) The Company agreed to an earnout due to the former shareholders of Online Payments Group, not to exceed $60.0 million. $30.0 million of the earnout is payable in September 2023 if key customers of Online Payments Group contribute a specified amount of revenue from September 29, 2022 to September 28, 2023 and the remaining $30.0 million of the earnout is payable in September 2024 if key customers contribute a specified amount of revenue from September 29, 2022 to September 28, 2024. Each portion of the earnout will be paid 50% in shares of the Company’s Class A common stock and 50% in cash. The fair value of the earnout was included in the initial purchase consideration and will be revalued and recorded quarterly until the end of the earnout period as a fair value adjustment within “Revaluation of contingent liabilities” in the Company’s unaudited Condensed Consolidated Statements of Operations. As of June 30, 2023, the fair value of the earnout was $45.6 million, of which $28.1 million is recognized in “Accrued expenses and other current liabilities” and $17.5 million is recognized in “Other noncurrent liabilities” on the Company’s unaudited Condensed Consolidated Balance Sheets.

The following table summarizes the fair value assigned to the assets acquired and liabilities assumed at the acquisition date. These amounts reflect various preliminary fair value estimates and assumptions, and are subject to change within the measurement period as valuations are finalized. The primary areas of preliminary purchase price allocation subject to change relate to the valuation of the indemnification asset, uncertain tax position, and residual goodwill.

Accounts receivable	$2.2
Shareholder loans receivable (a)	2.5
Goodwill (b)	48.8
Other intangible assets	84.0
Indemnification asset (c)	4.6
Accounts payable	(0.4)
Accrued expenses and other current liabilities	(1.4)
Uncertain tax position (d)	(2.7)
Deferred tax liability	(9.9)
Other noncurrent liabilities	(1.8)
Net assets acquired	$125.9

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
(c) Included within “Other noncurrent assets” in the Company’s unaudited Condensed Consolidated Balance Sheets.
(d) Included within “Other noncurrent liabilities” in the Company’s unaudited Condensed Consolidated Balance Sheets.
Upon acquisition, the Company assessed the probability Online Payments Group would be required to pay certain tax liabilities for income taxes related to unrecognized tax benefits determined in accordance with the provisions of ASC 740, “Accounting for income taxes”, recorded to “Other noncurrent liabilities” on the Company’s unaudited Condensed Consolidated Balance Sheets. The amount of the uncertain tax position was $5.0 million as of the acquisition date, which has been revalued to $2.7 million as of June 30, 2023 as a measurement period adjustment. In addition, the Company assessed the probability Online Payments Group would be required to pay $1.8 million of tax liabilities for non-income taxes determined in accordance with the provisions of ASC 450, “Contingencies”, recorded to “Other noncurrent liabilities” on the Company’s unaudited Condensed Consolidated Balance Sheets. Online Payments Group has agreed to indemnify the Company for tax liabilities related to periods prior to the acquisition and an indemnification asset was established and recorded to “Other noncurrent assets” on the Company’s unaudited Condensed Consolidated Balance Sheets. The amount of the indemnification asset was $6.8 million as of the acquisition date, which has been revalued to $4.6 million as of June 30, 2023 as a measurement period adjustment.
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
(b) The Company agreed to earnouts due to certain former shareholders of the restaurant technology partners acquired in 2022, calculated as a multiple of the number of each partners’ merchants that are converted to the Company’s end-to-end payments platform during the 18 months following each respective acquisition date, not to exceed $4.0 million in total. The earnouts are expected to be paid in a combination of cash and shares of the Company’s Class A common stock. The fair value of the earnouts was included in the initial purchase consideration and will be revalued and recorded quarterly until the end of the earnout period as a fair value adjustment within “Revaluation of contingent liabilities” in the Company’s unaudited Condensed Consolidated Statements of Operations. As of June 30, 2023, the fair value of the earnouts was $1.5 million, which is recognized in “Accrued expenses and other current liabilities” on the Company’s unaudited Condensed Consolidated Balance Sheets.

(c) The Company agreed to an earnout due to certain former shareholders of the restaurant technology partner acquired in 2023, calculated as a multiple of the number of the restaurant technology partner’s merchants that are converted to the Company’s end-to-end payments platform during the 24 months following September 1, 2022, not to exceed $2.5 million in total. The earnout is expected to be paid in cash. The fair value of the earnout was included in the initial purchase consideration and will be revalued and recorded quarterly until the end of the earnout period as a fair value adjustment within “Revaluation of contingent liabilities” in the Company’s unaudited Condensed Consolidated Statements of Operations. As of June 30, 2023, the fair value of the earnout was $0.4 million, which is recognized in “Other noncurrent liabilities” on the Company’s unaudited Condensed Consolidated Balance Sheets.

The following table summarizes the fair value assigned to the assets acquired and liabilities assumed at the acquisition dates. These amounts reflect various preliminary fair value estimates and assumptions, and are subject to change within the measurement period as valuations are finalized. The primary areas of preliminary purchase price allocation subject to change relate to the valuation of accounts receivable, prepaid expenses and other current assets, accrued expenses and other current liabilities, and residual goodwill.

Accounts receivable	$1.4
Inventory	1.2
Prepaid expenses and other current assets	0.1
Goodwill (a)	54.5
Residual commission buyouts	12.7
Other intangible assets	20.8
Property, plant and equipment	0.2
Right-of-use assets	1.3
Accounts payable	(2.7)
Accrued expenses and other current liabilities	(1.0)
Deferred revenue	(1.9)
Current lease liabilities	(0.5)
Deferred tax liability	(3.5)
Noncurrent lease liabilities	(0.8)
Net assets acquired	$81.8

(a) $28.1 million of goodwill is deductible for tax purposes and $26.4 million of goodwill is not deductible for tax purposes.
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

(c) The Company agreed to an earnout due to the former shareholders of The Giving Block, calculated as a multiple of revenue earned by The Giving Block from March 1, 2022 to February 28, 2023, not to exceed $246.0 million. Approximately 75% of the earnout was comprised of a combination of RSUs and shares of the Company’s Class A common stock and approximately 25% of the earnout was comprised of cash. The earnout was paid during the three months ended June 30, 2023. The fair value of the earnout was included in the initial purchase consideration and was revalued quarterly through the end of the earnout period as a fair value adjustment within “Revaluation of contingent liabilities” in the Company’s unaudited Condensed Consolidated Statements of Operations.

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
Disaggregated Revenue
Based on similar operational characteristics, the Company’s revenue from contracts with customers is disaggregated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Payments-based revenue	$600.1	$473.9	$1,111.1	$845.4
Subscription and other revenues	36.9	32.8	72.9	63.2
Total	$637.0	$506.7	$1,184.0	$908.6
Based on similar economic characteristics, the Company’s revenue from contracts with customers is disaggregated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Over-time revenue	$627.4	$495.0	$1,165.6	$887.0
Point-in-time revenue	9.6	11.7	18.4	21.6
Total	$637.0	$506.7	$1,184.0	$908.6
Contract Liabilities
The Company charges merchants for various post-contract license support/service fees and annual regulatory compliance fees. These fees typically relate to a period of one year. The Company recognizes the revenue on a straight-line basis over its respective period. As of June 30, 2023 and December 31, 2022, the Company had deferred revenue of $18.1 million and $19.1 million, respectively. The change in the contract liabilities was primarily the result of a timing difference between payment from the customer and the Company’s satisfaction of each performance obligation.
The following reflects the amounts the Company recognized as annual service fees and regulatory compliance fees within “Gross revenue” in the Company’s unaudited Condensed Consolidated Statements of Operations and the amount of such fees that were included in deferred revenue at the beginning of each respective period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Annual service fees and regulatory compliance fees	$10.6	$10.0	$21.4	$19.6
Amount of these fees included in deferred revenue at beginning of period	8.3	8.5	11.0	8.8
Allowance for Doubtful Accounts
The change in the Company’s allowance for doubtful accounts was as follows:

	Six Months Ended June 30,
	2023	2022
Beginning balance	$18.1	$8.0
Additions to expense	5.5	4.3
Write-offs, net of recoveries and other adjustments	(2.0)	(1.5)
Ending balance	$21.6	$10.8

4.Goodwill
The changes in the carrying amount of goodwill were as follows:

Balance at December 31, 2022	$735.0
Focus acquisition (Note 2)	21.9
Restaurant technology partner acquisition (Note 2)	1.1
Purchase price adjustments related to prior period acquisitions	(1.2)
Effect of foreign currency translation	0.3
Balance at June 30, 2023	$757.1
5.Depreciation and Amortization
Amounts charged to expense in the Company’s unaudited Condensed Consolidated Statements of Operations for depreciation and amortization were as follows:

	Amortization			Depreciation
	Residual Commission Buyouts (Note 6)	Other Intangible Assets (Note 7)	Capitalized Customer Acquisition Costs (Note 8)	Equipment Under Lease (Note 9)	Property, Plant and Equipment (Note 10)	Total
Three Months Ended June 30, 2023
Depreciation and amortization expense	$20.7	$5.5	$—	$8.2	$1.5	$35.9
Cost of sales	—	9.2	4.7	—	0.2	14.1
Total depreciation and amortization (a)	$20.7	$14.7	$4.7	$8.2	$1.7	$50.0

Three Months Ended June 30, 2022
Depreciation and amortization expense	$2.3	$6.1	$—	$7.4	$0.9	$16.7
Cost of sales	—	6.3	6.6	—	0.3	13.2
Total depreciation and amortization (b)	$2.3	$12.4	$6.6	$7.4	$1.2	$29.9

Six Months Ended June 30, 2023
Depreciation and amortization expense	$42.3	$10.7	$—	$15.4	$2.8	$71.2
Cost of sales	—	17.5	8.5	—	0.4	26.4
Total depreciation and amortization (c)	$42.3	$28.2	$8.5	$15.4	$3.2	$97.6

Six Months Ended June 30, 2022
Depreciation and amortization expense	$4.2	$13.5	$—	$14.4	$1.9	$34.0
Cost of sales	—	11.7	12.7	—	0.6	25.0
Total depreciation and amortization (d)	$4.2	$25.2	$12.7	$14.4	$2.5	$59.0
(a)    Total amortization of $40.1 million consisted of amortization of acquired intangibles of $29.8 million and amortization of non-acquired intangibles of $10.3 million.
(b)    Total amortization of $21.3 million consisted of amortization of acquired intangibles of $11.7 million and amortization of non-acquired intangibles of $9.6 million.
(c)    Total amortization of $79.0 million consisted of amortization of acquired intangibles of $59.7 million and amortization of non-acquired intangibles of $19.3 million.
(d)    Total amortization of $42.1 million consisted of amortization of acquired intangibles of $24.2 million and amortization of non-acquired intangibles of $17.9 million.

As of June 30, 2023, the estimated amortization expense for each of the five succeeding years and thereafter is as follows:

	Residual Commission Buyouts	Other Intangible Assets	Capitalized Customer Acquisition Costs	Total Amortization
2023 (remaining six months)	$42.7	$34.5	$8.8	$86.0
2024	85.2	65.8	16.3	167.3
2025	83.4	57.3	12.2	152.9
2026	49.9	36.3	6.0	92.2
2027	2.4	24.9	0.6	27.9
Thereafter	5.1	113.6	—	118.7
Total	$268.7	$332.4	$43.9	$645.0
6.Residual Commission Buyouts
Residual commission buyouts, net consisted of the following:

	Weighted Average Amortization Period (in years)	June 30, 2023
		Carrying Value	Accumulated Amortization	Net Carrying Value
Residual commission buyouts from asset acquisitions	4	$317.8	$(61.6)	$256.2
Residual commission buyouts from business combinations	8	13.9	(1.4)	12.5
Total residual commission buyouts		$331.7	$(63.0)	$268.7

	Weighted Average Amortization Period (in years)	December 31, 2022
		Carrying Value	Accumulated Amortization	Net Carrying Value
Residual commission buyouts from asset acquisitions	4	$334.5	$(42.6)	$291.9
Residual commission buyouts from business combinations	8	12.6	(0.6)	12.0
Total residual commission buyouts		$347.1	$(43.2)	$303.9
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
Contingent consideration included in Residual commission buyouts, net as of June 30, 2023 and December 31, 2022 was $13.5 million and $14.2 million, respectively. As of both June 30, 2023 and December 31, 2022, $8.3 million of contingent consideration was related to residual commission buyouts executed under the strategic buyout program which was estimated based on projected attrition rates and other financial metrics within the respective merchant portfolios over the earnout periods. As of June 30, 2023 and December 31, 2022, the maximum contingent consideration for residual buyout commissions executed under the Company’s strategic buyout program was $23.0 million.

7.Other Intangible Assets, Net
Other intangible assets, net consisted of the following:

	Weighted Average Amortization Period (in years)	June 30, 2023
		Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	12	$226.1	$(45.9)	$180.2
Acquired technology	9	127.4	(70.8)	56.6
Trademarks and trade names	13	28.5	(5.2)	23.3
Capitalized software development costs	3	98.2	(25.9)	72.3
Total other intangible assets, net		$480.2	$(147.8)	$332.4

	Weighted Average Amortization Period (in years)	December 31, 2022
		Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	12	$196.3	$(36.4)	$159.9
Acquired technology	10	123.1	(64.1)	59.0
Trademarks and trade names	13	27.2	(3.8)	23.4
Capitalized software development costs	3	80.3	(15.8)	64.5
Total other intangible assets, net		$426.9	$(120.1)	$306.8
8.Capitalized Customer Acquisition Costs, Net
Capitalized customer acquisition costs, net were $43.9 million and $36.1 million at June 30, 2023 and December 31, 2022, respectively. These amounts consist of upfront processing bonuses with a gross carrying value of $87.6 million and $72.3 million less accumulated amortization of $43.7 million and $36.2 million at June 30, 2023 and December 31, 2022, respectively.
Capitalized customer acquisition costs had a weighted average amortization period of four years at both June 30, 2023 and December 31, 2022.

9.Equipment for Lease, Net
Equipment for lease, net consisted of the following:

	Weighted Average Depreciation Period (in years)	June 30, 2023
		Carrying Value	Accumulated Depreciation	Net Carrying Value
Equipment under lease	4	$142.6	$(54.4)	$88.2
Equipment held for lease (a)	N/A	12.6	—	12.6
Total equipment for lease		$155.2	$(54.4)	$100.8

	Weighted Average Depreciation Period (in years)	December 31, 2022
		Carrying Value	Accumulated Depreciation	Net Carrying Value
Equipment under lease	4	$107.7	$(40.3)	$67.4
Equipment held for lease (a)	N/A	13.3	—	13.3
Total equipment for lease, net		$121.0	$(40.3)	$80.7

(a) Represents equipment that was not yet initially deployed to a merchant and, accordingly, is not being depreciated.

10.Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	June 30, 2023	December 31, 2022
Equipment	$18.0	$17.0
Capitalized software	3.8	3.8
Leasehold improvements	16.1	10.4
Furniture and fixtures	1.9	1.3
Vehicles	0.4	0.5
Total property, plant and equipment, gross	40.2	33.0
Less: Accumulated depreciation	(13.2)	(10.7)
Total property, plant and equipment, net	$27.0	$22.3
11.Debt
The Company’s outstanding debt consisted of the following:

	Maturity	Effective Interest Rate	June 30, 2023	December 31, 2022
Convertible Notes due 2025 (2025 Convertible Notes)	December 15, 2025	0.49%	$690.0	$690.0
Convertible Notes due 2027 (2027 Convertible Notes)	August 1, 2027	0.90%	632.5	632.5
Senior Notes due 2026 (2026 Senior Notes)	November 1, 2026	5.13%	450.0	450.0
Total borrowings			1,772.5	1,772.5
Less: Unamortized capitalized financing fees			(26.5)	(30.6)
Total long-term debt			$1,746.0	$1,741.9
Amortization of capitalized financing fees is included within “Interest expense” in the Company’s unaudited Condensed Consolidated Statements of Operations. Amortization of capitalized financing fees was $2.0 million for both the three months ended June 30, 2023 and 2022, respectively, and $4.1 million and $3.9 million for the six months ended June 30, 2023 and 2022, respectively.
Future principal payments
As of June 30, 2023, future principal payments associated with the Company’s long-term debt were as follows:

2025	$690.0
2026	450.0
2027	632.5
Total	$1,772.5
Convertible Notes due 2025
The net carrying amount of the Convertible Senior Notes due 2025 (“2025 Convertible Notes”) was as follows:

	June 30, 2023	December 31, 2022
Principal outstanding	$690.0	$690.0
Unamortized debt issuance costs	(8.1)	(9.7)
Net carrying value	$681.9	$680.3

Senior Notes due 2026
The net carrying amount of the 4.625% Senior Notes due 2026 (“2026 Senior Notes”) was as follows:

	June 30, 2023	December 31, 2022
Principal outstanding	$450.0	$450.0
Unamortized debt issuance costs	(7.4)	(8.6)
Net carrying value	$442.6	$441.4
Convertible Notes due 2027
The net carrying amount of the 0.50% Convertible Senior Notes due 2027 (“2027 Convertible Notes”) was as follows:

	June 30, 2023	December 31, 2022
Principal outstanding	$632.5	$632.5
Unamortized debt issuance costs	(10.3)	(11.5)
Net carrying value	$622.2	$621.0
Revolving Credit Facility
In June 2023, Shift4 Payments, LLC amended its Amended and Restated First Lien Credit Agreement (the “Second Amended Credit Agreement”) to transition the reference rate of its Revolving Credit Facility from LIBOR to SOFR, effective July 1, 2023. All other terms of the Second Amended Credit Agreement remain unchanged. See Note 24 for more information.
Borrowing capacity on the Company’s Revolving Credit Facility was $100.0 million as of June 30, 2023.
Restrictions and Covenants
The 2025 Convertible Notes, 2026 Senior Notes, 2027 Convertible Notes (collectively, the “Notes”) and Revolving Credit Facility include certain restrictions on the ability of Shift4 Payments, LLC to make loans, advances, or pay dividends to Shift4 Payments, Inc.
At June 30, 2023 and December 31, 2022, the Company was in compliance with all financial covenants.
Other than as provided above, there are no significant changes to the information disclosed in the 2022 Form 10-K.
12.Other Consolidated Balance Sheet Components
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following:

	June 30, 2023	December 31, 2022
Prepaid insurance	$1.4	$3.2
Taxes receivable	3.3	1.8
Crypto settlement assets	2.6	1.8
Other prepaid expenses (a)	7.8	7.3
Other current assets	1.4	1.3
Total prepaid expenses and other current assets	$16.5	$15.4

(a) Includes prepayments related to information technology, rent, tradeshows and conferences.

Accrued expenses and other current liabilities
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2023	December 31, 2022
Contingent liability earnouts for acquisitions (a)	$29.7	$34.9
Contingent liability earnouts for assets acquired	9.6	10.0
Residuals payable	11.1	8.9
Accrued interest	4.8	4.9
Accrued payroll	19.5	10.0
Taxes payable	5.7	4.4
Crypto settlement liabilities	2.6	1.8
TRA liability (Note 14)	1.7	—
Other current liabilities	4.5	5.1
Total accrued expenses and other current liabilities	$89.2	$80.0

(a) As of June 30, 2023, primarily represents the fair value of the contingent liability earnout for Online Payments Group. As of December 31, 2022, primarily represents the fair value of the contingent liability earnouts for The Giving Block and Online Payments Group. See Note 2 for more information.

Other noncurrent assets
Other noncurrent assets consisted of the following:

	June 30, 2023	December 31, 2022
Indemnification asset	$4.6	$7.5
Cloud computing implementation costs	3.6	—
Prepaid expenses and other noncurrent assets	2.1	3.0
Contract assets (a)	0.4	0.4
Total other noncurrent assets	$10.7	$10.9

(a) There was no allowance for contract assets as of June 30, 2023 and December 31, 2022.

Other noncurrent liabilities
Other noncurrent liabilities consisted of the following:

	June 30, 2023	December 31, 2022
Contingent liability earnouts for acquisitions (a)	$17.9	$10.3
Contingent liability earnouts for assets acquired	0.5	—
Taxes payable (b)	5.1	9.9
Deferred revenue	2.3	2.8
TRA liability (Note 14)	1.3	1.7
Other noncurrent liabilities	1.6	1.8
Total other noncurrent liabilities	$28.7	$26.5

(a) Primarily represents the fair value of the contingent liability earnout for Online Payments Group. See Note 2 for more information.
(b) Includes uncertain tax positions of $3.0 million and $8.0 million as of June 30, 2023 and December 31, 2022, respectively. See Note 14 for more information.

13.Fair Value Measurement
U.S. GAAP defines a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).
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
In conjunction with the acquisition of Online Payments Group on September 29, 2022, the Company entered into a contingent consideration agreement that requires the Company to pay up to $60.0 million if key customers of Online Payments Group contribute a certain amount of revenue for the twelve months ending September 28, 2023 and the twenty-four months ending September 28, 2024. The fair value of the contingent consideration was estimated using a Monte-Carlo simulation model, which included significant unobservable Level 3 inputs, such as projected revenues over the earnout period along with estimates for revenue volatility of 49.0% and 54.4% as of June 30, 2023 and December 31, 2022, respectively, and the discount rate of 7.6% and 7.2% as of June 30, 2023 and December 31, 2022, respectively. See Note 2 for more information on the terms of the earnout agreement. The Company recognized fair value adjustments to the contingent liability for Online Payments Group of $5.4 million and $12.4 million for the three and six months ended June 30, 2023, respectively, primarily due to an increase in projected revenues over the earnout period. The fair value adjustments are recognized in “Revaluation of contingent liabilities” on the Company’s unaudited Condensed Consolidated Statements of Operations. The estimated fair value of the contingent consideration was $45.6 million as of June 30, 2023, of which $28.1 million is recognized in “Accrued expenses and other current liabilities” and $17.5 million is recognized in “Other noncurrent liabilities” on the Company’s unaudited Condensed Consolidated Balance Sheets.
In conjunction with the acquisition of The Giving Block on February 28, 2022, the Company entered into a contingent consideration agreement that required the Company to pay up to $246.0 million if certain revenue thresholds of the acquired business were achieved for the twelve months ending February 28, 2023. Prior to the final measurement date, the fair value of the contingent consideration was estimated using a Monte-Carlo simulation model, which included significant unobservable Level 3 inputs, such as projected revenues over the earnout period, estimates for revenue volatility, and the discount rate. See Note 2 for more information on the terms of the earnout agreement. The earnout, valued at $10.2 million as of March 31, 2023, reflects the final measurement of the earnout payment. The Company recognized a fair value adjustment to the contingent liability for The Giving Block of $(0.4) million for the six months ended June 30, 2023 due to the final measurement of the earnout payment. The fair value adjustment is recognized in “Revaluation of contingent liabilities” on the Company’s unaudited Condensed Consolidated Statements of Operations.
In conjunction with the acquisitions of certain restaurant technology partners in 2022 and 2023, the Company entered into contingent consideration agreements that require the Company to pay up to an aggregate of $6.5 million. The fair values of the contingent consideration were estimated using Monte-Carlo simulation models, which included significant unobservable Level 3 inputs, such as projected performance over the earnout periods and discount rates ranging from 7.1% to 7.4% as of June 30, 2023 and from 5.1% to 6.7% as of December 31, 2022. See Note 2 for more information on the terms of the earnout agreements. The Company recognized fair value adjustments to the contingent liability for the restaurant technology partners of $0.1 million and $0.6 million for the three and six months ended June 30, 2023, respectively, primarily due to an increase in expected performance over the earnout period. The fair value adjustments are recognized in “Revaluation of contingent liabilities” on the Company’s unaudited Condensed Consolidated Statements of Operations. The estimated fair value of the contingent consideration is $2.0 million as of June 30, 2023, of which $1.6 million is recognized in “Accrued expenses and other current liabilities” and $0.4 million is recognized in “Other noncurrent liabilities” on the Company’s unaudited Condensed Consolidated Balance Sheets.

In conjunction with residual commission buyouts and the acquisition of other intangible assets, the Company entered into contingent consideration agreements that require the Company to pay up to an aggregate of $24.8 million. The fair values of the contingent consideration were estimated based on the projected attrition rates and other financial metrics within the respective merchant portfolios over the earnout periods. The estimated fair value of the contingent consideration related to assets acquired is $10.1 million as of June 30, 2023, of which $9.6 million is recognized in “Accrued expenses and other current liabilities” and $0.5 million is recognized in “Other noncurrent liabilities” on the Company’s Consolidated Balance Sheets.
The table below provides a reconciliation of the beginning and ending balances for the Level 3 contingent liabilities:

	Six Months Ended June 30, 2023
	Contingent Liabilities for Acquisitions	Contingent Liabilities for Assets Acquired	Total Contingent Liabilities
Balance at beginning of period	$45.2	$10.0	$55.2
Contingent consideration	0.3	1.8	2.1
Contingent liabilities that achieved earnout	(10.5)	(0.2)	(10.7)
Write-off of contingent liabilities that did not achieve earnout	—	(1.5)	(1.5)
Fair value adjustments	12.6	—	12.6
Balance at end of period	$47.6	$10.1	$57.7
Fair value adjustments for contingent liabilities for acquisitions are recorded within “Revaluation of contingent liabilities” in the Company’s unaudited Condensed Consolidated Statements of Operations. There were no transfers into or out of Level 3 during the six months ended June 30, 2023.
The estimated fair value of the Company’s outstanding debt using quoted prices from over-the-counter markets, considered Level 2 inputs, was as follows:

	June 30, 2023		December 31, 2022
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
2025 Convertible Notes	$681.9	$752.7	$680.3	$686.9
2027 Convertible Notes	622.2	565.1	621.0	533.7
2026 Senior Notes	442.6	423.5	441.4	423.0
Total	$1,746.7	$1,741.3	$1,742.7	$1,643.6

(a) Carrying value excludes unamortized debt issuance costs related to the Revolving Credit Facility of $0.7 million and $0.8 million as of June 30, 2023 and December 31, 2022, respectively.
The estimated fair value of the Company’s investments in securities was $56.0 million and $47.1 million as of June 30, 2023 and December 31, 2022, respectively. These non-marketable equity investments have no readily determinable fair values and are measured using the measurement alternative, which is defined as cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. Adjustments for these investments, if any, are recorded in “Unrealized gain on investments in securities” on the Company’s unaudited Condensed Consolidated Statements of Operations. The Company recognized fair value adjustments to its investments in securities of $8.9 million for the six months ended June 30, 2023, respectively, the entire amount of which related to securities still held as of June 30, 2023, based on secondary offerings of identical securities by the respective companies in 2023. The Company has recognized cumulative fair value adjustments to its investments in securities of $24.0 million.
The estimated fair value of the Company’s crypto settlement assets and crypto settlement liabilities was $2.6 million and $1.8 million as of June 30, 2023 and December 31, 2022, respectively. There are no active markets for the Company’s crypto settlement liabilities and the corresponding crypto settlement assets. Accordingly, the Company has valued the assets and liabilities using quoted prices from active cryptocurrency exchanges for the underlying crypto assets, considered Level 2 inputs.
Other financial instruments not measured at fair value on the Company’s unaudited Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022 include cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, other noncurrent assets, accounts payable, accrued expenses and other current liabilities, and other noncurrent liabilities, as their estimated fair values reasonably approximate their carrying value as reported on the Company’s unaudited Condensed Consolidated Balance Sheets.

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
The Company has assessed the realizability of the net deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has recorded a full valuation allowance against the deferred tax assets at Shift4 Payments, Inc. as of June 30, 2023, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.
The Company’s effective tax rate was (9.9)% and (13.7)% for the three and six months ended June 30, 2023, respectively. The Company’s effective tax rate was 6.3% and (152.9)% for the three and six months ended June 30, 2022, respectively. The effective tax rate for the three and six months ended June 30, 2023 was different than the U.S. federal statutory income tax rate of 21% primarily due to the income allocated to the noncontrolling interest, the full valuation allowances on Shift4 Payments, Inc. and certain corporate subsidiaries in the U.S and a $1.5 million tax benefit related to the valuation allowance release due to acquired deferred tax liabilities from Focus. In addition, the six months ended June 30, 2023 includes a $4.8 million tax benefit related to the valuation allowance release due to a legal entity restructuring. The effective tax rate for the three and six months ended June 30, 2022 was different than the U.S. federal statutory income tax rate of 21% primarily due to the loss allocated to the noncontrolling interest and the full valuation allowance on Shift4 Payments, Inc. and certain corporate subsidiaries in the U.S. In addition, the six months ended June 30, 2022 includes a $6.4 million income tax benefit related to the valuation allowance release due to acquired deferred tax liabilities from The Giving Block.
Uncertain Tax Positions
The effects of uncertain tax positions are recognized in the condensed consolidated financial statements if these positions meet a “more-likely-than-not” threshold. For those uncertain tax positions that are recognized in the condensed consolidated financial statements, liabilities are established to reflect the portion of those positions it cannot conclude “more-likely-than-not” to be realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits within “Income tax (provision) benefit” in the Company’s unaudited Condensed Consolidated Statements of Operations. Accrued interest and penalties, if any, are included within “Deferred tax liability” in the Company’s Condensed Consolidated Balance Sheets. As of June 30, 2023 and December 31, 2022, $3.0 million and $8.0 million, respectively, of uncertain tax positions were recognized within “Other noncurrent liabilities” in the Company’s unaudited Condensed Consolidated Balance Sheets, which were recognized in conjunction with acquisitions.
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

As of June 30, 2023 and December 31, 2022, the Company recognized a TRA liability of $3.0 million and $1.7 million, respectively, after concluding it was probable that, based on estimates of future taxable income, the Company will realize tax benefits associated with the TRA. As of June 30, 2023, $1.7 million was recognized in “Accrued expenses and other current liabilities” and $1.3 million was recognized in “Other noncurrent liabilities” on the Company’s unaudited Condensed Consolidated Balance Sheets. As of December 31, 2022, $1.7 million was recognized in “Other noncurrent liabilities” on the Company’s unaudited Condensed Consolidated Balance Sheets. As of June 30, 2023, the Company has not recognized the remaining $297.5 million liability under the TRA after concluding it was not probable that the Company will be able to realize the remaining tax benefits based on estimates of future taxable income. No payments were made to the Continuing Equity Owners pursuant to the TRA during the three and six months ended June 30, 2023 and 2022. The estimation of liability under the tax receivable agreement is by its nature imprecise and subject to significant assumptions regarding the amount, character, and timing of the taxable income of Shift4 Payments, Inc. in the future. If the valuation allowance recorded against the deferred tax assets applicable to the tax attributes referenced above is released in a future period, the remaining TRA liability may be considered probable at that time and recorded within earnings.
If Rook were to exchange any of its LLC Interests subsequent to June 30, 2023, such exchanges could generate additional deferred tax assets and TRA liability. As of December 31, 2022, the estimated impact of the exchange of all of Rook’s LLC Interests was an additional deferred tax asset of approximately $457.3 million and a TRA liability of approximately $388.7 million. The actual amounts as of June 30, 2023 could differ materially from those disclosed as of December 31, 2022 as they are impacted by the timing of the exchanges, the valuation of corporate subsidiaries, the price of the Company’s shares of Class A common stock at the time of the exchange, and the tax rates then in effect.
Inflation Reduction Act
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. The IRA includes implementation of a new alternative minimum tax, an excise tax on stock repurchases, and significant tax incentives for energy and climate initiatives, among other provisions. During the three and six months ended June 30, 2023, the Company recognized $0.5 million of excise tax in connection with its stock repurchases. See Note 18 for further information. The Company is evaluating the provisions included under the IRA and does not expect the provisions to have a material impact to the Company's condensed consolidated financial statements.
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
Total lease income for the three and six months ended June 30, 2023 was $5.2 million and $10.5 million, respectively, and $4.4 million and $8.7 million for the three and six months ended June 30, 2022, respectively. Variable lease income was not material for the three and six months ended June 30, 2023 or 2022.
The Company expects to receive future minimum lease payments for hardware provided under the Company’s SaaS agreements of $11.9 million from July 1, 2023 through June 30, 2024. See Note 3 and Note 9 for more information on the accounting for these operating leases.
16.Related Party Transactions
The Company has a service agreement with Jared Isaacman, the Company’s Chief Executive Officer and founder (“Founder”), including access to aircrafts and a property. Total expense for this service, which is included in “General and administrative expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations, was $0.3 million and $0.5 million for the three and six months ended both June 30, 2023 and 2022. There were no amounts outstanding at June 30, 2023 or December 31, 2022. In addition, during the six months ended June 30, 2023, the Company made $2.2 million of tax distributions to noncontrolling interests, which are included in “Distributions to noncontrolling interests” in the Company’s unaudited Condensed Consolidated Statements of Cash Flows.

In November 2021, the Company implemented a one-time discretionary equity award program for non-management employees. The Founder agreed to fund 50% of this program through a contribution of shares of his Class C common stock. As of June 30, 2023, the expected contribution from the Founder totaled 698,819 shares of his Class C common stock. The one-time discretionary equity award program will vest in three equal installments annually beginning in the third year. Vesting of the awards is subject to the continued employment of non-management employees.
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
In March 2021, the Founder, through a wholly-owned special purpose vehicle (“SPV”), entered into a variable prepaid forward contract (“VPF Contract”) with an unaffiliated dealer (“Dealer”), covering approximately 2.0 million shares of the Company’s Class A common stock. The VPF Contract settles on specified dates in February, March and April 2023, at which time the actual number of shares of the Company’s Class A common stock to be delivered by the SPV will be determined based on the price of the Company’s Class A common stock on such dates relative to the forward floor price of $73.19 per share and the forward cap price of $137.24 per share, with the aggregate number not to exceed approximately 2.0 million shares, which is the number of shares of the Company’s Class B common stock and LLC units pledged by Rook to secure its obligations under the contract. Subject to certain conditions, the SPV can also elect to settle the VPF Contract in cash and thereby retain full ownership of the pledged shares and units. During the six months ended June 30, 2023, 1,997,133 shares of the Company’s Class B common stock owned by the SPV were effectively converted to Class A common stock and delivered to the SPV through the VPF Contract.
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
17.Commitments and Contingencies
From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm the Company’s business. In August 2021, TSYS, a Global Payments company and an important vendor to the Company, experienced a significant platform outage resulting in a payment processing service disruption that lasted for several hours. TSYS is utilized by many major credit card issuers and payment processors, which meant the impact of the outage was felt by many card-accepting merchants and cardholders across the nation. The Company took steps to lessen the financial impact to its merchants and partners due to the TSYS outage. In June 2023, the Company agreed to a settlement of $0.9 million of insurance proceeds as compensation for the outage and has released TSYS from further liability related to the outage.
The Company is currently not aware of any legal proceedings or claims that the Company believes will have a material adverse effect on its business, financial condition or operating results.

18.Stockholders’ Equity
Stock Repurchases
In 2021 and 2022, the Company’s Board of Directors (the “Board”) authorized three sequential stock repurchase programs (the “Prior Programs”), pursuant to which the Company was authorized to repurchase up to an aggregate of $250.0 million of shares of its Class A common stock through December 31, 2022. Repurchases under the Prior Programs were able to be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and corporate needs. Open market repurchases were structured to occur within the pricing and volume requirements of Rule 10b-18. The third of these Prior Programs expired on December 31, 2022.
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
During the three and six months ended June 30, 2023, the Company repurchased 1,515,000 shares of Class A common stock under the May 2023 Program for $97.3 million, including commissions paid and accrued excise tax, at an average price paid of $63.89 per share. During the six months ended June 30, 2022, the Company repurchased 3,887,191 shares of Class A common stock under the Prior Programs for $184.4 million, including commissions paid, at an average price paid of $47.40 per share.
Repurchased shares of common stock that have not been retired are recorded as “Treasury stock” on the Company’s unaudited Condensed Consolidated Balance Sheets. Upon retirement, the Company allocates the value of treasury stock between Additional paid-in capital and Retained earnings. During the six months ended June 30, 2023, the Company retired 1,515,000 shares of Class A common stock it had repurchased under the May 2023 Program. There were no shares of treasury stock outstanding as of June 30, 2023 or December 31, 2022.
19.Noncontrolling Interests
Shift4 Payments, Inc. is the sole managing member of Shift4 Payments, LLC, and consolidates the financial results of Shift4 Payments, LLC. The noncontrolling interests balance represents the economic interest in Shift4 Payments, LLC held by Rook. The following table summarizes the ownership of LLC Interests in Shift4 Payments, LLC:

	June 30, 2023		December 31, 2022
	LLC Interests	Ownership %	LLC Interests	Ownership %
Shift4 Payments, Inc.	58,251,699	71.0%	57,121,314	68.9%
Rook	23,831,883	29.0%	25,829,016	31.1%
Total	82,083,582	100.0%	82,950,330	100.0%
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
As of June 30, 2023, a maximum of 814,669 shares of the Company’s Class A common stock were available for issuance under the Restated Equity Plan.

RSUs and PRSUs
RSUs represent the right to receive shares of the Company’s Class A common stock at a specified date in the future.
The RSU activity for the six months ended June 30, 2023 was as follows:

	Six Months Ended June 30, 2023
	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2022	2,465,355	$47.57
Granted	1,355,549	64.20
Vested	(594,533)	36.50
Forfeited or cancelled	(332,328)	54.67
Unvested balance at June 30, 2023	2,894,043	$56.70
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
The Company recognized equity-based compensation expense of $13.1 million and $34.0 million for the three and six months ended June 30, 2023, respectively, and $9.3 million and $26.2 million for the three and six months ended June 30, 2022, respectively. As of June 30, 2023, the Company had $122.2 million of total unrecognized equity-based compensation expense related to outstanding RSUs and PRSUs, which is expected to be recognized over a weighted-average period of 3.07 years.

21.Basic and Diluted Net Income per Share
Basic net income per share has been computed by dividing net income attributable to common shareholders by the weighted average number of shares of common stock outstanding for the same period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period in which the shares were outstanding. Diluted net income per share has been computed in a manner consistent with that of basic net income per share while giving effect to all shares of potentially dilutive common stock that were outstanding during the period. The following table presents the calculation of basic and diluted net income per share under the two-class method:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$36.8	$15.0	$57.2	$1.8
Less: Net income (loss) attributable to noncontrolling interests	11.7	4.7	17.3	(1.0)
Net income attributable to Shift4 Payments, Inc.	25.1	10.3	39.9	2.8
Adjustment to net income attributable to common stockholders	—	—	—	0.1
Net income attributable to common stockholders	$25.1	$10.3	$39.9	$2.9

Numerator - allocation of net income attributable to common stockholders:
Net income allocated to Class A common stock - basic	$24.2	$9.6	$38.4	$2.7
Reallocation of net income attributable to common stockholders from assumed conversion of LLC interests and assumed vesting of RSUs	0.2	4.7	0.2	(1.0)
Net income allocated to Class A common stock - diluted	$24.4	$14.3	$38.6	$1.7

Net income allocated to Class C common stock - basic	$0.9	$0.7	$1.5	$0.2
Reallocation of net income attributable to common stockholders from assumed conversion of LLC interests and assumed vesting of RSUs	—	—	(0.1)	(0.1)
Net income allocated to Class C common stock - diluted	$0.9	$0.7	$1.4	$0.1

Denominator:
Weighted average shares of Class A common stock outstanding - basic	56,914,370	51,790,403	56,079,923	51,958,494
Effect of dilutive securities:
LLC Interests	—	26,087,399	—	26,179,515
RSUs	1,259,254	637,078	1,364,146	685,059
Weighted average shares of Class A common stock outstanding - diluted	58,173,624	78,514,880	57,444,069	78,823,068

Weighted average shares of Class C common stock outstanding - basic and diluted	2,061,569	4,006,159	2,151,111	4,283,096

Net income per share - Basic:
Class A common stock	$0.43	$0.19	$0.68	$0.05
Class C common stock	$0.43	$0.19	$0.68	$0.05
Net income per share - Diluted:
Class A Common Stock	$0.42	$0.18	$0.67	$0.02
Class C Common Stock	$0.42	$0.18	$0.67	$0.02

The following were excluded from the calculation of diluted net income per share as the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
LLC Interests that convert into potential Class A common shares	23,852,259	—	24,688,216	—
RSUs and performance RSUs	60,958	1,010,217	60,958	1,010,217
Total	23,913,217	1,010,217	24,749,174	1,010,217
For the three and six months ended June 30, 2023, the Company has excluded from the calculation of diluted net income per share the effect of the following:
•the conversion of the 2025 Convertible Notes and 2027 Convertible Notes, as the last reported sales price of the Company’s Class A common stock was not greater than or equal to 130% of the conversion price for 20 trading days during a period of 30 consecutive trading days prior to June 30, 2023, per the terms of the agreement, and
•shares of the Company’s Class A common stock to be issued in connection with the earnouts due to the former shareholders of Online Payments Group and certain restaurant technology partners. See Note 2 for more information about shares to be issued in connection with earnouts.
For the three and six months ended June 30, 2022, the Company has excluded from the calculation of diluted net income per share the effect of the following:
•the conversion of the 2025 Convertible Notes and 2027 Convertible Notes, as the last reported sales price of the Company’s Class A common stock was not greater than or equal to 130% of the conversion price for 20 trading days during a period of 30 consecutive trading days prior to June 30, 2022, per the terms of the agreement, and
•shares of the Company’s Class A common stock to be issued in connection with the earnout due to the former shareholders of The Giving Block. See Note 2 for more information about shares to be issued in connection with earnouts.
The Company will pay in cash the $690.0 million principal of the 2025 Convertible Notes and the $632.5 million principal of the 2027 Convertible Notes with any excess to be paid or delivered in cash or shares of the Company’s Class A common stock or a combination of both at the Company’s election.
22.Supplemental Cash Flows Information
Supplemental cash flows disclosures and noncash information consisted of the following:

	Six Months Ended June 30,
	2023	2022
Cash paid for interest	$12.0	$12.4
Cash paid for income taxes, net of refunds	3.3	0.1
Noncash investing activities
Shares and equity-based compensation awards issued in connection with acquisitions	10.2	36.5
Shares issued in connection with assets acquired	0.9	0.6
Contingent consideration for acquisitions	0.3	57.8
Contingent consideration for assets acquired	1.8	—
Equipment for lease	3.6	2.0
Capitalized software development costs	1.5	1.6
Acquisition of property, plant and equipment	3.3	—
Noncash financing activities
Right-of-use assets obtained in exchange for operating lease liabilities	3.8	0.5
Accrued excise tax	0.5	—

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
The following table summarizes gross revenue by revenue type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2022	2022
Payments-based revenue	$600.1	$473.9	$1,111.1	$845.4
Subscription and other revenues	36.9	32.8	72.9	63.2
Gross revenue	$637.0	$506.7	$1,184.0	$908.6
24.Subsequent Events
Revolving Credit Facility Amendment
Shift4 Payments, LLC amended its Amended and Restated First Lien Credit Agreement (the “Second Amended Credit Agreement”) to transition the reference rate of its Revolving Credit Facility from LIBOR to SOFR, effective July 1, 2023. All other terms of the Second Amended Credit Agreement remain unchanged.
Loans incurred under the Revolving Credit Facility bear interest at the Company’s option at either the SOFR rate plus a margin ranging from 3.00% to 3.50% per year or the alternate base rate (the highest of the Federal Funds rate plus 0.50%, or the prime rate announced from time to time in The Wall Street Journal) plus a margin ranging from 2.00% to 2.50% per year (such margins being referred to as the “Applicable Rate”). The Applicable Rate varies depending on the Company’s total leverage ratio (as defined in the Amended Credit Agreement). The alternate base rate and the SOFR rate are each subject to a zero percent floor.

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
Our end-to-end payments offering combines our payments platform, including our proprietary gateway and breadth of software integrations, and our suite of technology solutions to create a compelling value proposition for our merchants. Our end-to-end payment volume was $26.8 billion and $16.9 billion for the three months ended June 30, 2023 and 2022, respectively, and $49.1 billion and $30.3 billion for the six months ended June 30, 2023 and 2022, respectively.
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
Recent Acquisitions
Focus
On April 3, 2023, we acquired Focus POS Systems (“Focus”) for $45.2 million of total purchase consideration, net of cash acquired. This acquisition adds Focus’s POS software to our suite of software and payment processing solutions and strengthens our distribution network.
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
Cost of sales consists of interchange and processing fees, residual commissions, equipment and other costs of sales:
Interchange and processing fees represent payments to card issuing banks and assessments paid to card associations based on transaction processing volume. These also include fees incurred by third-parties for data transmission and settlement of funds, such as processors and our sponsor bank.
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
Revaluation of contingent liabilities represents adjustments to the fair value of contingent liabilities associated with acquisitions.
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
Other (expense) income, net primarily consists of other non-operating items.
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
Net income attributable to noncontrolling interests arises from net income from the non-owned portion of businesses where we have a controlling interest but less than 100% ownership. This represents the noncontrolling interests in Shift4 Payments, LLC and its consolidated subsidiaries, which is comprised of the income allocated to Continuing Equity Owners as a result of their proportional ownership of LLC Interests.

Comparison of Results for the Three Months Ended June 30, 2023 and 2022
The following table sets forth the consolidated statements of operations for the periods presented:

	Three Months Ended June 30,
(in millions)	2023	2022	$ change	% change
Payments-based revenue	$600.1	$473.9	$126.2	26.6%
Subscription and other revenues	36.9	32.8	4.1	12.5%
Gross revenue	637.0	506.7	130.3	25.7%
Network fees	(408.9)	(324.1)	(84.8)	26.2%
Other costs of sales (exclusive of certain depreciation and amortization expense shown separately below)	(61.2)	(76.8)	15.6	(20.3)%
General and administrative expenses	(82.1)	(58.4)	(23.7)	40.6%
Revaluation of contingent liabilities	(5.6)	0.3	(5.9)	NM
Depreciation and amortization expense (a)	(35.9)	(16.7)	(19.2)	115.0%
Professional fees	(5.4)	(5.2)	(0.2)	3.8%
Advertising and marketing expenses	(4.0)	(2.9)	(1.1)	37.9%
Income from operations	33.9	22.9	11.0	48.0%
Interest income	8.8	1.4	7.4	NM
Other (expense) income, net	(0.4)	0.1	(0.5)	NM
Change in TRA liability	(0.8)	—	(0.8)	NM
Interest expense	(8.0)	(8.4)	0.4	(4.8)%
Income before income taxes	33.5	16.0	17.5	109.4%
Income tax benefit (provision)	3.3	(1.0)	4.3	NM
Net income	36.8	15.0	21.8	145.3%
Net income attributable to noncontrolling interests	11.7	4.7	7.0	148.9%
Net income attributable to Shift4 Payments, Inc.	$25.1	$10.3	$14.8	143.7%
(a)Depreciation and amortization expense includes depreciation of equipment under lease of $8.2 million and $7.4 million for the three months ended June 30, 2023 and 2022, respectively.
Gross revenue
Gross revenue was $637.0 million for the three months ended June 30, 2023, compared to $506.7 million for the three months ended June 30, 2022, an increase of $130.3 million or 25.7%. Gross revenue is comprised of payments-based revenue and subscription and other revenues.
Payments-based revenue was $600.1 million for the three months ended June 30, 2023, compared to $473.9 million for the three months ended June 30, 2022, an increase of $126.2 million or 26.6%. The increase in payments-based revenue was primarily driven by the increase in end-to-end payment volume of $9.9 billion, or 58.8%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. End-to-end payment volume growth outpaced payments-based revenue growth primarily due to our continued onboarding of larger merchants.
Subscription and other revenues were $36.9 million for the three months ended June 30, 2023, compared to $32.8 million for the three months ended June 30, 2022, an increase of $4.1 million or 12.5%. The increase in subscription and other revenues was primarily driven by our recent acquisitions, which collectively contributed an additional $3.8 million to subscription and other revenues in the three months ended June 30, 2023, compared to the three months ended June 30, 2022. In addition, SaaS fee revenue increased by $2.5 million, partially offset by a $1.6 million decrease in software license sales.
Network fees
Network fees were $408.9 million for the three months ended June 30, 2023, compared to $324.1 million for the three months ended June 30, 2022, an increase of $84.8 million or 26.2%. This increase was correlated with the increase in end-to-end payment volume as described above.
Gross revenue less network fees was $228.1 million for the three months ended June 30, 2023, compared to $182.6 million for the three months ended June 30, 2022, an increase of $45.5 million or 24.9%. The increase in gross revenue less network fees was largely correlated with the increase in end-to-end payment volume. See “Key Performance Indicators and Non-GAAP Measures” below for a reconciliation of gross profit to gross revenue less network fees.

Other costs of sales
Other costs of sales was $61.2 million for the three months ended June 30, 2023, compared to $76.8 million for the three months ended June 30, 2022, a decrease of $15.6 million, or 20.3%. This decrease was primarily driven by:
•lower residual commissions, which decreased other costs of sales $21.1 million, primarily driven by our strategic buyout program executed in the third quarter of 2022; and
•lower capitalized customer acquisition cost amortization, which decreased other costs of sales $1.9 million, primarily due to the impact of changing the useful life of capitalized customer acquisition costs from three years to four years, effective October 1, 2022;
partially offset by:
•our recent acquisitions, which collectively increased other costs of sales $4.8 million; and
•higher capitalized software development cost amortization, which increased other costs of sales $2.7 million, primarily due to an increase in capitalized costs.
General and administrative expenses
General and administrative expenses were $82.1 million for the three months ended June 30, 2023, compared to $58.4 million for the three months ended June 30, 2022, an increase of $23.7 million or 40.6%. The increase was primarily driven by higher compensation and other employee-related expenses of $11.3 million, primarily as a result of our continued growth and expansion, in addition to restructuring expenses incurred during the three months ended June 30, 2023. In addition, our recent acquisitions collectively increased general and administrative expenses $8.3 million in the three months ended June 30, 2023 compared to the three months ended June 30, 2022.
Revaluation of contingent liabilities
Revaluation of contingent liabilities of $5.6 million and $(0.3) million for the three months ended June 30, 2023 and 2022, respectively, is primarily driven by fair value adjustments to contingent liabilities arising from acquisitions we completed in 2022.
Depreciation and amortization expense
Depreciation and amortization expense was $35.9 million for the three months ended June 30, 2023, compared to $16.7 million for the three months ended June 30, 2022, an increase of $19.2 million or 115.0%. The increase was primarily driven by higher residual commission buyout amortization of $18.1 million due to the significant amount of residual commission buyouts completed in 2022. In addition, amortization of new intangible assets as a result of acquisitions collectively increased amortization expense $3.3 million in the three months ended June 30, 2023. This is offset by a decline in other intangible asset amortization of $3.1 million in the three months ended June 30, 2023, compared to the three months ended June 30, 2022, driven by intangibles that reached the end of their useful life.
Advertising and marketing expenses
Advertising and marketing expenses were $4.0 million for the three months ended June 30, 2023, compared to $2.9 million for the three months ended June 30, 2022, an increase of $1.1 million or 37.9%. The increase was primarily driven by an increase in sponsorship expenses.
Interest income
Interest income was $8.8 million for the three months ended June 30, 2023, compared to $1.4 million for the three months ended June 30, 2022, an increase of $7.4 million. The increase was primarily driven by a higher weighted average interest rate earned on our cash and cash equivalents.
Change in TRA liability
The change in TRA liability resulted in $0.8 million of non-cash expense for the three months ended June 30, 2023. There was no corresponding expense for the three months ended June 30, 2022. See Note 14 to the accompanying unaudited condensed consolidated financial statements for more information on the TRA.

Income tax benefit (provision)
The effective tax rate for the three months ended June 30, 2023 was (9.9)%, compared to the effective tax rate for the three months ended June 30, 2022 of 6.3%.
The effective tax rate for the three months ended June 30, 2023 was different than the U.S. federal statutory income tax rate of 21% primarily due to the income allocated to the noncontrolling interest, the full valuation allowances on Shift4 Payments, Inc. and certain corporate subsidiaries in the U.S. and a $1.5 million tax benefit related to the valuation allowance release due to acquired deferred tax liabilities from Focus. The effective tax rate for the three months ended June 30, 2022 was different than the U.S. federal statutory income tax rate of 21% primarily due to the loss allocated to the noncontrolling interest and the full valuation allowance on Shift4 Payments, Inc. and certain corporate subsidiaries in the United States.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests of Shift4 Payments, LLC was $11.7 million for the three months ended June 30, 2023, compared to $4.7 million for the three months ended June 30, 2022.
Gross revenue
Gross revenue was $1,184.0 million for the six months ended June 30, 2023, compared to $908.6 million for the six months ended June 30, 2022, an increase of $275.4 million or 30.3%. Gross revenue is comprised of payments-based revenue and subscription and other revenues.
Payments-based revenue was $1,111.1 million for the six months ended June 30, 2023, compared to $845.4 million for the six months ended June 30, 2022, an increase of $265.7 million or 31.4%. The increase in payments-based revenue was primarily driven by the increase in end-to-end payment volume of $18.8 billion, or 61.9%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. End-to-end payment volume growth outpaced payments-based revenue growth primarily due to our continued onboarding of larger merchants.
Subscription and other revenues were $72.9 million for the six months ended June 30, 2023, compared to $63.2 million for the six months ended June 30, 2022, an increase of $9.7 million or 15.3%. The increase in subscription and other revenues was driven primarily by acquisitions, which collectively contributed $6.7 million more to subscription and other revenues in the six months ended June 30, 2023, compared to the six months ended June 30, 2022. In addition, SaaS fee revenue increased by $5.6 million, partially offset by a $3.4 million decrease in software license sales.
Network fees
Network fees were $755.9 million for the six months ended June 30, 2023, compared to $577.2 million for the six months ended June 30, 2022, an increase of $178.7 million or 31.0%. This increase was correlated with the increase in end-to-end payment volume as described above.
Gross revenue less network fees was $428.1 million for the six months ended June 30, 2023, compared to $331.4 million for the six months ended June 30, 2022, an increase of $96.7 million or 29.2%. The increase in gross revenue less network fees was largely correlated with the increase in end-to-end payment volume. See “Key Performance Indicators and Non-GAAP Measures” below for a reconciliation of gross profit to gross revenue less network fees.
Other costs of sales
Other costs of sales was $115.8 million for the six months ended June 30, 2023, compared to $141.0 million for the six months ended June 30, 2022, a decrease of $25.2 million, or 17.9%. This decrease was primarily driven by:
•lower residual commissions, which decreased other costs of sales $35.5 million, primarily driven by our strategic buyout program executed in the third quarter of 2022; and
•lower capitalized customer acquisition cost amortization, which decreased other costs of sales $4.3 million, primarily due to the impact of changing the useful life of capitalized customer acquisition costs from three years to four years, effective October 1, 2022;
partially offset by:
•our recent acquisitions, which collectively increased other costs of sales $7.0 million; and
•higher capitalized software development cost amortization, which increased other costs of sales $5.4 million, primarily due to an increase in capitalized costs.

General and administrative expenses
General and administrative expenses were $167.8 million for the six months ended June 30, 2023, compared to $124.6 million for the six months ended June 30, 2022, an increase of $43.2 million or 34.7%. The increase was primarily driven by higher compensation and other employee-related expenses of $18.3 million compared to the six months ended June 30, 2022 as a result of our continued growth and expansion, in addition to restructuring expenses incurred during the six months ended June 30, 2023. In addition, our acquisitions collectively increased general and administrative expenses $16.5 million in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.
Revaluation of contingent liabilities
Revaluation of contingent liabilities of $12.6 million and $(0.3) million for the six months ended June 30, 2023 and 2022, respectively, is primarily driven by fair value adjustments to contingent liabilities arising from acquisitions we completed in 2022.
Depreciation and amortization expense
Depreciation and amortization expense was $71.2 million for the six months ended June 30, 2023, compared to $34.0 million for the six months ended June 30, 2022, an increase of $37.2 million or 109.4%. The increase was primarily driven by higher residual commission buyout amortization of $37.3 million due to the significant amount of residual commission buyouts completed in 2022. In addition, amortization of new intangible assets as a result of acquisitions collectively increased amortization expense $6.5 million in the six months ended June 30, 2023. This is offset by a decline in other intangible asset amortization of $7.8 million in the six months ended June 30, 2023, compared to the six months ended June 30, 2022, driven by intangibles that reached the end of their useful life.
Professional fees
Professional fees were $11.5 million for the six months ended June 30, 2023, compared to $15.3 million for the six months ended June 30, 2022, a decrease of $3.8 million or 24.8%. The decrease was primarily driven by lower acquisition-related costs, in addition to transaction-related expenses associated with a consent solicitation for the 2026 Senior Notes in March 2022.
Advertising and marketing expenses
Advertising and marketing expenses were $6.5 million for the six months ended June 30, 2023, compared to $5.6 million for the six months ended June 30, 2022, an increase of $0.9 million or 16.1%. The increase was primarily driven by an increase in sponsorship expenses, partially offset by lower advertising and marketing expenses of our acquisitions.
Interest income
Interest income was $16.4 million for the six months ended June 30, 2023, compared to $1.4 million for the six months ended June 30, 2022, an increase of $15.0 million. The increase was primarily driven by a higher weighted average interest rate earned on our cash and cash equivalents.
Unrealized gain on investments in securities
The unrealized gain on investments in securities resulted in $8.9 million of non-cash income for the six months ended June 30, 2023. There was no corresponding income for the six months ended June 30, 2022. See Note 13 to the accompanying unaudited condensed consolidated financial statements for more information on our investments in securities.
Change in TRA liability
The change in TRA liability resulted in $1.3 million of non-cash expense for the six months ended June 30, 2023. There was no corresponding expense for the six months ended June 30, 2022. See Note 14 in the notes to the accompanying unaudited condensed consolidated financial statements for more information on the TRA.

Income tax benefit
The effective tax rate for the six months ended June 30, 2023 was (13.7)%, compared to the effective tax rate for the six months ended June 30, 2022 of (152.9)%.
The effective tax rate for the six months ended June 30, 2023 was different than the U.S. federal statutory income tax rate of 21% primarily due to the income allocated to the noncontrolling interest, the full valuation allowances on Shift4 Payments, Inc. and certain corporate subsidiaries in the U.S., a $4.8 million tax benefit related to the valuation allowance release due to an internal restructuring and a $1.5 million tax benefit related to the valuation allowance release due to acquired deferred tax liabilities from Focus. The effective tax rate for the six months ended June 30, 2022 was different than the U.S. federal statutory income tax rate of 21% primarily due to the loss allocated to the noncontrolling interest, the full valuation allowances on Shift4 Payments, Inc. and certain corporate subsidiaries in the U.S., and a $6.4 million income tax benefit related to the valuation allowance release due to acquired deferred tax liabilities from The Giving Block.
Net income (loss) attributable to noncontrolling interests
Net income attributable to noncontrolling interests of Shift4 Payments, LLC was $17.3 million for the six months ended June 30, 2023, compared to net loss of $1.0 million for the six months ended June 30, 2022.
Key Performance Indicators and Non-GAAP Measures
The following table sets forth our key performance indicators and non-GAAP measures for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
End-to-end payment volume	$26,793.5	$16,873.1	$49,050.4	$30,294.0
Gross revenue less network fees	228.1	182.6	428.1	331.4
EBITDA	82.7	52.9	147.6	70.5
Adjusted EBITDA	110.0	65.6	199.3	109.9
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
Gross revenue less network fees:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Gross revenue	$637.0	$506.7	$1,184.0	$908.6
Less: Network fees	(408.9)	(324.1)	(755.9)	(577.2)
Less: Other costs of sales (exclusive of depreciation of equipment under lease)	(61.2)	(76.8)	(115.8)	(141.0)
	166.9	105.8	312.3	190.4
Less: Depreciation of equipment under lease	(8.2)	(7.4)	(15.4)	(14.4)
Gross profit (a)	$158.7	$98.4	$296.9	$176.0

Gross profit (a)	$158.7	$98.4	$296.9	$176.0
Add back: Other costs of sales	61.2	76.8	115.8	141.0
Add back: Depreciation of equipment under lease	8.2	7.4	15.4	14.4
Gross revenue less network fees	$228.1	$182.6	$428.1	$331.4

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

EBITDA and Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Net income	$36.8	$15.0	$57.2	$1.8
Interest expense	8.0	8.4	16.1	16.3
Interest income	(8.8)	(1.4)	(16.4)	(1.4)
Income tax provision (benefit)	(3.3)	1.0	(6.9)	(5.2)
Depreciation and amortization	50.0	29.9	97.6	59.0
EBITDA	82.7	52.9	147.6	70.5
Acquisition, restructuring and integration costs (a)	5.8	2.7	10.1	10.5
Revaluation of contingent liabilities (b)	5.6	(0.3)	12.6	(0.3)
Change in unrealized gain on investments in securities (c)	—	—	(8.9)	—
Change in TRA liability (d)	0.8	—	1.3	—
Equity-based compensation (e)	13.7	9.7	34.9	26.8
Other nonrecurring items (f)	1.4	0.6	1.7	2.4
Adjusted EBITDA	$110.0	$65.6	$199.3	$109.9

(a) For the three months ended June 30, 2023, primarily consists of $3.8 million of restructuring costs and $2.0 million of acquisition-related costs. For the six months ended June 30, 2023, primarily consists of $5.8 million of acquisition-related costs and $4.2 million of restructuring costs. For the three months ended June 30, 2022, primarily consists of $2.5 million of acquisition-related costs. For the six months ended June 30, 2022, primarily consists of $8.3 million of acquisition-related costs and $1.4 million of transaction-related expenses associated with a consent solicitation for the 2026 Senior Notes in March 2022.

(b) Primarily consists of fair value adjustments to contingent liabilities arising from acquisitions.
(c) For the six months ended June 30, 2023, represents adjustments to the fair value of investments in non-marketable securities. See Note 13 to the accompanying unaudited condensed consolidated financial statements for more information on the investments in non-marketable securities.

(d) For the three and six months ended June 30, 2023, represents adjustments to the TRA liability. See Note 14 to the accompanying unaudited condensed consolidated financial statements for more information on the TRA.

(e) Represents equity-based compensation expense for RSUs, including employer taxes for vested RSUs. See Note 20 to the accompanying unaudited condensed consolidated financial statements for more information on equity-based compensation.

(f) For the three and six months ended June 30, 2023, primarily consists of $1.5 million of professional and legal expenses associated with one-time matters. For the six months ended June 30, 2022, primarily consists of $1.2 million of costs associated with an internal processing system disruption that required technical remediation, $0.4 million of costs associated with an early retirement initiative completed in the first quarter of 2022 and $0.3 million of legal and professional fees for one-time matters.

Comparison of Results for the Six Months Ended June 30, 2023 and 2022
The following table sets forth the consolidated statements of operations for the periods presented:

	Six Months Ended June 30,
(in millions)	2023	2022	$ change	% change
Payments-based revenue	$1,111.1	$845.4	$265.7	31.4%
Subscription and other revenues	72.9	63.2	9.7	15.3%
Gross revenue	1,184.0	908.6	275.4	30.3%
Network fees	(755.9)	(577.2)	(178.7)	31.0%
Other costs of sales (exclusive of certain depreciation and amortization expense shown separately below)	(115.8)	(141.0)	25.2	(17.9)%
General and administrative expenses	(167.8)	(124.6)	(43.2)	34.7%
Revaluation of contingent liabilities	(12.6)	0.3	(12.9)	NM
Depreciation and amortization expense (a)	(71.2)	(34.0)	(37.2)	109.4%
Professional fees	(11.5)	(15.3)	3.8	(24.8)%
Advertising and marketing expenses	(6.5)	(5.6)	(0.9)	16.1%
Income from operations	42.7	11.2	31.5	NM
Interest income	16.4	1.4	15.0	NM
Other (expense) income, net	(0.3)	0.3	(0.6)	NM
Unrealized gain on investments in securities	8.9	—	8.9	NM
Change in TRA liability	(1.3)	—	(1.3)	NM
Interest expense	(16.1)	(16.3)	0.2	(1.2)%
Income (loss) before income taxes	50.3	(3.4)	53.7	NM
Income tax benefit	6.9	5.2	1.7	32.7%
Net income	57.2	1.8	55.4	NM
Net income (loss) attributable to noncontrolling interests	17.3	(1.0)	18.3	NM
Net income attributable to Shift4 Payments, Inc.	$39.9	$2.8	$37.1	NM
(a)Depreciation and amortization expense includes depreciation of equipment under lease of $15.4 million and $14.4 million for the six months ended June 30, 2023 and 2022, respectively.
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
The following table sets forth summary cash flow information for the periods presented:

	Six Months Ended June 30,
(in millions)	2023	2022
Net cash provided by operating activities	$171.3	$70.8
Net cash used in investing activities	(108.0)	(72.9)
Net cash used in financing activities	(115.2)	(211.0)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	0.7	(0.2)
Change in cash and cash equivalents	$(51.2)	$(213.3)

Operating activities
Net cash provided by operating activities consists of net income adjusted for certain non-cash items and changes in other assets and liabilities.
For the six months ended June 30, 2023, net cash provided by operating activities of $171.3 million was primarily a result of:
•net income of $57.2 million adjusted for non-cash expenses, including depreciation and amortization of $97.6 million, equity-based compensation of $34.0 million, revaluation of contingent liabilities of $12.6 million, and unrealized gain on investments in securities of $(8.9) million;
partially offset by:
•an impact from working capital of $(24.0) million.
For the six months ended June 30, 2022, net cash provided by operating activities of $70.8 million was primarily a result of:
•net income of $1.8 million adjusted for non-cash expenses, including depreciation and amortization of $59.0 million, equity-based compensation of $26.2 million, deferred income taxes of $(5.5) million, and provision for bad debts of $4.3 million;
partially offset by:
•an impact from working capital of $(19.3) million.
Investing activities
Net cash used in investing activities includes cash paid for acquisitions, residual commission buyouts, purchases of property, plant and equipment, purchases of equipment to be leased, purchases of intangible assets, investments in securities, and capitalized software development costs.
Net cash used in investing activities was $108.0 million for the six months ended June 30, 2023, an increase of $35.1 million, compared to net cash used in investing activities of $72.9 million for the six months ended June 30, 2022. This increase was primarily the result of:
•the acquisition of Focus in April 2023 for $45.2 million in aggregate purchase consideration, including $35.0 million in cash, net of cash acquired of $1.0 million; and
•higher purchases of equipment to be leased of $12.1 million;
partially offset by:
•the acquisition of The Giving Block in March 2022 for $106.9 million in aggregate purchase consideration, including $12.6 million in cash, net of cash acquired of $4.2 million.
Financing activities
Net cash used in financing activities was $115.2 million for the six months ended June 30, 2023, a decrease of $95.8 million, compared to net cash used in financing activities of $211.0 million for the six months ended June 30, 2022. This decrease was primarily the result of:
•lower payments for the repurchase of common stock of $89.1 million;
•lower employee taxes paid on vested RSUs of $4.5 million; and
•payments associated with solicitation for the 2026 Senior Notes in March 2022 of $4.5 million.
Convertible Notes, Senior Notes and Revolving Credit Facility
As of June 30, 2023 and December 31, 2022, we had $1,772.5 million total principal amount of debt outstanding, including $690.0 million of 2025 Convertible Notes, $632.5 million of 2027 Convertible Notes, and $450.0 million of 2026 Senior Notes. See Note 11 to the accompanying unaudited condensed consolidated financial statements for more information about our debt.
The Revolving Credit Facility has a borrowing capacity of $100.0 million. As of June 30, 2023, we had no outstanding borrowings under the Revolving Credit Facility.

Stock repurchases
On May 3, 2023, our Board authorized the May 2023 Program, pursuant to which we were authorized to repurchase up to $250.0 million of shares of our Class A common stock through December 31, 2023.
In the six months ended June 30, 2023, we repurchased 1,515,000 shares of Class A common stock for $97.3 million, including commissions paid and accrued excise tax, at an average price paid of $63.89 per share. See Note 18 to the accompanying consolidated financial statements for more information.
Cash Requirements
Our material cash requirements include the following contractual obligations.
Debt
As of June 30, 2023, we had $1,772.5 million of fixed rate debt principal outstanding with maturities beginning in 2025. Future interest payments associated with the outstanding debt total $87.1 million, with $24.0 million payable within twelve months.
Contingent Liabilities
As of June 30, 2023, the fair value of contingent liabilities to potentially be paid out in cash was $34.5 million, with $33.6 million payable within twelve months. As of June 30, 2023, the maximum amount of contingent liabilities to potentially be paid out in cash was $58.3 million, with $54.8 million payable within twelve months.
Leases
As of June 30, 2023, we are obligated under non-cancellable operating leases for our premises, which expire through November 2030. Future rent payments associated with outstanding operating leases total $27.2 million, with $7.2 million payable within twelve months.
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
As of June 30, 2023, we had $1,772.5 million of fixed rate debt principal outstanding pursuant to the notes with a fair value of $1,741.3 million. Since these notes bear interest at fixed rates, they do not result in any financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates when interest rates change.
We also have a Revolving Credit Facility available to us with available borrowing capacity of $100.0 million. We are obligated to pay interest on loans under the Revolving Credit Facility as well as other customary fees, including an upfront fee and an unused commitment fee based on our debt rating. Borrowings under the Revolving Credit Facility, if any, bear interest at floating rates. As a result, we are exposed to risks related to fluctuations in interest rates to the extent it impacts our borrowings. As of June 30, 2023 and December 31, 2022, we had no amounts outstanding under the Revolving Credit Facility. See “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2. of this Quarterly Report and Note 11 to the accompanying unaudited condensed consolidated financial statements for more information.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in millions)
April 1-30, 2023	—	—	—	N/A
May 1-31, 2023	928,500	$63.32	928,500	$191.2
June 1-30, 2023	586,500	64.80	586,500	153.2
Total	1,515,000

(a) On May 3, 2023, our Board authorized a stock repurchase program (the “May 2023 Program”), pursuant to which we were authorized to repurchase up to $250.0 million of shares of our Class A common stock through December 31, 2023. Repurchases under the May 2023 Program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and corporate needs. Open market repurchases will be structured to occur within the pricing and volume requirements of Rule 10b-18. We may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of our shares pursuant to the May 2023 Program. The May 2023 Program does not obligate us to acquire any particular amount of common stock. The May 2023 Program may be extended, modified, suspended or discontinued at any time at our discretion.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Shift4 Payments, Inc.

		By:	/s/ Jared Isaacman
Jared Isaacman
Date:	August 4, 2023		Chief Executive Officer (principal executive officer)

		By:	/s/ Nancy Disman
Nancy Disman
Date:	August 4, 2023		Chief Financial Officer (principal financial officer)