Form 10-Q
period 2023-09-30
Shift4 Payments, Inc.
filed 2023-11-09
CIK 1794669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
Commission file number: 001-39313
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
Yes ☐ No ☒
As of October 31, 2023, there were 56,890,482 shares of the registrant’s Class A common stock, $0.0001 par value per share, outstanding, 23,831,883 shares of the registrant’s Class B common stock, $0.0001 par value per share, outstanding and 1,712,041 shares of the registrant’s Class C common stock, $0.0001 par value per share, outstanding.

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
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions, though not all forward-looking statements can be identified by such terms or expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to, those factors described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on March 1, 2023 (the “2022 Form 10-K”).
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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)(in millions, except share and per share amounts)

	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$692.3	$702.5
Restricted cash	91.0	74.0
Accounts receivable, net	232.1	195.0
Inventory	2.5	4.8
Prepaid expenses and other current assets	20.7	15.4
Total current assets	1,038.6	991.7
Noncurrent assets
Goodwill	755.4	735.0
Residual commission buyouts, net	251.7	303.9
Other intangible assets, net	324.5	306.8
Capitalized customer acquisition costs, net	48.3	36.1
Equipment for lease, net	111.1	80.7
Property, plant and equipment, net	27.9	22.3
Right-of-use assets	21.5	19.5
Investments in securities	58.6	47.1
Other noncurrent assets	12.3	10.9
Total assets	$2,649.9	$2,554.0
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$181.3	$166.7
Accrued expenses and other current liabilities	110.1	80.0
Deferred revenue	14.9	16.3
Current lease liabilities	6.7	5.3
Total current liabilities	313.0	268.3
Noncurrent liabilities
Long-term debt	1,748.1	1,741.9
Deferred tax liability	17.4	18.6
Noncurrent lease liabilities	18.8	18.1
Other noncurrent liabilities	11.6	26.5
Total liabilities	2,108.9	2,073.4
Commitments and contingencies (Note 16)
Stockholders' equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized at September 30, 2023 and December 31, 2022, none issued and outstanding	—	—
Class A common stock, $0.0001 par value per share, 300,000,000 shares authorized, 56,544,839 and 54,153,218 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Class B common stock, $0.0001 par value per share, 100,000,000 shares authorized, 23,831,883 and 25,829,016 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Class C common stock, $0.0001 par value per share, 100,000,000 shares authorized, 1,759,273 and 2,889,811 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	748.9	702.6
Accumulated other comprehensive income	6.3	8.3
Retained deficit	(355.0)	(363.6)
Total stockholders' equity attributable to Shift4 Payments, Inc.	400.2	347.3
Noncontrolling interests	140.8	133.3
Total stockholders' equity	541.0	480.6
Total liabilities and stockholders' equity	$2,649.9	$2,554.0
See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (in millions, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gross revenue	$675.4	$547.3	$1,859.4	$1,455.9
Cost of sales (exclusive of certain depreciation and amortization expense shown separately below)	(495.1)	(411.6)	(1,366.8)	(1,129.8)
General and administrative expenses	(76.3)	(74.2)	(244.1)	(198.8)
Revaluation of contingent liabilities	(8.9)	36.9	(21.5)	37.2
Depreciation and amortization expense (a)	(40.0)	(28.9)	(111.2)	(62.9)
Professional expenses	(5.7)	(10.4)	(17.2)	(25.7)
Advertising and marketing expenses	(4.7)	(5.6)	(11.2)	(11.2)
Income from operations	44.7	53.5	87.4	64.7
Interest income	9.6	3.5	26.0	4.9
Other (expense) income, net	—	—	(0.3)	0.3
Unrealized gain on investments in securities	2.6	—	11.5	—
Change in TRA liability	(1.5)	(1.1)	(2.8)	(1.1)
Interest expense	(8.0)	(8.3)	(24.1)	(24.6)
Income before income taxes	47.4	47.6	97.7	44.2
Income tax (expense) benefit	(0.9)	(1.2)	6.0	4.0
Net income	46.5	46.4	103.7	48.2
Less: Net income attributable to noncontrolling interests	13.9	3.3	31.2	2.3
Net income attributable to Shift4 Payments, Inc.	$32.6	$43.1	$72.5	$45.9

Basic net income per share
Class A net income per share - basic	$0.56	$0.78	$1.24	$0.82
Class A weighted average common stock outstanding - basic	56,537,008	51,502,825	56,233,959	51,804,935
Class C net income per share - basic	$0.56	$0.78	$1.24	$0.82
Class C weighted average common stock outstanding - basic	1,759,273	3,648,580	2,019,063	4,069,266

Diluted net income per share
Class A net income per share - diluted	$0.55	$0.57	$1.22	$0.58
Class A weighted average common stock outstanding - diluted	57,673,083	77,801,346	57,697,393	78,479,541
Class C net income per share - diluted	$0.55	$0.57	$1.22	$0.58
Class C weighted average common stock outstanding - diluted	1,759,273	3,648,580	2,019,063	4,069,266
See accompanying notes to unaudited condensed consolidated financial statements.
(a)Depreciation and amortization expense includes depreciation of equipment under lease of $9.3 million and $24.7 million for the three and nine months ended September 30, 2023, respectively, and $8.2 million and $22.6 million for the three and nine months ended September 30, 2022, respectively.

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$46.5	$46.4	$103.7	$48.2
Other comprehensive loss
Unrealized loss on foreign currency translation adjustment	(5.6)	(0.5)	(2.7)	(1.1)
Comprehensive income	40.9	45.9	101.0	47.1
Less: Comprehensive income attributable to noncontrolling interests	12.3	3.1	30.5	1.9
Comprehensive income attributable to Shift4 Payments, Inc.	$28.6	$42.8	$70.5	$45.2
See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited) (in millions, except share amounts)

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balances at December 31, 2022	54,153,218	$—	25,829,016	$—	2,889,811	$—	$702.6	—	$—	$(363.6)	$8.3	$133.3	$480.6
Net income	—	—	—	—	—	—	—	—	—	14.8	—	5.6	20.4
Issuance of Class A common stock and contingent share earnout in connection with an acquisition	27,780	—	—	—	—	—	5.5	—	—	—	—	2.1	7.6
Exchange of shares held by Rook	2,465,770	—	(1,666,665)	—	(799,105)	—	4.9	—	—	—	—	(4.9)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(1.8)	(1.8)
Equity-based compensation	—	—	—	—	—	—	21.9	—	—	—	—	—	21.9
Vesting of restricted stock units, net of tax withholding	123,846	—	—	—	—	—	(4.7)	—	—	—	—	(0.6)	(5.3)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	2.1	0.9	3.0
Balances at March 31, 2023	56,770,614	—	24,162,351	—	2,090,706	—	730.2	—	—	(348.8)	10.4	134.6	526.4
Net income	—	—	—	—	—	—	—	—	—	25.1	—	11.7	36.8
Issuance of Class A common stock	295,699	—	—	—	—	—	6.4	—	—	—	—	4.6	11.0
Repurchases of Class A common stock to treasury stock, inclusive of excise tax	—	—	—	—	—	—	22.7	(1,515,000)	(97.3)	—	—	(22.7)	(97.3)
Retirement of treasury stock	(1,515,000)	—	—	—	—	—	(33.4)	1,515,000	97.3	(63.9)	—	—	—
Exchange of shares held by Rook	661,901	—	(330,468)	—	(331,433)	—	1.9	—	—	—	—	(1.9)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Equity-based compensation	—	—	—	—	—	—	13.1	—	—	—	—	—	13.1
Vesting of restricted stock units, net of tax withholding	253,919	—	—	—	—	—	(7.1)	—	—	—	—	(3.2)	(10.3)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(0.1)	—	(0.1)
Balances at June 30, 2023	56,467,133	—	23,831,883	—	1,759,273	—	733.8	—	—	(387.6)	10.3	122.7	479.2
Net income	—	—	—	—	—	—	—	—	—	32.6	—	13.9	46.5
Contingent share earnout in connection with an acquisition	—	—	—	—	—	—	8.1	—	—	—	—	5.7	13.8
Excise tax	—	—	—	—	—	—	0.1	—	—	—	—	—	0.1
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(0.5)	(0.5)
Equity-based compensation	—	—	—	—	—	—	12.4	—	—	—	—	—	12.4
Vesting of restricted stock units, net of tax withholding	77,706	—	—	—	—	—	(5.5)	—	—	—	—	0.6	(4.9)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(4.0)	(1.6)	(5.6)
Balances at September 30, 2023	56,544,839	$—	23,831,883	$—	1,759,273	$—	$748.9	—	$—	$(355.0)	$6.3	$140.8	$541.0

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balances at December 31, 2021	51,793,127	$—	26,272,654	$—	5,035,181	$—	$619.2	(378,475)	(21.1)	$(325.3)	$—	$126.9	$399.7
Net loss	—	—	—	—	—	—	—	—	—	(7.5)	—	(5.7)	(13.2)
Issuance of Class A common stock and fair value of equity-based compensation awards assumed in connection with The Giving Block acquisition	785,969	—	—	—	—	—	24.7	—	—	—	—	11.8	36.5
Repurchases of Class A common stock to treasury stock	—	—	—	—	—	—	4.5	(301,510)	(17.2)	—	—	(4.5)	(17.2)
Exchange of shares held by Continuing Equity Owners	732,524	—	—	—	(732,524)	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	15.8	—	—	—	—	—	15.8
Vesting of restricted stock units, net of tax withholding	306,953	—	—	—	—	—	(4.6)	—	—	—	—	1.2	(3.4)
Balances at March 31, 2022	53,618,573	—	26,272,654	—	4,302,657	—	659.6	(679,985)	(38.3)	(332.8)	—	129.7	418.2
Net income	—	—	—	—	—	—	—	—	—	10.3	—	4.7	15.0
Issuance of Class A common stock	17,287	—	—	—	—	—	0.4	—	—	—	—	0.2	0.6
Repurchases of Class A common stock to treasury stock	—	—	—	—	—	—	46.8	(3,585,681)	(167.2)	—	—	(46.8)	(167.2)
Retirement of treasury stock	(3,539,016)	—	—	—	—	—	(76.4)	3,539,016	176.7	(100.3)	—	—	—
Exchange of shares held by Continuing Equity Owners	1,095,915	—	(443,638)	—	(652,277)	—	1.6	—	—	—	—	(1.6)	—
Equity-based compensation	—	—	—	—	—	—	9.3	—	—	—	—	—	9.3
Vesting of restricted stock units, net of tax withholding	265,553	—	—	—	—	—	(5.8)	—	—	—	—	(2.1)	(7.9)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	(0.4)	(0.2)	(0.6)
Balances at June 30, 2022	51,458,312	—	25,829,016	—	3,650,380	—	635.5	(726,650)	(28.8)	(422.8)	(0.4)	83.9	267.4
Net income	—	—	—	—	—	—	—	—	—	43.1	—	3.3	46.4
Issuance of Class A common stock in connection with acquisitions and residual commission buyouts	2,228,663	—	—	—	—	—	63.8	—	—	—	—	31.4	95.2
Retirement of treasury stock	(726,650)	—	—	—	—	—	(15.7)	726,650	28.8	(13.1)	—	—	—
Exchange of shares held by Continuing Equity Owners	23,631	—	—	—	(23,631)	—	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	—	—	12.8	—	—	—	—	—	12.8
Vesting of restricted stock units, net of tax withholding	22,420	—	—	—	—	—	(0.4)	—	—	—	—	(0.1)	(0.5)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(0.3)	(0.2)	(0.5)
Balances at September 30, 2022	53,006,376	$—	25,829,016	$—	3,626,749	$—	$696.0	—	$—	$(392.8)	$(0.7)	$118.3	$420.8
See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in millions)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net income	$103.7	$48.2
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	152.7	101.6
Amortization of capitalized financing costs	6.2	6.0
Deferred income taxes	(8.6)	(4.4)
Provision for bad debts	7.4	5.8
Revaluation of contingent liabilities	21.5	(37.2)
Unrealized gain on investments in securities	(11.5)	—
Change in TRA liability	2.8	1.1
Equity-based compensation expense	46.4	38.4
Other noncash items	1.5	0.9
Change in operating assets and liabilities
Accounts receivable	(43.8)	(58.1)
Prepaid expenses and other assets	(5.4)	(4.6)
Inventory	5.7	3.1
Capitalized customer acquisition costs	(25.6)	(19.4)
Accounts payable	15.8	44.2
Accrued expenses and other liabilities	19.0	8.3
Payments on contingent liabilities in excess of initial fair value	(2.8)	—
Right-of-use assets and lease liabilities, net	0.1	(0.4)
Deferred revenue	(2.1)	2.4
Net cash provided by operating activities	283.0	135.9
Investing activities
Residual commission buyouts	(9.5)	(268.2)
Acquisitions, net of cash acquired	(36.3)	(135.2)
Acquisition of equipment to be leased	(62.7)	(39.6)
Capitalized software development costs	(29.3)	(31.7)
Acquisition of property, plant and equipment	(11.3)	(6.8)
Purchase of intangible assets	(2.0)	—
Investments in securities	—	(1.5)
Net cash used in investing activities	(151.1)	(483.0)
Financing activities
Repurchases of Class A common stock	(96.8)	(185.9)
Payments for withholding tax related to vesting of restricted stock units	(20.5)	(20.6)
Deferred financing costs	—	(4.9)
Distributions to noncontrolling interests	(2.7)	—
Payments on contingent liabilities	(4.3)	—
Net cash used in financing activities	(124.3)	(211.4)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(0.8)	(0.3)
Change in cash and cash equivalents and restricted cash	6.8	(558.8)

Cash and cash equivalents and restricted cash, beginning of period	776.5	1,231.5
Cash and cash equivalents and restricted cash, end of period	$783.3	$672.7
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
The assets and liabilities of Shift4 Payments, LLC represent substantially all of the consolidated assets and liabilities of Shift4 Payments, Inc. with the exception of certain cash balances, contingent consideration for earnout liabilities for The Giving Block, Inc. (“The Giving Block”), amounts payable under the Tax Receivable Agreement (“TRA”), and the aggregate principal amount of $690.0 million of 2025 Convertible Notes and $632.5 million of 2027 Convertible Notes (together, the “Convertible Notes”) that are held by Shift4 Payments, Inc. directly. As of September 30, 2023 and December 31, 2022, $13.1 million and $9.8 million of cash, respectively, was directly held by Shift4 Payments, Inc. As of December 31, 2022, the earnout liability for The Giving Block was $10.9 million. The cash portion of the earnout was paid during the nine months ended September 30, 2023. As of September 30, 2023 and December 31, 2022, the TRA liability was $4.5 million and $1.7 million, respectively. In connection with the issuance of the Convertible Notes, Shift4 Payments, Inc. entered into Intercompany Convertible Notes with Shift4 Payments, LLC, whereby Shift4 Payments, Inc. provided the net proceeds from the issuance of the Convertible Notes to Shift4 Payments, LLC in the amount of $1,322.5 million. Shift4 Payments, Inc., which was incorporated on November 5, 2019, has not had any material operations on a standalone basis since its inception, and all of the operations of the Company are carried out by Shift4 Payments, LLC and its subsidiaries.

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
Certain prior year balances have been adjusted to present “Transaction-related expenses” within “Professional expenses” rather than its own line item on the Company’s unaudited Condensed Consolidated Statements of Operations.
Liquidity and Management’s Plan
As of September 30, 2023, the Company had $1,772.5 million total principal amount of debt outstanding and was in compliance with the financial covenants under its debt agreements. The Company expects to be in compliance with such financial covenants for at least twelve months following the issuance of these unaudited condensed consolidated financial statements. See Note 11 for further information on the Company’s debt obligations.
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
Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 2 to Shift4 Payments, Inc.’s consolidated financial statements as of and for the year ended December 31, 2022 in the 2022 Form 10-K. There have been no significant changes to these policies which have had a material impact on the Company’s unaudited condensed consolidated financial statements and related notes during the nine months ended September 30, 2023, except for the below.
Cash and Cash Equivalents and Restricted Cash
Highly liquid investments with maturities of three months or less at the date of purchase are considered to be cash equivalents and are stated at cost, which approximates fair value. The Company’s cash equivalents consist of highly liquid investments in money market funds, which amounted to $514.5 million and $652.8 million as of September 30, 2023 and December 31, 2022, respectively.
The Company classifies as restricted certain cash that is not available for use in its operations. Prior to December 2022, the Company had funds deposited in a sponsor bank merchant settlement account (“Settlement Funds”) to facilitate gross card transaction deposits for those customers the Company bills on a monthly, versus a daily basis. This amount fluctuates based upon end-to-end payment volumes and timing of billing cycles. The funds deposited at the sponsor bank were included within “Accounts receivable, net” prior to December 2022. In December 2022 and March 2023, pursuant to amendments to its agreement, the Company received in cash its Settlement Funds of $74.0 million, which was restricted as to withdrawal by the sponsor bank. In January 2023 and April 2023, the Company, as required by the amendments, deposited $74.0 million to its sponsor bank merchant settlement account. The Company will continue to maintain a deposit in its sponsor bank merchant settlement account. As of September 30, 2023 and December 31, 2022, Restricted cash was $91.0 million and $74.0 million, respectively, representing the Company’s Settlement Funds.
The Company maintains its cash with what are widely considered to be high credit quality financial institutions. The total cash balances insured by the Federal Deposit Insurance Corporation are up to $250 thousand per bank.

Recent Accounting Pronouncements
Accounting Pronouncements Adopted
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform, which provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, subject to certain criteria, that reference the London Interbank Offered Rate (“LIBOR”), or another reference rate that is expected to be discontinued. ASU 2020-04 was subsequently amended by ASU 2022-06, Reference Rate Reform, which extends the date through which entities can elect these optional expedients and exceptions. In July 2023, the Company amended its Revolving Credit Facility, changing the reference rate from LIBOR to the Secured Overnight Financing Rate (“SOFR”). In conjunction with this amendment, the Company adopted ASU 2020-04 and ASU 2022-06 and elected the optional expedients in ASU 2020-04. The adoption did not have a significant impact on the Company’s unaudited condensed consolidated financial statements.
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
Online Payments Group
On September 29, 2022, the Company completed the acquisition of Online Payments Group AG (“Online Payments Group”) by acquiring 100% of its common stock for $125.9 million of total purchase consideration, net of cash acquired. Online Payments Group is a European payment service provider with a world-class developer portal and checkout experience that management believes will accelerate the Company’s global eCommerce growth. Total purchase consideration was as follows:

Cash	$74.1
Shares of Class A common stock (a)	38.6
Contingent consideration (b)	22.0
Shareholder loans transfer	2.5
Total purchase consideration	137.2
Less: cash acquired	(11.3)
Total purchase consideration, net of cash acquired	$125.9

(a) Total purchase consideration includes 971,371 shares of common stock.
(b) The Company entered into an earnout agreement with the former shareholders of Online Payments Group, not to exceed $60.0 million, with $30.0 million of the earnout payable as of September 2023 (“Tranche 1”) if key customers of Online Payments Group contribute a specified amount of revenue from September 29, 2022 to September 28, 2023 and the remaining $30.0 million payable as of September 2024 (“Tranche 2”) if key customers contribute a specified amount of revenue from September 29, 2022 to September 28, 2024. Each portion of the earnout will be paid 50% in shares of the Company’s Class A common stock and 50% in cash. The fair value of the earnout was included in the initial purchase consideration and is revalued quarterly until the end of the earnout period as a fair value adjustment within “Revaluation of contingent liabilities” in the Company’s unaudited Condensed Consolidated Statements of Operations. As of September 30, 2023, Tranche 1 had been fully earned. The $15.0 million cash portion of Tranche 1 was included within “Accrued expenses and other current liabilities” in the Company’s unaudited Condensed Consolidated Balance Sheets as of September 30, 2023 and is expected to be paid in the fourth quarter of 2023. The equity portion of Tranche 1 was recorded in “Contingent share earnout in connection with an acquisition” in the Company’s unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended September 30, 2023. The fair value of Tranche 2 as of September 30, 2023 was estimated to be $26.0 million, and is also included in “Accrued expenses and other current liabilities” on the Company’s unaudited Condensed Consolidated Balance Sheets as of September 30, 2023.

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
(c) Included within “Other noncurrent assets” in the Company’s unaudited Condensed Consolidated Balance Sheets.
(d) Included within “Other noncurrent liabilities” in the Company’s unaudited Condensed Consolidated Balance Sheets.
The contingent liability arising from the expected earnout payment included in purchase consideration is measured using a Monte Carlo simulation in a risk-neutral framework, calibrated to Management’s revenue forecasts. The transaction was not taxable for income tax purposes. Other intangible assets consists of definite-lived intangible assets, which includes customer relationships and developed technology. The fair values of these intangible assets were estimated using inputs classified as Level 3 under the income approach using the relief-from-royalty method (developed technology) or the multi-period excess earnings method (customer relationships). Management’s estimates of fair value are based upon assumptions related to projected revenues, earnings before interest expense and income tax (“EBIT”) margins, customer attrition rates, and discount rates. The weighted average life of developed technology and customer relationships is eight years and 13 years, respectively. The goodwill arising from the acquisition largely consisted of revenue synergies associated with a larger total addressable market and the ability to cross-sell existing customers, new customers and technology capabilities.
The acquisition of Online Payments Group did not have a material impact on the Company’s unaudited condensed consolidated financial statements. Accordingly, revenue and expenses related to the acquisition and pro forma financial information have not been presented.

Restaurant Technology Partners
During the year ended December 31, 2022, the Company completed the acquisitions of six different restaurant technology partners in separate, unrelated transactions for $80.3 million of total purchase consideration, net of cash acquired. In addition, on January 20, 2023, the Company completed the acquisition of one restaurant technology partner for $1.5 million, net of cash acquired. The Company acquired 100% of each entity’s ownership interests. These acquisitions enable the boarding of the restaurant technology partners’ customers on the Company’s end-to-end acquiring solution and empower the Company’s distribution partners to sign the restaurant technology partners’ customer accounts and leverage the combined expertise to handle all aspects of installation, service, and support. Total purchase consideration was as follows:

Cash	$65.1
Shares of Class A common stock (a)	20.7
Contingent consideration (b)	2.5
Settlement of preexisting relationship	(2.5)
Total purchase consideration	85.8
Less: cash acquired	(4.0)
Total purchase consideration, net of cash acquired	$81.8

(a) Total purchase consideration includes 598,759 shares of common stock.
(b) The Company entered into earnout agreements with certain former shareholders of the restaurant technology partners acquired in 2022, calculated as a multiple of the number of each partners’ merchants that are converted to the Company’s end-to-end payments platform during the 18 months following each respective acquisition date, not to exceed $4.0 million in total. The earnouts are expected to be paid in a combination of cash and shares of the Company’s Class A common stock. The fair value of the earnouts was included in the initial purchase consideration and is revalued quarterly until the end of the earnout period as a fair value adjustment within “Revaluation of contingent liabilities” in the Company’s unaudited Condensed Consolidated Statements of Operations. As of September 30, 2023, the fair value of the earnouts was $1.3 million, which is recognized in “Accrued expenses and other current liabilities” on the Company’s unaudited Condensed Consolidated Balance Sheets.

The Company also entered into an earnout agreement with certain former shareholders of the restaurant technology partner acquired in 2023, calculated as a multiple of the number of the restaurant technology partner’s merchants that are converted to the Company’s end-to-end payments platform during the 24 months following September 1, 2022, not to exceed $2.5 million in total. The earnout is expected to be paid in cash. The fair value of the earnout was included in the initial purchase consideration and will be revalued and recorded quarterly until the end of the earnout period as a fair value adjustment within “Revaluation of contingent liabilities” in the Company’s unaudited Condensed Consolidated Statements of Operations. As of September 30, 2023, the fair value of the earnout was $0.3 million, which is recognized in “Other noncurrent liabilities” on the Company’s unaudited Condensed Consolidated Balance Sheets.

The following table summarizes the fair value assigned to the assets acquired and liabilities assumed at the acquisition dates:

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
The fair values of intangible assets were estimated using inputs classified as Level 3 under the income approach using the multi-period excess earnings method (customer relationships). Four of the transactions were taxable for income tax purposes and three of the transactions were not taxable for income tax purposes. The weighted average lives of customer relationships range from six years to 14 years. The weighted average lives of residual commission buyouts range from five years to nine years. The goodwill arising from the acquisitions largely consisted of revenue synergies associated with a larger total addressable market and the ability to cross-sell existing and new customers.
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

(c) The Company entered into an earnout agreement with the former shareholders of The Giving Block, calculated as a multiple of revenue earned by The Giving Block from March 1, 2022 to February 28, 2023. Approximately 75% of the earnout was comprised of a combination of RSUs and shares of the Company’s Class A common stock and approximately 25% of the earnout was comprised of cash. The final earnout was $10.4 million, comprised of $2.8 million of cash and $7.6 million of equity. The cash portion of the earnout was classified as a financing outflow within the Company’s unaudited Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2023.

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
The fair values of intangible assets were estimated using inputs classified as Level 3 under the income approach using either the relief-from-royalty method (developed technology and trade name), the with or without method (donor relationships) or the multi-period excess earnings method (customer relationships). The contingent liability arising from the expected earnout payment included in purchase consideration was measured on the acquisition date using a Monte Carlo simulation in a risk-neutral framework, calibrated to Management’s revenue forecasts. The transaction was not taxable for income tax purposes. The weighted average life of developed technology, the trade name, donor relationships and customer relationships is eight years, 15 years, five years and 15 years, respectively. The goodwill arising from the acquisition largely consisted of revenue synergies associated with a larger total addressable market and the ability to cross-sell existing customers, new customers and technology capabilities.
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
Disaggregated Revenue
Based on similar operational characteristics, the Company’s revenue from contracts with customers is disaggregated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Payments-based revenue	$626.9	$509.0	$1,738.0	$1,354.4
Subscription and other revenues	48.5	38.3	121.4	101.5
Total	$675.4	$547.3	$1,859.4	$1,455.9
Substantially all of the Company’s revenue is recognized over time.
Contract Liabilities
The Company charges merchants for various post-contract license support/service fees and annual regulatory compliance fees. These fees typically relate to a period of one year. The Company recognizes the revenue on a straight-line basis over its respective period. As of September 30, 2023 and December 31, 2022, the Company had deferred revenue of $17.0 million and $19.1 million, respectively. The change in the contract liabilities was primarily the result of a timing difference between payment from the customer and the Company’s satisfaction of each performance obligation.
The amount of gross revenue recognized that was included in the December 31, 2022 balance of deferred revenue was $2.6 million and $11.7 million for the three and nine months ended September 30, 2023, respectively.

Allowance for Doubtful Accounts
The change in the Company’s allowance for doubtful accounts was as follows:

	Nine Months Ended September 30,
	2023	2022
Beginning balance	$18.1	$8.0
Additions to expense	7.4	5.9
Write-offs, net of recoveries and other adjustments	(3.5)	0.8
Ending balance	$22.0	$14.7
4.Goodwill
The changes in the carrying amount of goodwill were as follows:

Balance at December 31, 2022	$735.0
Focus acquisition (Note 2)	21.9
Restaurant technology partner acquisition (Note 2)	1.1
Purchase price adjustments related to prior period acquisitions	(1.9)
Effect of foreign currency translation	(0.7)
Balance at September 30, 2023	$755.4

5.Depreciation and Amortization
Amounts charged to expense in the Company’s unaudited Condensed Consolidated Statements of Operations for depreciation and amortization were as follows:

	Amortization			Depreciation
	Residual Commission Buyouts (Note 6)	Other Intangible Assets (Note 7)	Capitalized Customer Acquisition Costs (Note 8)	Equipment Under Lease (Note 9)	Property, Plant and Equipment (Note 10)	Total
Three Months Ended September 30, 2023
Depreciation and amortization expense	$23.0	$5.6	$—	$9.3	$2.1	$40.0
Cost of sales	—	10.0	4.9	—	0.2	15.1
Total depreciation and amortization (a)	$23.0	$15.6	$4.9	$9.3	$2.3	$55.1

Three Months Ended September 30, 2022
Depreciation and amortization expense	$16.3	$3.1	$—	$8.2	$1.3	$28.9
Cost of sales	—	7.0	6.6	—	0.1	13.7
Total depreciation and amortization (b)	$16.3	$10.1	$6.6	$8.2	$1.4	$42.6

Nine Months Ended September 30, 2023
Depreciation and amortization expense	$65.3	$16.3	$—	$24.7	$4.9	$111.2
Cost of sales	—	27.5	13.4	—	0.6	41.5
Total depreciation and amortization (c)	$65.3	$43.8	$13.4	$24.7	$5.5	$152.7

Nine Months Ended September 30, 2022
Depreciation and amortization expense	$20.5	$16.7	$—	$22.6	$3.1	$62.9
Cost of sales	—	18.7	19.3	—	0.7	38.7
Total depreciation and amortization (d)	$20.5	$35.4	$19.3	$22.6	$3.8	$101.6
(a)    Total amortization of $43.5 million consisted of amortization of acquired intangibles of $32.1 million and amortization of non-acquired intangibles of $11.4 million.
(b)    Total amortization of $33.0 million consisted of amortization of acquired intangibles of $22.7 million and amortization of non-acquired intangibles of $10.3 million.
(c)    Total amortization of $122.5 million consisted of amortization of acquired intangibles of $91.8 million and amortization of non-acquired intangibles of $30.7 million.
(d)    Total amortization of $75.2 million consisted of amortization of acquired intangibles of $47.0 million and amortization of non-acquired intangibles of $28.2 million.
As of September 30, 2023, the estimated amortization expense for each of the five succeeding years and thereafter is as follows:

	Residual Commission Buyouts	Other Intangible Assets	Capitalized Customer Acquisition Costs	Total Amortization
2023 (remaining three months)	$21.8	$18.0	$5.0	$44.8
2024	86.8	68.9	18.5	174.2
2025	84.9	60.5	14.4	159.8
2026	50.9	40.3	8.3	99.5
2027	2.3	24.7	2.1	29.1
Thereafter	5.0	112.1	—	117.1
Total	$251.7	$324.5	$48.3	$624.5

6.Residual Commission Buyouts
Residual commission buyouts, net consisted of the following:

	Weighted Average Amortization Period (in years)	September 30, 2023
		Carrying Value	Accumulated Amortization	Net Carrying Value
Residual commission buyouts from asset acquisitions	4	$324.2	$(84.6)	$239.6
Residual commission buyouts from business combinations	8	13.9	(1.8)	12.1
Total residual commission buyouts		$338.1	$(86.4)	$251.7

	Weighted Average Amortization Period (in years)	December 31, 2022
		Carrying Value	Accumulated Amortization	Net Carrying Value
Residual commission buyouts from asset acquisitions	4	$334.5	$(42.6)	$291.9
Residual commission buyouts from business combinations	8	12.6	(0.6)	12.0
Total residual commission buyouts		$347.1	$(43.2)	$303.9
Residual commission buyouts represent transactions with certain third-party distribution partners, pursuant to which the Company acquires their ongoing merchant relationships that subscribe to the Company’s end-to-end payments platform.
7.Other Intangible Assets, Net
Other intangible assets, net consisted of the following:

	Weighted Average Amortization Period (in years)	September 30, 2023
		Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	12	$223.8	$(50.5)	$173.3
Acquired technology	9	127.1	(74.4)	52.7
Trademarks and trade names	13	28.4	(5.8)	22.6
Capitalized software development costs	3	108.1	(32.2)	75.9
Total other intangible assets, net		$487.4	$(162.9)	$324.5

	Weighted Average Amortization Period (in years)	December 31, 2022
		Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	12	$196.3	$(36.4)	$159.9
Acquired technology	10	123.1	(64.1)	59.0
Trademarks and trade names	13	27.2	(3.8)	23.4
Capitalized software development costs	3	80.3	(15.8)	64.5
Total other intangible assets, net		$426.9	$(120.1)	$306.8
8.Capitalized Customer Acquisition Costs, Net
Capitalized customer acquisition costs, net were $48.3 million and $36.1 million at September 30, 2023 and December 31, 2022, respectively. These amounts consist of upfront processing bonuses with a gross carrying value of $96.5 million and $72.3 million less accumulated amortization of $48.2 million and $36.2 million at September 30, 2023 and December 31, 2022, respectively.
Capitalized customer acquisition costs had a weighted average amortization period of four years at both September 30, 2023 and December 31, 2022.

9.Equipment for Lease, Net
Equipment for lease, net consisted of the following:

	Weighted Average Depreciation Period (in years)	September 30, 2023
		Carrying Value	Accumulated Depreciation	Net Carrying Value
Equipment under lease	4	$162.1	$(62.9)	$99.2
Equipment held for lease (a)	N/A	11.9	—	11.9
Total equipment for lease		$174.0	$(62.9)	$111.1

	Weighted Average Depreciation Period (in years)	December 31, 2022
		Carrying Value	Accumulated Depreciation	Net Carrying Value
Equipment under lease	4	$107.7	$(40.3)	$67.4
Equipment held for lease (a)	N/A	13.3	—	13.3
Total equipment for lease, net		$121.0	$(40.3)	$80.7

(a) Represents equipment that was not yet initially deployed to a merchant and, accordingly, is not being depreciated.
10.Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	September 30, 2023	December 31, 2022
Equipment	$19.0	$17.0
Capitalized software	3.9	3.8
Leasehold improvements	18.2	10.4
Furniture and fixtures	1.9	1.3
Vehicles	0.4	0.5
Total property, plant and equipment, gross	43.4	33.0
Less: Accumulated depreciation	(15.5)	(10.7)
Total property, plant and equipment, net	$27.9	$22.3
11.Debt
The Company’s outstanding debt consisted of the following:

	Maturity	Effective Interest Rate	September 30, 2023	December 31, 2022
Convertible Senior Notes due 2025 ("2025 Convertible Notes")	December 15, 2025	0.49%	$690.0	$690.0
Convertible Senior Notes due 2027 ("2027 Convertible Notes")	August 1, 2027	0.90%	632.5	632.5
4.625% Senior Notes due 2026 ("2026 Senior Notes")	November 1, 2026	5.13%	450.0	450.0
Total borrowings			1,772.5	1,772.5
Less: Unamortized capitalized financing fees			(24.4)	(30.6)
Total long-term debt			$1,748.1	$1,741.9
Amortization of capitalized financing fees is included within “Interest expense” in the Company’s unaudited Condensed Consolidated Statements of Operations. Amortization of capitalized financing fees was $2.1 million for both the three months ended September 30, 2023 and 2022, respectively, and $6.2 million and $6.0 million for the nine months ended September 30, 2023 and 2022, respectively.

Future principal payments
As of September 30, 2023, future principal payments associated with the Company’s long-term debt were as follows:

2025	$690.0
2026	450.0
2027	632.5
Total	$1,772.5
Revolving Credit Facility
In June 2023, Shift4 Payments, LLC (the Borrower”) amended its Amended and Restated First Lien Credit Agreement (the “Second Amended Credit Agreement”) to transition the reference rate of its Revolving Credit Facility from LIBOR to SOFR, effective July 1, 2023. All other terms of the Second Amended Credit Agreement remain unchanged.
Loans incurred under the Revolving Credit Facility bear interest at the Borrower’s option at either the SOFR Rate plus a margin ranging from 3.00% to 3.50% per year or the alternate base rate plus a margin ranging from 2.00% to 2.50% per year (such margins being referred to as the “Applicable Rate”). The Applicable Rate varies depending on the Borrower’s total leverage ratio (as defined in the Second Amended Credit Agreement). The alternate base rate and the SOFR rate are each subject to a zero percent floor.
Borrowing capacity on the Revolving Credit Facility was $100.0 million as of September 30, 2023.
Restrictions and Covenants
The 2025 Convertible Notes, 2026 Senior Notes, 2027 Convertible Notes (collectively, the “Notes”) and Revolving Credit Facility include certain restrictions on the ability of Shift4 Payments, LLC to make loans, advances, or pay dividends to Shift4 Payments, Inc.
At September 30, 2023 and December 31, 2022, the Company was in compliance with all financial covenants.
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

Acquisition-Related Contingent Consideration
The Company’s acquisitions often include contingent consideration, or earnout, provisions. The contingent consideration related to the acquisitions of Online Payments Group, The Giving Block, and Restaurant Technology Partners, are further discussed in Note 2. The total fair value of these contingent liabilities as of September 30, 2023 was $42.6 million, of which $42.3 million is included in “Accrued expenses and other current liabilities” and $0.3 million is included in “Other noncurrent liabilities” within the Company’s unaudited Condensed Consolidated Balance Sheets. The change in fair value of these liabilities is included in “Revaluation of contingent liabilities” on the Company’s unaudited Condensed Consolidated Statements of Operations. All of these fair value measurements utilize Level 3 inputs, such as projected revenues, discount rates and other subjective inputs.
Asset-Related Contingent Consideration
As of September 30, 2023, the estimated fair value of the Company’s contingent consideration agreements entered into in conjunction with residual commission buyouts and the acquisition of other intangible assets was $12.3 million, which is included in “Accrued expenses and other current liabilities” on the Company’s unaudited Condensed Consolidated Balance Sheets. The fair values of the contingent consideration were estimated based on the projected attrition rates and other financial metrics within the respective merchant portfolios over the earnout periods.
The table below provides a reconciliation of the beginning and ending balances for the Level 3 contingent liabilities:

	Nine Months Ended September 30, 2023
	Contingent Liabilities for Acquisitions	Contingent Liabilities for Assets Acquired	Total Contingent Liabilities
Balance at beginning of period	$45.2	$10.0	$55.2
Contingent consideration	0.3	1.8	2.1
Fair value adjustments	21.5	4.4	25.9
Contingent liabilities that achieved earnout	(24.4)	(3.9)	(28.3)
Balance at end of period	$42.6	$12.3	$54.9
Fair value adjustments for contingent liabilities for acquisitions are recorded within “Revaluation of contingent liabilities” in the Company’s unaudited Condensed Consolidated Statements of Operations. There were no transfers into or out of Level 3 during the nine months ended September 30, 2023.
The estimated fair value of the Company’s outstanding debt using quoted prices from over-the-counter markets, considered Level 2 inputs, was as follows:

	September 30, 2023		December 31, 2022
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
2025 Convertible Notes	$682.8	$681.7	$680.3	$686.9
2027 Convertible Notes	622.8	541.7	621.0	533.7
2026 Senior Notes	443.1	423.7	441.4	423.0
Total	$1,748.7	$1,647.1	$1,742.7	$1,643.6

(a) Carrying value excludes unamortized debt issuance costs related to the Revolving Credit Facility of $0.6 million and $0.8 million as of September 30, 2023 and December 31, 2022, respectively.
The estimated fair value of the Company’s investments in securities was $58.6 million and $47.1 million as of September 30, 2023 and December 31, 2022, respectively. These non-marketable equity investments have no readily determinable fair values and are measured using the measurement alternative, which is defined as cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. Adjustments for these investments, if any, are recorded in “Unrealized gain on investments in securities” on the Company’s unaudited Condensed Consolidated Statements of Operations. The Company recognized fair value adjustments to its investments in securities of $2.6 million and $11.5 million for the three and nine months ended September 30, 2023, respectively, the entire amount of which related to securities still held as of September 30, 2023, based on secondary offerings of identical securities by the respective companies in 2023. The Company has recognized cumulative fair value adjustments to its investments in securities of $26.6 million.

The estimated fair value of the Company’s crypto settlement assets and crypto settlement liabilities was $2.2 million and $1.8 million as of September 30, 2023 and December 31, 2022, respectively. There are no active markets for the Company’s crypto settlement liabilities and the corresponding crypto settlement assets. Accordingly, the Company has valued the assets and liabilities using quoted prices from active cryptocurrency exchanges for the underlying crypto assets, considered Level 2 inputs.
Other financial instruments not measured at fair value on the Company’s unaudited Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 include cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses and other current assets, other noncurrent assets, accounts payable, accrued expenses and other current liabilities, and other noncurrent liabilities, as their estimated fair values reasonably approximate their carrying value as reported on the Company’s unaudited Condensed Consolidated Balance Sheets.
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
The Company has assessed the realizability of the net deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has recorded a full valuation allowance against the deferred tax assets at Shift4 Payments, Inc. as of September 30, 2023, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.
The Company’s effective tax rate was 1.9% and (6.1)% for the three and nine months ended September 30, 2023, respectively. The Company’s effective tax rate was 2.5% and (9.0)% for the three and nine months ended September 30, 2022, respectively. The effective tax rate for the three and nine months ended September 30, 2023 was different than the U.S. federal statutory income tax rate of 21% primarily due to the income allocated to the noncontrolling interest and the full valuation allowances on Shift4 Payments, Inc. and certain corporate subsidiaries in the U.S. In addition, the nine months ended September 30, 2023 includes a $4.8 million tax benefit related to the valuation allowance release due to a legal entity restructuring and a $1.5 million tax benefit related to the valuation allowance release due to acquired deferred tax liabilities from Focus. The effective tax rate for the three and nine months ended September 30, 2022 was different than the U.S. federal statutory income tax rate of 21% primarily due to the income allocated to the noncontrolling interest, the full valuation allowance on Shift4 Payments, Inc. and certain corporate subsidiaries in the U.S., and the nontaxable adjustment related to the revaluation of the contingent liability of The Giving Block. In addition, the nine months ended September 30, 2022 included a $6.4 million income tax benefit related to the valuation allowance release due to acquired deferred tax liabilities from The Giving Block.
Uncertain Tax Positions
The effects of uncertain tax positions are recognized in the condensed consolidated financial statements if these positions meet a “more-likely-than-not” threshold. For those uncertain tax positions that are recognized in the condensed consolidated financial statements, liabilities are established to reflect the portion of those positions it cannot conclude “more-likely-than-not” to be realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits within “Income tax (expense) benefit” in the Company’s unaudited Condensed Consolidated Statements of Operations. Accrued interest and penalties, if any, are included within “Deferred tax liability” in the Company’s Condensed Consolidated Balance Sheets. As of September 30, 2023 and December 31, 2022, $3.1 million and $8.0 million, respectively, of uncertain tax positions were recognized within “Other noncurrent liabilities” in the Company’s unaudited Condensed Consolidated Balance Sheets, which were recognized in conjunction with acquisitions.

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
As of September 30, 2023 and December 31, 2022, the Company recognized a TRA liability of $4.5 million and $1.7 million, respectively, after concluding it was probable that, based on estimates of future taxable income, the Company will realize tax benefits associated with the TRA. The liability is recognized in “Other noncurrent liabilities” on the Company’s unaudited Condensed Consolidated Balance Sheets. As of September 30, 2023, the Company has not recognized the remaining $296.0 million liability under the TRA after concluding it was not probable that the Company will be able to realize the remaining tax benefits based on estimates of future taxable income. No payments were made to the Continuing Equity Owners pursuant to the TRA during the nine months ended September 30, 2023 and 2022. The estimation of liability under the tax receivable agreement is by its nature imprecise and subject to significant assumptions regarding the amount, character, and timing of the taxable income of Shift4 Payments, Inc. in the future. If the valuation allowance recorded against the deferred tax assets applicable to the tax attributes referenced above is released in a future period, the remaining TRA liability may be considered probable at that time and recorded within earnings.
If Rook were to exchange any of its LLC Interests subsequent to September 30, 2023, such exchanges could generate additional deferred tax assets and TRA liability. As of December 31, 2022, the estimated impact of the exchange of all of Rook’s LLC Interests was an additional deferred tax asset of approximately $457 million and a TRA liability of approximately $389 million. The actual amounts as of September 30, 2023 could differ materially from those disclosed as of December 31, 2022 as they are impacted by the timing of the exchanges, the valuation of corporate subsidiaries, the price of the Company’s shares of Class A common stock at the time of the exchange, and the tax rates then in effect.
Inflation Reduction Act
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. The IRA includes implementation of a new alternative minimum tax, an excise tax on stock repurchases, and significant tax incentives for energy and climate initiatives, among other provisions. During the three and nine months ended September 30, 2023, the Company recognized ($0.1) million and $0.4 million of excise tax in connection with its stock repurchases, net of issuances. The Company is evaluating the provisions included under the IRA and does not expect the provisions to have a material impact to the Company's condensed consolidated financial statements.
14.Lease Agreements
The Company provides hardware, including terminals and point-of-sale equipment, to its merchants under operating leases as the lessor. The Company’s operating leases generally include options to extend the contract for successive one-year periods. Extension options are not included in the determination of lease income unless, at lease inception, it is reasonably certain that the option will be exercised. The Company’s operating leases do not generally include purchase options.
Lease payments received are recognized as income on a straight-line basis over the term of the agreement in accordance with ASC 606 and classified as gross revenue on the Company’s unaudited Condensed Consolidated Statements of Operations.
Total lease income for the three and nine months ended September 30, 2023 was $5.6 million and $16.1 million, respectively, and $4.5 million and $13.2 million for the three and nine months ended September 30, 2022, respectively. Variable lease income was not material for the three and nine months ended September 30, 2023 or 2022.
The Company expects to receive future minimum lease payments for hardware provided under the Company’s SaaS agreements of $13.1 million from October 1, 2023 through September 30, 2024. See Note 3 and Note 9 for more information on the accounting for these operating leases.

15.Related Party Transactions
The Company has a service agreement with Jared Isaacman, the Company’s Chief Executive Officer and founder (“Founder”), including access to aircrafts and a property. Total expense for this service, which is included in “General and administrative expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations, was $0.2 million and $0.7 million for the three and nine months ended both September 30, 2023 and 2022. There were no amounts outstanding at September 30, 2023 or December 31, 2022. In addition, during the nine months ended September 30, 2023, the Company made $2.7 million of distributions related to income taxes paid on behalf of Rook, which are included in “Distributions to noncontrolling interests” in the Company’s unaudited Condensed Consolidated Statements of Cash Flows.
In November 2021, the Company implemented a one-time discretionary equity award program for non-management employees. The Founder agreed to fund 50% of this program through a contribution of shares of his Class C common stock. As of September 30, 2023, the expected contribution from the Founder totaled 678,488 shares of his Class C common stock. The one-time discretionary equity award program will vest in three equal installments annually beginning in the third year. Vesting of the awards is subject to the continued employment of non-management employees.
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
In March 2021, the Founder, through a wholly-owned special purpose vehicle (“SPV”), entered into a variable prepaid forward contract (“VPF Contract”) with an unaffiliated dealer (“Dealer”), covering approximately 2.0 million shares of the Company’s Class A common stock. The VPF Contract settled on specified dates in February, March and April 2023, at which time the actual number of shares of the Company’s Class A common stock to be delivered by the SPV were determined based on the price of the Company’s Class A common stock on such dates relative to the forward floor price of $73.19 per share and the forward cap price of $137.24 per share, with the aggregate number not to exceed approximately 2.0 million shares, which is the number of shares of the Company’s Class B common stock and LLC units pledged by Rook to secure its obligations under the contract. During the nine months ended September 30, 2023, 1,997,133 shares of the Company’s Class B common stock owned by the SPV were effectively converted to Class A common stock and delivered to the SPV through the VPF Contract.
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

16.Commitments and Contingencies
From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm the Company’s business.
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
On August 18, 2023, a shareholder filed a putative securities class action against the Company and certain of its current and former executive officers in the United States District Court for the Eastern District of Pennsylvania, captioned O’Meara v. Shift4 Payments, Inc., et al., Case No. 5:23-cv-03206-JFL (the “O’Meara Action”). Plaintiff O’Meara seeks to represent purchasers of the Company’s securities between November 10, 2021 and April 18, 2023. On October 13, 2023, another shareholder represented by the same law firm as O’Meara filed a similar complaint against the same defendants in the same court, captioned Baer v. Shift4 Payments, Inc., et al., Case No. 5:23-cv-03969-JFL (the “Baer Action”). Plaintiff Baer seeks to represent purchasers of the Company’s securities between June 5, 2020, and April 18, 2023. Both complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, based on allegedly false and misleading statements about the Company’s business, operations, and compliance policies, and both seek unspecified damages. On October 19, 2023, Plaintiff Baer filed a motion to consolidate the O’Meara Action and the Baer Action and appoint Baer as lead plaintiff. Once a lead plaintiff is appointed, a consolidated amended complaint will be filed, which the Company expects to move to dismiss on behalf of all defendants.
The Company disputes the allegations in the above-referenced matters, intends to defend the matters vigorously, and believes that the claims are without merit. Certain legal and regulatory proceedings, such as the above-referenced matters, may be based on complex claims involving substantial uncertainties and unascertainable damages. Accordingly, it is not possible to determine the probability of loss or estimate damages for any of the above matters, and therefore, the Company has not established reserves for any of these proceedings. When the Company determines that a loss is both probable and reasonably estimable, the Company records a liability, and, if the liability is material, discloses the amount of the liability reserved. Given that such proceedings are subject to uncertainty, there can be no assurance that such legal proceedings, either individually or in the aggregate, will not have a material adverse effect on our business, results of operations, financial condition or cash flows.
The Company is currently not aware of any legal proceedings or claims other than those described above that the Company believes could have a material adverse effect on its business, financial condition or operating results.
17.Stockholders’ Equity
Stock Repurchases
In 2021 and 2022, the Company’s Board of Directors (the “Board”) authorized three sequential stock repurchase programs (the “Prior Programs”), pursuant to which the Company was authorized to repurchase up to an aggregate of $250.0 million of shares of its Class A common stock through December 31, 2022.
On May 3, 2023, the Board authorized a new stock repurchase program (the “May 2023 Program”), pursuant to which the Company is authorized to repurchase up to $250.0 million of shares of its Class A common stock through December 31, 2023. The remaining amount available under the current authorization as of September 30, 2023 was $153.2 million.
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
During the nine months ended September 30, 2023, the Company repurchased 1,515,000 shares of Class A common stock under the May 2023 Program for $97.3 million, including commissions paid and accrued excise tax, at an average price paid of $63.89 per share. During the nine months ended September 30, 2022, the Company repurchased 3,887,191 shares of Class A common stock under the Prior Programs for $184.4 million, including commissions paid, at an average price paid of $47.40 per share. The Company did not repurchase any shares of its Class A common stock during the three months ended September 30, 2023 or 2022.

Repurchased shares of common stock that have not been retired are recorded as “Treasury stock” on the Company’s unaudited Condensed Consolidated Balance Sheets. Upon retirement, the Company allocates the value of treasury stock between Additional paid-in capital and Retained earnings. There were no shares of treasury stock outstanding as of September 30, 2023 or December 31, 2022.
18.Noncontrolling Interests
Shift4 Payments, Inc. is the sole managing member of Shift4 Payments, LLC, and consolidates the financial results of Shift4 Payments, LLC. The noncontrolling interests balance represents the economic interest in Shift4 Payments, LLC held by Rook. The following table summarizes the ownership of LLC Interests in Shift4 Payments, LLC:

	September 30, 2023		December 31, 2022
	LLC Interests	Ownership %	LLC Interests	Ownership %
Shift4 Payments, Inc.	58,578,199	71.1%	57,121,314	68.9%
Rook	23,831,883	28.9%	25,829,016	31.1%
Total	82,410,082	100.0%	82,950,330	100.0%
19.Equity-based Compensation
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
As of September 30, 2023, a maximum of 862,126 shares of the Company’s Class A common stock were available for issuance under the Restated Equity Plan.
RSUs and PRSUs
RSUs represent the right to receive shares of the Company’s Class A common stock at a specified date in the future.
The RSU activity for the nine months ended September 30, 2023 was as follows:

	Nine Months Ended September 30, 2023
	Number of RSUs	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2022	2,465,355	$47.57
Granted	1,361,016	64.20
Vested	(747,141)	38.27
Forfeited or cancelled	(385,252)	55.33
Unvested balance at September 30, 2023	2,693,978	$57.28
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
The Company recognized equity-based compensation expense of $12.4 million and $46.4 million for the three and nine months ended September 30, 2023, respectively, and $12.2 million and $38.4 million for the three and nine months ended September 30, 2022, respectively. As of September 30, 2023, the Company had $106.7 million of total unrecognized equity-based compensation expense related to outstanding RSUs and PRSUs, which is expected to be recognized over a weighted-average period of 2.89 years.

20.Basic and Diluted Net Income per Share
Basic net income per share has been computed by dividing net income attributable to common shareholders by the weighted average number of shares of common stock outstanding for the same period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period in which the shares were outstanding. Diluted net income per share has been computed in a manner consistent with that of basic net income per share while giving effect to all shares of potentially dilutive common stock that were outstanding during the period. The following table presents the calculation of basic and diluted net income per share under the two-class method:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$46.5	$46.4	$103.7	$48.2
Less: Net income attributable to noncontrolling interests	13.9	3.3	31.2	2.3
Net income attributable to Shift4 Payments, Inc. and common stockholders	$32.6	$43.1	$72.5	$45.9

Numerator - allocation of net income attributable to common stockholders:
Net income allocated to Class A common stock - basic	$31.6	$40.2	$70.0	$42.6
Reallocation of net income attributable to common stockholders due to effect of dilutive securities	0.2	4.1	0.5	3.2
Net income allocated to Class A common stock - diluted	$31.8	$44.3	$70.5	$45.8

Net income allocated to Class C common stock - basic	$1.0	$2.9	$2.5	$3.3
Reallocation of net income attributable to common stockholders due to effect of dilutive securities	—	(0.8)	—	(0.9)
Net income allocated to Class C common stock - diluted	$1.0	$2.1	$2.5	$2.4

Denominator:
Weighted average shares of Class A common stock outstanding - basic	56,537,008	51,502,825	56,233,959	51,804,935
Effect of dilutive securities:
LLC Interests	—	25,829,016	—	26,061,398
RSUs	873,107	469,505	1,200,466	613,208
Contingent shares	262,968	—	262,968	—
Weighted average shares of Class A common stock outstanding - diluted	57,673,083	77,801,346	57,697,393	78,479,541

Weighted average shares of Class C common stock outstanding - basic and diluted	1,759,273	3,648,580	2,019,063	4,069,266

Net income per share - Basic:
Class A common stock	$0.56	$0.78	$1.24	$0.82
Class C common stock	$0.56	$0.78	$1.24	$0.82
Net income per share - Diluted:
Class A Common Stock	$0.55	$0.57	$1.22	$0.58
Class C Common Stock	$0.55	$0.57	$1.22	$0.58

The following were excluded from the calculation of diluted net income per share as the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
LLC Interests	23,831,883	—	24,399,635	—
RSUs	51,965	924,132	37,962	924,132
Total	23,883,848	924,132	24,437,597	924,132
For the three and nine months ended September 30, 2023, the Company has excluded from the calculation of diluted net income per share the effect of the following:
•the conversion of the 2025 Convertible Notes and 2027 Convertible Notes, as the last reported sales price of the Company’s Class A common stock was less than the conversion price, per the terms of each respective agreement, and
•shares of the Company’s Class A common stock to be issued in connection with Tranche 2 of the earnout due to the former shareholders of Online Payments Group and the earnout due to the former shareholders of certain restaurant technology partners. See Note 2 for more information about shares to be issued in connection with earnouts.
For the three and nine months ended September 30, 2022, the Company has excluded from the calculation of diluted net income per share the effect of the following:
•the conversion of the 2025 Convertible Notes and 2027 Convertible Notes, as the last reported sales price of the Company’s Class A common stock was less than the conversion price, per the terms of each respective agreement, and
•shares of the Company’s Class A common stock to be issued in connection with the earnout due to the former shareholders of The Giving Block, Online Payments Group, and certain restaurant technology partners. See Note 2 for more information about shares to be issued in connection with earnouts.
The Company will pay in cash the $690.0 million principal of the 2025 Convertible Notes and the $632.5 million principal of the 2027 Convertible Notes with any excess to be paid or delivered in cash or shares of the Company’s Class A common stock or a combination of both at the Company’s election.
21.Subsequent Events
Acquisitions
On October 26, 2023, the Company acquired Credorax, Inc. d/b/a Finaro (“Finaro”) for $200.0 million of cash, $287.6 million of shares of the Company’s Class A common stock, and an earnout of up to $50.0 million in shares of the Company’s Class A common stock.
On October 2, 2023, the Company acquired SpotOn Technologies, Inc.’s (“SpotOn”) sports and entertainment division, formerly known as Appetize, for $100.0 million of cash.
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
Our end-to-end payments offering combines our payments platform, including our proprietary gateway and breadth of software integrations, and our suite of technology solutions to create a compelling value proposition for our merchants. Our end-to-end payment volume was $27.9 billion and $20.6 billion for the three months ended September 30, 2023 and 2022, respectively, and $77.0 billion and $50.9 billion for the nine months ended September 30, 2023 and 2022, respectively.
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
Subscription and other revenues include software as a service (“SaaS”) fees for POS systems and terminals provided to merchants. POS and terminal SaaS fees are assessed based on the type and quantity of equipment deployed to the merchant. SaaS fees also include statement fees, fees for our proprietary business intelligence software and other annual fees. Subscription and other revenues also includes revenue derived from software license sales, hardware sales, third-party residuals and fees charged for technology support.
Cost of sales consists of interchange and processing fees, residual commissions, equipment and other costs of sales:
Interchange and processing fees represent amounts owed to card issuing banks and assessments paid to card associations based on transaction processing volume. These also include fees incurred by third-parties for data transmission and settlement of funds, such as processors and our sponsor bank.
Residual commissions represent monthly payments to third-party distribution partners. These costs are typically based on a percentage of payment-based revenue.
Equipment represents our costs of devices that are sold to merchants.
Other costs of sales includes amortization of capitalized software development costs, capitalized software, acquired technology and capitalized customer acquisition costs. It also includes shipping and handling costs related to the delivery of devices. Capitalized software development costs are amortized using the straight-line method on a product-by-product basis over the estimated useful life of the software. Capitalized software, acquired technology and capitalized customer acquisition costs are also amortized on a straight-line basis.
General and administrative expenses consist primarily of compensation, benefits and other expenses associated with corporate management, finance, sales, human resources, shared services, information technology and other activities.
Revaluation of contingent liabilities represents adjustments to the fair value of contingent liabilities associated with acquisitions.
Depreciation and amortization expense consists of depreciation and amortization expenses related to merchant relationships, trademarks and trade names, residual commission buyouts, equipment, leasehold improvements, other intangible assets, and property, plant and equipment. We depreciate and amortize our assets on a straight-line basis. Leasehold improvements are depreciated over the lesser of the estimated life of the leasehold improvement or the remaining lease term. Maintenance and repairs, which do not extend the useful life of the respective assets, are charged to expense as incurred. Intangible assets are amortized on a straight-line basis over their estimated useful lives which range from two years to twenty years.

Professional expenses consists of costs incurred for accounting, tax, legal, and consulting services.
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
Income tax (expense) benefit represents federal, state and local taxes based on income in multiple jurisdictions, in addition to income taxes incurred in foreign jurisdictions.
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
Comparison of Results for the Three Months Ended September 30, 2023 and 2022
The following table sets forth the consolidated statements of operations for the periods presented:

	Three Months Ended September 30,
(in millions)	2023	2022	$ change	% change*
Payments-based revenue	$626.9	$509.0	$117.9	23%
Subscription and other revenues	48.5	38.3	10.2	27%
Gross revenue	675.4	547.3	128.1	23%
Network fees	(432.4)	(350.6)	(81.8)	23%
Other costs of sales (exclusive of certain depreciation and amortization expense shown separately below)	(62.7)	(61.0)	(1.7)	3%
General and administrative expenses	(76.3)	(74.2)	(2.1)	3%
Revaluation of contingent liabilities	(8.9)	36.9	(45.8)	NM
Depreciation and amortization expense (a)	(40.0)	(28.9)	(11.1)	38%
Professional expenses	(5.7)	(10.4)	4.7	(45)%
Advertising and marketing expenses	(4.7)	(5.6)	0.9	(16)%
Income from operations	44.7	53.5	(8.8)	(16)%
Interest income	9.6	3.5	6.1	174%
Unrealized gain on investments in securities	2.6	—	2.6	NM
Change in TRA liability	(1.5)	(1.1)	(0.4)	36%
Interest expense	(8.0)	(8.3)	0.3	(4)%
Income before income taxes	47.4	47.6	(0.2)	—%
Income tax expense	(0.9)	(1.2)	0.3	(25)%
Net income	46.5	46.4	0.1	—%
Less: Net income attributable to noncontrolling interests	13.9	3.3	10.6	NM
Net income attributable to Shift4 Payments, Inc.	$32.6	$43.1	$(10.5)	(24)%
* NM = Not Meaningful
(a)Depreciation and amortization expense includes depreciation of equipment under lease of $9.3 million and $8.2 million for the three months ended September 30, 2023 and 2022, respectively.
Gross revenue
Gross revenue was $675.4 million for the three months ended September 30, 2023, compared to $547.3 million for the three months ended September 30, 2022, an increase of $128.1 million or 23%. Gross revenue is comprised of payments-based revenue and subscription and other revenues.

Payments-based revenue was $626.9 million for the three months ended September 30, 2023, compared to $509.0 million for the three months ended September 30, 2022, an increase of $117.9 million or 23%. The increase in payments-based revenue was primarily driven by the increase in end-to-end payment volume of $7.4 billion, or 36%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. End-to-end payment volume growth outpaced payments-based revenue growth primarily due to our continued onboarding of larger merchants that have lower unit pricing than our existing customer base.
Subscription and other revenues were $48.5 million for the three months ended September 30, 2023, compared to $38.3 million for the three months ended September 30, 2022, an increase of $10.2 million or 27%. The increase in subscription and other revenues was primarily driven by higher SaaS fee revenue, which increased $10.4 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022.
Network fees
Network fees were $432.4 million for the three months ended September 30, 2023, compared to $350.6 million for the three months ended September 30, 2022, an increase of $81.8 million or 23%. This increase was related to the increase in payments-based revenue.
Gross revenue less network fees was $243.0 million for the three months ended September 30, 2023, compared to $196.7 million for the three months ended September 30, 2022, an increase of $46.3 million or 24%. The increase in gross revenue less network fees was driven by the increase in end-to-end payment volume. See “Key Performance Indicators and Non-GAAP Measures” below for a reconciliation of gross profit to gross revenue less network fees.
Other costs of sales
Other costs of sales was $62.7 million for the three months ended September 30, 2023, compared to $61.0 million for the three months ended September 30, 2022, an increase of $1.7 million, or 3%. This increase was primarily driven by higher capitalized software development cost amortization.
General and administrative expenses
General and administrative expenses were $76.3 million for the three months ended September 30, 2023, compared to $74.2 million for the three months ended September 30, 2022, an increase of $2.1 million or 3%. The increase was primarily driven by our recent acquisitions, which were partially offset by lower compensation and other employee-related expenses as a result of one-time expenses and bonuses in the three months ended September 30, 2022.
Revaluation of contingent liabilities
Revaluation of contingent liabilities resulted in expense of $8.9 million and income of $36.9 million for the three months ended September 30, 2023 and 2022, respectively. The expense for the three months ended September 30, 2023 was primarily driven by the remeasurement of the contingent liability related to the acquisition of Online Payments Group. The income for the three months ended September 30, 2022 was primarily driven by a decrease in the contingent liability for The Giving Block.
Depreciation and amortization expense
Depreciation and amortization expense was $40.0 million for the three months ended September 30, 2023, compared to $28.9 million for the three months ended September 30, 2022, an increase of $11.1 million or 38%. The increase was primarily driven by higher residual commission buyout amortization due to residual commission buyouts completed in 2022, in addition to higher amortization of new intangible assets as a result of acquisitions.
Professional expenses
Professional expenses were $5.7 million for the three months ended September 30, 2023, compared to $10.4 million for the three months ended September 30, 2022, a decrease of $4.7 million or 45%. The decrease was primarily driven by lower acquisition-related costs.
Advertising and marketing expenses
Advertising and marketing expenses were $4.7 million for the three months ended September 30, 2023, compared to $5.6 million for the three months ended September 30, 2022, a decrease of $0.9 million or 16%. The decrease was primarily driven by lower expenses related to conferences and trade shows.

Interest income
Interest income was $9.6 million for the three months ended September 30, 2023, compared to $3.5 million for the three months ended September 30, 2022, an increase of $6.1 million or 174%. The increase was primarily driven by higher weighted average interest rates on our cash and cash equivalents.
Unrealized gain on investments in securities
The unrealized gain on investments in securities resulted in $2.6 million of non-cash income for the three months ended September 30, 2023. There was no corresponding gain for the three months ended September 30, 2022.
Change in TRA liability
The change in TRA liability resulted in $1.5 million of non-cash expense for the three months ended September 30, 2023, compared to $1.1 million for the three months ended September 30, 2022. See Note 13 to the accompanying unaudited condensed consolidated financial statements for more information on the TRA.
Interest expense
Interest expense remained consistent for the three months ended September 30, 2023, compared to the three months ended September 30, 2022.
Income tax expense
The effective tax rate for the three months ended September 30, 2023 was approximately 2%, compared to the effective tax rate for the three months ended September 30, 2022 of approximately 3%.
The effective tax rate for the three months ended September 30, 2023 was different than the U.S. federal statutory income tax rate of 21% primarily due to the income allocated to the noncontrolling interest and the full valuation allowances on Shift4 Payments, Inc. and certain corporate subsidiaries in the U.S. The effective tax rate for the three months ended September 30, 2022 was different than the U.S. federal statutory income tax rate of 21% primarily due to the income allocated to the noncontrolling interest, the full valuation allowance on Shift4 Payments, Inc. and certain corporate subsidiaries in the U.S., and the nontaxable adjustment related to the revaluation of the contingent liability of The Giving Block.

Comparison of Results for the Nine Months Ended September 30, 2023 and 2022
The following table sets forth the consolidated statements of operations for the periods presented:

	Nine Months Ended September 30,
(in millions)	2023	2022	$ change	% change*
Payments-based revenue	$1,738.0	$1,354.4	$383.6	28%
Subscription and other revenues	121.4	101.5	19.9	20%
Gross revenue	1,859.4	1,455.9	403.5	28%
Network fees	(1,188.3)	(927.8)	(260.5)	28%
Other costs of sales (exclusive of certain depreciation and amortization expense shown separately below)	(178.5)	(202.0)	23.5	(12)%
General and administrative expenses	(244.1)	(198.8)	(45.3)	23%
Revaluation of contingent liabilities	(21.5)	37.2	(58.7)	NM
Depreciation and amortization expense (a)	(111.2)	(62.9)	(48.3)	77%
Professional expenses	(17.2)	(25.7)	8.5	(33)%
Advertising and marketing expenses	(11.2)	(11.2)	—	—%
Income from operations	87.4	64.7	22.7	35%
Interest income	26.0	4.9	21.1	NM
Other (expense) income, net	(0.3)	0.3	(0.6)	NM
Unrealized gain on investments in securities	11.5	—	11.5	NM
Change in TRA liability	(2.8)	(1.1)	(1.7)	155%
Interest expense	(24.1)	(24.6)	0.5	(2)%
Income before income taxes	97.7	44.2	53.5	121%
Income tax benefit	6.0	4.0	2.0	50%
Net income	103.7	48.2	55.5	115%
Less: Net income attributable to noncontrolling interests	31.2	2.3	28.9	NM
Net income attributable to Shift4 Payments, Inc.	$72.5	$45.9	$26.6	58%
* NM = Not Meaningful
(a)Depreciation and amortization expense includes depreciation of equipment under lease of $24.7 million and $22.6 million for the nine months ended September 30, 2023 and 2022, respectively.
Gross revenue
Gross revenue was $1,859.4 million for the nine months ended September 30, 2023, compared to $1,455.9 million for the nine months ended September 30, 2022, an increase of $403.5 million or 28%. Gross revenue is comprised of payments-based revenue and subscription and other revenues.
Payments-based revenue was $1,738.0 million for the nine months ended September 30, 2023, compared to $1,354.4 million for the nine months ended September 30, 2022, an increase of $383.6 million or 28%. The increase in payments-based revenue was primarily driven by the increase in end-to-end payment volume of $26.1 billion, or 51%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. End-to-end payment volume growth outpaced payments-based revenue growth primarily due to our continued onboarding of larger merchants that have lower unit pricing than our existing customer base.
Subscription and other revenues were $121.4 million for the nine months ended September 30, 2023, compared to $101.5 million for the nine months ended September 30, 2022, an increase of $19.9 million or 20%. The increase in subscription and other revenues was driven primarily by higher SaaS fee revenue, which increased $15.9 million in the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. In addition, our acquisitions collectively contributed $7.0 million more to subscription and other revenues in the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. This was partially offset by a decrease in software license sales of $3.0 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.

Network fees
Network fees were $1,188.3 million for the nine months ended September 30, 2023, compared to $927.8 million for the nine months ended September 30, 2022, an increase of $260.5 million or 28%. This increase was related to the increase in payments-based revenue.
Gross revenue less network fees was $671.1 million for the nine months ended September 30, 2023, compared to $528.1 million for the nine months ended September 30, 2022, an increase of $143.0 million or 27%. The increase in gross revenue less network fees was largely correlated with the increase in end-to-end payment volume growth. See “Key Performance Indicators and Non-GAAP Measures” below for a reconciliation of gross profit to gross revenue less network fees.
Other costs of sales
Other costs of sales was $178.5 million for the nine months ended September 30, 2023, compared to $202.0 million for the nine months ended September 30, 2022, a decrease of $23.5 million, or 12%. This decrease was primarily the result of lower residual commissions, which were driven by the impact of residual commission buyouts.
General and administrative expenses
General and administrative expenses were $244.1 million for the nine months ended September 30, 2023, compared to $198.8 million for the nine months ended September 30, 2022, an increase of $45.3 million or 23%. The increase was primarily driven by our acquisitions, as well as our continued growth and expansion.
Revaluation of contingent liabilities
Revaluation of contingent liabilities resulted in expense of $21.5 million and income of $37.2 million for the nine months ended September 30, 2023 and 2022, respectively. The expense for the nine months ended September 30, 2023 was primarily driven by the remeasurement of the contingent liability related to the acquisition of Online Payments Group. The income for the nine months ended September 30, 2022 was primarily driven by a decrease in the contingent liability for The Giving Block.
Depreciation and amortization expense
Depreciation and amortization expense was $111.2 million for the nine months ended September 30, 2023, compared to $62.9 million for the nine months ended September 30, 2022, an increase of $48.3 million or 77%. The increase was primarily driven by higher residual commission buyout amortization due to the residual commission buyouts completed in 2022, in addition to the amortization of new intangible assets as a result of acquisitions. This was offset by a decline in other intangible asset amortization, driven by intangibles that reached the end of their useful life.
Professional expenses
Professional expenses were $17.2 million for the nine months ended September 30, 2023, compared to $25.7 million for the nine months ended September 30, 2022, a decrease of $8.5 million or 33%. The decrease was primarily driven by lower acquisition-related costs, in addition to transaction-related expenses associated with a consent solicitation for the 2026 Senior Notes in March 2022.
Advertising and marketing expenses
Advertising and marketing expenses remained consistent for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.
Interest income
Interest income was $26.0 million for the nine months ended September 30, 2023, compared to $4.9 million for the nine months ended September 30, 2022, an increase of $21.1 million. The increase was primarily driven by a higher weighted average interest rate earned on our cash and cash equivalents.
Unrealized gain on investments in securities
The unrealized gain on investments in securities resulted in $11.5 million of non-cash income for the nine months ended September 30, 2023. There was no corresponding gain for the nine months ended September 30, 2022. See Note 12 to the accompanying unaudited condensed consolidated financial statements for more information on our investments in securities.

Change in TRA liability
The change in TRA liability resulted in $2.8 million of expense for the nine months ended September 30, 2023, compared to $1.1 million of expense for the nine months ended September 30, 2022, a decrease of $1.7 million or 155%. See Note 13 in the notes to the accompanying unaudited condensed consolidated financial statements for more information on the TRA.
Interest expense
Interest expense remained consistent for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.
Income tax benefit
The effective tax rate for the nine months ended September 30, 2023 was approximately (6)%, compared to the effective tax rate for the nine months ended September 30, 2022 of approximately (9)%.
The effective tax rate for the nine months ended September 30, 2023 was different than the U.S. federal statutory income tax rate of 21% primarily due to the income allocated to the noncontrolling interest, the full valuation allowances on Shift4 Payments, Inc. and certain corporate subsidiaries in the U.S., a $4.8 million tax benefit related to the valuation allowance release due to a legal entity restructuring, and a $1.5 million tax benefit related to the valuation allowance release due to acquired deferred tax liabilities from Focus POS Systems. The effective tax rate for the nine months ended September 30, 2022 was different than the U.S. federal statutory income tax rate of 21% primarily due to the income allocated to the noncontrolling interest, the full valuation allowance on Shift4 Payments, Inc. and certain corporate subsidiaries in the U.S., the nontaxable adjustment related to the revaluation of the contingent liability of The Giving Block, and a $6.4 million income tax benefit related to the valuation allowance release due to acquired deferred tax liabilities from The Giving Block.
Key Performance Indicators and Non-GAAP Measures
The following table sets forth our key performance indicators and non-GAAP measures for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
End-to-end payment volume	$27,933.0	$20,579.4	$76,983.4	$50,873.4
Gross revenue less network fees	243.0	196.7	671.1	528.1
EBITDA	100.9	95.0	248.5	165.5
Adjusted EBITDA	124.5	85.4	323.8	195.3
End-to-end payment volume
End-to-end payment volume is defined as the total dollar amount of payments that we deliver for settlement on behalf of our merchants. Included in end-to-end volume are dollars routed via our international payments platform and alternative payment methods, including cryptocurrency and stock donations, plus volume we route to one or more third party merchant acquirers on behalf of strategic enterprise merchant relationships. This volume does not include volume processed through our legacy gateway-only offering.
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

Adjusted EBITDA is the primary financial performance measure used by management to evaluate its business and monitor results of operations. Adjusted EBITDA represents EBITDA further adjusted for certain non-cash and other nonrecurring items that management believes are not indicative of ongoing operations. These adjustments include acquisition, restructuring and integration costs, revaluation of contingent liabilities, unrealized gain on investments in securities, change in TRA liability, equity-based compensation expense, and other nonrecurring items. The financial impact of certain elements of these activities is often largely relative to our overall financial performance and can adversely affect the comparability of our operating results and investors’ ability to analyze the business from period to period.
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
The non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from, or as a substitute for, financial information prepared in accordance with GAAP, and should be read only in conjunction with financial information presented on a GAAP basis. Reconciliations of gross revenue less network fees, EBITDA and Adjusted EBITDA to its most directly comparable GAAP financial measure are presented below. We encourage you to review the reconciliations in conjunction with the presentation of the non-GAAP financial measures for each of the periods presented. In future fiscal periods, we may exclude such items and may incur income and expenses similar to these excluded items.
Reconciliations of gross revenue less network fees, EBITDA and Adjusted EBITDA
The tables below provide reconciliations of gross profit to gross revenue less network fees and net income on a consolidated basis for the periods presented to EBITDA and Adjusted EBITDA.
Gross revenue less network fees:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Gross revenue	$675.4	$547.3	$1,859.4	$1,455.9
Less: Network fees	(432.4)	(350.6)	(1,188.3)	(927.8)
Less: Other costs of sales (exclusive of depreciation of equipment under lease)	(62.7)	(61.0)	(178.5)	(202.0)
	180.3	135.7	492.6	326.1
Less: Depreciation of equipment under lease	(9.3)	(8.2)	(24.7)	(22.6)
Gross profit (a)	$171.0	$127.5	$467.9	$303.5

Gross profit (a)	$171.0	$127.5	$467.9	$303.5
Add back: Other costs of sales	62.7	61.0	178.5	202.0
Add back: Depreciation of equipment under lease	9.3	8.2	24.7	22.6
Gross revenue less network fees	$243.0	$196.7	$671.1	$528.1

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

EBITDA and Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Net income	$46.5	$46.4	$103.7	$48.2
Interest expense	8.0	8.3	24.1	24.6
Interest income	(9.6)	(3.5)	(26.0)	(4.9)
Income tax expense (benefit)	0.9	1.2	(6.0)	(4.0)
Depreciation and amortization	55.1	42.6	152.7	101.6
EBITDA	100.9	95.0	248.5	165.5
Acquisition, restructuring and integration costs (a)	3.2	13.0	13.3	23.5
Revaluation of contingent liabilities (b)	8.9	(36.9)	21.5	(37.2)
Change in unrealized gain on investments in securities (c)	(2.6)	—	(11.5)	—
Change in TRA liability (d)	1.5	1.1	2.8	1.1
Equity-based compensation (e)	12.6	12.3	47.5	39.1
Other nonrecurring items (f)	—	0.9	1.7	3.3
Adjusted EBITDA	$124.5	$85.4	$323.8	$195.3

(a) For the three months ended September 30, 2023, primarily consisted of $3.0 million of acquisition-related costs. For the nine months ended September 30, 2023, primarily consisted of $8.8 million of acquisition-related costs and $4.3 million of restructuring costs. For the three months ended September 30, 2022, primarily consisted of $10.3 million of acquisition-related costs. For the nine months ended September 30, 2022, primarily consisted of $19.1 million of acquisition-related costs and $1.4 million of transaction-related expenses associated with a consent solicitation for the 2026 Senior Notes in March 2022.

(b) Consisted of fair value adjustments to contingent liabilities arising from acquisitions.
(c) See Note 12 to the accompanying unaudited condensed consolidated financial statements for more information on the investments in non-marketable securities.
(d) See Note 13 to the accompanying unaudited condensed consolidated financial statements for more information on the TRA.
(e) Consisted of equity-based compensation expense for RSUs, including employer taxes for vested RSUs. See Note 19 to the accompanying unaudited condensed consolidated financial statements for more information on equity-based compensation.

(f) For the nine months ended September 30, 2023, primarily consisted of $1.5 million of professional and legal expenses associated with one-time matters. For the three months ended September 30, 2022, primarily consisted of a $0.5 million donation and $0.4 million of nonrecurring advertising and marketing expenses. For the nine months ended September 30, 2022, primarily consisted of $1.1 million of costs associated with an internal processing system disruption that required technical remediation, $0.8 million of nonrecurring advertising and marketing expenses, $0.5 million of legal and professional fees for one-time matters, a $0.5 million donation and $0.4 million of costs associated with an early retirement initiative completed in the first quarter of 2022.

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
The following table sets forth summary cash flow information for the periods presented:

	Nine Months Ended September 30,
(in millions)	2023	2022
Net cash provided by operating activities	$283.0	$135.9
Net cash used in investing activities	(151.1)	(483.0)
Net cash used in financing activities	(124.3)	(211.4)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(0.8)	(0.3)
Change in cash and cash equivalents and restricted cash	$6.8	$(558.8)

Operating activities
Net cash provided by operating activities consists of net income adjusted for certain non-cash items and changes in other assets and liabilities.
For the nine months ended September 30, 2023, net cash provided by operating activities of $283.0 million was primarily a result of net income of $103.7 million adjusted for non-cash expenses, including depreciation and amortization of $152.7 million, equity-based compensation of $46.4 million, revaluation of contingent liabilities of $21.5 million, and unrealized gain on investments in securities of $(11.5) million. This was partially offset by an impact from working capital items of $(39.1) million.
For the nine months ended September 30, 2022, net cash provided by operating activities of $135.9 million was primarily a result of net income of $48.2 million adjusted for non-cash expenses, including depreciation and amortization of $101.6 million, equity-based compensation of $38.4 million, and revaluation of contingent liabilities of $(37.2) million. This was partially offset by an impact from working capital items of $(24.5) million.
Investing activities
Net cash used in investing activities includes cash paid for acquisitions, residual commission buyouts, purchases of property, plant and equipment, purchases of equipment to be leased, purchases of intangible assets, investments in securities, and capitalized software development costs.
Net cash used in investing activities was $151.1 million for the nine months ended September 30, 2023, a decrease of $331.9 million, compared to net cash used in investing activities of $483.0 million for the nine months ended September 30, 2022. This decrease was primarily the result of a $258.7 million decrease in residual commission buyouts and a $98.9 million decrease in net cash paid for acquisitions. This was partially offset by a $23.1 million increase in purchases of equipment to be leased.
Financing activities
Net cash used in financing activities was $124.3 million for the nine months ended September 30, 2023, a decrease of $87.1 million, compared to net cash used in financing activities of $211.4 million for the nine months ended September 30, 2022. This decrease was primarily the result of lower payments for the repurchase of common stock of $89.1 million.
Convertible Notes, Senior Notes and Revolving Credit Facility
As of September 30, 2023 and December 31, 2022, we had $1,772.5 million total principal amount of debt outstanding, including $690.0 million of 2025 Convertible Notes, $632.5 million of 2027 Convertible Notes, and $450.0 million of 2026 Senior Notes. See Note 11 to the accompanying unaudited condensed consolidated financial statements for more information about our debt.
The Revolving Credit Facility has a borrowing capacity of $100.0 million. As of September 30, 2023, we had no outstanding borrowings under the Revolving Credit Facility.
Stock repurchases
On May 3, 2023, our Board authorized the May 2023 Program, pursuant to which we were authorized to repurchase up to $250.0 million of shares of our Class A common stock through December 31, 2023. In the nine months ended September 30, 2023, we repurchased 1,515,000 shares of Class A common stock for $97.3 million, including commissions paid and accrued excise tax, at an average price paid of $63.89 per share. See Note 17 to the accompanying consolidated financial statements for more information. The remaining amount available under the current authorization as of September 30, 2023 was $153.2 million.
Cash Requirements
Our material cash requirements include the following contractual obligations.
Debt
As of September 30, 2023, we had $1,772.5 million of fixed rate debt principal outstanding with maturities beginning in 2025. Future interest payments associated with the outstanding debt total $85.5 million, with $24.0 million payable within twelve months.
Contingent Liabilities
As of September 30, 2023, the fair value of contingent liabilities to potentially be paid out in cash was $41.2 million, with $40.9 million payable within twelve months. As of September 30, 2023, the maximum amount of contingent liabilities to potentially be paid out in cash was $45.8 million, with $43.3 million payable within twelve months.

Leases
As of September 30, 2023, we are obligated under non-cancellable operating leases for our premises, which expire through November 2030. Future rent payments associated with outstanding operating leases total $28.4 million, with $7.8 million payable within twelve months.
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
As of September 30, 2023, we had $1,772.5 million of fixed rate debt principal outstanding pursuant to the notes with a fair value of $1,647.1 million. Since these notes bear interest at fixed rates, they do not result in any financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates when interest rates change.
We also have a Revolving Credit Facility available to us with available borrowing capacity of $100.0 million. We are obligated to pay interest on loans under the Revolving Credit Facility as well as other customary fees, including an upfront fee and an unused commitment fee based on our debt rating. Borrowings under the Revolving Credit Facility, if any, bear interest at floating rates. As a result, we are exposed to risks related to fluctuations in interest rates to the extent it impacts our borrowings. As of September 30, 2023 and December 31, 2022, we had no amounts outstanding under the Revolving Credit Facility. See “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2. of this Quarterly Report and Note 11 to the accompanying unaudited condensed consolidated financial statements for more information.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
The following is a list of exhibits filed as part of this Quarterly Report.
INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Shift4 Payments, Inc.	S-8	333-239042	4.1	06/09/2020

3.2	Amended and Restated By-Laws of Shift4 Payments, Inc.	S-8	333-239042	4.2	06/09/2020

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock.	S-1/A	333-238307	4.1	06/01/2020

4.2	Indenture, by and among Shift4 Payments, LLC, Shift4 Payments Finance Sub, Inc. the subsidiary guarantors named therein and U.S. Bank National Association, as trustee, dated October 29, 2020 (and Form of Global Note).	8-K	001-39313	4.1	10/29/2020

4.3	Indenture, dated as of December 7, 2020, between Shift4 Payments, Inc. and U.S. Bank National Association, as trustee (and Form of Global Note).	8-K	001-39313	4.1	12/07/2020

4.4	Indenture, dated as of July 26, 2021, between Shift4 Payments, Inc. and U.S. Bank National Association, as trustee (and Form of Global Note).	8-K	001-39313	4.1	07/26/2021

4.5	Fourth Supplemental Indenture dated March 16, 2022, 4.625% Senior Notes due 2026.	10-Q	001-39313	4.5	05/06/2022

10.1	Second Amended and Restated Credit Agreement, dated July 1, 2023.					***

31.1	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*

104	Cover Page Interactive Data File (formatting as Inline XBRL and contained in Exhibit 101).					*

* Filed herewith.
** Furnished herewith.
***    Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company undertakes to furnish supplemental copies of any of the omitted schedules or similar attachments upon request by the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Shift4 Payments, Inc.

		By:	/s/ Jared Isaacman
Jared Isaacman
Date:	November 9, 2023		Chief Executive Officer (principal executive officer)

		By:	/s/ Nancy Disman
Nancy Disman
Date:	November 9, 2023		Chief Financial Officer (principal financial officer)