Form 10-K
period 2023-12-31
Shift4 Payments, Inc.
filed 2024-02-29
CIK 1794669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________
FORM 10-K
_________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _______ to _______
Commission file number 001-39313
_________________________________________________________________________
SHIFT4 PAYMENTS, INC.
(Exact Name of Registrant as Specified in Its Charter)
_________________________________________________________________________

Delaware	84-3676340
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3501 Corporate Parkway Center Valley, Pennsylvania	18034
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (888) 276-2108
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	FOUR	The New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
The aggregate market value of the registrant’s Class A common stock held by non-affiliates, based on the closing sale price as reported on the New York Stock Exchange on June 30, 2023, the last business day of the registrant’s most recent completed second fiscal quarter, was approximately $3.7 billion. As of February 21, 2024, there were 60,664,916 shares of the registrant’s Class A common stock, $0.0001 par value per share, outstanding, 23,831,883 shares of the registrant’s Class B common stock, $0.0001 par value per share, outstanding and 1,694,915 shares of the registrant’s Class C common stock, $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Specifically identified portions of the registrant’s definitive proxy statement for the 2024 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

SHIFT4 PAYMENTS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (“the Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). All statements other than statements of historical fact contained in this Annual Report, including, without limitation, statements relating to our position as a leader within our industry, our future results of operations and financial position, business strategy and plans, and objectives of management for future operations, including, among others, statements regarding expected growth, international expansion, future capital expenditures, debt covenant compliance and debt service obligations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions, though not all forward-looking statements can be identified by such terms or expressions. The forward-looking statements in this Annual Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to, those factors described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report and in our subsequent filings with the Securities and Exchange Commission (the “SEC”).
Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties.
You should read this Annual Report and the documents that we reference herein completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

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
•we are exposed to fluctuations in inflation, which could negatively affect our business, financial condition and results of operations;
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
•our inability to protect our IT Systems and Confidential Information, as well as the IT Systems of third parties we rely on, from continually evolving cybersecurity risks, security breaches and/or other technological risks could affect our reputation and brand among our merchants and consumers and may expose us to material financial penalties and legal liability;
•we collect, process, store, and use data, including personal information, which subjects us to governmental regulation and other legal obligations, particularly related to privacy, data protection and information security, marketing, cryptocurrency, and consumer protection laws across different markets where we conduct our business. Our actual or perceived failure to comply with such obligations could harm our business and/or result in reputational harm, loss of customers, material financial penalties and legal liabilities;
•we may not be able to continue to expand our share of the existing payment processing markets or expand into new markets which would inhibit our ability to grow and increase our profitability;
•as we expand into new markets, we are subject to additional risks associated with our international operations, including compliance with and changes in foreign governmental policies. Moreover, our results of operations may be adversely affected by changes in foreign currency exchange rates;
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
•“Continuing Equity Owners” refers collectively to Rook, Searchlight, and certain affiliates of Searchlight, who may redeem at each of their options, in whole or in part from time to time, their LLC Interests for, at our election, cash or newly-issued shares of Shift4 Payments, Inc.’s Class A common stock.
•“Founder” refers to Jared Isaacman, our Chief Executive Officer and the sole stockholder of Rook.
•“IPO” refers to our initial public offering of shares of Class A common stock, completed on June 9, 2020.
•“LLC Interests” refers to the common units of Shift4 Payments, LLC.
•“Reorganization Transactions” refer to certain organizational transactions that we effected in connection with our IPO in June 2020.
•“Rook” refers to Rook Holdings Inc., a Delaware corporation wholly-owned by our Founder and for which our Founder is the sole stockholder.
•“Searchlight” refers to Searchlight Capital Partners, L.P., a Delaware limited partnership, and certain of its affiliated funds.

PART I
ITEM 1. BUSINESS
Our Company
We are a leading independent provider of software and payment processing solutions in the United States (“U.S.”) based on total volume of payments processed. We achieved our leadership position through decades of solving business and operational challenges facing our customers’ overall commerce needs. Our merchants range in size from small owner-operated local businesses to multinational enterprises conducting commerce throughout the world. We distribute our services through a scaled network of seasoned internal sales and support teams, as well as through our network of software partners. Our software partners are comprised of independent software vendors (“ISVs”) and value-added resellers (“VARs”). For our software partners, we offer a single integration to a global end-to-end payment offering, a proprietary gateway and a robust suite of technology solutions to enhance the value of their software and simplify payment acceptance. For our merchants, we provide a seamless, unified consumer experience and fulfill business needs that would otherwise require multiple software, hardware and payment vendors.
Merchants are increasingly adopting numerous software solutions and new digital tools to operate their business and remain competitive. The complexity of conducting commerce across multiple channels, geographies and systems has created an enormous challenge for merchants. For example, a small business may use over a dozen disparate software systems to operate its business, manage interactions with its customers and accept payments. A large resort may operate an even greater number of software systems to enable online reservations, check-ins, restaurants, salon and spa, activities, parking and more. The scale and complexity of managing these software systems, often sourced from different providers, while seamlessly accepting payments, is a growing challenge for merchants of any size.
Our software partners rely on us to provide a seamless commerce experience, enterprise grade security, analytics, and compatibility with a wide network of other point of sale (“POS”) solutions.
At the heart of our business is our payments platform. Our payments platform is a full suite of integrated payment products and services that can be used across multiple channels (in-store, online, mobile and tablet-based) and industry verticals, including:
•end-to-end payment processing for a broad range of payment types;
•merchant acquiring services;
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
In addition, our merchant base is highly diversified with no single merchant representing more than 3% of end-to-end payment volume in recent years.
We derive the majority of our revenue from fees paid by our merchants, which principally include a processing fee that is charged as a percentage of end-to-end payment volume or as a fee per transaction. We also generate subscription revenue from licensing subscriptions to our POS software, business intelligence tools, payment device management and other technology solutions, for which we typically charge flat subscription fees on a monthly basis. Our revenue is generally recurring in nature because of the critical nature of the solutions we provide and the costs associated with changing providers. We also benefit from a high degree of operating leverage given the combination of our highly scalable payments platform, strong customer unit economics, and relatively low variable costs after network fees.
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
Payments Platform
Our payments platform provides omni-channel card acceptance and processing solutions across multiple payment types, including credit, debit, contactless card, Europay, MasterCard and Visa (“EMV”), QR Pay, and mobile wallets as well as alternative payment methods such as Apple Pay, Google Pay, Alipay and WeChat Pay. We continue to innovate and evolve our payments offering as new technology and payment methods are adopted by consumers.
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
•Reliable – supports the most demanding payment environments seven days a week, 24 hours a day, 365 days a year; and
•Secure – Payment Card Industry (“PCI”)-validated Point-to-Point Encryption (“P2PE”) tokenization and EMV-ready solutions.
Our merchants have the flexibility to utilize our payments platform in one of two ways: as a gateway or as an end-to-end payment solution. End-to-end payments merchants benefit from a single, unified vendor solution for payment acceptance, devices, POS software solutions and a full suite of business intelligence tools. By consolidating these functions through a single, unified vendor solution, these merchants are usually able to reduce total spend on payment acceptance solutions and access gateway and technology solutions as value-added features. Gateway merchants benefit from interoperability with many third-party payment processors.
Technology Solutions
Our suite of technology solutions is designed to streamline our customers’ business operations, drive growth through strong consumer engagement and improve their business using rich transaction-level data.
•SkyTab POS – We provide purpose-built POS workstations pre-loaded with powerful, mission-critical software suites and integrated payment functionality. Our SkyTab POS offering helps our merchants scale their business and improve operational efficiency while reducing total cost of ownership relative to other competing solutions.
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
•The Giving Block – Our cryptocurrency donation marketplace allows donors to easily gift a variety of cryptocurrencies to over 2,000 charities.
•Shift4Shop – Our turnkey eCommerce platform provides everything a merchant needs to build their business online. Merchants can create a webstore in minutes and choose from over one hundred design themes. Shift4Shop also provides merchants with tools to manage their product catalog, order fulfillment and inventory management, search-engine-optimization and secure hosting.

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
Sales and Distribution
Our payments platform and technology solutions are delivered to our merchants through our distribution network. Today, our network includes thousands of software partners and regional internal sales and support hubs, allowing us to provide the support that many merchants demand. Our distribution approach and commitment to our internal sales team and software partners are part of our go-to-market strategy.
•Independent software vendors – Our solutions are connected into over 500 integrations with market-leading software providers, including some of the largest and most recognizable technology companies in the world. By integrating our payments platform into their software suites, our ISVs are able to sell a comprehensive solution to the merchant at an attractive price point.
•Internal sales and support network – A significant portion of our employees are dedicated to sales and customer support, which allows for superior responsiveness and oversight of the customer experience.
•Enterprise relationships – In addition to SMBs, we support our large enterprise relationships across thousands of locations. Our enterprise customers consist of stadiums, arenas, resorts, and airlines, among others.
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
We are selective in identifying and choosing our software partners, and we seek to align our business objectives with those that have strong networks, local expertise, high-quality merchant portfolios, and trusted relationships. Our network of software partners provides a consistent and extensive source of new merchant acquisition, with no single relationship accounting for more than 8% of our end-to-end volume for the year ended December 31, 2023. In addition, we leverage our Shift4 Model to create strategic and economic alignment with our partners to incentivize them to continue working with us.
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
Finaro Acquisition
We acquired Credorax, Inc. d/b/a Finaro (“Finaro”) on October 26, 2023. Finaro’s principal activities consist of the provision of integrated acquiring and payment processing services to merchants located in Europe and the United Kingdom, through the development of software to be used for online payment processing and related activities. Finaro provides the acquiring services through Credorax Bank Limited, its licensed credit institution in Malta (the “Bank”).

The main activity of the Bank is providing acquiring services to Finaro’s customers. It is a principal member of Visa and MasterCard (the “Card Networks”). It may acquire merchants, issue cards, and carry out all the related activities without the need for sponsorship by another third party. The Bank also accepts deposits and issues loans. Since the Bank is domiciled outside the U.S., all of its banking assets, deposits, revenues and income are associated with foreign activities.

In addition, Finaro provides merchants with gateway services, which allow them to securely accept omni-channel payments globally using multiple payment methods and currencies. As part of its gateway offerings, Finaro provides hosted payment pages, anti-fraud services, security services, token management and connectivity to global payment processors including alternative payment methods.

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
Merchant Operations and Support
•Merchant underwriting – Our merchant underwriting team manages applications and risk evaluation of new merchants. The majority of our merchant base operates in end markets with high card-present volume and low levels of fraud and chargeback losses. In addition, our underwriting strategy offers expedited activation to merchants with a low risk profile, which enhances their customer experience.

•Merchant onboarding and activation – A business owner can enroll for a merchant account within minutes via our web based portal. For enterprises, our merchant onboarding and activation team works closely with our partners to facilitate a seamless transition from sales to implementation and activation. Our streamlined activation and automated approval process enables fast and frictionless merchant onboarding, providing us and our partners with enhanced speed-to-market. Our partners are typically able to board even the largest and most complex merchants within 24 hours of submitting an application.
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
•Merchant support – Our merchant support team responds to inquiries from merchants seven days a week, 24 hours a day, 365 days a year. The team provides customer support for systems integrations and other technical solutions. In addition, we have a dedicated team of merchant account specialists that guide merchants through the payment acceptance process from onboarding to settlement and reporting. With strong emphasis on first-call resolution, we seek to provide exceptional payment expertise and support for our merchants. We train our customer support team to quickly identify and resolve each matter in an empathetic and professional manner which reduces repeat calls and improves our operational efficiency.
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
•Partner services – Through our partner-facing merchant relationship management system, our partners are able to track each step of the activation process of their new merchant accounts in real-time. Through this system, our partners can track their merchant portfolio, including commissions, residual payments and even support calls/recordings, in an accurate and real-time manner. We have added substantial automation to these processes, which is essential to ensure optimal experience as well as financial efficiency.
Competition
We compete with a range of providers, many of whom may provide a component of our offering, but do not provide an integrated offering capable of solving complex business challenges for software partners and merchants. For certain services and solutions, including end-to-end payments, we compete with non-integrated payment processors (such as Chase Paymentech, Elavon, FIS, Fiserv and Global Payments) and integrated payment providers (such as Adyen, Lightspeed POS, Shopify, Square and Toast). For our hospitality gateway offering, we compete primarily with Elavon and FreedomPay.
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
For information on risks relating to increased competition in our industry, see “Risk Factors—Business risks—Substantial and increasingly intense competition worldwide in the financial services, payments and payment technology industries may adversely affect our overall business and operations,” “Risk Factors—Business risks— Potential changes in the competitive landscape, including disintermediation from other participants in the payments chain, could harm our business,” and “Risk Factors—Business risks— Our ability to anticipate and respond to changing industry trends and the needs and preferences of our merchants and consumers may adversely affect our competitiveness or the demand for our products and services.”

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
We hold 46 issued U.S. utility patents, three issued Canadian patents, one issued Mexican patent and eight issued European patents related to our proprietary payments technologies. As of December 31, 2023, we also held 11 pending U.S. utility patent applications, six pending European patent applications, and five pending Chinese patent applications related to our payment technologies. If the U.S. and foreign patents currently issued to us are maintained until the end of their terms, they will expire between the year 2026 and the year 2042. The expiration of these patents is not reasonably likely to have a material adverse effect on our business, financial condition or results of operations. In addition, we own a portfolio of trademarks in multiple jurisdictions around the world and have registered our primary trademarks, Shift4 Payments, Shift4, and SkyTab.
Seasonality
Our operating results and operating metrics are subject to seasonality based on historic patterns of consumer and business traveler spending behaviors coupled with exposure to seasonality experienced by our mix of merchants. In the past, we have experienced seasonal fluctuations in our quarterly revenue with revenue typically strongest in our second and third quarters and weakest in our first quarter. As we expand into new verticals and geographies, we expect to continue to experience seasonal fluctuations. Other factors influencing our quarterly seasonality include the timing of specific holidays in a given year, the number of business days in a quarter, and the proportion of our volume derived from various merchant businesses.
Government Regulation
Various aspects of our business and service areas are subject to U.S. federal, state, and local regulation, as well as regulation outside the U.S. As we continue to expand our business globally, we will become subject to more government regulation in new markets. Certain of our services also are subject to rules promulgated by various card networks and other authorities, as more fully described below. These descriptions are not exhaustive, and these laws, regulations and rules frequently change and are increasing in number.
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
Separately, the Dodd-Frank Act directed the Federal Reserve to regulate debit interchange transaction fees that a card issuer or payment network receives or charges for an electronic debit transaction. Pursuant to the Dodd-Frank Act, debit interchange transaction fees must be “reasonable and proportional” to the cost incurred by the card issuer in authorizing, clearing, and settling the transaction. Pursuant to the regulations promulgated by the Federal Reserve implementing this “reasonable and proportional” requirement, debit interchange rates for card issuers operating in the U.S. with assets of $10 billion or more are capped at the sum of $0.21 per transaction and an ad valorem component of 5 basis points (multiplied by the value of the transaction) to reflect a portion of the issuer’s fraud losses plus, for qualifying issuers, an additional $0.01 per transaction in debit interchange for fraud prevention costs. In addition, the regulations contain non-exclusivity provisions that ban debit card networks from prohibiting an issuer from contracting with any other card network that may process an electronic debit transaction involving an issuer’s debit cards and prohibit card issuers and card networks from inhibiting the ability of merchants to direct the routing of debit card transactions over any network that can process the transaction.

On November 14, 2023, the Federal Reserve issued a notice of proposed rulemaking, pursuant to which the Federal Reserve proposes to update certain interchange rates for card issuers operating in the U.S. with assets of $10 billion or more. Under the proposed rule, the base component would decrease from $0.21 per transaction to $0.144 per transaction, the ad valorem component would decrease from 5 basis points (multiplied by the value of the transaction) to 4.0 basis points (multiplied by the value of the transaction), and the additional fraud-prevention cost would increase from $0.01 per transaction to $.013 per transaction. Modifications to the interchange fees permitted could adversely affect our business, financial condition or results of operations. In addition, members of Congress have periodically introduced legislation to reduce credit card interchange, such as The Credit Card Competition Act of 2023. If any such legislation is passed, our business, financial condition or results of operations may be adversely affected.
Further, the ability of payment networks to impose certain restrictions are limited because the Dodd-Frank Act allows merchants to set minimum dollar amounts for the acceptance of a credit card (while federal governmental entities and institutions of higher education may set maximum amounts for the acceptance of credit cards). Depending on the card network rules, merchants are now also allowed to provide discounts or other incentives to entice consumers to pay with an alternative payment method, such as cash, checks, or debit cards.
The Dodd-Frank Act granted each the CFPB and the Financial Stability Oversight Council authority to determine whether any non-bank financial company, such as us, should be supervised by the CFPB or Board of Governors of the Federal Reserve System, respectively. Any new rules or regulations, implemented by the CFPB or the Financial Stability Oversight Council or in connection with the Dodd-Frank Act that are applicable to us, or any changes that are adverse to us resulting from litigation brought by third parties challenging such rules and regulations, could increase our cost of doing business or limit permissible activities.
Association and network rules
We are subject to the rules of American Express, Discover, Interlink, Maestro, Mastercard, Visa and other payment networks. In order to provide our services, we must be registered either indirectly or directly as service providers with the payment networks that we utilize. Because we are not a “member bank” in the U.S. and Canada as defined in certain of the payment networks’ rules, we are not eligible for primary membership in certain payment networks and are therefore unable to directly access them. Instead, those payment networks require us to be sponsored by a member bank as a service provider, which we have accomplished through a sponsorship agreement with our sponsor bank. We are registered with Visa, Mastercard and other networks as service providers for member institutions. As such, we are subject to applicable card association and payment network rules, which impose various requirements and could subject us to a variety of fines or penalties that may be levied by such associations and/or networks for certain acts or omissions. Our failure to comply with the networks’ requirements, or to pay the fees or fines they may impose, could result in the suspension or termination of our sponsorship by our sponsor bank or our registration with the relevant payment network(s), and therefore require us to limit or cease providing the relevant payment processing services, all of which could adversely affect our business, financial condition or results of operations. In addition, sponsor banks may terminate their sponsorship of us or could require us to stop providing payment processing services, which would adversely affect our ability to conduct our business. Payment network rules are regulatory updated and compliance with changes may increase the cost of doing business.
Additionally, as a service provider that assists in the processing of debit and credit cards, we are subject to the Data Security Standard (“PCI DSS”), issued by the PCI Council. PCI DSS is a multifaceted security standard that contains compliance guidelines and standards with regard to our security surrounding the physical administrative and technical storage, processing and transmission of individual cardholder data. Failure to be PCI-compliant or to meet other payment card standards may result in the imposition of financial penalties or the allocation by the card brands of the costs of fraudulent charges to us.
Card associations and payment networks and their member financial institutions regularly update and generally expand security expectations and requirements related to the security of cardholder data and environments. We are also subject to network operating rules promulgated by the National Automated Clearing House Association relating to payment transactions processed by us using the Automated Clearing House Network and to various state, federal, and foreign laws regarding such operations, including laws pertaining to electronic benefits transactions. We are subject to audit by our partner financial institutions for compliance with the rules and guidelines. Our sponsor financial institutions have substantial discretion in approving certain aspects of our business practices, including the terms of our agreements with our Automated Clearing House processing clients.

Privacy and information security regulations
We, our partners and certain of our merchants provide services that may be subject to various state, federal, and foreign privacy laws and regulations, including, among others, the Financial Services Modernization Act of 1999, which we refer to as the Gramm-Leach-Bliley Act (“GLBA”), the EU General Data Protection Regulation 2016/679 (“EU GDPR”), the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (the “CPRA”), the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (collectively, the “UK GDPR”), the Personal Information Protection and Electronic Documents Act in Canada and Israeli privacy laws, in particular in relation to Finaro. These laws and their implementing regulations restrict certain collection, processing, storage, use, and disclosure of personal information, require notice to individuals of privacy practices, and provide individuals with certain rights to prevent use and disclosure of protected information. These laws also impose requirements for the safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. Certain federal, state and foreign laws and regulations impose similar privacy obligations and, in certain circumstances, obligations to notify affected individuals, state officers or other governmental authorities, the media, and consumer reporting agencies, as well as businesses and governmental agencies, of security breaches affecting personal information. In addition, there are state and foreign laws restricting the ability to collect and utilize certain types of information such as Social Security and driver’s license numbers.
As a processor of personal data of EU and UK data subjects, we are also subject to regulation and oversight in the applicable EU Member States and United Kingdom with regard to data protection legislation. The EU GDPR and UK GDPR (collectively referred to as the “GDPR”) contains additional obligations on data controllers and data processors that have an establishment in the EU or UK or are offering goods or services to, or monitoring the behavior of, consumers within the EU or UK. The GDPR includes significant enhancements with regard to the rights of data subjects (which include the right to be forgotten and the right of data portability), stricter regulation on obtaining consent to processing of personal data and sensitive personal data, stricter obligations with regard to the information to be included in privacy notices and significant enhanced requirements with regard to compliance, including a regime of “accountability” for processors and controllers and a requirement to embed compliance with GDPR into the fabric of an organization by developing appropriate policies and practices, to achieve a standard of data protection by “design and default.” The GDPR includes enhanced data security obligations, requiring data processors and controllers to take appropriate technical and organizational measures to protect the data they process and their systems. Organizations that process significant amounts of data may be required to appoint a Data Protection Officer responsible for reporting to highest level of management within the business. There are greatly enhanced sanctions under GDPR for failing to comply, and penalties for certain breaches are up to the greater of EUR 20 million/ GBP 17.5 million or 4% of our global annual turnover. We are also subject to evolving EU and UK privacy laws on cookies, tracking technologies and e-marketing. The Bank is also subject to the Banking Act, Chapter 371 of the laws of Malta, and all subsidiary regulation as well as any banking rules issued by the Malta Financial Services Authority as the competent authority.

Unfair trade practice regulations
We, our partners and certain of our merchants are subject to various federal, state, and international laws prohibiting unfair or deceptive trade practices, such as Section 5 of the Federal Trade Commission Act and the prohibition against unfair, deceptive, or abusive acts or practices (“UDAAPs”) under the Dodd-Frank Act, and prohibiting misrepresentations and other activities related to telemarketing, such as the Telemarketing Sales Act. Various regulatory agencies, including the Federal Trade Commission (“FTC”) and state attorneys general, have authority to take action against parties that engage in unfair or deceptive trade practices or violate other laws, rules, and regulations, and to the extent we are processing payments for a client that may be in violation of laws, rules, and regulations, we may be subject to enforcement actions and incur losses and liabilities that may impact our business. For example, all persons offering or providing financial services or products to consumers, directly or indirectly, can be subject to the prohibition against UDAAPs. The CFPB has enforcement authority to prevent an entity that offers or provides consumer financial services or products or a service provider from committing or engaging in UDAAPs, including the ability to engage in joint investigations with other agencies, issue subpoenas and civil investigative demands, conduct hearings and adjudication proceedings, commence a civil action, grant relief (e.g., limit activities or functions; rescission of contracts), and refer matters for criminal proceedings.
Anti-money laundering, anti-bribery, sanctions, and counter-terrorist regulations
We are contractually required to comply with the anti-money laundering laws and regulations in certain countries. In the U.S., we comply with certain provisions of the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, and its implementing regulations (collectively “the BSA”) which are enforced by the Financial Crimes Enforcement Network, a bureau of the U.S. Department of the Treasury and the U.S. Department of Justice. The Bank is also required to comply with the anti-money laundering law and regulations applicable in the EU as transposed into Maltese by virtue of the Prevention of Money Laundering Act, Chapter 373 of the laws of Malta and all subsidiary legislation emanating from it. We are also subject to anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act (“FCPA”) and other laws, that prohibit the making or offering of improper payments to foreign government officials and political figures and includes anti-bribery provisions enforced by the Department of Justice and accounting provisions enforced by the SEC. The FCPA has a broad reach and requires maintenance of appropriate records and adequate internal controls to prevent and detect possible FCPA violations. Many other jurisdictions where we conduct business also have similar anticorruption laws and regulations. We have policies, procedures, systems, and controls designed to identify and address potentially impermissible transactions under such laws and regulations.
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
Human Capital
As of December 31, 2023, we employed 3,030 employees; 1,988 U.S. employees and 1,042 full-time employees outside of the U.S. None of our employees are represented by a labor union or are party to a collective bargaining agreement, and we have had no labor-related work stoppages.
As we grow our business, we continue to focus on attracting and retaining top talent and fostering an inclusive culture where our employees can thrive in their professional and personal lives. We prioritize our employees by offering industry-leading compensation, benefits, health and wellness, developmental leadership programs, and internal connection programs to bring people together with purpose. We take pride in fostering strong connections with our employees, who indicate high levels of engagement in monthly surveys performed in our performance management system.
Health, Safety and Wellness The welfare of our workforce is foundational to our success. Therefore, we have an unwavering commitment to the health and safety of our workplaces for all employees. Through a range of flexible and convenient health and wellness initiatives, tools, and resources, we empower both employees and their families to prioritize physical, mental, social, and nutritional well-being to build healthy lifestyles. Our benefit programs are formulated to provide options, allowing employees to tailor their benefits to suit their needs. Shift4 directly covers approximately 70% of the medical plan premiums for our U.S. employees. We believe our plan offerings surpass industry benchmarks.

In 2023, we introduced 4WELLNESS, a program designed to foster a holistic approach for individuals to nurture their best self -- on the job and at home. This program aligns with our Connect4 program where we cultivate meaningful engagements to grow connection amongst employees, afford collaboration and communication of ideas, and learn from each other to improve individual and collective excellence at Shift4.
Compensation and Benefits We are committed to providing comprehensive compensation and benefits programs to retain our talented workforce. Our equity incentive plans feature restricted stock units (“RSUs”), as well as incentive cash bonuses, paid volunteer time-off, and much more. We firmly believe these plans instill a heightened sense of connection and ownership, aligning our employees’ interests with the Company’s purpose and growth. Beyond base compensation and equity awards, our benefits encompass a 401(k) plan with company matching, healthcare and insurance coverage, health savings and flexible spending accounts, paid time-off, family leave, family care resources, flexible work schedules, employee assistance, tuition reimbursement, and paid volunteer programs. Effective January 1, 2024, we increased our 401(k) plan company match from 100% of up to 3% of salary to 4% of salary.
Building Connections - With Each Other and our Communities We believe building connections between our employees, their families and our communities is a responsibility of a company of our size, scope, and position within the industry. Community engagement creates a more meaningful, fulfilling and enjoyable place to live and work.
Our Corporate Social Responsibility program, Shift4Cares, provides purpose and structure to our individual and collective community engagement. This program recently transitioned to our Culture & Communications Department to allow for more collaborative engagement across our global communities. This is a grassroots program driven by employees but supported by senior leadership. With offices around the world, each Shift4 location has a Shift4Cares Ambassador who volunteers their time and effort to locally lead our Shift4Cares program.
In 2023, the Company established four pillars for our community engagement: (1) Youth Education, (2) Human Services, (3) Health & Wellness, and (4) Environment. A unique aspect of Shift4 is our paid volunteer time-off (“VTO”) program. Each employee is given 16 hours a year of VTO to serve their community. Shift4 also promotes an annual Shift4 Cares Week to focus on our community efforts and engagement. During 2023’s Shift4 Cares Week, hundreds of employees participated in more than 26 events across six office locations. During 2023, Shift4 employees performed approximately 3,500 hours of service in connection with the VTO program, a 135% increase from 2022.
Return to Office To further bolster success in 2023, we brought our employees back to the office environment. We clearly see and understand the opportunity to collaborate on our collective strength when working side-by-side. Enhanced teamwork, collaboration, communication, with better shared understanding drives overall execution and effectiveness.
Diversity & Inclusion Shift4 remains committed to establishing, nurturing, and cultivating our company environment with diversity, inclusivity, and belonging. Our culture is shaped by our company values, collective behaviors, and individual commitments to being a place every employee wants to be.
Continuing to build our collaborative internal networks, Shift4 launched another Employee Inclusion Network this year to connect our Veterans and their families with Veterans@Shift4. We firmly believe these initiatives enrich our talent acquisition and contribute to the retention of our diverse workforce, while also bringing a new thought and perspective to what and how we do things.
Recruitment As Shift4 expands globally, we believe our ability to recruit from a larger and more diverse environment will help drive our success. Our compelling employee value proposition capitalizes on our distinct culture, collaborative work environment, and shared sense of purpose. We encourage employees to explore new and novel approaches to challenge the industry and our own status quo and to always to be at the leading edge of what is needed for connected commerce across the globe.
Annual Performance Program Our annual performance cycle runs from January 1st through December 31st. Each year, we establish company level goals and objectives that our divisions and departments use to align supporting objectives. From there, each employee has specific individual objectives to inform how their daily roles and responsibilities drive our growth and success. Throughout the year, supervisors and employees will conduct performance reviews to assess how employees are working towards achieving their assigned objectives and focus on the employees’ strengths and areas for improvement. Shift4 utilizes a third-party vendor to establish monthly check-ins between employees and their direct supervisors to ensure two-way communication and feedback always exists to cultivate our people, our processes, and our overall execution. At the end of the year, employees and people managers will complete an employee best self-review which is the tool used to review the success and achievement of annual objectives.

Learning and Development The Shift4 Way, our culture initiative, was launched in 2021. A key objective of the program is to provide the necessary and critical employee learning and development opportunities to ensure our team can do their job, learn and grow. Since the launch of the Shift4 Way, Shift4 has grown our opportunities and offerings for employee personal and professional development. In 2023, we saw significant growth within management and leadership training offerings, revamped onboarding and new hire courses, a more robust third-party learning and development software suite, and a broader offering to support employees’ educational opportunities through tuition assistance.
Management and leadership development In 2023, we initiated two management and leadership programs. The first was Leadership by Design (“LBD”), where Shift4 brought leaders together to use a scientific approach to understanding a person's individual style and equip them with better skills and tools to be an effective leader and practitioner of their work. Shift4 followed LBD with a year-long coaching program where facilitators brought leadership concepts from multiple sources together for participants to develop a better sense of individual and team dynamics. In the third quarter of 2023, Shift4 launched an Accelerating Leadership Academy to over 200 employees. This program was designed to be a self-paced leadership program. Participants complete weekly modules in the Accelerating Leadership Academy, but also participate in a weekly small group cohort with other Shift4 employees and Shift4 leaders as facilitators.
Onboard training and support to new hires Internal Learning and Development underwent a transformation in 2023 to provide better efficiency and output from the team to deliver to employees, our partners, and merchants. The team focused on creating standard learning and knowledge content. The team also upgraded learning systems to provide a more user-friendly, intuitive, and streamlined system for employees to navigate. Finally, the team pivoted from site-based live instruction only to a balanced approach of eLearning, virtual training, and live presentation to support the global Shift4 workforce. In 2024, we continue on the transformation path with focused efforts to build competency-based learning paths to enable employees to master defined competencies specific to their job roles and drive higher effectiveness for the individual and the company. The framework also focuses on competencies for upskilling and reskilling existing team members to have clear and defined career growth opportunities.
Online learning and continuation training Shift4 is curating and providing a robust online learning platform to enable employees to have a library of professional development content to aid their professional journey and Shift4's needed maturation. Our tuition reimbursement program also aligns to continuation training by enabling employees to seek out educational opportunities (Associate degrees, Bachelor degrees, Master’s degrees, etc.) as well as certificate programs aligned to the individual's professional development and the future requirements of Shift4.
Shift4 is committed to providing a robust, holistic human capital program to provide learning and development opportunities to our employees to cultivate the best working environment with the most knowledgeable people to create industry-leading products for the future of global connected commerce.
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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS AND DIRECTORS
The following table provides information regarding our executive officers and members of our board of directors (the “Board”) as of the date of this Annual Report:

Name	Age	Position(s)
Jared Isaacman	41	Founder, Chief Executive Officer and Chairman
Nancy Disman	53	Chief Financial Officer
Jordan Frankel	41	Secretary, General Counsel and Executive Vice President, Legal, Risk and Compliance
Taylor Lauber	40	President and Chief Strategy Officer
Donald Isaacman	77	Director
Christopher Cruz	39	Director
Karen Roter Davis	51	Director
Sarah Goldsmith-Grover	59	Director
Jonathan Halkyard	59	Director
Sam Bakhshandehpour	48	Director
Executive Officers and Directors
Jared Isaacman has served as Shift4 Payments, Inc.’s Chief Executive Officer and the Chairman of the Board since its formation, and is the Founder of Shift4 Payments, LLC, as well as serving as the Chief Executive Officer of Shift4 Payments, LLC since its founding in 1999. Mr. J. Isaacman previously served as the Chairman of Shift4 Payments, LLC’s board of managers from 1999 until 2020. Mr. J. Isaacman is also the founder of Draken International, a provider of contract air services. Mr. J. Isaacman was the Ernst & Young “Entrepreneur of the Year” for 2021. From 2006 to 2008, Mr. J. Isaacman was named as a finalist for the Ernst & Young “Entrepreneur of the Year” award, was the youngest person to ever be named to the list of “Industry Leaders” by The Green Sheet, a leading publication in the credit card industry and has been recognized as one of “America’s Best Entrepreneurs” by BusinessWeek magazine and “30 Entrepreneurs Under 30” by Inc. Magazine. He holds a Bachelor’s degree from Embry-Riddle Aeronautical University. We believe Mr. J. Isaacman is qualified to serve on our Board due to his extensive experience in executive leadership positions in the payment processing industry and his knowledge of our business in particular, gained through his services as our Founder and Chief Executive Officer.
Nancy Disman has served as Shift4 Payments, Inc.’s Chief Financial Officer since August 2022. Ms. Disman previously served as a member of the Board from June 2020 to August 2022. From November 2017 to August 2022, Ms. Disman was the Chief Financial Officer and Chief Administrative Officer of Intrado Corporation, a provider of cloud-based technology. From April 2016 to March 2017, Ms. Disman served as the Chief Financial Officer and Chief Administrative Officer of the Merchant Acquiring Segment of Total System Services, Inc. (“TSYS”), a global provider of payment solutions, and from June 2014 to March 2016, Ms. Disman was the Chief Financial Officer of TransFirst, a merchant account provider in the credit card processing industry, prior to its acquisition by TSYS. Ms. Disman has also served as a member of the Audit Committee of the Board of Managers of West Technology Group LLC since August 2022. She holds a Bachelor of Science in Business Administration and Accounting from the State University of New York at Albany and is a Certified Public Accountant in the State of New York.
Jordan Frankel has served as Shift4 Payments, Inc.’s Secretary and General Counsel since its formation, and as General Counsel and Executive Vice President, Legal, Risk and Compliance since 2014. From 2011 to 2019, Mr. Frankel also served as a member of the board of directors of Draken International, a provider of contract air services. He holds a Bachelor of Finance and Marketing from Syracuse University’s Martin J. Whitman School of Management and a Juris Doctor and Master’s in Business Administration from Quinnipiac University’s School of Law and Quinnipiac University Lender School of Business, respectively.

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
Donald Isaacman has served as a member of the Board since its formation, and has served as the President of Shift4 Payments, LLC since its founding in 1999. Mr. D. Isaacman also previously served as a member on the board of managers of Shift4 Payments, LLC from 1999 until 2020. From February 1971 to September 2000, Mr. D. Isaacman also served as the Vice President of Supreme Security Systems, Inc., a home alarm and business security system company. He holds a Bachelor of Science in Marketing and Sales from Monmouth University. We believe Mr. D. Isaacman is qualified to serve on our Board due to his senior management experience and his knowledge of our business in particular, gained through his services as our President.
Christopher N. Cruz has served as a member of the Board since its formation. Mr. Cruz is a Partner at Searchlight Capital Partners, L.P., a global alternative investment management firm, which he joined in 2011. From 2008 to 2010, Mr. Cruz served on the investment team at Oaktree Capital Management, a global alternative investment management firm. Prior to that, Mr. Cruz was in the leveraged finance and restructuring group at UBS Investment Bank, from 2006 to 2008. Mr. Cruz also serves on the boards of Neon NewCo Corp. (an entity funding the pending acquisition of Netspend Corp.) as of August 2022, Flowbird Group as of February 2022, and Sightline Payments as of December 2020. Mr. Cruz previously served on the board of M&M Food Market from July 2014 to February 2022. He holds a Bachelor of Arts in Honors Business Administration from the Richard Ivey School of Business at the University of Western Ontario. We believe Mr. Cruz is qualified to serve on our Board due to his extensive experience in finance and capital markets and his knowledge of our business in particular, gained through his prior services as a member of Shift4 Payments, LLC’s board of managers.
Karen Roter Davis has served as a member of the Board since August 2021. Ms. Davis is a Managing Partner at Entrada Ventures, an early-stage venture capital firm investing in emerging, high growth enterprise and industrial technology companies. Ms. Davis spent over a decade in executive leadership at Alphabet, from pre-IPO to more recently. From 2017 until February 2022, Ms. Davis was Director of Early Stage Projects at X (formerly Google X) where she provided strategic direction and oversight for a portfolio of early-stage technology ventures. As Corporate Counsel and then Principal of New Business Development from 2003 to 2008, she oversaw internal operations for Google’s groundbreaking 2004 IPO and scaled some of the company’s innovative, early-stage businesses. In September 2016, Ms. Davis returned to Google as Director for mapping and local search strategy and business development by way of Alphabet’s acquisition of Urban Engines, a geospatial analytics platform. Ms. Davis was Urban Engines' first business hire and helped establish foundational business development, strategy, and operations functions in her role. In addition to her Entrada-related boards, she serves on the board of 360Learning S.A., where she is a member of the audit and M&A and finance committees, and she previously served on the board of Innovyze, acquired by Autodesk, where she was chair of the audit committee and member of the compensation committee, and as a member of Lawrence Livermore National Laboratory’s Carbon Impact Initiative Committee. Ms. Davis earned her MBA from Kellogg School of Management at Northwestern University, her J.D. from Northwestern University School of Law, and her B.A. from Princeton University’s School of Public & International Affairs. We believe Ms. Davis is qualified to serve on our Board due to her two decades of experience in the technology industry and her various senior leadership and advisory roles spanning startups to global corporations.
Sarah Goldsmith-Grover has served as a member of the Board since June 2020 and from April 2021 to May 2021 served as our Interim Chief Marketing Officer. Ms. Grover is Principal of Sarah Grover, Inc. where she leverages her 35 years of hospitality industry experience leading global brands. Ms. Grover is hired to assess, stabilize, and restructure global restaurant brands through data-driven and CPG growth strategies. For 25 years, Ms. Grover held a series of high impact-strategic roles for the global chain California Pizza Kitchen. Her leadership as EVP and Chief Brand & Concept Officer helped enable the company’s growth from a ten-unit restaurant chain to a $600 million global brand and through multiple private and public ownership transactions. As a respected marketing leader, Ms. Grover has been recognized as a Marketing 50 by Advertising Age, and in 2020 named one of the top 25 casual dining restaurant executives. Ms. Grover is on the board of ChowNow, the UCLA Annual Restaurant Conference and the non-profit, Support + Feed. She holds a Bachelor of Arts in Communications from DePauw University. We believe Ms. Grover is qualified to serve on our Board due to her experience and insight acquired from leading companies in the restaurant and consumer industries.

Jonathan Halkyard has served as a member of the Board since June 2020. Mr. Halkyard has served as the Chief Financial Officer of MGM Resorts International since January 2021. From September 2013 to November 2019, Mr. Halkyard held various senior management positions at Extended Stay America, Inc., an integrated hotel owner and operator, including Chief Executive Officer, Chief Financial Officer and Chief Operating Officer. Mr. Halkyard has also served as a member of the board of directors of Dave & Buster’s Entertainment, Inc., a restaurant and entertainment business, since September 2011, including as the chair of its nominating and governance committee and member of its finance committee since June 2016, and as a member of its audit committee since September 2013. He previously served on the boards of directors of Extended Stay America, Inc., an operator of an economy apartment hotel chain, and ESH Hospitality, Inc., a real estate investment trust and the owner of the hotels, from January 2018 to November 2019. He holds a Bachelor of Arts in Economics from Colgate University and a Master’s in Business Administration from Harvard Business School. We believe Mr. Halkyard is qualified to serve on our board of directors due to his experience in leading companies in the finance and hospitality industries and his knowledge of the board and corporate governance practices of other organizations.
Sam Bakhshandehpour has served as a member of the Board since October 2022. Since 2020, Mr. Bakhshandehpour has served as the President and board member of José Andrés Group (f/k/a ThinkFoodGroup), and alongside José Andrés and Rob Wilder, serves in the Office of the CEO. Over the past decade, Mr. Bakhshandehpour has served José Andrés Group as an operating partner, advisor and investor. In his current capacity, Mr. Bakhshandehpour leads the execution of company strategy globally, across the restaurant, brand, hotel, and media divisions. Since 2015, Mr. Bakhshandehpour has also been the CEO & Managing Partner of Silverstone, a vertically integrated hospitality and lifestyle investment firm. From 2012 to 2015, Mr. Bakhshandehpour served as President, CEO and Board Member of SBE Entertainment, a Colony Capital portfolio company, where he was responsible for SBE Entertainment’s global operations across the hotel, restaurant and entertainment divisions. Since October 2023, Mr. Bakhshandehpour has served as a member on the advisory board of Fiserv, Inc., a financial services company. From 2014 to September 2022, Mr. Bakhshandehpour served as a member of the board of directors of the New Home Company, a homebuilder focused on the design, construction and sale of homes in major metropolitan areas. Mr. Bakhshandehpour holds a Bachelor of Science degree in Business Administration from Georgetown University’s McDonough School of Business. We believe Mr. Bakhshandehpour is qualified to serve on our Board due to his experience in leading companies in the finance and hospitality industries and his knowledge of the board and corporate governance practices of other organizations.
ITEM 1A. RISK FACTORS
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks described below, the other information in this Annual Report, including our consolidated financial statements and the related notes, as well as our other public filings with the SEC, before deciding to invest in our Class A common stock. The occurrence of any of the events described below could harm our business, financial condition, results of operations, liquidity or prospects. In such an event, the market price of our Class A common stock could decline, and you may lose all or part of your investment.
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
The financial services, payments and payment technology industries in which we operate depend heavily upon the overall level of consumer, business and government spending. A sustained deterioration in general economic conditions, including distress in financial markets and turmoil in specific economies around the world, may adversely affect our financial performance by reducing the number or average purchase amount of transactions we process, including as a result of business closures. A reduction in the amount of consumer spending or credit card transactions could result in a decrease in our revenue and profits.
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
•government intervention, including the effect of laws, regulations and government investments in our merchants, may have potential negative effects on our business and our relationships with our merchants or otherwise alter their strategic direction away from our products and services; and
•political tensions resulting in economic instability, such as due to wars in the Middle East and Eastern Europe and the related response, including sanctions or other restrictive actions, by the U.S. and/or other countries.

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
A global deterioration in economic conditions, which may have an adverse impact on discretionary consumer spending, could also impact our business. For instance, consumer spending has been, and may continue to be, negatively impacted by general macroeconomic conditions. If governments are not successful in addressing and rectifying market and economic conditions, adverse economic conditions may cause a material impact on our ability to raise capital, if needed, on a timely basis and on acceptable terms or at all.
We are exposed to fluctuations in inflation, which could negatively affect our business, financial condition and results of operations.
The U.S. has experienced historically high levels of inflation. According to the U.S. Department of Labor, the annual inflation rate for the U.S. was 3.4% for the twelve months ended December 31, 2023. If the inflation rate remains elevated or continues to increase, it will likely affect our expenses, including, but not limited to, increased employee compensation expenses and costs for supplies. In the event inflation remains elevated or continues to increase, we may seek to increase the sales prices of our products and services in order to maintain satisfactory margins. Any attempts to offset cost increases with price increases may reduce sales, increase customer dissatisfaction, or otherwise harm our reputation. Moreover, to the extent inflation has other adverse effects on the market, it may adversely affect our business, financial condition and results of operations.
Our ability to anticipate and respond to changing industry trends and the needs and preferences of our merchants and consumers may adversely affect our competitiveness or the demand for our products and services.
The financial services, payments and payments technology industries are subject to rapid technological advancements, resulting in new products and services, including mobile payment applications and customized integrated software payment solutions, and an evolving competitive landscape, as well as changing industry trends and the needs and preferences of our merchants and consumers. We expect that new services and technologies applicable to the financial services, payments and payment technology industries will continue to emerge, and external factors may accelerate such emergence. These changes may limit the competitiveness of and demand for our services. Also, our merchants continue to adopt new technology for business. We must anticipate and respond to these changes in order to remain competitive within our relative markets. In addition, failure to develop value-added services that meet the needs and preferences of our merchants could adversely affect our ability to compete effectively in our industry. Any new solution we develop or acquire might not be introduced in a timely or cost-effective manner and might not achieve the broad market acceptance necessary to generate significant revenue. In addition, these solutions could become subject to legal or regulatory requirements, which could prohibit or slow the development and provision of such new solutions and/or our adoption thereof. Furthermore, our merchants’ potential negative reaction to our products and services can spread quickly through social media and damage our reputation before we have the opportunity to respond. Improving and enhancing the functionality, performance, reliability, design, security and scalability of our platform is expensive, time-consuming and complex, and to the extent we are not able to do so in a manner that responds to our merchants’ evolving needs, our business, financial condition and results of operations will be adversely affected. If we are unable to anticipate or respond to technological or industry standard changes on a timely basis, our ability to remain competitive could be adversely affected.
Our use of artificial intelligence and machine learning tools may subject us to additional risks and may adversely impact our reputation and the performance of our products, service offerings and business.
We use artificial intelligence, machine learning, and automated decision-making technologies, including proprietary artificial intelligence and machine learning algorithms throughout our business, and are making significant investments to continuously improve our use of such technologies. For example, we use machine learning, artificial intelligence and automated decision-making technologies in our SkyTab Website Builder, a tool powered by artificial intelligence for restaurants to quickly and easily create a website for their business.

There are significant risks involved in developing, maintaining and deploying these technologies and there can be no assurance that the usage of such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability. In particular, if these artificial intelligence or machine learning models are incorrectly designed or implemented; trained or reliant on incomplete, inadequate, inaccurate, biased or otherwise poor quality data or on data to which we do not have sufficient rights; and/or are adversely impacted by unforeseen defects, technical challenges, cyber security threats or material performance issues, the performance of our products, services, and business, as well as our reputation and the reputations of our customers, could suffer or we could incur liability through the violation of laws, contracts to which we are a party or civil claims. Further, our ability to continue to develop or use such technologies may be dependent on access to specific third-party software and infrastructure, such as processing hardware or third-party artificial intelligence models, and we cannot control the availability or pricing of such third-party software and infrastructure, especially in a highly competitive environment.
Because we rely on third-party vendors to provide products and services, we could be adversely impacted if they fail to fulfill their obligations.
We depend on third-party vendors for certain products and services, including components of our computer systems, software, data centers and telecommunications networks, to conduct our business. Any changes in these systems that degrade the functionality of our products and services, impose additional costs or requirements on it, or give preferential treatment to competitors’ services, including their own services, could materially and adversely affect usage of our products and services. For example, in the U.S. and Canada we are dependent on our relationship with a single third-party processor for services such as merchant authorization, processing, risk and chargeback monitoring accounting and clearing and settlement for the transactions we service. There can be no assurance that our backup systems and alternative arrangements would successfully avoid a significant disruption of processing in the event of an unforeseen event with this third-party. In the event our agreement with our third-party processor is terminated, or if upon its expiration we are unable to renew the contract on terms favorable to us, or at all, it may be difficult for us to replace these services, which may adversely affect our operations and profitability.
We also rely on third parties for specific software and devices used in providing our products and services. Some of these organizations and service providers provide similar services and technology to our competitors, and we do not have long-term or exclusive contracts with them.
Our computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business (collectively, “IT Systems”) as well as IT Systems of our merchants, software partners, and any other third party we may rely on, could be exposed to damage or interruption from, among other things, fire, natural disasters, power loss, telecommunications failure, unauthorized entry, computer viruses, denial-of-service attacks, social engineering/phishing, company insiders, acts of terrorism, human or technological error, vandalism or sabotage, financial insolvency, bankruptcy and similar events. In addition, we may be unable to renew our existing contracts with our most significant merchants and software partners, or our merchants and software partners may stop providing or otherwise supporting the products and services we obtain from them, and we may not be able to obtain these or similar products or services on the same or similar terms as our existing agreements, if at all. The failure of our third-party vendors to perform their obligations and provide the products and services we obtain from them in a timely manner for any reason could adversely affect our operations and profitability due to, among other consequences:
•loss of revenues;
•loss of merchants and software partners;
•loss of merchant and cardholder data;
•fines imposed by payment networks;
•harm to our business or reputation and brand resulting from negative publicity and loss of trust;
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

We expect to consider from time to time further strategic opportunities that may involve acquisitions, dispositions, investments in joint ventures, partnerships, and other strategic alternatives that may enhance shareholder value, any of which may result in the use of a significant amount of management resources or significant costs, and we may not be able to fully realize the potential benefit of such transactions.

We expect to continue to consider acquisitions, dispositions, investments in joint ventures, partnerships, and other strategic alternatives that may enhance shareholder value. Our board of directors and management may from time to time be engaged in evaluating potential transactions and other strategic alternatives. In addition, from time to time, we may engage financial advisors, enter into non-disclosure agreements, conduct discussions, and undertake other actions that may result in one or more transactions. Although there would be uncertainty that any of these activities or discussions would result in definitive agreements or the completion of any transaction, we may devote a significant amount of management resources to analyzing and pursuing such a transaction, which could negatively impact operations. In addition, we may incur significant costs in connection with seeking such transactions or other strategic alternatives regardless of whether the transaction is completed. In the event that we consummate an acquisition, disposition, partnership, or other strategic alternative in the future, we cannot be certain that we would fully realize the anticipated benefits of such a transaction and cannot predict the impact that such strategic transaction might have on our operations or stock price.
Our inability to protect our IT Systems and Confidential Information, as well as the IT Systems of third parties we rely on, from continually evolving cybersecurity risks, security breaches or other technological risks could affect our reputation and brand among our merchants and consumers and may expose us to material financial penalties and legal liability.
We are subject to a number of legal requirements, contractual obligations and industry standards regarding security, data protection and privacy and any failure to comply with these requirements, obligations or standards could have an adverse effect on our reputation, brand, business, financial condition and results of operations.
In conducting our business, we collect, process, transmit and store sensitive business information and personal information about our merchants, consumers, sales and financial institution partners, vendors, and other parties, including account access credentials, credit and debit card numbers, bank account numbers, social security numbers, driver’s license numbers, names and addresses and other types of personal information and sensitive business information, such as trade secrets and other proprietary information (collectively, “Confidential Information”). Some of this Confidential Information is also processed and stored by our merchants, software and financial institution partners, third-party service providers to whom we outsource certain functions and other agents, (collectively, “Associated Third Parties”). We have certain responsibilities to payment networks and their member financial institutions for any failure, including the failure of our Associated Third Parties, to protect this Confidential Information.

We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of IT Systems and Confidential Information. In addition, as a provider of security-related solutions to merchants and other business customers, our products and services may themselves be targets of cyberattacks that attempt to sabotage or otherwise disable them. There can be no assurance that our cybersecurity risk management program and processes, detailed in Item 1C. “Cybersecurity” elsewhere in this Annual Report, including our policies (including an incident response plan), controls, or procedures, will be fully implemented, complied with, or effective in protecting our IT Systems and Confidential Information. The defensive and preventative measures we take ultimately may not be able to effectively detect, prevent, or protect against or otherwise mitigate losses from all cyberattacks, and it is virtually impossible for us to eliminate cybersecurity risk entirely. Any compromise of our IT Systems could lead to system disruptions or slowdowns and the exploitation of security vulnerabilities of our products. Additionally, the Confidential Information stored on our IT Systems could be accessed, publicly disclosed, misused, lost, or stolen, which could subject us to liability and cause us financial harm.
Our IT Systems and those of our Associated Third Parties have been, and could be in the future, subject to breaches, and our data protection measures may not prevent unauthorized access. We have previously been the target of malicious third-party attempts to identify and exploit system vulnerabilities, and/or penetrate or bypass our security measures, in order to gain unauthorized access to our networks and systems or those of third parties associated with us, and we expect to be the target of such attempts in the future. For example, in 2023 we were the target of frequent phishing and distributed denial-of-service attempts. If these attempts are successful, it could lead to the compromise of Confidential Information. While to date no incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future. Furthermore, while we proactively employ multiple methods at different layers of our IT Systems to defend against intrusion and attack and to protect our Confidential Information, we cannot be certain that these measures will be sufficient to counter all current and emerging technology threats. Increased remote operations create an additional risk of attack while decreasing our ability to monitor. Remote and hybrid working arrangements at our company, and at many of our Associated Third Parties, increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks.
While we believe the procedures and processes we have implemented to handle an attack are adequate, cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools, including artificial intelligence, that circumvent security controls, evade detection and remove forensic evidence. These threats can come from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists, as well as through diverse attack vectors, such as social engineering/phishing, company insiders, suppliers or providers, and as a result of human or technological error, including misconfigurations, “bugs”, or other vulnerabilities in software and hardware. As such, we may be unable to detect, investigate, remediate, or recover from future attacks or incidents, or to avoid a material adverse impact to our business. Specifically, computer viruses and other malware can be distributed and could infiltrate our IT Systems or those of our Associated Third Parties. Ransomware attacks, including those from organized criminal threat actors, nation-states, and nation-state supported actors, are becoming increasingly prevalent and severe, and can lead to significant interruptions in our operations, loss of data and income, reputational loss, diversion of funds, and may result in fines, litigation and unwanted media attention. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting payments (e.g., OFAC regulations). In addition, denial of service or other attacks could be and have been launched against us for a variety of purposes, including, for example, to interfere with our services or create a diversion for other malicious activities. While we maintain cybersecurity and technology errors and omissions insurance coverage that covers certain aspects of cyber risks, it may not be sufficient in type or amount to cover us against claims related to breaches, failures or other data security-related incidents, and we cannot be certain that such insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. Further, while we select our Associated Third Parties carefully, we do not control their actions. Any problems experienced by our Associated Third Parties, including those resulting from breakdowns or other disruptions in the services provided by such parties or cyberattacks and security breaches, could adversely affect our ability to service our merchants or otherwise conduct our business.
We could also be subject to liability for claims relating to misuse of Confidential Information, such as unauthorized marketing purposes and violation of consumer protection or data privacy laws. We cannot provide assurance that the contractual requirements related to security and privacy that we impose on our service providers who have access to Confidential Information will be followed or will be adequate to prevent the unauthorized use or disclosure of Confidential Information. In addition, we have agreed in certain agreements to take certain protective measures to ensure the confidentiality of Confidential Information. The costs of systems and procedures associated with such protective measures may increase and could adversely affect our ability to compete effectively. Any failure to adequately enforce or provide these protective measures could result in liability, protracted and costly litigation, governmental and card network intervention and fines and, with respect to misuse of personal information of our merchants and consumers, lost revenue and reputational harm.

Moreover, as we process debit and credit cards as a part of our services, we are subject to the Payment Card Industry Data Security Standard (“PCI-DSS”), issued by the Payment Card Industry Security Standards Council. PCI-DSS imposes compliance obligations with regard to our security surrounding the physical and electronic storage, processing and transmission of cardholder data. Compliance with PCI-DSS and implementing related procedures, technology and information security measures requires significant resources and ongoing attention. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology, such as those necessary to achieve compliance with PCI-DSS or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations, especially since processing cardholder data is at the center of our business operations. Any material interruptions or failures in our payment related systems could have a material adverse effect on our business, including loss of customer trust, results of operations and financial condition. If there are amendments to PCI-DSS, the cost of compliance could increase and we may suffer loss of critical data and interruptions or delays in our operations as a result. If we are unable to comply with the security standards established by banks and the payment card industry, we may be subject to fines, restrictions and expulsion from card acceptance programs, which could materially and adversely affect our business.
Any type of security breach, attack or misuse of Confidential Information, whether experienced by us or an Associated Third Party, could harm our reputation and brand and invite negative publicity, deter existing or prospective merchants from using our services, increase our operating expenses in order to contain and remediate the incident, expose us to unbudgeted or uninsured liability, disrupt our operations (including potential service interruptions), divert management focus away from other priorities, expose us to claims and costly litigation (including class action lawsuits), increase our risk of regulatory scrutiny, result in the imposition of penalties and fines under state, federal and foreign laws or by payment networks and adversely affect our continued payment network registration and financial institution sponsorship. Further, if we were to be removed from networks’ lists of PCI-DSS, compliant service providers, our existing merchants, sales and financial institution partners or other third parties may cease using or referring our services. Also, prospective merchants, sales partners, financial institution partners or other third parties may choose to terminate their relationship with us, or delay or choose not to consider us for their processing needs, and the payment networks on which we rely could refuse to allow us to continue processing through their networks. Any of the foregoing could adversely impact market acceptance of our products and seriously affect our business, financial condition or results of operations.
We collect, process, store, and use data, including personal information, which subjects us to governmental regulation and other legal obligations, including EU financial services regulation, particularly related to privacy, data protection and information security, marketing, cryptocurrency, and consumer protection laws across different markets where we conduct our business. Our actual or perceived failure to comply with such obligations could harm our business and/or result in reputational harm, loss of customers, material financial penalties and legal liabilities.
In the U.S. and other jurisdictions in which our services are used, we are subject to various privacy, data protection and information security, and consumer protection laws (including laws on disputed transactions), related regulations, and industry standards (e.g., PCI-DSS). If we are found to have breached such laws, regulations, or standards in any such market, we may be subject to enforcement actions that require us to change our business practices in a manner which may negatively impact our revenue, as well as expose ourselves to litigation, fines, civil and/or criminal penalties and adverse publicity that could cause our customers to lose trust in us, negatively impacting our reputation, brand and business in a manner that harms our financial position.
As part of our business, we collect personal information, as well as other potentially sensitive and/or regulated data from our consumers and the merchants we work with. As a result, we are subject to certain laws and regulations in the U.S. that restrict how personal information is collected, processed, stored, transferred, used and disclosed, as well as set standards for its security, implement notice requirements regarding privacy practices, and provide individuals with certain rights regarding the use, disclosure and sale of their protected personal information. For example, the FTC and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of personal information. Such standards require us to publish statements that describe how we handle personal information and choices individuals may have about the way we handle their personal information. If such statements that we publish are found to be untrue or inaccurate, we may be subject to government claims of unfair or deceptive trade practices, which could lead to regulatory investigations, significant liabilities and other consequences. Moreover, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the FTC Act. State consumer protection laws provide similar causes of action for unfair or deceptive practices. Some states, such as California and Massachusetts, have passed specific laws mandating reasonable security measures for the handling of certain personal information. Further, privacy advocates and industry groups have regularly proposed and sometimes approved, and may propose and approve in the future, self-regulatory standards with which we must legally comply or that contractually apply to us.
In addition, the GLBA regulates, among other things, the use of non-public personal information of consumers that is held by financial institutions. We may be considered a service provider to “financial institutions” and therefore subject to various GLBA-related contractual obligations, including requirements relating to the physical, administrative and technological protection of non-public personal financial information. Breach of the GLBA can result in civil and/or criminal liability and sanctions by regulatory authorities and/or contractual liability.

Moreover, in the U.S., both the federal and various state governments have adopted or are considering, additional laws, guidelines or rules for the collection, distribution, use and storage of information collected from or about consumers or their devices. For example, California enacted the CPRA in 2020, which requires new disclosures to California residents, imposes new rules for collecting or using information about California residents, and affords California residents new rights with respect to their personal information, including rights to opt out of certain disclosures of personal information. The CPRA provides for civil penalties for violations, as well as a private right of action for certain data breaches that is expected to increase data breach litigation. The effects of the CPRA and its implementing regulations, and uncertainties about the scope and applicability of exemptions that may apply to our business (including an exemption as to data that is subject to the GLBA), are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply. Additionally, the enactment of the CPRA is prompting a wave of similar legislative developments in other states in the U.S., which creates the potential for a patchwork of overlapping but different state laws. For example, since the CPRA went into to effect, comprehensive privacy statutes that share similarities with the CPRA are now in effect and enforceable in Virginia, Colorado, Connecticut, and Utah, and will soon be enforceable in several other states as well.
We are also subject to data privacy and security laws in several foreign jurisdictions which have laws and regulations which are more restrictive in certain respects than the U.S. For example, in the European Economic Area (“EEA”), we are subject to the EU GDPR and in the United Kingdom, UK GDPR, in each case in relation to our collection, control, processing, sharing, disclosure and other use of data relating to an identifiable living individual (personal data). The GDPR, and national implementing legislation in EEA member states, and the UK GDPR, impose a strict data protection compliance regime including: providing detailed disclosures about how personal data is collected and processed (in a concise, intelligible and easily accessible form); demonstrating that an appropriate legal basis is in place or otherwise exists to justify data processing activities; granting rights for data subjects in regard to their personal data (including data access rights, the right to be “forgotten” and the right to data portability); introducing the obligation to notify data protection regulators or supervisory authorities (and in certain cases, affected individuals) of significant data breaches; defining pseudonymized (i.e., key-coded) data; imposing limitations on retention of personal data; maintaining a record of data processing; and complying with the principal of accountability and the obligation to demonstrate compliance through policies, procedures, training and audit.

The EU GDPR and UK GDPR regulate cross-border transfers of personal data out of the EEA and the UK. Case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On October 7, 2022, President Biden signed an Executive Order on ‘Enhancing Safeguards for U.S. Intelligence Activities’ which introduced new redress mechanisms and binding safeguards to address the concerns raised by the CJEU in relation to data transfers from the EEA to the U.S. and which formed the basis of the new EU-US Data Privacy Framework (“DPF”), as released on December 13, 2022. The European Commission adopted its Adequacy Decision in relation to the DPF on July 10, 2023, rendering the DPF effective as an EU GDPR transfer mechanism to U.S. entities self-certified under the DPF. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a UK GDPR data transfer mechanism to U.S. entities self-certified under the UK Extension to the DPF. We currently rely on the DPF to transfer certain personal data from the EEA to the U.S. and on the UK Extension to the DPF to transfer certain personal data from the UK to the U.S. We also currently rely on the EU standard contractual clauses and the UK Addendum to the EU standard contractual clauses and the UK International Data Transfer Agreement as relevant to transfer personal data outside the EEA and the UK with respect to both intragroup and third party transfers. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the U.S. and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could suffer additional costs, complaints and/or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes; we may have to implement revised standard contractual clauses for existing intragroup, customer and vendor arrangements within required time frames; and/or it could otherwise affect the manner in which we provide our services, and could adversely affect our business, operations and financial condition.

We are also subject to evolving EU and UK privacy laws on cookies, tracking technologies and e-marketing. In the EU and the UK under national laws derived from the ePrivacy Directive, informed consent is required for the placement of a cookie or similar technologies on a user’s device and for direct electronic marketing. The GDPR also imposes conditions on obtaining valid consent for cookies, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. Recent European court and regulator decisions are driving increased attention to cookies and tracking technologies. If the trend of increasing enforcement by regulators of the strict approach to opt-in consent for all but essential use cases, as seen in recent guidance and decisions continues, this could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, and subject us to additional liabilities. In light of the complex and evolving nature of EU, EU Member State and UK privacy laws on cookies and tracking technologies, there can be no assurances that we will be successful in our efforts to comply with such laws; violations of such laws could result in regulatory investigations, fines, orders to cease/change our use of such technologies, as well as civil claims including class actions, and reputational damage.
Restrictions on the collection, use, sharing or disclosure of personal information or additional requirements and liability for security and data integrity could require us to modify our solutions and features, possibly in a material manner, could limit our ability to develop new services and features and could subject us to increased compliance obligations and regulatory scrutiny. Non-compliance with data protection and privacy requirements may result in regulatory fines (which for certain breaches of the GDPR are up to the greater of €20 million/£17.5 million or 4% of total global annual turnover), regulatory investigations, reputational damage, orders to cease/change our processing of our data, enforcement notices, and/ or assessment notices (for a compulsory audit). We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.
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

We may experience failures in our IT Systems due to software defects, misconfigurations, “bugs”, computer viruses and development delays, which could damage customer relations, and our reputation and brand, and expose us to material financial penalties and legal liability.
Our core business depends heavily on the reliability of our IT Systems, including our processing systems, as well as the security of the applications and systems we develop and license to our customers, in addition to the security of the processing system of our sponsor bank. Software defects or vulnerabilities, misconfigurations, “bugs”, computer viruses, a system outage, or other failures could adversely affect our business, financial condition or results of operations, including by damaging our reputation and brand or exposing us to third-party liability. Payment network rules, standards, and certain governmental regulations allow for possible penalties if our products and services do not meet certain operating standards. To successfully operate our business, we must be able to protect our systems from interruption, including from events that may be beyond our control. Events that could cause system interruptions, system failures, or data loss include, but are not limited to, fire, natural disasters, unauthorized entry, power loss, telecommunications failure, cyberattacks, computer viruses, terrorist acts and war. To help protect against these events, we perform a portion of disaster recovery operations ourselves, as well as utilize select third parties for certain operations. To the extent we outsource any disaster recovery functions, we are at risk of the merchant’s unresponsiveness or other failures in the event of breakdowns in our systems. In addition, our property and business interruption insurance may not be adequate to compensate us for all losses or failures that may occur.
Our products and services are based on sophisticated IT Systems that are constantly evolving. We often encounter delays and cost overruns in developing changes implemented to our systems. In addition, the underlying software may contain undetected errors, viruses, misconfigurations, “bugs”, defects, or other vulnerabilities. Defects in our software products and errors or delays in our processing of electronic transactions could result in additional development costs, diversion of technical and other resources from our other development efforts, loss of credibility with current or potential merchants, harm to our reputation and brand and/or exposure to liability claims. In addition, we rely on technologies supplied to us by third parties that may also contain undetected errors, viruses or defects that could adversely affect our business, financial condition or results of operations. Although we attempt to limit our potential liability for warranty claims through disclaimers in our software documentation and limitation of liability provisions in our licenses and other agreements with our merchants and software partners, we cannot assure that these measures will be successful in limiting our liability. Additionally, we and our merchants and software partners are subject to payment network rules. If we do not comply with payment network requirements or standards, we may be subject to fines or sanctions, including suspension or termination of our registrations and licenses necessary to conduct business. We have experienced high growth rates in payment transaction volumes over the past years and expect growth to continue in the coming years; however, despite the implementation of architectural changes to safeguard sufficient future processing capacity on our payments platform, in the future the payments platform could potentially reach the limits of the number of transactions it is able to process, resulting in longer processing time or even downtime. Our efforts to safeguard sufficient future processing capacity are time-consuming, involve significant technical risk and may divert our resources from new features and products, and there can be no guarantee that these efforts will succeed. Furthermore, any efforts to further scale the platform or increase its complexity to handle a larger number or more complicated transactions could result in performance issues, including downtime. A failure to adequately scale our payments platform could therefore materially and adversely affect our business, financial condition or results of operations.
We may not be able to continue to expand our share of the existing payment processing markets or expand into new markets, which would inhibit our ability to grow and increase our profitability.
Our future growth and profitability depend upon the growth of the markets in which we currently operate and our ability to increase our penetration and service offerings within these markets, as well as the emergence of new markets for our services and our ability to successfully expand into these new markets. It is difficult to attract new merchants because of potential disadvantages associated with switching payment processing vendors, such as transition costs, business disruption and loss of accustomed functionality. There can be no assurance that our efforts to overcome these factors will be successful, and this resistance may adversely affect our growth. A merchant’s payment processing activity with us may also decrease for a variety of reasons, including the merchant’s level of satisfaction with our products and services, the effectiveness of our support services, pricing of our products and services, the pricing and quality of competing products or services, the effects of global economic conditions, or reductions in consumer spending levels.
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
Furthermore, we may expand into new geographical markets, including foreign countries, in which we do not currently have operating experience. In October 2023, we acquired Finaro, a cross-border eCommerce platform and European bank specializing in solving complex payment problems for multinational merchants that we believe will accelerate our growth in international markets. In addition, in September 2022, we acquired Online Payments Group AG (“Online Payments Group”), a European payment service provider with a world-class developer portal and checkout experience that we believe will accelerate our global eCommerce growth. We cannot guarantee that we will be able to successfully continue such expansion efforts due to our lack of experience in such markets and the multitude of risks associated with global operations, or that we will be able to obtain appropriate regulatory approval.
As we expand into new markets, we are subject to additional risks associated with our international operations, including compliance with and changes in foreign governmental policies.
We have begun offering merchant acquiring and processing services in geographies outside of the U.S., including the European Union and United Kingdom. In October 2023, we acquired Finaro, a cross-border eCommerce platform and European bank specializing in solving complex payment problems for multi-national merchants that we believe will accelerate our growth in international markets. In addition, in September 2022, we acquired Online Payments Group, a European payment service provider with a world-class developer portal and checkout experience that we believe will accelerate our global eCommerce growth. We may become subject to additional European Union and United Kingdom financial regulatory requirements and we could become subject to risks associated with the ongoing uncertainty surrounding the future relationship between the United Kingdom and the European Union (including any resulting economic downturn) following the United Kingdom’s exit from the European Union (“Brexit”). We are subject to risks associated with operations in international markets, including changes in foreign governmental policies and requirements applicable to our business, including the presence of more established competitors and our lack of experience in such non-U.S. markets. In addition, any current or future partners in non-U.S. jurisdictions, may also be acquired, reorganized or otherwise disposed of in the event of further market turmoil or losses in their loan portfolio that result in such financial institutions becoming less than adequately capitalized. Our revenue derived from these and other non-U.S. operations is, and will be, subject to additional risks, including those resulting from social and geopolitical instability and unfavorable political or diplomatic developments, all of which could adversely affect our business, financial condition or results of operations.
As we continue to expand internationally, we may face challenges due to the presence of more established competitors and our lack of experience in such non-U.S. markets. If we are unable to successfully manage these risks relating to the international expansion of our business, it could adversely affect our business, financial condition or results of operations.
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
We market and sell our products and services to, among others, SMBs. To continue to grow our revenue, we must add merchants, sell additional services to existing merchants and encourage existing merchants to continue doing business with us. However, retaining SMBs can be more difficult than retaining large enterprises, as SMB merchants often have higher rates of business failure and more limited resources, may have decisions related to the choice of payment processor dictated by their affiliated parent entity, and are more able to change their payment processors than larger organizations dependent on our services.
SMBs are typically more susceptible to the adverse effects of economic fluctuations. Adverse changes in the economic environment or business failures of our SMB merchants may have a greater impact on us than on our competitors who do not focus on SMBs to the extent that we do. As a result, we may need to attract and retain new merchants at an accelerated rate or decrease our expenses to reduce negative impacts on our business, financial condition and results of operations.
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
All of our businesses function at the intersection of rapidly changing technological, social, economic and regulatory environments that require a wide range of expertise and intellectual capital. For us to successfully compete and grow, we must recruit, retain and develop personnel who can provide the necessary expertise across a broad spectrum of intellectual capital needs. The market for qualified personnel is competitive and we may not succeed in recruiting additional personnel or may fail to effectively replace current personnel who depart with qualified or effective successors. Our effort to retain and develop personnel may also result in significant additional expenses, which could adversely affect our profitability, and may not have the desired effect. For example, there has been increasing scrutiny on diversity, equity, and inclusion initiatives and activism by groups, both those seeking to promote and constrain such initiatives, which may require us to incur costs or result in adverse impacts on employee recruitment, engagement, and retention. The change by companies to offer a remote or hybrid work environment may increase the competition for such employees from employers outside of our traditional office locations. In January 2023, we announced our return to office plan that still encompasses a hybrid approach, but requires greater in-office attendance. While we intend to continue offering flexible work arrangements based on the different needs of teams across our company on a case-by-case basis, we may face difficulty in hiring and retaining our workforce as a result of this shift to greater in-office attendance. Further, labor is subject to external factors that are beyond our control, including our industry’s highly competitive market for skilled workers and leaders, inflation, workforce participation rates, and other macroeconomic uncertainties.
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
If consumers do not continue to use credit or debit cards as a payment mechanism for their transactions, if there continues to be a reduction in “card present” transactions, or if there is a change in the mix of payments between cash, credit cards and debit cards and other means of payment, our business could be adversely affected. Consumer credit risk may make it more difficult or expensive for consumers to gain access to credit facilities such as credit cards. Regulatory changes may result in financial institutions seeking to charge their customers additional fees for use of credit or debit cards. Such fees may result in decreased use of credit or debit cards by cardholders. In order to consistently increase and maintain our profitability, consumers and businesses must continue to use electronic payment methods that we process, including credit and debit cards. If consumers and businesses do not continue to use credit, debit or prepaid cards as a payment mechanism for their transactions or if there is a change in the mix of payments between cash, alternative currencies and technologies, credit, debit and prepaid cards, or the corresponding methodologies used for each, which is adverse to us, it could have a material adverse effect on our business, financial condition and results of operations.

Our failure to address the operational, compliance and regulatory risks associated with our payment methods or practices could damage our reputation and brand and may cause our business and results of operations to suffer.
Global laws and regulations that govern payment methods and processing are complex and subject to change; and we may be required to expend considerable time and effort to determine if such laws and regulations apply to our business. There can be no assurance that we will be able to meet all compliance obligations, including obtaining any such licenses in all of the jurisdictions we operate in or offer a service in, and, even if we were able to do so, there could be substantial costs and potential product changes involved in complying with such laws, which could have a material and adverse effect on our business. Any noncompliance by us in relation to existing or new laws and regulations, or any alleged noncompliance, could result in reputational damage, penalties, litigation, fines, increased costs or liabilities, damages, or require us to stop offering payment services in certain markets. Failure to predict how a U.S. law or regulation or a law or regulation from another jurisdiction in which we operate with respect to money transmission or similar requirements apply or will be applied to us could result in licensure or registration requirements, administrative enforcement actions, and/or could materially interfere with our ability to offer certain payment methods or to conduct our business in particular jurisdictions. We cannot predict what actions the U.S. or other governments may take, or what restrictions these governments may impose, that will affect our ability to process payments or to conduct our business in particular jurisdictions. Further, we may become subject to changing payment regulations and requirements that could potentially affect the compliance of our current payment processes and increase the operational costs we incur to support payments. The factors identified here could impose substantial additional costs, involve considerable delay to the development or provision of our solutions, require significant and costly operational changes, or prevent us from providing our solutions in any given market.
In addition, as part of the payment processing process, our consumers’ credit, debit, and payment card or other payment method information is transmitted to our third-party payment processors. We may also be subject to lawsuits or other proceedings for purportedly fraudulent or unauthorized transactions, including lawsuits and other proceedings arising out of the actual or alleged theft of our consumers’ credit, debit or payment card information if the security of our third-party card payment processors is breached.We rely upon third-party service providers to provide payment transaction processing services. Our utilization of such payment processing services may be impacted by factors outside of our control, including disruptions in the payment processing industry generally. If these service providers do not perform adequately or experience a data security incident or fail to comply with applicable laws, rules and industry standards, if our relationships with these service providers were to change or terminate (or if they become willing or unable to provide services to us), it could disrupt our business and negatively affect our ability to provide services to clients. This could decrease revenue, increase costs, lead to potential legal liability, and negatively impact our brand and business. In addition, if these providers increase the fees they charge us, our operating expenses could increase.
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
As a result of our prior acquisitions, a significant portion of our total assets consists of intangible assets (including goodwill). Goodwill and intangible assets, net of amortization, together accounted for approximately 56% and 53% of the total assets on our balance sheet as of December 31, 2023 and 2022, respectively. To the extent we engage in additional acquisitions we may recognize additional intangible assets and goodwill. We evaluate goodwill for impairment annually at October 1 and whenever events or circumstances make it more likely than not that impairment may have occurred. Under current accounting rules, any determination that impairment has occurred would require us to record an impairment charge, which would adversely affect our earnings. An impairment of a significant portion of goodwill or intangible assets could adversely affect our business, financial condition or results of operations.
Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our debt obligations.
We have substantial indebtedness. As of December 31, 2023, we had $1,772.5 million total principal amount of debt outstanding, including $690.0 million of 0.00% Convertible Senior Notes due 2025 (“2025 Convertible Notes”), $632.5 million of 0.50% Convertible Senior Notes due 2027 (“2027 Convertible Notes”) and $450.0 million of 4.625% Senior Notes due 2026 (“2026 Senior Notes” and together with the 2025 Convertible Notes and 2027 Convertible Notes, the “Notes”). Our substantial indebtedness could have adverse consequences, including:
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
Our Revolving Credit Facility provides the ability to borrow at rates based on the Secured Overnight Financing Rate (“SOFR”). The Revolving Credit Facility had remaining capacity of $100.0 million as of December 31, 2023.
Our $1,772.5 million of principal debt outstanding at December 31, 2023 is at a fixed rate of interest and is not subject to interest rate hedges. Developments in our business and operations could lead to a ratings downgrade for us or our subsidiaries. Any such fluctuation in the financial and credit markets, or in the rating of us or our subsidiaries, may impact our ability to access debt markets in the future or increase our cost of current or future debt, which could adversely affect our business, financial condition or results of operations.
Restrictions imposed by our Credit Facilities and our other outstanding indebtedness may materially limit our ability to operate our business and finance our future operations or capital needs.
A breach of the covenants or restrictions under the indentures governing the Notes and the agreement governing our Revolving Credit Facility could result in an event of default under the Notes. Such a default may allow the holders to accelerate the debt and may result in the acceleration of any other future debt to which a cross-acceleration or cross-default provision applies. In the event our noteholders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. As a result of these restrictions, we may be limited in how we conduct our business, unable to raise additional debt or equity financing to operate during general economic or business downturns, or unable to compete effectively or to take advantage of new business opportunities.
These restrictions may affect our ability to grow in accordance with our strategy. In addition, our financial results, our level of indebtedness and our credit ratings could adversely affect the availability and terms of our financing. In addition, a payment default, including an acceleration following an event of default, under the Indenture, could trigger an event of default under another future debt instrument, which could result in the principal of and the accrued and unpaid interest on such debt becoming due and payable. See Note 11 to the accompanying consolidated financial statements for more information on the terms of the indentures governing our Notes and the agreement governing our Revolving Credit Facility.
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

While our foreign exchange and international operating risks have historically been negligible, we have recently begun offering merchant acquiring and processing services in geographies outside of the U.S., including the European Union and United Kingdom, and we may increasingly be subject to said risks as we continue to pursue our international expansion efforts. In addition, our banking operations in Malta and the European Union expose us to said risks. We may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of hedging agreements. We do not currently enter into such hedging agreements, which means our business, financial condition, and operating results may be impacted by fluctuations in the exchange rates of the currencies in which we do business. In the future, as our international operations increase, or more of our revenue agreements or operating expenses are denominated in currencies other than the U.S. dollar, these impacts may become material. To the extent that we hedge our foreign currency exchange rate exposure, we forgo the benefits we would otherwise experience if foreign currency exchange rates changed in our favor. No strategy can completely insulate us from risks associated with such fluctuations and our currency exchange rate risk management activities could expose us to substantial losses if such rates move materially differently from our expectations.
New or revised tax regulations or their interpretations, or becoming subject to additional foreign or U.S. federal, state or local taxes that cannot be passed through to our merchants or partners, could reduce our net income.
We are subject to tax laws in each jurisdiction where we do business. Changes in tax laws or their interpretations or tax policy initiatives and reforms under consideration, such as those reflected in the OECD/G20 Inclusive Framework on Base Erosion and Profit Sharing or other projects, could decrease the amount of revenues we receive, the value of any tax loss carry-forwards and deferred tax balances recorded on our balance sheet, and the amount of our cash flow, and adversely affect our business, financial condition or results of operations.
The Organization for Economic Co-operation and Development (“OECD”) announced an accord to set a minimum global corporate tax rate of 15%, which is being or may be implemented in many jurisdictions, including the U.S. The OECD is also issuing guidelines that are different, in some respects, than current international tax principles. If countries amend their tax laws to adopt all or part of the OECD guidelines, this may increase tax uncertainty and increase taxes applicable to us or our stockholders. We cannot predict whether the U.S. Congress or any other governmental body, whether in the U.S. or in other jurisdictions, will enact new tax legislation (including increases to tax rates), whether the Internal Revenue Service or any other tax authority will issue new regulations or other guidance, whether the OECD or any other intergovernmental organization will publish any guidelines on global taxation or whether member states will implement such guidelines, nor can it predict what effect such legislation, regulations or international guidelines might have.
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
We are also contractually required to comply with anti-money laundering laws and regulations, including the Bank Secrecy Act, as amended by the BSA. Among other things, the BSA requires subject entities to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity, and maintain transaction records. In addition, the Bank is subject to confidentiality obligations emanating from the Banking Act as well as the Professional Secrecy Act, Chapter 377 of the laws of Malta.
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
We are also subject to U.S. and EU financial services regulations, a myriad of consumer protection laws, economic sanctions, laws and regulations, anticorruption laws, escheat regulations and privacy and information security regulations. Changes to legal rules and regulations, or interpretation or enforcement of them, could have a negative financial effect on us. Any lack of legal certainty exposes our operations to increased risks, including increased difficulty in enforcing our agreements in those jurisdictions and increased risks of adverse actions by local government authorities, such as expropriations. In addition, certain of our alliance partners are subject to regulation by federal and state authorities and, as a result, could pass through some of those compliance obligations to us, which could adversely affect our business, financial condition or results of operations.
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
We are involved in various litigation matters from time to time. For more information regarding our material legal proceedings, please see Note 16 in the accompanying consolidated financial statements. Such matters can be time-consuming, divert management’s attention and resources and cause us to incur significant expenses. Our insurance or indemnities may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. If we are unsuccessful in our defense in these litigation matters, or any other legal proceeding, we may be forced to pay damages or fines, enter into consent decrees or change our business practices, any of which could adversely affect our business, financial condition or results of operations.
Risks related to our organizational structure
Our principal asset is our interest in Shift4 Payments, LLC, and, as a result, we depend on distributions from Shift4 Payments, LLC to pay our taxes and expenses, including payments under the Tax Receivable Agreement (“TRA”). Shift4 Payments, LLC’s ability to make such distributions may be subject to various limitations and restrictions.
We are a holding company and at December 31, 2023 have no material assets other than our ownership of LLC Interests, cash of $3.6 million and the aggregate principal amount of $690.0 million of 2025 Convertible Notes and $632.5 million of 2027 Convertible Notes that are held by Shift4 Payments, Inc. directly. As of December 31, 2023, we owned 73.5% of the economic interest in Shift4 Payments, LLC. As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes and operating expenses or declare and pay dividends in the future, if any, are dependent upon the financial results and cash flows of Shift4 Payments, LLC and distributions we receive from Shift4 Payments, LLC. There can be no assurance that our subsidiaries will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants in our debt instruments, will permit such distributions. Although Shift4 Payments, LLC is not currently subject to any debt instruments or other agreements that would restrict its ability to make distributions to Shift4 Payments, Inc., the terms of our Credit Facilities and other outstanding indebtedness restrict the ability of our subsidiaries to pay dividends to Shift4 Payments, LLC.

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
We expect Shift4 Payments, LLC, from time to time, to make distributions in cash to its equityholders, in amounts sufficient to cover the taxes on their allocable share of taxable income of Shift4 Payments, LLC. As a result of (i) potential differences in the amount of net taxable income indirectly allocable to us and to Shift4 Payments, LLC’s other equityholders, (ii) the lower tax rate applicable to corporations as opposed to individuals and (iii) the favorable tax benefits that we anticipate from (a) future purchases or redemptions of LLC Interests by the Continuing Equity Owners, (b) payments under the TRA and (c) the acquisition of interests in Shift4 Payments, LLC from its equityholders, we expect that these tax distributions may be in amounts that exceed our tax liabilities. Our Board will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, the payment of obligations under the TRA and the payment of other expenses. We have no obligation to distribute such cash (or other available cash) to our stockholders. No adjustments to the exchange ratio for LLC Interests and corresponding shares of Class A common stock will be made as a result of any cash distribution by us or any retention of cash by us. To the extent we do not distribute such excess cash as dividends on our Class A common stock or otherwise take ameliorative actions between LLC Interests and shares of Class A common stock and instead, for example, hold such cash balances, or lend them to Shift4 Payments, LLC, this may result in shares of our Class A common stock increasing in value relative to the value of LLC Interests. The holders of LLC Interests may benefit from any value attributable to such cash balances if they acquire shares of Class A common stock in exchange for their LLC Interests, notwithstanding that such holders may previously have participated as holders of LLC Interests in distributions that resulted in such excess cash balances.
The TRA with the Continuing Equity Owners and the Blocker Shareholders requires us to make cash payments to them in respect of certain tax benefits to which we may become entitled, and we expect that the payments we are required to make will be substantial.
Under the TRA, we are required to make cash payments to the Continuing Equity Owners and the Blocker Shareholders equal to 85% of the tax benefits, if any, that we actually realize, or in certain circumstances are deemed to realize, as a result of (1) the increases in our share of the tax basis of assets of Shift4 Payments, LLC resulting from any redemptions of LLC Interests from the Continuing Equity Owners, (2) our utilization of certain tax attributes of the Blocker Companies and certain Continuing Equity Owners and (3) certain other tax benefits related to us making payments under the TRA. The payment obligations under the TRA are obligations of Shift4 Payments, Inc. and we expect that the amount of the cash payments that we are required to make under the TRA will be significant. Any payments made by us to the Continuing Equity Owners and the Blocker Shareholders under the TRA will not be available for reinvestment in our business and will generally reduce the amount of overall cash flow that might have otherwise been available to us. The payments under the TRA are not conditioned upon continued ownership of us by the exchanging Continuing Equity Owners. Furthermore, our future obligation to make payments under the TRA could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are the subject of the TRA. The actual increase in tax basis, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, including the timing of redemptions by the Continuing Equity Owners, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, the amount of gain recognized by such holders of LLC Interests, the amount and timing of the taxable income allocated to us or otherwise generated by us in the future, the portion of our payments under the TRA constituting imputed interest and the federal and state tax rates then applicable.

Our organizational structure, including the TRA, confers certain benefits upon the Continuing Equity Owners and the Blocker Shareholders that will not benefit holders of our Class A common stock to the same extent that it will benefit the Continuing Equity Owners and the Blocker Shareholders.
Our organizational structure, including the TRA, confers certain benefits upon the Continuing Equity Owners and the Blocker Shareholders that will not benefit the holders of our Class A common stock to the same extent that it will benefit the Continuing Equity Owners and the Blocker Shareholders. We entered into the TRA with Shift4 Payments, LLC and the Continuing Equity Owners and the Blocker Shareholders in connection with the completion of the IPO, which provides for the payment by Shift4 Payments, Inc. to the Continuing Equity Owners and the Blocker Shareholders of 85% of the amount of tax benefits, if any, that Shift4 Payments, Inc. actually realizes, or in some circumstances is deemed to realize, as a result of (1) the increases in the tax basis of assets of Shift4 Payments, LLC resulting from any redemptions of LLC Interests from the Continuing Equity Owners, (2) our utilization of certain tax attributes of the Blocker companies and certain Continuing Equity Owners and (3) certain other tax benefits related to us making payments under the TRA. Although Shift4 Payments, Inc. retains 15% of the amount of such tax benefits, this and other aspects of our organizational structure may adversely impact the future trading market for the Class A common stock.
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
Payments under the TRA will be based on the tax reporting positions that we determine, and the U.S. Internal Revenue Service, or another tax authority may challenge all or part of the tax basis increases or other tax benefits we claim, as well as other related tax positions we take, and a court could sustain such challenge. If the outcome of any such challenge would reasonably be expected to materially affect a recipient’s payments under the TRA, then we will not be permitted to settle such challenge without the consent (not to be unreasonably withheld or delayed) of the Continuing Equity Owners. The interests of the Continuing Equity Owners and the Blocker Shareholders in any such challenge may differ from or conflict with our interests and your interests, and the Continuing Equity Owners may exercise their consent rights relating to any such challenge in a manner adverse to our interests and your interests. We will not be reimbursed for any cash payments previously made to the Continuing Equity Owners or the Blocker Shareholders under the TRA in the event that any tax benefits initially claimed by us and for which payment has been made to a Continuing Equity Owner or the Blocker Shareholders are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments made by us to a Continuing Equity Owner or Blocker Shareholder will be netted against any future cash payments that we might otherwise be required to make to such Continuing Equity Owner or such Blocker Shareholder, as applicable, under the terms of the TRA. However, we might not determine that we have effectively made an excess cash payment to a Continuing Equity Owner or Blocker Shareholder for a number of years following the initial time of such payment and, if any of our tax reporting positions are challenged by a taxing authority, we will not be permitted to reduce any future cash payments under the TRA until any such challenge is finally settled or determined. Moreover, the excess cash payments we previously made under the TRA could be greater than the amount of future cash payments against which we would otherwise be permitted to net such excess. As a result, payments could be made under the TRA significantly in excess of any tax savings that we realize in respect of the tax attributes with respect to a Continuing Equity Owner or Blocker Shareholder that are the subject of the TRA.

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

If we redeem or repurchase shares of our stock in the future, we could be subject to a newly enacted excise tax.
The Inflation Reduction Act of 2022 imposed a 1% excise tax on the fair market value of stock redeemed or repurchased by publicly traded corporations on or after January 1, 2023, subject to certain exceptions (including an exception that allows netting the amount of stock redemptions or repurchases against certain new issuances of stock). If we redeem or repurchase shares of our stock in the future, we could be subject to this excise tax, unless we qualify for any of the exceptions that are provided in the Inflation Reduction Act or in future laws, regulations or rules. Any such excise tax would be our liability and could increase the amount of tax that we are required to pay.
Our ability to use our net operating losses (“NOLs”) to offset future taxable income may be subject to certain limitations.
In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-ownership change NOLs to offset future taxable income. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders (or groups of stockholders) who own at least 5% of a corporation's stock increases by more than 50 percentage points over their lowest ownership percentage within a specified testing period. Similar rules may apply under state tax laws. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if there is a future change in our stock ownership (which may be outside of our control) that results in an ownership change, our ability to utilize NOLs could be further limited by Section 382 of the Code. U.S. federal NOLs generated in taxable years beginning on or before December 31, 2017 (“pre-2017 NOLs”) are subject to expiration while U.S. federal and certain state NOLs generated in taxable years beginning after December 31, 2017 (“post- 2017 NOLs”) are not subject to expiration. Additionally, for taxable years beginning after December 31, 2020, the deductibility of federal post-2017 NOLs is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL for such post-2017 NOLs. For these and other reasons, we may not be able to realize a tax benefit from the use of our NOLs.

Risks related to the ownership of our Class A common stock
Our Founder has significant influence over us, including control over decisions that require the approval of stockholders, including a change in control.
As of December 31, 2023, Jared Isaacman, our Founder and Chief Executive Officer, controls, in the aggregate, approximately 80.0% of the voting power represented by all our outstanding classes of stock. Our Class B common stock and Class C common stock each have ten votes per share, and our Class A common stock has one vote per share. Our Founder holds all of the issued and outstanding shares of our Class B common stock and Class C common stock and therefore is able to significantly influence matters submitted to our stockholders for approval, including the election and removal of directors, the size of our Board, amendments of our organizational documents, any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock. Future transfers by the holders of Class B common stock and Class C common stock will generally result in those shares converting into shares of Class A common stock, subject to limited exceptions.

Our Founder and an affiliate of our Founder are members of our Board. These board members are designees of our Founder and can take actions that have the effect of delaying or preventing a change of control of us or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. These actions may be taken even if other stockholders oppose them. The concentration of voting power with our Founder may have an adverse effect on the price of our Class A common stock. The interests of our Founder may not be consistent with your interests as a stockholder.

We are subject to rules and regulations established from time to time by the SEC and the NYSE regarding our internal control over financial reporting. If we fail to establish and maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results, or report them in a timely manner.

We are subject to the rules and regulations established from time to time by the SEC and the New York Stock Exchange (the “NYSE”). These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. For example, we are required to assess the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Such reporting obligations place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel.

In the course of preparing our financial statements for the year ended December 31, 2021, we identified a material weakness that we determined was remediated as of December 31, 2022. If we identify material weaknesses in our internal control over financial reporting in the future or if we are unable to comply with the requirements applicable to us as a public company, in a timely manner, including the requirements of Section 404 of the Sarbanes-Oxley Act, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. We could also become subject to sanctions or investigations by the SEC or other regulatory authorities. In addition, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, when required, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets, and our stock price may be adversely affected.
We are a “controlled company” within the meaning of the NYSE rules and, as a result, will qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You may not have the same protections afforded to stockholders of companies that are subject to such corporate governance requirements.
Our Founder has more than 50% of the voting power for the election of directors, and, as a result, we are considered a “controlled company” for the purposes of the New York Stock Exchange (the “NYSE”). As such, we qualify for, and intend to rely on, exemptions from certain corporate governance requirements, including the requirements to have a majority of independent directors on our Board, an entirely independent nominating and corporate governance committee, an entirely independent compensation committee or to perform annual performance evaluations of the nominating and corporate governance and compensation committees.

The corporate governance requirements and specifically the independence standards are intended to ensure that directors who are considered independent are free of any conflicting interest that could influence their actions as directors. We currently utilize certain exemptions afforded to a “controlled company.” As a result, we are not subject to certain corporate governance requirements, including that a majority of our Board consists of “independent directors,” as defined under the rules of the NYSE. In addition, we are not required to have a nominating and corporate governance committee or compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities or to conduct annual performance evaluations of the nominating and corporate governance and compensation committees.

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
In addition, upon conversion of the $690.0 million and $632.5 million aggregate principal amount of 2025 Convertible Notes and 2027 Convertible Notes, respectively, we will pay in cash the principal amount of the respective Notes with any excess to be paid or delivered, as the case may be, in cash or shares of our Class A common stock or a combination of both at our election. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of Class A common stock or other securities.
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
In April 2023, short seller Blue Orca Capital issued a short report on us, resulting in an 8.7% decrease in the price of our Class A common stock on the day the short report was issued. Subsequently, numerous lawsuits were filed against us, against which we are vigorously defending ourselves. We believe the claims made by Blue Orca Capital are without merit.
As a public entity, we may be the subject of additional concerted efforts by short sellers to spread negative information in order to gain a market advantage. In addition, the publication of misinformation may also result in further lawsuits, the uncertainty and expense of which could adversely impact our business, financial condition, and reputation. There are no assurances that we will not face further short sellers’ efforts or similar tactics in the future, and the market price of our common stock may decline as a result of their actions.
The impact of the Russian invasion of Ukraine and the Israel-Hamas war on the global economy, energy supplies and raw materials is uncertain, but may prove to negatively impact our business and operations.
The short and long-term implications of Russia’s invasion of Ukraine and the Israel-Hamas war are difficult to predict at this time. We continue to monitor any adverse impact that the outbreak of the war in Ukraine, the subsequent institution of sanctions against Russia by the U.S. and several European and Asian countries, and the Israel-Hamas war may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and other third parties with which we conduct business. For example, a prolonged conflict in Ukraine or Israel may result in increased inflation, escalating energy prices and constrained availability, and thus increasing costs, of raw materials. We will continue to monitor this fluid situation and develop contingency plans as necessary to address any disruptions to our business operations as they develop.
The Israel Defense Force (the “IDF”), the national military of Israel, is a conscripted military service, subject to certain exceptions. We conduct certain operations in Israel, where approximately 7% of our employees reside. A number of our employees are subject to military service in the IDF and have been, or may be, called to serve. It is possible that there will be further military reserve duty call-ups in the future, which may affect our business due to a shortage of skilled labor and loss of institutional knowledge, and necessary mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, for example, may have unintended negative effects and adversely impact our results of operations, liquidity or cash flows.
To the extent the wars in Ukraine or Israel may adversely affect our business as discussed above, it may also have the effect of heightening many of the other risks described herein. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation; disruptions to our global technology infrastructure, including through cyberattack, ransom attack, or cyber-intrusion; adverse changes in international trade policies and relations; disruptions in global supply chains; and constraints, volatility, or disruption in the capital markets, any of which could negatively affect our business and financial condition.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our internal and customer facing IT Systems and Confidential Information.
We have designed our program taking into account the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”) and Center For Internet Security (“CIS”) Controls. These standards, along with other industry benchmarks, such as the PCI DSS, are used as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business, but this does not imply that we meet any particular technical standards, specifications, or requirements at all times.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas. As part of our enterprise risk assessment function, which is led by our General Counsel and Vice President of Internal Audit, we have implemented processes to assess, identify and manage the material risks facing the Company, including from cyber threats. As part of this process, our IT organization assesses cybersecurity risk and evaluates our policies, procedures, skill sets and tools, with the aim to identify and address, as appropriate, areas of vulnerability. Our internal audit team performs testing to assess whether our program is appropriately designed and operating as intended.
Key elements of our cybersecurity risk management program include, but are not limited to the following:
•risk assessments designed to help identify material cybersecurity risks to our IT Systems and information;
•a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•designing products and services built with security tools;
•cybersecurity awareness training, including internal phishing tests of our employees, contractors, consultants, or any third-parties who will have access to our IT Systems, information, products, services, or our broader enterprise IT environment;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a third-party risk management process for key service providers, suppliers, and vendors based on their criticality and risk profile.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us. See “Risk Factor–Our inability to protect our IT Systems and Confidential Information from continually evolving cybersecurity risks, security breaches or other technological risks could affect our reputation and brand among our merchants and consumers and may expose us to material financial penalties and legal liability.”
Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (“Committee”) oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program.
The Committee receives periodic reports from management on our cybersecurity risks and program. In addition, management updates the Committee, as necessary, regarding any significant cybersecurity incidents. The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program.
Our management team, including the Director of Enterprise Security & Compliance, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises our internal cybersecurity personnel. Our management team’s collective experience includes a diverse background in fintech and other industries, with decades of experience in various aspects of cybersecurity.
Our management team stays informed about and monitors efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.
ITEM 2. PROPERTIES
We are headquartered in a leased office located in Center Valley, Pennsylvania. Our current lease expires on December 31, 2026.
In addition, we have various other leased premises in the U.S. and internationally. For leases that are scheduled to expire during the next 12 months, we may negotiate new lease agreements, renew existing lease agreements or use alternate facilities. We believe that our facilities are adequate for our needs and believe that we should be able to renew any of our leases or secure similar property without an adverse impact on our operations.

ITEM 3. LEGAL PROCEEDINGS
Our material legal proceedings are described in Part II, Item 8 of this Form 10-K in the Notes to Consolidated Financial Statements in Note 16, “Commitments and Contingencies.”
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
Holders
As of February 21, 2024, there were 345 holders of record of our Class A common stock, 4 holders of record of our Class B common stock and 3 holders of record of our Class C common stock. Because many of our shares of Class A common stock are held by brokers and institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these record holders.
Recent Sales of Unregistered Securities
There were no unregistered equity securities sold from January 1, 2023 to December 31, 2023, other than as previously disclosed in our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1, 2023 through October 31, 2023	—	—	—	$153.2
November 1, 2023 through November 30, 2023	148,311	$57.66	148,311	144.7
December 1, 2023 through December 31, 2023	—	—	—	N/A
Total	148,311
(a)     On May 3, 2023, our Board authorized a stock repurchase program (the “May 2023 Program”), pursuant to which we were authorized to repurchase up to $250.0 million of shares of our Class A common stock through December 31, 2023.
Dividend Policy
Since the IPO, we have not declared or paid any cash dividends on our common stock and we do not anticipate declaring or paying any cash dividends on our Class A common stock in the foreseeable future. Holders of our Class B common stock are not entitled to participate in any dividends declared by our Board. Furthermore, because we are a holding company, our ability to pay cash dividends on our Class A common stock depends on our receipt of cash distributions from Shift4 Payments, LLC and, through Shift4 Payments, LLC, cash distributions and dividends from our other direct and indirect wholly owned subsidiaries. Our ability to pay dividends may be restricted by the terms of any future credit agreement or any future debt or preferred equity securities of us or our subsidiaries. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our Board, subject to compliance with contractual restrictions and covenants in the agreements governing our current and future indebtedness. Any such determination will also depend upon our business prospects, results of operations, financial condition, cash requirements and availability and other factors that our Board may deem relevant.

Stock Performance Graph
The following graph and table compare the total shareholder return from June 5, 2020, the date on which our Class A common shares commenced trading on the New York Stock Exchange, NYSE, through December 31, 2023 of (i) our Class A common shares, (ii) the Standard and Poor’s 500 Stock Index (“S&P 500 Index”), and (iii) the Standard and Poor’s 500 Information Technology Index (“S&P Information Technology”). The stock performance graph and table assume an initial investment of $100 on June 5, 2020.
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

Comparison of Cumulative Total Return since IPO

$407.48
$327.83
$323.22
$295.26
$251.87
$243.17
$154.35
$143.74
$100.00
$400
$350
$300
$250
$200
$150
$100
6/4/2020
6/30/2020
12/31/2020
6/30/2021
12/31/2021
6/30/2022
12/31/2022
6/30/2023
12/31/2023
Shift Payments, Inc
S&P 500 Index
S&P Information Technology

	June 4, 2020	June 30, 2020	December 31, 2020	June 30, 2021	December 31, 2021	June 30, 2022	December 31, 2022	June 30, 2023	December 31, 2023
Shift4 Payments, Inc.	$100.00	$154.35	$327.83	$407.48	$251.87	$143.74	$243.17	$295.26	$323.22
S&P 500 Index	$100.00	$99.61	$120.68	$138.08	$153.14	$121.62	$123.36	$142.99	$153.26
S&P Information Technology	$100.00	$106.08	$132.09	$149.57	$176.15	$128.16	$125.23	$177.90	$195.85
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
A discussion regarding our financial condition and results of operation for the year ended December 31, 2023 compared to the year ended December 31, 2022 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 is included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 1, 2023.
Overview
We are a leading independent provider of software and payment processing solutions in the U.S. based on total volume of payments processed. We have achieved our leadership position through decades of solving business and operational challenges facing our customers’ overall commerce needs. Our merchants range in size from small owner-operated local businesses to multinational enterprises conducting commerce throughout the world. We distribute our services through a scaled network of seasoned internal sales and support teams, as well as through our network of software partners. Our software partners are comprised of ISVs and VARs. For our software partners, we offer a single integration to a global end-to-end payment offering, a proprietary gateway and a robust suite of technology solutions to enhance the value of their software and simplify payment acceptance. For our merchants, we provide a seamless, unified consumer experience and fulfill business needs that would otherwise require multiple software, hardware and payment vendors.
Recent Developments
Stock Repurchases
In December 2023, our Board authorized a new stock repurchase program (the “December 2023 Program”), pursuant to which we are authorized to repurchase up to $250.0 million shares of our Class A common stock between January 1, 2024 and December 31, 2024. The December 2023 Program replaces our prior program which expired on December 31, 2023.
Recent Acquisitions
Finaro
On October 26, 2023, we acquired Finaro for $211.9 million of cash and 7.4 million shares of our Class A common stock. Finaro is a cross-border eCommerce platform and bank specializing in solving complex payment problems for multi-national merchants that we believe will help drive our expansion into international markets.
Appetize
On October 2, 2023, we acquired SpotOn Technologies, Inc.’s sports and entertainment division, formerly known as Appetize, for $109.5 million of cash. Appetize is a payments and software company that primarily serves sports and entertainment customers. We believe this acquisition, paired with our VenueNext technology solution, will accelerate our growth within the sports and entertainment vertical.
Factors Impacting Our Business and Results of Operations
In general, our results of operations are impacted by factors such as the adoption of software solutions that are integrated with our payment solutions, continued investment in our core capabilities, ongoing pursuit of strategic acquisitions, and macro-level economic trends.

Increased adoption of software-integrated payments. We primarily generate revenue through fees assessed on end-to-end payment volume initiated through our internal sales team and our integrated software partners. These fees include volume-based payments, transaction fees and subscription fees for software and technology solutions. We expect to continue to grow through both our internal sales team and integrated software partners, both of which have proven to be an effective and efficient way of acquiring new merchants and servicing these relationships.
Continued focus on converting our gateway-only customers to our end-to-end payments offering. Currently, a significant percentage of our merchant base relies only on our proprietary gateway technology solution to process card-based payments. However, as more of these gateway-only merchants choose to also adopt our end-to-end payment solutions, our revenue per merchant is expected to increase given the fees we generate on end-to-end payment processing services are significantly higher than the per transaction fees we earn on gateway-only services. We also have the opportunity to implement price increases for gateway-only merchants who have chosen to not adopt our end-to-end payment solutions.
Mix of our merchant base. We continue to experience a shift to higher average revenue and volume per merchant. The revenue and margin of each merchant within our portfolio is affected by several factors, including the amount of payment volume processed, the industry vertical in which the merchant operates, and the number of solutions implemented by the merchant.
Ability to attract and retain internal sales team and software partners. Our ability to attract and retain our internal sales team and software partners impacts our future growth and our ability to service our existing base of merchants. To facilitate internal talent attraction and retention, we strive to make Shift4 a diverse, inclusive and safe workplace, with opportunities for our employees to grow and develop in their careers, supported by competitive compensation, benefits and health and wellness programs. It is also critical we maintain our product leadership through continued investment in innovative technology solutions as a means to ensure we retain our current software partners while attracting new software partners.
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
Pursuit of strategic acquisitions. We may continue to pursue strategic acquisitions as part of our growth strategy that includes adding complementary technology capabilities to service our base of customers and adding critical sales and support capabilities within a specific industry vertical or geography. While these acquisitions are intended to add long-term value, in the short term they may have an adverse impact on operating margins.
Impact of international operations. As our international operations continue to expand, we will become subject to foreign exchange risk due to fluctuations in exchange rates between the U.S. dollar and the foreign currencies of countries in which we operate. Additionally, international operations expose us to additional risks and subject us to international laws and regulations. While our foreign exchange and international operating risks have historically been negligible, we will be increasingly subject to these risks as we ramp up our international expansion efforts.
Economic conditions and resulting consumer spending trends. Changes in macro-level consumer spending trends, as a result of inflation or reduced consumer confidence and discretionary spending, could affect the amount of volume processed on our platform, thus resulting in fluctuations in our revenue. There is additional political uncertainty in the U.S. as a result of the need for the federal government to increase its debt limit. A significant escalation or expansion of economic disruption could continue to impact consumer spending, broaden inflationary costs, and could have a material adverse effect on our results of operations. Our revenue is also impacted by seasonal consumer spending patterns, which historically have resulted in higher volumes and revenue being reported in our second and third fiscal quarters.
Key Financial Definitions
The following briefly describes the components of revenue and expenses as presented in the accompanying Consolidated Statements of Operations.
Gross revenue consists of payments-based revenue and subscription and other revenues:
Payments-based revenue includes fees for payment processing services and gateway services. Payment processing fees are primarily driven as a percentage of end-to-end payment volume. They may also have a fixed fee, a minimum monthly usage fee and a fee based on transactions. Gateway services, data encryption and tokenization fees are primarily driven by per transaction fees as well as monthly usage fees. Included in payments-based revenue are fees earned from our international payments platform, strategic enterprise merchant relationships, and alternative payments methods, including cryptocurrency and stock donations.

Subscription and other revenues include software as a service (“SaaS”) fees for POS systems and terminals provided to merchants. POS and terminal SaaS fees are assessed based on the type and quantity of equipment deployed to the merchant. SaaS fees also include statement fees, fees for our proprietary business intelligence software and other annual fees. Subscription and other revenues also includes revenue derived from hardware sales, software license sales, third-party residuals and fees charged for technology support.
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
Other costs of sales includes amortization of internally developed capitalized software development costs, purchased capitalized software, acquired technology and capitalized customer acquisition costs. It also includes shipping and handling costs related to the delivery of devices. Capitalized software development costs are amortized using the straight-line method on a product-by-product basis over the estimated useful life of the software. Capitalized software, acquired technology and capitalized customer acquisition costs are also amortized on a straight-line basis.
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
Professional expenses consists of costs incurred for accounting, tax, legal, and consulting services. These include professional services related to acquisitions.
Advertising and marketing expenses relate to costs incurred to participate in industry tradeshows and dealer conferences, advertising initiatives to build brand awareness, and expenses to fulfill loyalty program rewards earned by software partners.
Interest income primarily consists of interest income earned on our cash and cash equivalents.
Other (expense) income, net primarily consists of other non-operating items. This includes transactional gains and losses related to foreign currency.
Unrealized gain on investments in securities represents adjustments to the fair value of our investments in securities.
Change in TRA liability represents adjustments to the Tax Receivable Agreement (“TRA”) liability.
Interest expense consists of interest costs incurred on our borrowings and amortization of capitalized financing costs.
Income tax benefit (expense) represents federal, state, local and foreign income taxes.
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

Comparison of Results for the Year Ended December 31, 2023 and 2022
The following table sets forth the consolidated statements of operations for the periods presented.

	Year Ended December 31,		$ change
(in millions)	2023	2022
Payments-based revenue	$2,386.0	$1,857.1	$528.9
Subscription and other revenues	178.8	136.5	42.3
Gross revenue	2,564.8	1,993.6	571.2
Network fees	(1,624.4)	(1,266.1)	(358.3)
Other costs of sales (exclusive of certain depreciation and amortization expense shown separately below)	(252.6)	(257.3)	4.7
General and administrative expenses	(329.3)	(267.4)	(61.9)
Revaluation of contingent liabilities	(23.1)	36.6	(59.7)
Depreciation and amortization expense (a)	(153.8)	(96.5)	(57.3)
Impairment of intangible assets	(18.6)	—	(18.6)
Professional expenses	(33.1)	(33.3)	0.2
Advertising and marketing expenses	(15.1)	(14.9)	(0.2)
Income from operations	114.8	94.7	20.1
Interest income	31.9	10.8	21.1
Other (expense) income, net	(3.9)	0.5	(4.4)
Unrealized gain on investments in securities	12.2	15.1	(2.9)
Change in TRA liability	(3.4)	(1.7)	(1.7)
Interest expense	(32.1)	(32.5)	0.4
Income before income taxes	119.5	86.9	32.6
Income tax benefit (expense)	3.4	(0.2)	3.6
Net income	122.9	86.7	36.2
Less: Net income attributable to noncontrolling interests	36.7	11.6	25.1
Net income attributable to Shift4 Payments, Inc.	$86.2	$75.1	$11.1
(a)Depreciation and amortization expense includes depreciation of equipment under lease of $35.3 million and $28.4 million for the years ended December 31, 2023 and 2022, respectively.
Results of Operations
Year ended December 31, 2023 compared to year ended December 31, 2022

Revenues (in millions)

Gross revenue increased by $571.2 million, or 29%. Gross revenue is comprised of payments-based revenue and subscription and other revenues.

Payments-based revenue increased by $528.9 million, or 28%, primarily due to:
•The increase in end-to-end payment volume of $37.4 billion or 52%, for the year ended December 31, 2023, compared to the year ended December 31, 2022.
•Growth in end-to-end payment volume outpaced payments-based revenue growth, primarily due to our continued onboarding of larger merchants that have lower unit pricing than our existing customer base.

Subscription and other revenues increased by $42.3 million, or 31%. The increase in subscription and other revenues was primarily driven by higher SaaS fee revenue.

Cost of Sales

	Year Ended December 31,
(in millions)	2023	2022	$ Change
Network fees	$(1,624.4)	$(1,266.1)	$(358.3)
The 28% increase in network fees was primarily due to the increase in payments-based revenue, which also increased 28%.

	Year Ended December 31,
(in millions)	2023	2022	$ Change
Other costs of sales (exclusive of certain depreciation and amortization expense)	$(252.6)	$(257.3)	$4.7
The decrease in other cost of sales is primarily due to:
•Residual commissions decreased primarily due to residual commission buyouts completed in 2022.
•This was partially offset by higher costs of sales attributable to our recent acquisitions and higher capitalized software development cost amortization.
Gross revenue less network fees increased by $212.9 million, or 29%, primarily due to the increase in end-to-end payment volume. See Key Performance Indicators and Non-GAAP Measures for a discussion and reconciliation of gross revenue less network fees.

Operating Expenses

	Year Ended December 31,
(in millions)	2023	2022	$ Change
General and administrative expenses	$(329.3)	$(267.4)	$(61.9)
The increase in general and administrative expenses is primarily due to expenses associated with our growth, which includes the impact of our recent acquisitions.

	Year Ended December 31,
(in millions)	2023	2022	$ Change
Revaluation of contingent liabilities	$(23.1)	$36.6	$(59.7)
The expense for revaluation of contingent liabilities during the year ended December 31, 2023 was primarily driven by the remeasurement of the contingent liability related to the acquisition of Online Payments Group, versus the gain on the remeasurement of the contingent liability related to The Giving Block during the year ended December 31, 2022.

	Year Ended December 31,
(in millions)	2023	2022	$ Change
Depreciation and amortization expense	$(153.8)	$(96.5)	$(57.3)
The increase in depreciation and amortization expense is primarily due to:
•Higher residual commission buyout amortization due to the residual commission buyouts completed in 2022,
•Increased equipment under lease associated with the growth of our SkyTab offering, and;
•The amortization of new intangible assets as a result of our recent acquisitions.

	Year Ended December 31,
(in millions)	2023	2022	$ Change
Impairment of intangible assets	$(18.6)	$—	$(18.6)
The non-cash impairment of intangible assets was $18.6 million for the year ended December 31, 2023. During the fourth quarter of 2023, in conjunction with the acquisition of Finaro, we ceased development on several in-process software development projects. It was determined that the intellectual property obtained in the Finaro transaction was better suited for the objectives of these projects.

	Year Ended December 31,
(in millions)	2023	2022	$ Change
Professional expenses	$(33.1)	$(33.3)	$0.2
Professional expenses were comparable with the prior year. Professional expenses include expenses associated with acquisitions. There were $12.9 million of transaction expenses associated with the acquisition of Finaro during the year ended December 31, 2023.

	Year Ended December 31,
(in millions)	2023	2022	$ Change
Advertising and marketing expenses	$(15.1)	$(14.9)	$(0.2)
Advertising and marketing expenses generally remained consistent for the year ended December 31, 2023, compared to the year ended December 31, 2022.

	Year Ended December 31,
(in millions)	2023	2022	$ Change
Interest income	$31.9	$10.8	$21.1
The increase in interest income is primarily due to a higher weighted average interest rate earned on our cash and cash equivalents.

	Year Ended December 31,
(in millions)	2023	2022	$ Change
Unrealized gain on investments in securities	$12.2	$15.1	$(2.9)
The unrealized gain on investments in securities for both the years ended December 31, 2023 and 2022 was primarily due to fair value adjustments to our non-marketable equity investment in Space Exploration Technologies Corp., commonly known as SpaceX.

	Year Ended December 31,
(in millions)	2023	2022	$ Change
Change in TRA liability	$(3.4)	$(1.7)	$(1.7)
If in the future, we conclude it is probable that we will be able to realize additional tax benefits associated with the TRA, it could result in a material increase to the TRA liability.

	Year Ended December 31,
(in millions)	2023	2022	$ Change
Interest expense	$(32.1)	$(32.5)	$0.4
Interest expense remained consistent for the year ended December 31, 2023, compared to the year ended December 31, 2022.

	Year Ended December 31,
(in millions)	2023	2022	$ Change
Income tax benefit (expense)	$3.4	$(0.2)	$3.6
The effective tax rate for the year ended December 31, 2023 was approximately (2.8)%, compared to the effective tax rate for the year ended December 31, 2022 of approximately 0.2%.
The effective tax rate for the year ended December 31, 2023 was different than the U.S. federal statutory income tax rate of 21% primarily due to the income allocated to the noncontrolling interest, the full valuation allowances on Shift4 Payments, Inc. and certain corporate subsidiaries in the U.S., a $4.8 million tax benefit related to the valuation allowance release due to a legal entity restructuring, and a $1.5 million tax benefit related to the valuation allowance release due to acquired deferred tax liabilities from Focus POS Systems. The effective tax rate for the year ended December 31, 2022 was different than the U.S. federal statutory income tax rate of 21% primarily due to the income allocated to the noncontrolling interest, the full valuation allowance on Shift4 Payments, Inc. and certain corporate subsidiaries in the U.S., the nontaxable adjustment related to the revaluation of the contingent liability of The Giving Block, and a $6.4 million income tax benefit related to the valuation allowance release due to acquired deferred tax liabilities from The Giving Block.
Key Performance Indicators and Non-GAAP Measures
The following table sets forth our key performance indicators and non-GAAP measures for the periods presented:

	Year Ended December 31,
(in millions)	2023	2022
End-to-end payment volume	$109,034.0	$71,587.7
Gross revenue less network fees	940.4	727.5
EBITDA	334.3	257.7
Adjusted EBITDA	459.9	289.7
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

Adjusted EBITDA is the primary financial performance measure used by management to evaluate its business and monitor results of operations. Adjusted EBITDA represents EBITDA further adjusted for certain non-cash and other nonrecurring items that management believes are not indicative of ongoing operations. These adjustments include acquisition, restructuring and integration costs, revaluation of contingent liabilities, unrealized gains or losses on investments in securities, changes in TRA liability, equity-based compensation expense, and other nonrecurring items. The financial impact of certain elements of these activities is often significant to our overall financial performance and can adversely affect the comparability of our operating results and investors’ ability to analyze the business from period to period.
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
The non-GAAP financial measures are not meant to be considered as indicators of performance in isolation from, or as a substitute for, financial information prepared in accordance with GAAP, and should be read only in conjunction with financial information presented on a GAAP basis. Reconciliations of gross revenue less network fees, EBITDA and Adjusted EBITDA to its most directly comparable GAAP financial measure are presented below. We encourage you to review the reconciliations in conjunction with the presentation of the non-GAAP financial measures for each of the periods presented. In future periods, we may exclude such items and may incur income and expenses similar to these excluded items.
Reconciliations of gross revenue less network fees, EBITDA and Adjusted EBITDA
The tables below provide reconciliations of gross profit to gross revenue less network fees and net income on a consolidated basis for the periods presented to EBITDA and Adjusted EBITDA.
Gross revenue less network fees:

	Year Ended December 31,
	2023	2022
(in millions)
Gross revenue	$2,564.8	$1,993.6
Less: Network fees	(1,624.4)	(1,266.1)
Less: Other costs of sales (exclusive of depreciation of equipment under lease)	(252.6)	(257.3)
	687.8	470.2
Less: Depreciation of equipment under lease	(35.3)	(28.4)
Gross profit (a)	$652.5	$441.8

Gross profit (a)	$652.5	$441.8
Add back: Other costs of sales	252.6	257.3
Add back: Depreciation of equipment under lease	35.3	28.4
Gross revenue less network fees	$940.4	$727.5
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

EBITDA and Adjusted EBITDA:

	Year Ended December 31,
(in millions)	2023	2022
Net income	$122.9	$86.7
Interest expense	32.1	32.5
Interest income	(31.9)	(10.8)
Income tax expense (benefit)	(3.4)	0.2
Depreciation and amortization	214.6	149.1
EBITDA	334.3	257.7
Acquisition, restructuring and integration costs (a)	28.3	28.2
Revaluation of contingent liabilities (b)	23.1	(36.6)
Impairment of intangible assets (c)	18.6	—
Unrealized gain on investments in securities (d)	(12.2)	(15.1)
Change in TRA liability (e)	3.4	1.7
Equity-based compensation (f)	59.1	50.4
Foreign exchange and other nonrecurring items (g)	5.3	3.4
Adjusted EBITDA	$459.9	$289.7
(a)For the year ended December 31, 2023, primarily consisted of $23.2 million of acquisition-related costs and $4.6 million of restructuring costs. For the year ended December 31, 2022, primarily consisted of $23.7 million of acquisition-related costs.
(b)Consisted of fair value adjustments to contingent liabilities arising from acquisitions.
(c)See Note 7 to the accompanying consolidated financial statements for more information on the impairment of intangible assets recognized during the year ended December 31, 2023.
(d)See Note 12 to the accompanying consolidated financial statements for more information on the investments in non-marketable securities.
(e)See Note 13 to the accompanying consolidated financial statements for more information on the TRA.
(f)Consisted of equity-based compensation expense for RSUs, including employer taxes for vested RSUs. See Note 19 to the accompanying consolidated financial statements for more information on equity-based compensation.
(g)For the year ended December 31, 2023, primarily consisted of $4.0 million of unrealized foreign exchange losses and $1.9 million of legal and professional expenses for non-routine matters. For the year ended December 31, 2022, primarily consisted of $1.1 million of costs associated with an internal processing system disruption that required technical remediation, in addition to numerous other items.
Liquidity and Capital Resources
Overview
We have historically sourced our liquidity requirements with cash flow from operations and, when needed, with debt or equity financing. The principal uses for liquidity have been acquisitions, capital expenditures, share repurchases and debt service. As of December 31, 2023, our cash and cash equivalents balance was $455.0 million, of which approximately $133.4 million was held outside of the U.S. by our foreign legal entities. We also have $84.4 million of funds deposited in a sponsor bank merchant settlement account that is legally restricted and not available for use in operations. This amount is presented as Restricted cash in the consolidated balance sheet. In addition, settlement assets includes $182.4 million of cash that will be used to settle merchant liabilities.
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

The following table sets forth summary cash flow information for the periods presented:

	Year Ended December 31,
(in millions)	2023	2022
Net cash provided by operating activities	$388.3	$275.4
Net cash used in investing activities	(301.9)	(516.8)
Net cash used in financing activities	(152.2)	(214.6)
Effect of exchange rate changes on cash and cash equivalents	11.1	1.0
Change in cash and cash equivalents	$(54.7)	$(455.0)
Operating activities
Net cash provided by operating activities consists of net income (loss) adjusted for certain non-cash items and changes in other assets and liabilities.
For the year ended December 31, 2023, net cash provided by operating activities of $388.3 million was primarily a result of net income of $122.9 million adjusted for non-cash expenses, including depreciation and amortization of $214.6 million, equity-based compensation of $57.4 million, revaluation of contingent liabilities of $23.1 million, and unrealized gain on investments in securities of $(12.2) million. This was partially offset by an impact from working capital items of $(52.9) million.
For the year ended December 31, 2022, net cash provided by operating activities of $275.4 million was primarily a result of net income of $86.7 million adjusted for non-cash expenses, including depreciation and amortization of $149.1 million, equity-based compensation of $49.6 million, and revaluation of contingent liabilities of $(36.6) million. In addition, there was an impact from working capital items of $23.1 million.
Investing activities
Net cash used in investing activities includes cash paid for acquisitions, residual commission buyouts, purchases of property, plant and equipment, purchases of equipment to be leased, purchases of intangible assets, investments in securities, and capitalized software development costs.
Net cash used in investing activities was $301.9 million for the year ended December 31, 2023, a decrease of $214.9 million compared to net cash used in investing activities of $516.8 million for the year ended December 31, 2022. This decrease was primarily the result of a $266.0 million decrease in residual commission buyouts, partially offset by a $34.4 million increase in net cash paid for acquisitions and a $24.0 million increase in purchases of equipment to be leased.
Financing activities
Net cash used in financing activities was $152.2 million for the year ended December 31, 2023, a decrease of $62.4 million, compared to net cash used in financing activities of $214.6 million for the year ended December 31, 2022. This decrease was primarily the result of lower payments for the repurchase of common stock of $80.5 million, partially offset by a $14.1 million increase in payments on contingent liabilities.
Convertible Notes, Senior Notes and Revolving Credit Facility
As of December 31, 2023 and December 31, 2022, we had $1,772.5 million total principal amount of debt outstanding, including $690.0 million of 2025 Convertible Notes, $632.5 million of 2027 Convertible Notes, and $450.0 million of 2026 Senior Notes.

Convertible Notes – 2027 Notes
In July 2021, Shift4 Payments, Inc. issued an aggregate principal amount of $632.5 million of 2027 Convertible Notes to qualified institutional buyers in an offering exempt from registration under the Securities Act. We received net proceeds, after deducting initial purchasers’ discounts and estimated offering expenses, of approximately $617.7 million from the offering of the 2027 Convertible Notes. The net proceeds of the 2027 Convertible Notes Offering, together with cash on hand, was used for general corporate purposes. The 2027 Convertible Notes will mature on August 1, 2027, unless earlier repurchased, redeemed or converted, and accrue interest at a rate of 0.50% per year. Interest on the 2027 Convertible Notes is payable semi-annually in arrears on each February 1 and August 1, commencing on February 1, 2022. We will settle conversions by paying in cash up to the principal amount of the 2027 Convertible Notes with any excess to be paid or delivered, as the case may be, in cash or shares of Class A common stock or a combination of both at our election, based on the conversion rate. The initial conversion rate is 8.1524 shares of Class A common stock per $1,000 principal amount of 2027 Convertible Notes (equivalent to an initial conversion price of approximately $122.66 per share of Class A common stock), subject to adjustment upon the occurrence of specified events. None of the specified events for the conversion of the 2027 Convertible Notes occurred as of December 31, 2023.
Convertible Notes – 2025 Notes
In December 2020, Shift4 Payments, Inc. issued an aggregate principal amount of $690.0 million of 2025 Convertible Notes, to qualified institutional buyers in an offering exempt from registration under the Securities Act. We received net proceeds, after deducting initial purchasers’ discounts and estimated offering expenses, of approximately $673.6 million from the 2025 Convertible Notes Offering. The net proceeds of the 2025 Convertible Notes Offering, together with cash on hand, was used for general corporate purposes. The 2025 Convertible Notes do not bear regular interest, and the principal amount of the 2025 Convertible Notes does not accrete and will mature on December 15, 2025 unless earlier repurchased, redeemed or converted. The initial conversion rate is 12.4262 shares of Class A common stock per $1,000 principal amount of 2025 Convertible Notes (equivalent to an initial conversion price of approximately $80.48 per share of Class A common stock), subject to adjustment upon the occurrence of specified events. None of the specified events for the conversion of the 2025 Convertible Notes occurred as of December 31, 2023.
Senior Notes – 2026 Notes
In October 2020, Shift4 Payments, LLC and Shift4 Payments Finance Sub, Inc., or the Issuers, issued an aggregate $450.0 million principal amount of the 2026 Senior Notes. We received net proceeds, after deducting initial purchasers’ discounts and estimated offering expenses, of approximately $442.8 million from the offering of the 2026 Senior Notes. The net proceeds of the 2026 Senior Notes offering, together with cash on hand, were used to repay all indebtedness outstanding under the First Lien Term Loan Facility. The 2026 Senior Notes mature on November 1, 2026, and accrue interest at a rate of 4.625% per year. Interest on the 2026 Senior Notes is payable semi-annually in arrears on each May 1, and November 1, commencing on May 1, 2021. At any time on or after November 1, 2022, the Issuers may redeem all or a portion of the 2026 Senior Notes at the redemption prices set forth in the indenture governing the 2026 Senior Notes, plus accrued and unpaid interest, if any, to but excluding, the date of redemption. In March 2022, we entered into a supplemental indenture to allow for the repurchase of capital stock as part of the Market Capitalization exception under the original indenture.
Amended and Restated Revolving Credit Facility
In January 2021, Shift4 Payments, LLC amended and restated its First Lien Credit Agreement (the “Amended Credit Agreement”) and increased the borrowing capacity under its revolving credit facility (“Revolving Credit Facility”) from $90.0 million to $100.0 million. The Revolving Credit Facility matures on January 29, 2026 or, if greater than $150.0 million aggregate principal amount of our 2025 Convertible Notes remains outstanding on September 15, 2025, on that date. The Amended Credit Agreement requires periodic interest payments until maturity.
In June 2023, Shift4 Payments, LLC amended its Amended Credit Agreement (the “Second Amended Credit Agreement”) to transition the reference rate of its Revolving Credit Facility from LIBOR to SOFR, effective July 1, 2023. All other terms of the Second Amended Credit Agreement remain unchanged.
Loans incurred under the Revolving Credit Facility bear interest at our option at either the SOFR rate plus a margin ranging from 3.00% to 3.50% per year or the alternate base rate (the highest of the Federal Funds rate plus 0.50%, or the prime rate announced from time to time in The Wall Street Journal) plus a margin ranging from 2.00% to 2.50% per year (“Applicable Rate”). The Applicable Rate varies depending on our total leverage ratio (as defined in the Second Amended Credit Agreement). The alternate base rate is subject to a zero percent floor. In addition, we are required to pay a commitment fee under the Revolving Credit Facility in respect of the unutilized commitments thereunder at a rate ranging from 0.25% per year to 0.50% per year, in each case based on the total leverage ratio. We are also subject to customary letter of credit and agency fees. The Revolving Credit Facility has a borrowing capacity of $100.0 million. As of December 31, 2023, we had no outstanding borrowings under the Revolving Credit Facility.

Stock repurchases
On May 3, 2023, the Board authorized the May 2023 Program, pursuant to which we were authorized to repurchase up to $250.0 million of shares of our Class A common stock through December 31, 2023. In the year ended December 31, 2023, we repurchased 1,663,311 shares of Class A common stock for $105.4 million, including commissions paid, at an average price paid of $63.33 per share. The May 2023 Program expired on December 31, 2023.
In December 2023, the Board authorized a new stock repurchase program (the “December 2023 Program”), pursuant to which we are authorized to repurchase up to $250.0 million shares of our Class A common stock between January 1, 2024 and December 31, 2024.
Cash Requirements
Our material cash requirements include the following contractual obligations.
Debt
As of December 31, 2023, we had $1,772.5 million of fixed rate debt principal outstanding with maturities beginning in 2025. Future interest payments associated with the outstanding debt total $75.1 million, with $24.0 million payable within twelve months.
Contingent Liabilities
As of December 31, 2023, the fair value of contingent liabilities to potentially be paid out in cash was $19.4 million, with $17.6 million payable within twelve months. As of December 31, 2023, the maximum amount of contingent liabilities to potentially be paid out in cash was $23.5 million, with $21.7 million payable within twelve months.
Leases
As of December 31, 2023, we are obligated under non-cancellable operating leases for our premises, which expire through November 2030. Future rent payments associated with outstanding operating leases total $29.3 million, with $7.5 million payable within twelve months.
Bank Deposits
Credorax Bank Limited (part of Finaro), a licensed credit institution in Malta, issues deposits to corporate counterparties and to individual retail customers. As of December 31, 2023, there were $72.3 million of deposit liabilities. Upon maturity of these instruments, or certain other events, we would be obligated to make payment to the depositors.
We believe that our cash and cash equivalents and future cash flow from operations will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next twelve months and into the foreseeable future based on our current operating plan.
Critical Accounting Estimates
Our discussion and analysis of our historical financial condition and results of operations for the periods described is based on our audited consolidated financial statements which have been prepared in accordance with U.S. GAAP. The preparation of these historical financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments in certain circumstances that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. We evaluate our assumptions and estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We have provided a summary of our significant accounting policies in Note 1 to the accompanying consolidated financial statements. The following critical accounting discussion pertains to accounting policies management believes are most critical to the portrayal of our historical financial condition and results of operations and that require significant, difficult, subjective or complex judgments. Other companies in similar businesses may use different estimation policies and methodologies, which may impact the comparability of our financial condition, results of operations and cash flows to those of other companies.

Revenue recognition
Application of the accounting principles in U.S. GAAP related to the measurement and recognition of revenue requires us to make judgments and estimates. Complex agreements with nonstandard terms and conditions may require interpretation to determine the appropriate accounting. Specifically, the determination of whether we are a principal to a transaction or an agent can also require considerable judgment. We have concluded that in nearly all cases we are the principal in our payment processing agreements as we control the service on our payments platform, which is transformative in nature and allows for front-end and back-end risk mitigation, merchant portability, third party software integrations, and enhanced reporting functionality. We also contract directly with our merchants and have complete pricing latitude on the processing fees charged to our merchants. As such, we bear the credit risk for network fees and transactions. For our SaaS agreements, we allocate revenue to each performance obligation based on its relative standalone selling price, which is based on the estimated fair value of each product and service. Changes in judgments with respect to these assumptions and estimates could impact the amount of revenue recognized.
Business combinations and the valuation of acquired assets and liabilities
Upon acquisition of a company, we determine if the transaction is a business combination, which is accounted for using the acquisition method of accounting. Under the acquisition method, once control is obtained of a business, the assets acquired, and liabilities assumed, including amounts attributed to noncontrolling interests, are recorded at fair value. The determination of the fair value of these assets and liabilities is based on estimates which are subject to significant management judgment. The fair values of intangible assets are typically estimated using the relief-from-royalty method or the multi-period excess earnings method. Our estimates of fair value are based upon assumptions, including but not limited to projected revenues, earnings before interest expense and income tax margins, customer attrition rates, and discount rates. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain and unpredictable. Measurement period adjustments are reflected at the time identified, up through the conclusion of the measurement period, which is the time at which all information for determination of the values of assets acquired and liabilities assumed is received, and is not to exceed one year from the acquisition date. We may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill.
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
A portion of the purchase consideration for certain of our acquisitions is often contingent on the performance of the acquired business. The contingent liability arising from the expected earnout payment included in purchase consideration is typically measured on the acquisition date using a fair value model such as a Monte Carlo simulation in a risk-neutral framework, calibrated to Management’s forecasts which are subject to significant judgment.
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
Useful lives of equipment for lease, property, plant and equipment, residual commission buyouts, capitalized customer acquisition costs, and intangible assets
Tangible equipment for lease and property, plant and equipment are depreciated over their estimated useful life on a straight-line basis. Capitalized customer acquisition costs and intangible assets with finite lives are also amortized over their estimated useful life on a straight-line basis. We monitor conditions related to these assets to determine whether events and circumstances warrant a revision to the remaining depreciation or amortization period. The original estimate of an asset’s useful life and the impact of an event or circumstance on either an asset’s useful life or carrying value involve significant judgment regarding estimates of the future cash flows associated with each asset.

Income taxes
We entered into a TRA with Shift4 Payments, LLC and each of the Continuing Equity Owners and each of the Blocker Shareholders that will provide for the payment by Shift4 Payments, Inc. to the Continuing Equity Owners of 85% of the amount of certain tax benefits, if any, that Shift4 Payments Inc. actually realizes or in some circumstances is deemed to realize in its tax reporting, as a result of (1) the increases in our share of the tax basis of assets of Shift4 Payments, LLC resulting from any redemptions of LLC Interests from the Continuing Equity Owners, (2) our utilization of certain tax attributes of the Blocker Companies and certain Continuing Equity Owners and (3) certain other tax benefits related to us making payments under the TRA.
In addition to tax expenses, we will also make payments under the TRA, which may be material in the future. We will account for the income tax effects and corresponding TRA’s effects resulting from future taxable purchases or redemptions of LLC Interests of the Continuing LLC Owners by us or Shift4 Payments, LLC or the Blocker Shareholders by recognizing an increase in our deferred tax assets, based on enacted tax rates at the date of the purchase or redemption. Further, we will evaluate the likelihood that we will realize the benefit represented by the deferred tax asset and, to the extent that we estimate that it is more likely than not that we will not realize the benefit, we will reduce the carrying amount of the deferred tax asset with a valuation allowance. The amounts to be recorded for both the deferred tax assets and the liability for our obligations under the TRA will be estimated at the time of any purchase or redemption as a reduction to shareholders’ equity, and the effects of changes in any of our estimates after this date will be included in net income (loss). Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income (loss). Judgement is required in assessing the future tax consequences of events that have been recognized in Shift4 Payments, Inc.’s financial statements. A change in our assessment of such consequences, such as realization of deferred tax assets, changes in tax laws or interpretations thereof could materially impact our results. As of December 31, 2023, we recognized a $5.1 million TRA liability after concluding it was probable that, based on estimates of future taxable income, we will realize tax benefits associated with the TRA. As of December 31, 2023, we have not recognized the remaining $273.4 million liability under the TRA after concluding it was not probable that we will be able to realize the remaining tax benefits based on estimates of future taxable income.
We recorded a valuation allowance against a majority of the deferred tax assets as of December 31, 2023 and December 31, 2022. We intend to continue maintaining a valuation allowance on the deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given the current earnings and anticipated future earnings, we believe there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and an increase to income tax benefit for the period the release is recorded. The exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that is able to be achieved.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to financial instruments are subject to risks relating to interest rates.
As of December 31, 2023, we had $1,772.5 million of fixed rate principal debt outstanding pursuant to the Notes with a fair value of $1,797.9 million. Since these notes bear interest at fixed rates, they do not result in any financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates when interest rates change.
We also have a Revolving Credit Facility available to us with available borrowing capacity of $100.0 million. We are obligated to pay interest on loans under the Revolving Credit Facility as well as other customary fees, including an upfront fee and an unused commitment fee based on our debt rating. Borrowings under the Revolving Credit Facility, if any, bear interest at floating rates. As a result, we are exposed to the risk related to fluctuations in interest rates to the extent of our borrowings. As of December 31, 2023 and 2022, we had no amounts outstanding under the Revolving Credit Facility. See “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report and Note 11 to the accompanying consolidated financial statements for more information.

Item 8: Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Shift4 Payments, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Shift4 Payments, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income (loss), of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 11 to the consolidated financial statements, the Company changed the manner in which it accounts for convertible instruments and contracts in an entity’s own equity in 2021.
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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Focus POS Systems (“Focus”), SpotOn Technologies, Inc.’s sports and entertainment division, formerly known as Appetize (“Appetize”), and Credorax, Inc. d/b/a Finaro (“Finaro”) from its assessment of internal control over financial reporting as of December 31, 2023, because they were acquired by the Company in purchase business combinations during 2023. We have also excluded Focus, Appetize and Finaro from our audit of internal control over financial reporting. These entities, each of which is wholly-owned, comprised, in the aggregate, total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting of approximately 15% and 5% of consolidated total assets and consolidated total revenues, respectively, as of and for the year ended December 31, 2023. Finaro represents 14% and 3% of the related consolidated financial statement amounts, respectively.

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
Acquisition of Finaro - Valuation of Acquired Technology
As described in Note 2 to the consolidated financial statements, on October 26, 2023, the Company completed the acquisition of Finaro for $330.8 million of total purchase consideration, net of cash acquired. Of the acquired intangible assets, $130.0 million of acquired technology was recorded. The fair value of this intangible asset was estimated by management using the multi-period excess earnings method. Management’s estimate of fair value was based upon assumptions related to projected revenues, earnings before interest income, interest expense, income taxes, and depreciation and amortization (EBITDA) margins, research and development addback, obsolescence rate, and discount rate.
The principal considerations for our determination that performing procedures relating to the valuation of acquired technology in the acquisition of Finaro is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the acquired technology; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projected revenues, EBITDA margins, research and development addback, obsolescence rate, and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the acquired technology. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the acquired technology; (iii) evaluating the appropriateness of the multi-period excess earnings method; (iv) testing the completeness and accuracy of the underlying data used in the multi-period excess earnings method; and (v) evaluating the reasonableness of the significant assumptions used by management related to projected revenues, EBITDA margins, research and development addback, obsolescence rate, and discount rate. Evaluating management’s assumptions related to projected revenues, EBITDA margins and the research and development addback involved considering (i) the current and past performance of the Finaro business; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multi-period excess earnings method and (ii) the reasonableness of the obsolescence rate and discount rate assumptions.
/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 29, 2024
We have served as the Company’s auditor since 2016.

SHIFT4 PAYMENTS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$455.0	$702.5
Restricted cash	84.4	74.0
Settlement assets	321.2	—
Accounts receivable, net	256.8	195.0
Inventory	3.4	4.8
Prepaid expenses and other current assets	32.5	15.4
Total current assets	1,153.3	991.7
Noncurrent assets
Equipment for lease, net	123.1	80.7
Property, plant and equipment, net	28.6	22.3
Right-of-use assets	22.8	19.5
Investments in securities	62.2	47.1
Collateral held by the card networks	37.7	—
Goodwill	1,111.3	735.0
Residual commission buyouts, net	229.6	303.9
Capitalized customer acquisition costs, net	51.7	36.1
Other intangible assets, net	548.8	306.8
Other noncurrent assets	18.7	10.9
Total assets	$3,387.8	$2,554.0
Liabilities and Stockholders' Equity
Current liabilities
Settlement liabilities	$315.2	$—
Accounts payable	204.6	166.7
Accrued expenses and other current liabilities	83.9	80.0
Deferred revenue	20.6	16.3
Bank deposits	72.3	—
Current lease liabilities	7.8	5.3
Total current liabilities	704.4	268.3
Noncurrent liabilities
Long-term debt	1,750.2	1,741.9
Deferred tax liability	28.7	18.6
Noncurrent lease liabilities	18.8	18.1
Other noncurrent liabilities	17.3	26.5
Total liabilities	2,519.4	2,073.4
Commitments and contingencies (Note 16)
Stockholders' equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized at December 31, 2023 and 2022, none issued and outstanding	—	—
Class A common stock, $0.0001 par value per share, 300,000,000 shares authorized, 60,664,171 and 54,153,218 shares issued and outstanding at December 31, 2023 and 2022, respectively	—	—
Class B common stock, $0.0001 par value per share, 100,000,000 shares authorized, 23,831,883 and 25,829,016 shares issued and outstanding at December 31, 2023 and 2022, respectively	—	—
Class C common stock, $0.0001 par value per share, 100,000,000 shares authorized, 1,694,915 and 2,889,811 shares issued and outstanding at December 31, 2023 and 2022, respectively	—	—
Additional paid-in capital	985.9	702.6
Accumulated other comprehensive income	14.1	8.3
Retained deficit	(346.7)	(363.6)
Total stockholders' equity attributable to Shift4 Payments, Inc.	653.3	347.3
Noncontrolling interests	215.1	133.3
Total stockholders' equity	868.4	480.6
Total liabilities and stockholders' equity	$3,387.8	$2,554.0
See accompanying notes to consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Gross revenue	$2,564.8	$1,993.6	$1,367.5
Cost of sales (exclusive of certain depreciation and amortization expense shown separately below)	(1,877.0)	(1,523.4)	(1,089.1)
General and administrative expenses	(329.3)	(267.4)	(219.5)
Revaluation of contingent liabilities	(23.1)	36.6	(0.2)
Depreciation and amortization expense (a)	(153.8)	(96.5)	(62.2)
Impairment of intangible assets	(18.6)	—	—
Professional expenses	(33.1)	(33.3)	(16.8)
Advertising and marketing expenses	(15.1)	(14.9)	(28.9)
Income (loss) from operations	114.8	94.7	(49.2)
Interest income	31.9	10.8	—
Other (expense) income, net	(3.9)	0.5	0.1
Unrealized gain on investments in securities	12.2	15.1	—
Change in TRA liability	(3.4)	(1.7)	—
Interest expense	(32.1)	(32.5)	(28.0)
Income (loss) before income taxes	119.5	86.9	(77.1)
Income tax benefit (expense)	3.4	(0.2)	3.1
Net income (loss)	122.9	86.7	(74.0)
Less: Net income (loss) attributable to noncontrolling interests	36.7	11.6	(25.8)
Net income (loss) attributable to Shift4 Payments, Inc.	$86.2	$75.1	$(48.2)

Basic net income (loss) per share
Class A net income (loss) per share - basic	$1.45	$1.34	$(0.89)
Class A weighted average common stock outstanding - basic	57,738,871	52,303,968	47,594,839
Class C net income (loss) per share - basic	$1.45	$1.34	$(0.89)
Class C weighted average common stock outstanding - basic	1,942,054	3,864,579	7,329,534

Diluted net income (loss) per share
Class A net income (loss) per share - diluted	$1.43	$1.05	$(0.89)
Class A weighted average common stock outstanding - diluted	59,048,350	78,903,737	47,594,839
Class C net income (loss) per share - diluted	$1.43	$1.05	$(0.89)
Class C weighted average common stock outstanding - diluted	1,942,054	3,864,579	7,329,534
See accompanying notes to consolidated financial statements.
(a)Depreciation and amortization expense includes depreciation of equipment under lease of $35.3 million, $28.4 million, and $21.8 million for the years ended December 31, 2023, 2022, and 2021, respectively.

SHIFT4 PAYMENTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$122.9	$86.7	$(74.0)
Other comprehensive income
Unrealized gain on foreign currency translation adjustment	7.9	12.1	—
Comprehensive income (loss)	130.8	98.8	(74.0)
Less: Comprehensive income (loss) attributable to noncontrolling interests	38.8	15.4	(25.8)
Comprehensive income (loss) attributable to Shift4 Payments, Inc.	$92.0	$83.4	$(48.2)
See accompanying notes to consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions, except share amounts)

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional paid-in capital	Treasury Stock		Retained Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balances at December 31, 2020	39,737,950	$—	30,625,857	$—	10,188,852	$—	$738.3	—	$—	$(278.7)	$—	$210.4	$670.0
Net loss	—	—	—	—	—	—	—	—	—	(48.2)	—	(25.8)	(74.0)
Cumulative effect of ASC 2020-06 adoption	—	—	—	—	—	—	(111.5)	—	—	1.6	—	—	(109.9)
Issuance of Class A common stock	341,924	—	—	—	—	—	13.5	—	—	—	—	12.8	26.3
Transfer from Founder of right associated with Inspiration4 seat	—	—	—	—	—	—	1.3	—	—	—	—	0.8	2.1
Exchange of shares held by Continuing Equity Owners	9,506,874	—	(4,353,203)	—	(5,153,671)	—	23.2	—	—	—	—	(23.2)	—
Repurchases of Class A common stock	—	—	—	—	—	—	4.2	(378,475)	(21.1)	—	—	(4.2)	(21.1)
Equity-based compensation	—	—	—	—	—	—	40.8	—	—	—	—	—	40.8
Vesting of restricted stock units, net of tax withholding	2,206,379	—	—	—	—	—	(90.6)	—	—	—	—	(43.9)	(134.5)
Balances at December 31, 2021	51,793,127	—	26,272,654	—	5,035,181	—	619.2	(378,475)	(21.1)	(325.3)	—	126.9	399.7
Net income	—	—	—	—	—	—	—	—	—	75.1	—	11.6	86.7
Issuance of Class A common stock	3,326,476	—	—	—	—	—	89.1	—	—	—	—	43.4	132.5
Repurchases of Class A common stock	—	—	—	—	—	—	51.3	(3,887,191)	(184.4)	—	—	(51.3)	(184.4)
Retirement of treasury stock	(4,265,666)	—	—	—	—	—	(92.1)	4,265,666	205.5	(113.4)	—	—	—
Exchange of shares held by Continuing Equity Owners	2,589,008	—	(443,638)	—	(2,145,370)	—	1.6	—	—	—	—	(1.6)	—
Equity-based compensation	—	—	—	—	—	—	48.3	—	—	—	—	—	48.3
Vesting of restricted stock units, net of tax withholding	710,273	—	—	—	—	—	(14.8)	—	—	—	—	0.5	(14.3)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	8.3	3.8	12.1
Balances at December 31, 2022	54,153,218	—	25,829,016	—	2,889,811	—	702.6	—	—	(363.6)	8.3	133.3	480.6
Net income	—	—	—	—	—	—	—	—	—	86.2	—	36.7	122.9
Issuance of Class A common stock	4,292,620	—	—	—	—	—	253.5	—	—	—	—	80.9	334.4
Repurchases of Class A common stock	—	—	—	—	—	—	24.6	(1,663,311)	(105.4)	—	—	(24.6)	(105.4)
Retirement of treasury stock	(1,663,311)	—	—	—	—	—	(36.1)	1,663,311	105.4	(69.3)	—	—	—
Exchange of shares held by Rook	3,192,029	—	(1,997,133)	—	(1,194,896)	—	6.8	—	—	—	—	(6.8)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(2.9)	(2.9)
Equity-based compensation	—	—	—	—	—	—	58.7	—	—	—	—	—	58.7
Vesting of restricted stock units, net of tax withholding	689,615	—	—	—	—	—	(24.2)	—	—	—	—	(3.6)	(27.8)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	5.8	2.1	7.9
Balances at December 31, 2023	60,664,171	$—	23,831,883	$—	1,694,915	$—	$985.9	—	$—	$(346.7)	$14.1	$215.1	$868.4
See accompanying notes to consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2023	2022	2021
Operating activities
Net income (loss)	$122.9	$86.7	$(74.0)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	214.6	149.1	104.4
Equity-based compensation expense	57.4	49.6	40.8
Revaluation of contingent liabilities	23.1	(36.6)	0.2
Impairment of intangible assets	18.6	—	—
Unrealized gain on investments in securities	(12.2)	(15.1)	—
Change in TRA liability	3.4	1.7	—
Amortization of capitalized financing costs	8.3	8.1	5.9
Provision for bad debts	9.2	10.0	11.3
Deferred income taxes	(8.1)	(2.1)	(2.5)
Unrealized foreign exchange losses	2.5	—	—
Other noncash items	1.5	0.9	0.9
Change in operating assets and liabilities
Settlement activity, net	42.3	—	—
Accounts receivable	(52.7)	4.1	(120.7)
Prepaid expenses and other assets	(6.8)	(1.5)	(0.7)
Inventory	7.2	2.8	1.8
Capitalized customer acquisition costs	(34.2)	(25.2)	(26.2)
Accounts payable	14.7	37.3	56.5
Accrued expenses and other liabilities	2.0	8.1	5.1
Payments on contingent liabilities in excess of initial fair value	(17.8)	—	—
Right-of-use assets and lease liabilities, net	(0.1)	(0.3)	(0.5)
Deferred revenue	(7.5)	(2.2)	0.7
Net cash provided by operating activities	388.3	275.4	3.0

Investing activities
Acquisitions, net of cash acquired	(169.7)	(135.3)	(54.5)
Acquisition of equipment to be leased	(77.8)	(53.8)	(45.9)
Capitalized software development costs	(44.1)	(42.7)	(21.0)
Acquisition of property, plant and equipment	(13.7)	(8.0)	(8.2)
Residual commission buyouts	(9.5)	(275.5)	(10.4)
Purchase of intangible assets	(2.0)	—	—
Proceeds from sale of investments in securities	14.9	—	—
Investments in securities	—	(1.5)	(30.5)
Net cash used in investing activities	(301.9)	(516.8)	(170.5)

Financing activities
Repurchases of Class A common stock	(105.4)	(185.9)	(19.5)
Payments for withholding tax related to vesting of restricted stock units	(27.9)	(23.1)	(125.6)
Payments on contingent liabilities	(14.8)	(0.7)	—
Distributions to noncontrolling interests	(2.9)	—	—
Net change in bank deposits	(1.2)	—	—
Proceeds from long-term debt	—	—	632.5
Deferred financing costs	—	(4.9)	(15.3)
Repayment of debt	—	—	(0.9)
Net cash (used in) provided by financing activities	(152.2)	(214.6)	471.2
Effect of exchange rate changes on cash and cash equivalents and restricted cash	11.1	1.0	—
Change in cash and cash equivalents and restricted cash	(54.7)	(455.0)	303.7

Cash and cash equivalents and restricted cash - beginning of period	776.5	1,231.5	927.8
Cash and cash equivalents and restricted cash - end of period	$721.8	$776.5	$1,231.5

Cash paid for interest	$24.0	$24.4	$20.9
Cash paid for income taxes, net of refunds	5.3	0.7	0.4
See accompanying notes to consolidated financial statements.

SHIFT4 PAYMENTS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in millions, except share and per share amounts)
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
The assets and liabilities of Shift4 Payments, LLC represent substantially all of the consolidated assets and liabilities of Shift4 Payments, Inc. with the exception of certain cash balances, contingent consideration for earnout liabilities for The Giving Block, Inc. (“The Giving Block”), amounts payable under the Tax Receivable Agreement (“TRA”), and the aggregate principal amount of $690.0 million of 2025 Convertible Notes and $632.5 million of 2027 Convertible Notes (together, the “Convertible Notes”) that are held by Shift4 Payments, Inc. directly. As of December 31, 2023 and 2022, $3.6 million and $9.8 million of cash, respectively, was directly held by Shift4 Payments, Inc. As of December 31, 2022, the earnout liability for The Giving Block was $10.9 million. The cash portion of the earnout was paid during the year ended December 31, 2023, which reduced the balance to zero. As of December 31, 2023 and 2022, the TRA liability was $5.1 million and $1.7 million, respectively. In connection with the issuance of the Convertible Notes, Shift4 Payments, Inc. entered into Intercompany Convertible Notes with Shift4 Payments, LLC, whereby Shift4 Payments, Inc. provided the net proceeds from the issuance of the Convertible Notes to Shift4 Payments, LLC in the amount of $1,322.5 million. Shift4 Payments, Inc., which was incorporated on November 5, 2019, has not had any material operations on a standalone basis since its inception, and all of the operations of the Company are carried out by Shift4 Payments, LLC and its subsidiaries. Shift4 Payments, Inc. recognized fair value adjustments to the contingent liability for The Giving Block of $(47.1) million for the year ended December 31, 2022.
Change in Presentation of Consolidated Balance Sheets
Certain prior year balances have been adjusted to present “Restricted cash” on its own line item rather than within “Cash and cash equivalents” on the Company’s Consolidated Balance Sheets to conform to the current period presentation.
Change in Presentation of Consolidated Statement of Operations
Certain prior year balances have been adjusted to present “Loss on extinguishment of debt” within “Other (expense) income, net” on the Company’s Consolidated Statement of Operations to conform to the current period presentation.
Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Significant estimates inherent in the preparation of the accompanying consolidated financial statements include estimates of fair value of acquired assets and liabilities through business combinations, fair value of contingent liabilities related to earnout payments, deferred income tax valuation allowances, amounts associated with the Company’s tax receivable agreement with Rook and certain affiliates of Searchlight Capital Partners (together, the “Continuing Equity Owners”), allowance for doubtful accounts, income taxes, and the fair value of investments. Estimates are based on past experience and other considerations reasonable under the circumstances. Actual results may differ from these estimates.

Cash and Cash Equivalents and Restricted Cash
Highly liquid investments with maturities of three months or less at the date of purchase are considered to be cash equivalents and are stated at cost, which approximates fair value. The Company’s cash equivalents consist of highly liquid investments in money market funds.
The Company classifies certain cash that is not available for use in its operations as restricted. Prior to December 2022, the Company had funds deposited in a sponsor bank merchant settlement account (“Settlement Funds”) to facilitate gross card transaction deposits for those customers the Company bills on a monthly, versus a daily basis. This amount fluctuates based upon end-to-end payment volumes and timing of billing cycles. The funds deposited at the sponsor bank were included within “Accounts receivable, net” prior to December 2022. In December 2022 and March 2023, pursuant to amendments to its agreement, the Company received in cash its Settlement Funds of $74.0 million, which was restricted as to withdrawal by the sponsor bank. In January 2023 and April 2023, the Company, as required by the amendments, deposited $74.0 million to its sponsor bank merchant settlement account. The Company continues to maintain a deposit in its sponsor bank merchant settlement account. As of December 31, 2023 and 2022, Restricted cash was $84.4 million and $74.0 million, respectively, representing the Company’s Settlement Funds.
In the fourth quarter of fiscal 2023, the Company acquired Credorax, Inc. d/b/a Finaro (“Finaro”). Finaro’s principal activities consist of the provision of integrated acquiring and payment processing services to merchants located in Europe and the United Kingdom (the “U.K.”). Unlike the Company’s U.S. business, Finaro operates as a full acquirer, and without a sponsor bank like the Company has historically operated with in the U.S. As a result, the Company’s European and U.K. business includes settlement processing assets and liabilities. These assets primarily include settlement-related cash and funds receivable from card networks. Cash and cash equivalents held on behalf of merchants and other payees are included within “Settlement assets” on the Consolidated Balance Sheet. The changes in settlement cash and cash equivalents are included within “Settlement activity, net” within Operating activities on the Company’s Consolidated Statements of Cash Flows. The following table provides a reconciliation between cash and cash equivalents on the consolidated balance sheets and the consolidated statements of cash flows:

	As of December 31,
	2023	2022
Cash and cash equivalents on the Consolidated Balance Sheets	$455.0	$702.5
Restricted cash on the Consolidated Balance Sheets	84.4	74.0
Cash and cash equivalents included in Settlement assets	182.4	—
Total cash and cash equivalents and restricted cash on the Consolidated Statements of Cash Flows	$721.8	$776.5
The Company maintains its cash with what are widely considered to be high credit quality financial institutions. U.S. cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250 thousand per bank. The Company maintains cash and cash equivalent balances in excess of FDIC limits. The Company does not believe that it is subject to unusual credit risk beyond the normal credit risk associated with commercial banking relationships.
Settlement Assets and Liabilities
Settlement assets and liabilities are balances related to the settlement process which involves the transferring of funds between card issuers, merchants and other third parties. The Company currently operates under two different models (1) a sponsorship model and (2) a direct member model. In the U.S., the Company operates under the sponsorship model and outside the U.S. the Company primarily operates under the direct member model. The Company’s operations outside the U.S. are primarily related to the business of Finaro, which was acquired in October of 2023.
Sponsorship Model
In the U.S., the Company operates under the sponsorship model. In order for the Company to provide payment processing services, Visa, MasterCard and other payment networks require sponsorship by a member clearing bank. The Company has an agreement with banks and financial institutions (the “Sponsoring Member”), to provide sponsorship services to the Company. The sponsorship services allow the Company to route transactions under the Sponsoring Members’ membership to clear card transactions through card networks. Under this model, the standards of the payment networks restrict the Company from performing funds settlement and require that these funds be in the possession of the Sponsoring Member until the merchant is funded. Accordingly, settlement assets and obligations resulting from the submission of settlement files to the network or cash received from the network in advance of funding the network are the responsibility of the Sponsoring Member and are not recorded on the Company’s Consolidated Balance Sheet.

Direct Member Model
The Company’s European and U.K. business (previously known as Finaro) operates as a full acquirer and without a sponsor bank. Under the direct member model, the Company’s Consolidated Balance Sheets include settlement assets and liabilities that represent balances arising from the settlement process which involves the transferring of funds between card issuers, payment networks, processors, and merchants, as well as collateral held to manage merchant credit risk. As a processor, the Company facilitates the clearing and settlement activity for the merchant and records settlement assets and liabilities on the Consolidated Balance Sheets upon processing a payment transaction. Settlement assets represent cash received or amounts receivable primarily from payment networks or bank partners. Settlement liabilities primarily represent amounts payable to merchants. As of December 31, 2023, Settlement assets are in excess of Settlement liabilities due to prefunding provided to certain merchants.
Amounts included on the Consolidated Balance Sheet as Collateral held by card networks relate to collateral required by the card networks to operate as a direct member.
Bank Deposits
Credorax Bank Limited (part of Finaro), the Company’s licensed credit institution in Malta, issues deposits to corporate counterparties and to individual retail customers. Since the institution is domiciled outside the U.S., all of deposits are associated with foreign activities and are denominated in Euros.

	As of December 31,
	2023	2022
Redeemable at notice or on demand:
Interest bearing	$1.6	$—
Non-interest bearing	0.4	—
Time deposits (interest bearing)	70.3	—
Total bank deposits	$72.3	$—
The weighted average interest rate on interest-bearing deposits was 2.55% as of December 31, 2023.
Accounts Receivable
Accounts receivable are primarily comprised of amounts due from the Company’s customers. Most receivables are typically received within ten business days following the end of the month. In addition, accounts receivable includes amounts due from merchants for point-of-sale (“POS”) software, support services, and other miscellaneous service fees, as well as receivables related to chargeback transactions, as described below.
Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality, unsatisfactory merchant services, nondelivery of goods or nonperformance of services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the disputed amount is refunded to the cardholder through the acquiring bank and charged to the merchant. If the merchant has inadequate funds, the Company bears credit risk. In the U.S. the Company’s sponsor bank holds merchant funds that are available to meet merchant chargeback liabilities if the merchant has inadequate funds to the meet the obligation. Total merchant funds held at the Company’s sponsor bank totaled $9.0 million and $6.7 million as of December 31, 2023 and 2022, respectively. These amounts are not recorded on the Company’s Consolidated Balance Sheet.
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
The allowance is based on historical loss experience, any current or forecasted risks identified through collection matters, and current economic trends. Any change in the assumptions used may result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs. Changes in the allowance related to chargeback receivables are recognized within “Cost of sales” in the Consolidated Statements of Operations. Changes in the allowance for all other receivables are recognized within “General and administrative expenses” in the Consolidated Statements of Operations.

The change in the Company’s allowance for doubtful accounts was as follows:

	Year Ended December 31,
	2023	2022
Beginning balance	$18.1	$8.0
Additions to expense	9.2	10.0
Write-offs, net of recoveries and other adjustments	(4.6)	0.1
Ending balance	$22.7	$18.1
Accounts Payable
Accounts payable are primarily comprised of amounts due to the Company’s payment networks, financial institutions and other third parties for interchange and processing fees.
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

Useful life
Equipment	3-5 years
Capitalized software	3-5 years
Leasehold improvements	5-10 years*
Furniture and fixtures	5 years
Vehicles	5 years
*Not to exceed remaining lease term.
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

Residual Commission Buyouts, Net
Residual commission buyouts primarily represent amounts paid to a third-party distribution partner to buy out future residual commission streams that will be owed to them. The typical buyout payment to the partner is comprised of a lump sum payment due immediately and a future contingent payment dependent on attrition rates and/or other financial metrics within the respective merchant portfolios. Contingent consideration for residual commission buyouts associated with asset acquisitions is included in the initial cost of the assets acquired. Subsequent changes in contingent consideration are recognized as an adjustment to the cost basis of the acquired assets. Amortization is computed using the straight-line method. Residual commission buyouts associated with asset acquisitions are amortized over an estimated useful life of four years, and residual commission buyouts associated with business combinations are amortized over a weighted average estimated useful life of eight years.
Other Intangible Assets, Net
Other intangible assets, net consists of items such as merchant relationships, acquired technology, trademarks and trade names, and capitalized software development costs. The Company capitalizes software development costs in developing internal use software when capitalization requirements have been met. Costs prior to meeting the capitalization requirements are expensed as incurred. Amortization of other intangible assets is computed using the straight-line method over the estimated useful life of each type of asset, which ranges from two to twenty years.
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
Crypto Settlement Assets and Liabilities
The Company recognizes a liability accompanied by an asset of the same value to reflect its obligation to safeguard the crypto settlement assets it holds on behalf of users of The Giving Block’s platform. These crypto settlement assets are comprised of numerous cryptocurrencies that are traded on numerous cryptocurrency exchanges. The liabilities and assets are remeasured at each reporting date at the fair value of the crypto settlement assets, which is determined using quoted prices from cryptocurrency exchanges. Crypto settlement assets are recorded within “Prepaid expenses and other current assets” and crypto settlement liabilities are recorded within “Accrued expenses and other current liabilities” on the Company’s Consolidated Balance Sheets. The Company’s agent, which acts as a cryptocurrency exchange and custodian, holds the cryptographic key information of the crypto settlement assets and is primarily obligated to secure the assets and protect them from loss or theft. The Company maintains the internal recordkeeping of the assets. The estimated fair value of the Company’s crypto settlement assets and crypto settlement liabilities was $3.5 million and $1.8 million as of December 31, 2023 and 2022, respectively.
Equipment for Lease
Equipment for lease represents terminals and POS systems that are provided under the Company’s software as a service (“SaaS”) agreements. Equipment for lease is stated at cost, less accumulated depreciation. Certain costs incurred in connection with the assembly and delivery of leased assets to the merchant are capitalized as part of the cost of such assets. Depreciation commences when new equipment is first deployed to a merchant and is computed using the straight-line method. Equipment is depreciated over an estimated useful life of four years.
Leases
The Company periodically enters into agreements in which it is the lessee, including office leases and warehouse space. These agreements meet the criteria for recognition as leases under Accounting Standards Codification (“ASC”) 842: Leases (“ASC 842”). Leases are classified as either operating or capital, based on the substance of the transaction at inception of the lease. Classification is reassessed if the terms of the lease are changed. Leases in which a significant portion of the risks and rewards of ownership are retained by the lessor are classified as operating leases. For these agreements, the Company recognizes an operating lease right-of-use asset and an operating lease liability based on the present value of the minimum lease payments over the non-cancelable lease term. Operating lease expense is recognized within “General and administrative expenses” in the Consolidated Statements of Operations on a straight-line basis over the period of the lease.

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
The Company provides its merchants with an end-to-end payments offering that combines its payments platform, including its proprietary gateway and breadth of software integrations, and its suite of technology solutions. The Company primarily earns revenue through volume-based payment and transaction fees, as well as subscription revenue for its software and technology solutions.
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
Payment processing fees are recognized on a gross basis (gross of network fees) as the Company is the principal in the delivery of the payment processing solution to its merchants because it controls the service on its payments platform. The Company also contracts directly with its merchants and has complete pricing latitude on the processing fees charged to its merchants. As such, it bears the credit risk for network fees and transactions charged back to the merchant.
Subscription-Based Revenue
The Company also generates revenues from recurring fees which are based on the technology deployed by the merchant. This includes statement fees, fees for the Company’s proprietary business intelligence software and other annual fees, and other miscellaneous services such as help desk support and warranties on equipment. Annual fees are recognized as revenue over the respective period the fee covers, which is generally one year or less.
The Company’s SaaS agreements include multiple performance obligations. For such agreements, the Company allocates revenue to each performance obligation based on its relative standalone selling price. The Company estimates standalone selling prices based on the fair value of each product and service.

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
(2)Hardware revenue: The Company’s standard business practice is to provide hardware to its merchants as a lease. The hardware is typically accounted for as an operating lease and the revenue allocated to this performance obligation is recognized ratably over the contract term. In limited instances, hardware is sold to the customer. These transactions are typically the result of customer preference.
(3)Other support services: The Company offers merchants technical support services and the leased hardware. Technical support services include the promise to provide the merchant with software updates if and when available. The Company also provides the merchant with assurance that its equipment will function in accordance with contract specifications over the lease term. Revenue allocated to this performance obligation is recognized ratably over time as the performance obligation represents a stand-ready obligation to provide the service.
Other Revenue
Other revenue is generally recognized at a point-in-time and primarily includes revenue derived from hardware sales, software license sales, third party residuals, and fees charged for technology support to merchants.
Capitalized Customer Acquisition Costs
The Company incurs costs to obtain payment processing contracts with customers, primarily in the form of upfront processing bonuses provided to the Company’s internal sales team and to the Company’s software partners, which consist of independent software vendors and value-added resellers. The Company recognizes as an asset the incremental costs of obtaining a contract with a customer if it expects to recover the costs. Capitalized customer acquisition costs are amortized ratably over the estimated life of the customer, which is generally four years.
Treasury Stock
The Company periodically purchases its own common stock that is traded on public markets as part of an announced stock repurchase program. The Company records repurchases of common stock at cost in treasury stock on the Company’s Consolidated Balance Sheets. Upon retirement, the Company allocates the value of treasury stock between Additional paid-in capital and Retained earnings. The Company typically retires all repurchased shares.
Noncontrolling Interests
Noncontrolling interests represents the economic interests of LLC Interests held by Rook. Income or loss is attributed to the noncontrolling interests based on the weighted average LLC Interests outstanding during the period. The noncontrolling interests’ ownership percentage will fluctuate over time as Rook elects to exchange LLC Interests for shares of Class A common stock, and as the number of shares of Class A common stock outstanding otherwise changes.
Equity-based Compensation
The Company’s equity-based compensation consists of restricted stock units (“RSUs”) and performance RSUs (“PRSUs”) issued to certain employees and non-employee directors. Equity-based compensation expense is recorded within “General and administrative expenses” in the Consolidated Statements of Operations. The Company accounts for forfeitures when they occur.
RSUs
Compensation expense for RSUs is recognized on a straight-line basis over the requisite service period based on the fair value of the award on the date of grant.

PRSUs
Vesting for PRSUs is typically subject to satisfying objective operating performance conditions. Compensation expense for PRSUs is based on the fair value of the award on the date of grant. Compensation expense is recognized during the vesting period only when it is probable that the operating performance conditions will be achieved. The Company records a cumulative adjustment to compensation expense for PRSUs if there is a change in the determination of the probability that the operating performance conditions will be achieved.
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
The Company recognizes DTAs to the extent it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If it is determined that the Company is able to realize DTAs in the future in excess of their net recorded amount, an adjustment to the DTA valuation allowance would be recorded, which would reduce the provision for income taxes.
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
Investments in securities
Investments in securities are comprised of the Company’s investments in equity securities.
The Company’s investments in equity securities are non-marketable investments which have no readily determinable fair values and are generally measured using the measurement alternative, which is defined as cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. Investments in non-marketable equity securities totaled $62.2 million and $47.1 million as of December 31, 2023 and 2022, respectively, and are included in “Investments in securities” in the Consolidated Balance Sheets. Adjustments for these investments, if any, are recorded in “Unrealized gain on investments in securities” on the Consolidated Statements of Operations. During the year ended December 31, 2023, the Company remeasured certain of its investments in securities based on secondary offerings of identical securities by the respective companies in 2023.

Advertising Costs
The Company expenses advertising costs as incurred. Advertising expenses were $2.6 million, $3.0 million and $16.6 million for the years ended December 31, 2023, 2022 and 2021, respectively, and are included in “Advertising and marketing expenses” in the Consolidated Statements of Operations. In the year ended December 31, 2021, the Company incurred $14.3 million of expenses related to the rebranding of 3dcart to Shift4Shop.
Shipping and Handling Costs
The Company incurs shipping and handling costs relating to the delivery of its terminal and POS systems directly from third-party vendors to the Company and from the Company for delivery of equipment sold to its merchants. Shipping and handling costs of $4.5 million, $4.6 million, and $3.9 million for the years ended December 31, 2023, 2022, and 2021, respectively, are included within “Cost of sales” in the Consolidated Statements of Operations.
Research and Development Costs
The Company expenses research and development costs as incurred. Research and development expenses, which consists primarily of third-party costs, were $1.2 million, $0.5 million and $1.8 million for the years ended December 31, 2023, 2022, and 2021, respectively, and are included in “General and administrative expenses” in the Consolidated Statements of Operations.
Business Combinations
Upon acquisition of a company, the Company determines if the transaction is a business combination, which is accounted for using the acquisition method of accounting. Under the acquisition method, once control is obtained of a business, the assets acquired and liabilities assumed are recorded at fair value. The Company uses estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. The Company’s estimates of fair value are based upon assumptions it believes to be reasonable, but which are inherently uncertain and unpredictable. Measurement period adjustments are reflected at the time identified, up through the conclusion of the measurement period, which is the time at which all information for determination of the values of assets acquired and liabilities assumed is received, and is not to exceed one year from the acquisition date. The Company may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill.
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
Concentration Risk
The Company’s merchant processing activity in the U.S. and Canada is facilitated by one vendor. The Company believes that this vendor maintains appropriate backup systems and alternative arrangements to avoid a significant disruption of the processing in the event of an unforeseen event.
A majority of the Company’s revenue is derived from the processing of card transactions. Because the Company is not a “member bank” in the U.S. and Canada, in order to process these bank card transactions, the Company has entered into a sponsorship agreement with a member bank. The agreement with the bank sponsor requires, among other things, that the Company abide by the by-laws and regulations of the credit card companies. If the Company breaches the sponsorship agreement, the bank sponsor may terminate the agreement and, under the terms of the agreement, the Company would have 180 days to identify an alternative bank sponsor.

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
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, to clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring the fair value of the equity security. ASU 2022-03 also clarifies that an entity cannot recognize and measure a contractual sale restriction as a separate unit of account. The Company historically has considered sale restrictions in measuring the fair value of shares of its Class A common stock equity securities issued in conjunction with acquisitions. The amendments in ASU 2022-03 are effective on a prospective basis. The amendments in ASU 2022-03 will become effective for the Company on January 1, 2024 and are not expected to have a significant impact on the Company’s consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures, which provides qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation by jurisdiction of income taxes paid. The amendments in ASU 2023-09 are effective for fiscal 2025, with early adoption permitted. The amendments should be applied prospectively, however, retrospective application is also permitted. The Company does not plan to early adopt ASU 2023-09 and is evaluating the impact of the amendments on the Company’s consolidated financial statements.
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
Finaro
On October 26, 2023, the Company completed the acquisition of Finaro by acquiring 100% of its common stock for $330.8 million of total purchase consideration, net of cash acquired. Finaro is a cross-border eCommerce platform and bank specializing in solving complex payment problems for multi-national merchants that we believe will help drive our expansion into international markets.

Cash (a)	$211.9
Shares of Class A common stock (b)	302.0
Contingent consideration (c)	2.8
Settlement of preexisting relationship	1.3
Total purchase consideration	518.0
Less: cash acquired	(187.2)
Total purchase consideration, net of cash acquired	$330.8

(a) Subject to customary post-closing adjustments.
(b) Approximately 7.4 million shares of the Company’s Class A common stock are to be issued in connection with the acquisition, of which approximately 1.0 million shares relate to an earnout which was fully achieved prior to the acquisition date. 3.7 million shares were issued during the fourth quarter of 2023 and the remaining 3.7 million shares are expected to be issued over the course of the twelve months post-acquisition. The total equity of $302.0 million was recorded to “Additional Paid-in Capital” in the Company’s Consolidated Balance Sheets upon closing of the acquisition.

(c) The Company agreed to pay additional cash consideration to the sellers equal to the proceeds realized from the sale of an investment in certain securities held by Finaro, when and if realized, after the deduction of tax payments, if any. The fair value of the contingent consideration was included in the initial purchase consideration and will be revalued quarterly until settlement. As of December 31, 2023, the fair value of the contingent consideration was $3.6 million.

The following table summarizes the fair value assigned to the assets acquired and liabilities assumed at the acquisition date. These amounts reflect various preliminary fair value estimates and assumptions, and are subject to change within the measurement period as valuations are finalized. The primary area of preliminary purchase price allocation subject to change relates to the valuation of accounts receivable, prepaid expenses and other current assets, accounts payable, accrued expenses and other current liabilities, and residual goodwill.

Settlement assets, excluding cash (a)	$67.6
Accounts receivable	15.2
Investments in securities	2.8
Prepaid expenses and other current assets	10.9
Goodwill (b)	280.7
Acquired technology	130.0
Merchant relationships	75.0
Banking license	3.0
Property, plant and equipment	2.3
Collateral held by the card networks	36.4
Right-of-use assets	3.0
Other noncurrent assets	4.1
Settlement liabilities	(193.5)
Accounts payable	(13.0)
Accrued expenses and other current liabilities	(7.5)
Bank deposits	(70.5)
Current lease liabilities	(1.4)
Noncurrent lease liabilities	(1.6)
Deferred tax liability	(10.4)
Other noncurrent liabilities	(2.3)
Net assets acquired	$330.8

(a) Does not include settlement-related cash of $134.9 million.
(b) Goodwill is not deductible for tax purposes.

The fair values of intangible assets were estimated using inputs classified as Level 3 under the income approach using the multi-period excess earnings method for acquired technology, the with and without method for merchant relationships, and the replacement cost method for the banking license. This transaction was not taxable for income tax purposes. Management’s estimates of fair value are based upon assumptions related to projected revenues, earnings before interest income, interest expense, income taxes, and depreciation and amortization (“EBITDA”) margins, research and development addback, obsolescence rates, and discount rates. The estimated life of acquired technology, merchant relationships and the banking license are eight, ten and two years respectively. The goodwill arising from the acquisition largely consisted of revenue synergies associated with a larger total addressable market.
In connection with the transaction, the Company also entered into compensation arrangements with employees of Finaro. In aggregate, these agreements included approximately $25.0 million of restricted stock units that will be issued in 2024 and vest one third annually over three years. These awards will be accounted for as compensation expense.
The following unaudited pro forma results of operations have been prepared to give effect to the Finaro acquisition as though it occurred on January 1, 2022. The pro forma amounts reflect certain adjustments, such as expenses related to the amortization of acquired intangible assets. The unaudited pro forma financial information is presented for illustrative purposes only, is based on available information and assumptions that the Company believes are reasonable to reflect the impact of the acquisition on the Company’s historical financial information on a supplemental pro forma basis, and is not necessarily indicative of the results of operations that would have actually been reported had the acquisition occurred on January 1, 2022, nor is it necessarily indicative of the future results of operations of the combined company.

	Unaudited
	Year Ended December 31,
	2023	2022
Revenue	$2,803.2	$2,239.2
Net income	$118.1	$74.4
The amount of revenue and net income from Finaro included in the Company’s Consolidated Statements of Operations for the year ended December 31, 2023 is $66.6 million and $3.9 million, respectively.
Appetize
On October 2, 2023, the Company completed the acquisition of SpotOn Technologies, Inc.’s sports and entertainment division, formerly known as Appetize, by acquiring 100% of its membership interests for $108.7 million of total purchase consideration, net of cash acquired. Appetize is a payments and software company that has served clients that management believes will strengthen the Company’s presence within the sports and entertainment market. Total purchase consideration was as follows:

Cash (a)	$109.5
Total purchase consideration	109.5
Less: cash acquired	(0.8)
Total purchase consideration, net of cash acquired	$108.7

(a) Subject to customary post-closing adjustments.
The following table summarizes the fair value assigned to the assets acquired and liabilities assumed at the acquisition date. These amounts reflect various preliminary fair value estimated and assumptions, and are subject to change within the measurement period as valuations are finalized. The primary area of preliminary purchase price allocation subject to change relates to the valuation of accounts receivable, accounts payable, accrued expenses and other current liabilities, and residual goodwill.

Accounts receivable	$15.5
Inventory	1.4
Prepaid expenses and other current assets	1.0
Goodwill (a)	73.3
Other intangible assets	38.3
Other noncurrent assets	0.2
Accounts payable	(4.9)
Accrued expenses and other current liabilities	(4.5)
Deferred revenue	(11.0)
Other noncurrent liabilities	(0.6)
Net assets acquired	$108.7

(a) Goodwill is deductible for tax purposes.
Other intangible assets consists of definite-lived intangible assets, which includes merchant relationships. The fair values of intangible assets were estimated using inputs classified as Level 3 under the income approach using the multi-period excess earnings method (merchant relationships). This transaction was taxable for income tax purposes. The estimated life of merchant relationships is ten years. The goodwill arising from the acquisition largely consisted of revenue synergies associated with the ability to cross-sell newly acquired customers and technology capabilities.
The acquisition of Appetize did not have a material impact on the Company’s consolidated financial statements.
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
The following table summarizes the fair value assigned to the assets acquired and liabilities assumed at the acquisition date. These amounts reflect various preliminary fair value estimated and assumptions, and are subject to change within the measurement period as valuations are finalized. The primary area of preliminary purchase price allocation subject to change relates to the valuation of residual goodwill.

Accounts receivable	$0.5
Goodwill (a)	21.9
Residual commission buyouts	1.2
Other intangible assets	29.2
Deferred tax liability	(7.6)
Net assets acquired	$45.2

(a) Goodwill is not deductible for tax purposes.

Other intangible assets consists of definite-lived intangible assets, which includes merchant relationships. The fair values of intangible assets were estimated using inputs classified as Level 3 under the income approach using the multi-period excess earnings method (merchant relationships). The estimated life of merchant relationships is 13 years. This transaction was not taxable for income tax purposes. The goodwill arising from the acquisition largely consisted of revenue synergies associated with the ability to cross-sell newly acquired customers and technology capabilities.
The acquisition of Focus did not have a material impact on the Company’s consolidated financial statements.
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
(b) The Company entered into an earnout agreement with the former shareholders of Online Payments Group, not to exceed $60.0 million, with $30.0 million of the earnout payable as of September 2023 (“Tranche 1”) if key customers of Online Payments Group contribute a specified amount of revenue from September 29, 2022 to September 28, 2023 and the remaining $30.0 million payable as of September 2024 (“Tranche 2”) if key customers contribute a specified amount of revenue from September 29, 2022 to September 28, 2024. Each portion of the earnout will be paid 50% in shares of the Company’s Class A common stock and 50% in cash. The fair value of the earnout was included in the initial purchase consideration and is revalued quarterly until the end of the earnout period as a fair value adjustment within “Revaluation of contingent liabilities” in the Company’s Consolidated Statements of Operations. Tranche 1 was fully earned and paid in 2023. $7.3 million of the cash portion of Tranche 1 was classified as a financing outflow and $7.7 million was classified as an operating outflow within the Company’s Consolidated Statements of Cash Flows for the year ended December 31, 2023. The fair value of Tranche 2 as of December 31, 2023 was estimated to be $26.9 million, and is included in “Accrued expenses and other current liabilities” on the Company’s Consolidated Balance Sheets as of December 31, 2023.

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
(c) Included within “Other noncurrent assets” in the Company’s Consolidated Balance Sheets.
(d) Included within “Other noncurrent liabilities” in the Company’s Consolidated Balance Sheets.

Upon acquisition, the Company assessed the probability Online Payments Group would be required to pay certain tax liabilities for income taxes related to unrecognized tax benefits determined in accordance with the provisions of ASC 740, “Accounting for income taxes”, recorded to “Other noncurrent liabilities” on the Company’s Consolidated Balance Sheets. The amount of the uncertain tax position was $5.0 million as of the acquisition date, which was revalued to $2.7 million in 2023 as a measurement period adjustment. In addition, the Company assessed the probability Online Payments Group would be required to pay $1.8 million of tax liabilities for non-income taxes determined in accordance with the provisions of ASC 450, “Contingencies”, recorded to “Other noncurrent liabilities” on the Company’s Consolidated Balance Sheets. Online Payments Group has agreed to indemnify the Company for tax liabilities related to periods prior to the acquisition and an indemnification asset was established and recorded to “Other noncurrent assets” on the Company’s Consolidated Balance Sheets. The amount of the indemnification asset was $6.8 million as of the acquisition date, which was revalued to $4.6 million in 2023 as a measurement period adjustment.
The contingent liability arising from the expected earnout payment included in purchase consideration is measured using a Monte Carlo simulation in a risk-neutral framework, calibrated to Management’s revenue forecasts. The transaction was not taxable for income tax purposes. Other intangible assets consists of definite-lived intangible assets, which includes merchant relationships and developed technology. The fair values of these intangible assets were estimated using inputs classified as Level 3 under the income approach using the relief-from-royalty method (developed technology) and the multi-period excess earnings method (merchant relationships). Management’s estimates of fair value are based upon assumptions related to projected revenues, earnings before interest expense and income tax (“EBIT”) margins, customer attrition rates, and discount rates. The estimated life of developed technology and merchant relationships is eight years and 13 years, respectively. The goodwill arising from the acquisition largely consisted of revenue synergies associated with a larger total addressable market and the ability to cross-sell existing customers, new customers and technology capabilities.
The acquisition of Online Payments Group did not have a material impact on the Company’s consolidated financial statements.
Restaurant Technology Partners
During the year ended December 31, 2022, the Company completed the acquisitions of six different restaurant technology partners in separate, unrelated transactions for $80.3 million of total purchase consideration, net of cash acquired. In addition, on January 20, 2023, the Company completed the acquisition of one additional restaurant technology partner for $1.5 million, net of cash acquired. The Company acquired 100% of each entity’s ownership interests. These acquisitions enable the boarding of the restaurant technology partners’ customers on the Company’s end-to-end acquiring solution and empower the Company’s distribution partners to sign the restaurant technology partners’ customer accounts and leverage the combined expertise to handle all aspects of installation, service, and support. Total purchase consideration was as follows:

Cash	$65.1
Shares of Class A common stock (a)	20.7
Contingent consideration (b)	2.5
Settlement of preexisting relationship	(2.5)
Total purchase consideration	85.8
Less: cash acquired	(4.0)
Total purchase consideration, net of cash acquired	$81.8

(a) Total purchase consideration includes 598,759 shares of common stock.
(b) The Company entered into earnout agreements with certain former shareholders of the restaurant technology partners acquired in 2022, calculated as a multiple of the number of each partners’ merchants that are converted to the Company’s end-to-end payments platform during the 18 months following each respective acquisition date, not to exceed $4.0 million in total. The earnouts are expected to be paid in a combination of cash and shares of the Company’s Class A common stock. The fair value of the earnouts was included in the initial purchase consideration and is revalued quarterly until the end of the earnout period as a fair value adjustment within “Revaluation of contingent liabilities” in the Company’s Consolidated Statements of Operations. For the years ended December 31, 2023 and 2022, $0.4 million and $0.1 million, respectively, was earned and classified as a financing outflow within the Company’s Consolidated Statements of Cash Flows. As of December 31, 2023, the fair value of the earnouts was $1.2 million, which is recognized in “Accrued expenses and other current liabilities” on the Company’s Consolidated Balance Sheets.

The Company also entered into an earnout agreement with certain former shareholders of the restaurant technology partner acquired in 2023, calculated as a multiple of the number of the restaurant technology partner’s merchants that are converted to the Company’s end-to-end payments platform during the 24 months following September 1, 2022, not to exceed $2.5 million in total. The earnout is expected to be paid in cash. The fair value of the earnout was included in the initial purchase consideration and will be revalued quarterly until the end of the earnout period as a fair value adjustment within “Revaluation of contingent liabilities” in the Company’s Consolidated Statements of Operations. As of December 31, 2023, the fair value of the earnout was $0.4 million, which is recognized in “Accrued expenses and other current liabilities” on the Company’s Consolidated Balance Sheets.

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
The fair values of intangible assets were estimated using inputs classified as Level 3 under the income approach using the multi-period excess earnings method (merchant relationships). Four of the transactions were taxable for income tax purposes and three of the transactions were not taxable for income tax purposes. The weighted average lives of merchant relationships range from six years to 14 years. The weighted average lives of residual commission buyouts range from five years to nine years. The goodwill arising from the acquisitions largely consisted of revenue synergies associated with a larger total addressable market and the ability to cross-sell existing and new customers.
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

(c) The Company entered into an earnout agreement with the former shareholders of The Giving Block, calculated as a multiple of revenue earned by The Giving Block from March 1, 2022 to February 28, 2023. Approximately 75% of the earnout was comprised of a combination of RSUs and shares of the Company’s Class A common stock and approximately 25% of the earnout was comprised of cash. The final earnout was $10.4 million, comprised of $2.8 million of cash and $7.6 million of equity. The cash portion of the earnout was classified as a financing outflow within the Company’s Consolidated Statements of Cash Flows for the year ended December 31, 2023.

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
The fair values of intangible assets were estimated using inputs classified as Level 3 under the income approach using either the relief-from-royalty method (developed technology and trade name), the with or without method (donor relationships) and the multi-period excess earnings method (merchant relationships). The contingent liability arising from the expected earnout payment included in purchase consideration was measured on the acquisition date using a Monte Carlo simulation in a risk-neutral framework, calibrated to Management’s revenue forecasts. The transaction was not taxable for income tax purposes. The weighted average life of developed technology, the trade name, donor relationships and merchant relationships is eight years, 15 years, five years and 15 years, respectively. The goodwill arising from the acquisition largely consisted of revenue synergies associated with a larger total addressable market and the ability to cross-sell existing customers, new customers and technology capabilities.
The acquisition of The Giving Block did not have a material impact on the Company’s consolidated financial statements.
3.Revenue
ASC 606: Revenue from Contracts with Customers
The Company’s revenue is comprised primarily of payments-based revenue which includes fees for payment processing and gateway services. Payment processing fees are primarily driven as a percentage of payment volume.
The Company also generates revenues from recurring fees which are based on the technology deployed to the merchant. Under ASC 606, the Company typically has three separate performance obligations under its recurring software as a service (“SaaS”) agreements for point-of-sale systems provided to merchants: (1) point-of-sale software, (2) lease of hardware and (3) other support services.
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
In the year ended December 31, 2021, the Company also distributed $2.8 million in payments to its partners as a result of the TSYS outage which are reflected in “Cost of sales” in the Company’s Consolidated Statements of Operations for the year ended December 31, 2021.

Disaggregated Revenue
The following table presents a disaggregation of the Company’s revenue from contracts with customers based on similar operational characteristics:

	Year Ended December 31,
	2023	2022	2021
Payments-based revenue (a)	$2,386.0	$1,857.1	$1,258.0
Subscription and other revenues	178.8	136.5	109.5
Gross revenue	$2,564.8	$1,993.6	$1,367.5
(a)For the year ended December 31, 2021, payments-based revenue includes nonrecurring payments of $23.1 million the Company made to merchants related to the TSYS outage that were treated as contra revenue and as such reduced payments-based revenue.
Substantially all of the Company’s revenue is recognized over time.
Contract Liabilities
The Company charges merchants for various post-contract license support and service fees. These fees typically relate to a period of one year. The Company recognizes the revenue on a straight-line basis over its respective period. As of December 31, 2023 and 2022, the Company had deferred revenue of $22.5 million and $19.1 million, respectively. The change in the contract liabilities was primarily the result of a timing difference between payment from the customer and the Company’s satisfaction of each performance obligation.
The amount of gross revenue recognized that was included in the December 31, 2022 balance of deferred revenue was $15.8 million for the year ended December 31, 2023.
4.Goodwill
The changes in the carrying amount of goodwill were as follows:

Balance at December 31, 2022	$735.0
Finaro acquisition (Note 2)	280.7
Appetize acquisition (Note 2)	73.3
Focus acquisition (Note 2)	21.9
Restaurant technology partner acquisition (Note 2)	1.1
Purchase price adjustments related to prior period acquisitions	(1.8)
Effect of foreign currency translation	1.1
Balance at December 31, 2023	$1,111.3

5.Depreciation and Amortization
Amounts charged to expense in the Company’s Consolidated Statements of Operations for depreciation and amortization were as follows:

	Amortization			Depreciation
	Residual Commission Buyouts	Other Intangible Assets	Capitalized Customer Acquisition Costs	Equipment Under Lease	Property, Plant and Equipment	Total
Year Ended December 31, 2023
Depreciation and amortization expense	$86.9	$24.3	$—	$35.3	$7.3	$153.8
Cost of sales	—	41.2	18.5	—	1.1	60.8
Total depreciation and amortization (a)	$86.9	$65.5	$18.5	$35.3	$8.4	$214.6

Year Ended December 31, 2022
Depreciation and amortization expense	$41.4	$22.4	$—	$28.4	$4.3	$96.5
Cost of sales	—	27.5	24.2	—	0.9	52.6
Total depreciation and amortization (b)	$41.4	$49.9	$24.2	$28.4	$5.2	$149.1

Year Ended December 31, 2021
Depreciation and amortization expense	$4.5	$32.1	$—	$21.8	$3.8	$62.2
Cost of sales	—	19.1	21.5	—	1.6	42.2
Total depreciation and amortization (c)	$4.5	$51.2	$21.5	$21.8	$5.4	$104.4
(a)    Total amortization of $170.9 million consists of amortization of acquired intangibles of $127.8 million and amortization of non-acquired intangibles of $43.1 million.
(b)    Total amortization of $115.5 million consists of amortization of acquired intangibles of $77.9 million and amortization of non-acquired intangibles of $37.6 million.
(c)    Total amortization of $77.2 million consists of amortization of acquired intangibles of $49.2 million and amortization of non-acquired intangibles of $28.0 million.
As of December 31, 2023, the estimated amortization expense for each of the five succeeding years and thereafter is as follows:

	Residual Commission Buyouts	Other Intangible Assets	Capitalized Customer Acquisition Costs	Total Amortization
2024	$86.6	$97.0	$20.6	$204.2
2025	84.8	88.3	16.6	189.7
2026	50.8	68.2	10.6	129.6
2027	2.3	52.5	3.9	58.7
2028	1.6	45.1	—	46.7
Thereafter	3.5	197.7	—	201.2
Total	$229.6	$548.8	$51.7	$830.1

6.Residual Commission Buyouts
Residual commission buyouts represent transactions with certain third-party distribution partners, pursuant to which the Company acquires their ongoing merchant relationships that subscribe to the Company’s end-to-end payments platform.
Residual commission buyouts, net consisted of the following:

	Weighted Average Amortization Period (in years)	December 31, 2023
		Carrying Value	Accumulated Amortization	Net Carrying Value
Residual commission buyouts from asset acquisitions	4	$323.6	$(105.7)	$217.9
Residual commission buyouts from business combinations	8	13.9	(2.2)	11.7
Total residual commission buyouts		$337.5	$(107.9)	$229.6

	Weighted Average Amortization Period (in years)	December 31, 2022
		Carrying Value	Accumulated Amortization	Net Carrying Value
Residual commission buyouts from asset acquisitions	4	$334.5	$(42.6)	$291.9
Residual commission buyouts from business combinations	8	12.6	(0.6)	12.0
Total residual commission buyouts		$347.1	$(43.2)	$303.9
7.Other Intangible Assets, Net
Other intangible assets, net consisted of the following:

	Weighted Average Amortization Period (in years)	December 31, 2023
		Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	11	$340.6	$(57.8)	$282.8
Acquired technology	9	257.6	(80.8)	176.8
Trademarks and trade names	13	28.1	(6.3)	21.8
Capitalized software development costs (a)	3	98.8	(34.1)	64.7
Finaro banking license	2	3.0	(0.3)	2.7
Total other intangible assets, net		$728.1	$(179.3)	$548.8
(a)    During the fourth quarter of 2023, in conjunction with the acquisition of Finaro, Shift4 ceased development on several in-process software development projects. It was determined that the intellectual property obtained in the Finaro transaction was better suited for the objectives of these projects. The total impairment charge associated with these projects was $18.6 million.

	Weighted Average Amortization Period (in years)	December 31, 2022
		Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	12	$196.3	$(36.4)	$159.9
Acquired technology	10	123.1	(64.1)	59.0
Trademarks and trade names	13	27.2	(3.8)	23.4
Capitalized software development costs	3	80.3	(15.8)	64.5
Total other intangible assets, net		$426.9	$(120.1)	$306.8
8.Capitalized Customer Acquisition Costs, Net
Capitalized customer acquisition costs, net consisted of the following:

	Weighted Average Amortization Period (in years)
		Carrying Value	Accumulated Amortization	Net Carrying Value
Total costs as of December 31, 2023	4	$96.6	$(44.9)	$51.7
Total costs as of December 31, 2022	4	$72.3	$(36.2)	$36.1

9.Equipment for Lease, Net
Equipment for lease, net consisted of the following:

	Weighted Average Depreciation Period (in years)	December 31, 2023
		Carrying Value	Accumulated Depreciation	Net Carrying Value
Equipment under lease	4	$181.2	$(69.6)	$111.6
Equipment held for lease (a)	N/A	11.5	—	11.5
Total equipment for lease, net		$192.7	$(69.6)	$123.1

	Weighted Average Depreciation Period (in years)	December 31, 2022
		Carrying Value	Accumulated Depreciation	Net Carrying Value
Equipment under lease	4	$107.7	$(40.3)	$67.4
Equipment held for lease (a)	N/A	13.3	—	13.3
Total equipment for lease, net		$121.0	$(40.3)	$80.7
(a)Represents equipment that was not yet initially deployed to a merchant and, accordingly, is not being depreciated.
10.Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	December 31, 2023	December 31, 2022
Equipment	$21.9	$17.0
Capitalized software	3.5	3.8
Leasehold improvements	18.7	10.4
Furniture and fixtures	2.2	1.3
Vehicles	0.4	0.5
Total property, plant and equipment, gross	46.7	33.0
Less: Accumulated depreciation	(18.1)	(10.7)
Total property, plant and equipment, net	$28.6	$22.3
11.Debt
The Company’s outstanding debt consisted of the following:

	Maturity	Effective Interest Rate	December 31, 2023	December 31, 2022

Convertible Senior Notes due 2025 ("2025 Convertible Notes")	December 15, 2025	0.49%	$690.0	$690.0
Convertible Senior Notes due 2027 ("2027 Convertible Notes")	August 1, 2027	0.90%	632.5	632.5
4.625% Senior Notes due 2026 ("2026 Senior Notes")	November 1, 2026	5.13%	450.0	450.0
Total borrowings			1,772.5	1,772.5
Less: Unamortized capitalized financing fees			(22.3)	(30.6)
Total long-term debt			$1,750.2	$1,741.9
Amortization of capitalized financing fees is included within “Interest expense” in the Company’s Consolidated Statements of Operations. Amortization expense for capitalized financing fees was $8.3 million, $8.1 million, and $5.9 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Future principal payments
As of December 31, 2023, future principal payments associated with the Company’s long-term debt were as follows:

2024	$—
2025	690.0
2026	450.0
2027	632.5
Total	$1,772.5
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
Debt issuance costs related to the 2025 Convertible Notes and 2027 Convertible Notes comprised of discounts and commissions payable to the initial purchasers and third-party offering costs total $16.4 million and $14.8 million, respectively. Unamortized debt issuance costs for the 2025 Convertible Notes at December 31, 2023 and 2022 were $6.4 million and $9.7 million, respectively. The net carrying amount of the 2025 Convertible Notes as of December 31, 2023 and 2022 was $683.6 million and $680.3 million, respectively. Unamortized debt issuance costs for the 2027 Convertible Notes at December 31, 2023 and 2022 were $9.0 million and $11.5 million, respectively. The net carrying amount of the 2027 Convertible Notes as of December 31, 2023 and 2022 was $623.5 million and $621.0 million, respectively.
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
Debt issuance costs related to the 2026 Senior Notes comprised of discounts and commissions payable to the initial purchasers and third-party offering costs totaling $7.6 million and consent payments to noteholders of $4.5 million. Unamortized debt issuance costs for the 2026 Senior Notes at December 31, 2023 and 2022 were $6.3 million and $8.6 million, respectively. The net carrying amount of the 2026 Senior Notes as of December 31, 2023 and 2022 was $443.7 million and $441.4 million, respectively.
The 2026 Senior Notes have not been registered under the Securities Act of 1933, as amended (“the Securities Act”), or the securities laws of any other jurisdiction. The 2026 Senior Notes were sold to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A and outside the U.S. pursuant to Regulation S of the Securities Act.
Revolving Credit Facility
Amended and Restated Revolving Credit Facility
In June 2023, Shift4 Payments, LLC (the “Borrower”) amended its Amended and Restated First Lien Credit Agreement (the “Second Amended Credit Agreement”) to transition the reference rate of its Revolving Credit Facility from LIBOR to SOFR, effective July 1, 2023. All other terms of the Second Amended Credit Agreement remain unchanged.
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
There were no borrowings and borrowing capacity on the Revolving Credit Facility was $100.0 million as of December 31, 2023.
Restrictions and Covenants
The 2025 Convertible Notes, 2026 Senior Notes, 2027 Convertible Notes (collectively, the “Notes”) and Revolving Credit Facility include certain restrictions on the ability of Shift4 Payments, LLC to make loans, advances, or pay dividends to Shift4 Payments, Inc.
As of December 31, 2023 and 2022, the Company was in compliance with all financial covenants under its debt agreements. The Company expects to be in compliance with such financial covenants for at least 12 months following the issuance of these consolidated financial statements.
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
Acquisition-Related Contingent Consideration
The Company’s acquisitions often include contingent consideration, or earnout, provisions. The contingent consideration related to the acquisitions of Finaro, Online Payments Group, The Giving Block, and Restaurant Technology Partners, are further discussed in Note 2. The total fair value of these contingent liabilities as of December 31, 2023 was $32.2 million, of which $30.4 million is included in “Accrued expenses and other current liabilities” and $1.8 million is included within “Other noncurrent “liabilities” on the Company’s Consolidated Balance Sheets. The change in fair value of these liabilities is included in “Revaluation of contingent liabilities” on the Company’s Consolidated Statements of Operations. All of these fair value measurements utilize Level 3 inputs, such as projected revenues, discount rates and other subjective inputs.
Asset-Related Contingent Consideration
As of December 31, 2023, the estimated fair value of the Company’s contingent consideration agreements entered into in conjunction with residual commission buyouts and the acquisition of other intangible assets was $1.4 million, which is included in “Accrued expenses and other current liabilities” on the Company’s Consolidated Balance Sheets. The fair values of the contingent consideration were estimated based on the projected attrition rates and other financial metrics within the respective merchant portfolios over the earnout periods.
The table below provides a reconciliation of the beginning and ending balances for the Level 3 contingent liabilities:

	Year Ended December 31, 2023
	Contingent Liabilities for Acquisitions	Contingent Liabilities for Assets Acquired	Total Contingent Liabilities
Balance at beginning of period	$45.2	$10.0	$55.2
Contingent consideration	3.1	1.8	4.9
Fair value adjustments	23.1	3.9	27.0
Impact of foreign exchange	0.2	—	0.2
Contingent liabilities that achieved earnout	(39.4)	(14.3)	(53.7)
Balance at end of period	$32.2	$1.4	$33.6
Fair value adjustments for contingent liabilities for acquisitions are recorded within “Revaluation of contingent liabilities” in the Company’s Consolidated Statements of Operations. There were no transfers into or out of Level 3 during the year ended December 31, 2023.

The estimated fair value of the Company’s outstanding debt using quoted prices from over-the-counter markets, considered Level 2 inputs, was as follows.

	December 31, 2023		December 31, 2022
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
2025 Convertible Notes	$683.6	$766.5	$680.3	$686.9
2027 Convertible Notes	623.5	593.2	621.0	533.7
2026 Senior Notes	443.7	438.2	441.4	423.0
Total	$1,750.8	$1,797.9	$1,742.7	$1,643.6

(a) Carrying value excludes unamortized debt issuance costs related to the Revolving Credit Facility of $0.6 million and $0.8 million as of December 31, 2023 and 2022, respectively.
The estimated fair value of the Company’s investments in non-marketable equity securities was $62.2 million and $47.1 million as of December 31, 2023 and 2022, respectively. These non-marketable equity investments have no readily determinable fair values and are measured using the measurement alternative, which is defined as cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. Adjustments for these investments, if any, are recorded in “Unrealized gain on investments in securities” on the Company’s Consolidated Statements of Operations. The Company recognized fair value adjustments to its non-marketable equity investments of $12.2 million for the year ended December 31, 2023, the entire amount of which related to securities still held as of December 31, 2023, based primarily on secondary offerings of identical securities by the respective companies in 2023. The Company has recognized cumulative fair value adjustments to its non-marketable equity investments of $27.3 million.
The estimated fair value of the Company’s crypto settlement assets and crypto settlement liabilities was $3.5 million and $1.8 million as of December 31, 2023 and 2022, respectively. The Company has valued the assets and liabilities using quoted prices from active cryptocurrency exchanges for the underlying crypto assets, considered Level 2 inputs.
Other financial instruments not measured at fair value on the Company’s Consolidated Balance Sheets at December 31, 2023 and 2022 include cash and cash equivalents, restricted cash, settlement assets, accounts receivable, prepaid expenses and other current assets, collateral held by the card networks, other noncurrent assets, settlement liabilities, accounts payable, accrued expenses and other current liabilities, bank deposits, and other noncurrent liabilities, as their estimated fair values reasonably approximate their carrying value as reported on the Company’s Consolidated Balance Sheets.
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

Components of income tax benefit (provision) consist of the following:

	Year Ended December 31,
	2023	2022	2021
Current
Federal	$(0.7)	$(0.3)	$0.6
State	(0.4)	—	—
Foreign	(4.2)	(2.0)	—
Total current income tax benefit (provision)	(5.3)	(2.3)	0.6
Deferred
Federal	5.5	0.9	2.5
State	2.3	1.0	—
Foreign	0.9	0.2	—
Total deferred income tax benefit (provision)	8.7	2.1	2.5
Total income tax benefit (provision)	$3.4	$(0.2)	$3.1
A reconciliation of the U.S. statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
Noncontrolling interests/effect of pass-through entities (LLC income (loss))	(6.5%)	(3.3%)	(7.3%)
State income taxes, net of federal benefit	25.9%	(13.3%)	5.3%
Permanent items	2.1%	0.8%	(1.2%)
Impacts of business combinations	—%	(7.4%)	—%
Change in fair value of contingent consideration	0.9%	(11.5%)	—%
Foreign rate differential	0.4%	1.7%	—%
Unrecognized tax benefit	—%	1.0%	—%
Change in valuation allowance	(47.4%)	9.1%	(60.1%)
Equity-based compensation	0.2%	2.3%	46.8%
Other	0.6%	(0.2%)	(0.5%)
Effective income tax rate	(2.8%)	0.2%	4.0%
The following table sets forth the Company’s income (loss) before income taxes for its domestic and foreign operations for the years ended December 31, 2023, 2022, and 2021:

	December 31,
	2023	2022	2021
Domestic	$110.0	$89.6	$(79.6)
Foreign	9.5	(2.7)	2.5
Income (loss) before income taxes	$119.5	$86.9	$(77.1)

Details of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2023	2022
Deferred tax assets:
Investment in Shift4 Payments, LLC	$249.4	$253.9
Net operating loss and tax credits carryforward	87.6	107.1
Interest expense carryforward	—	4.5
Lease liabilities	1.7	1.9
Equity-based compensation	6.3	5.6
Accrued expenses	2.4	1.0
Other	6.4	4.7
Subtotal	353.8	378.7
Valuation allowance	(334.1)	(367.0)
Total deferred tax assets	19.7	11.7

Deferred tax liabilities:
Intangible assets	(38.6)	(23.3)
Fixed assets	(2.1)	(2.7)
Right-of-use assets	(2.0)	(1.2)
Other liabilities	(5.0)	(3.1)
Total deferred tax liabilities	(47.7)	(30.3)
Net deferred tax liability	$(28.0)	$(18.6)
The Company has a deferred tax asset for the difference between the financial reporting and the tax basis of its investment in Shift4 Payments, LLC. The deferred tax asset above does not consider the iterative impact of the Tax Receivable Agreement (“TRA”) liability, as the entire liability has not been recorded as of December 31, 2023.
The Company has assessed the realizability of the net deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has recorded a full valuation allowance against the deferred tax assets at Shift4 Payments, Inc. as of December 31, 2023, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances.
Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred by Shift4 Payments, LLC over the three-year period ended December 31, 2023. Such objective evidence limits the ability to consider other subjective evidence, such as projections for future growth.
On the basis of this evaluation, as of December 31, 2023 and 2022, a full valuation allowance of $334.1 million and $367.0 million, respectively, has been recorded at Shift4 Payments, Inc. to recognize only the portion of the deferred tax asset that is more likely than not to be realized. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income during the carryforward period are increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as projections for growth.
As of December 31, 2023, the Company has $362.2 million federal and $312.0 million state net operating loss carryforwards, which are expected to expire on various dates as follows. The federal net operating loss carryforwards of $339.9 million generated in tax years after 2017 have an unlimited carryforward period, while the remaining $22.3 million generated in earlier tax years have a twenty years carryforward and will expire if unused between 2036 and 2037. The Company’s state net operating loss carryforwards are available to reduce future taxable income, which expire at various times through 2042.

Uncertain Tax Positions
The effects of uncertain tax positions are recognized in the consolidated financial statements if these positions meet a “more-likely-than-not” threshold. For those uncertain tax positions that are recognized in the consolidated financial statements, liabilities are established to reflect the portion of those positions it cannot conclude “more-likely-than-not” to be realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits within “Income tax (expense) benefit” in the Company’s Consolidated Statements of Operations. Accrued interest and penalties, if any, are included within “Deferred tax liability” in the Company’s Consolidated Balance Sheets. As of December 31, 2023 and 2022, $4.7 million and $8.0 million, respectively, of uncertain tax positions were recognized within “Other noncurrent liabilities” in the Company’s Consolidated Balance Sheets, which were primarily recognized in conjunction with acquisitions.
Below is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	Year Ended December 31,
	2023	2022	2021
Beginning balance	$8.0	$—	$0.3
Increase related to current year tax positions	0.8	0.9	—
Increase attributable to positions acquired through business combinations	0.9	7.1	—
Decrease attributable to measurement period adjustments	(5.0)
Decrease attributable to settlements with taxing authorities	—	—	(0.3)
Ending balance	$4.7	$8.0	$—

Total amount of interest and penalties recognized in the Consolidated Statements of Operations	$0.7	$0.1	$—
Total amount of interest and penalties recognized in the Consolidated Balance Sheets	$1.9	$1.8	$—
All of the unrecognized tax benefits reflected in the above table would affect the effective tax rate, if recognized.
The Company files income tax returns as required by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company may be subject to examination by federal and certain state and local tax authorities. As of December 31, 2023, the Company’s federal and state and local income tax years 2021 through 2023 remain open and are subject to examination. We are currently under examination by the Internal Revenue Service for the 2020 tax year.
The Company's open tax years by major taxing jurisdictions are as follows:

Jurisdiction	Open Tax Years
United States	2020 - 2023
Israel	2018 - 2023
Lithuania	2019 - 2023
Malta	2018 - 2023
Switzerland	2022 - 2023
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

As of December 31, 2023 and 2022, the Company recognized a TRA liability of $5.1 million and $1.7 million, respectively, after concluding it was probable that, based on estimates of future taxable income, the Company will realize tax benefits associated with the TRA. As of December 31, 2023, $1.8 million of the liability is recognized in “Accrued expenses and other current liabilities” on the Company’s Consolidated Balance Sheets and $3.3 million of the liability is recognized in “Other noncurrent liabilities” on the Company’s Consolidated Balance Sheets. As of December 31, 2023, the Company has not recognized the remaining $273.4 million liability under the TRA after concluding it was not probable that the Company will be able to realize the remaining tax benefits based on estimates of future taxable income. No payments were made to the Continuing Equity Owners and Blocker Shareholders pursuant to the TRA during the years ended December 31, 2023, 2022 or 2021. The estimation of liability under the tax receivable agreement is by its nature imprecise and subject to significant assumptions regarding the amount, character, and timing of the taxable income of Shift4 Payments, Inc. in the future. If the valuation allowance recorded against the deferred tax assets applicable to the tax attributes referenced above is released in a future period, the remaining TRA liability may be considered probable at that time and recorded within earnings.
If Rook were to exchange any of its LLC Interests subsequent to December 31, 2023, such exchanges could generate additional deferred tax assets and TRA liability. As of December 31, 2023, the estimated impact of the exchange of all of Rook’s LLC Interests was an additional deferred tax asset of approximately $545 million and a TRA liability of approximately $463 million.
Organization for Economic Co-operation and Development (“OECD”) - Pillar Two
In December 2021, the Organisation for Economic Co-operation and Development issued model rules for a new global minimum tax framework (“Pillar Two”), and various governments around the world have passed, or are in the process of passing, legislation on this. Certain Pillar Two rules take effect in 2024 and 2025, depending on whether a particular jurisdiction has integrated the legislation into local law. The Company is continuing to monitor these impacts on its operating footprint and anticipates an immaterial increase in income tax expense associated with jurisdictions that have implemented an income inclusion rule. The Company is continuing to monitor and assess the impacts of rules set to take effect in 2025, such as the under-taxed profits rule. The impacts of Pillar Two to the Company are subject to change based on expansion and future acquisitions within jurisdictions that the Company does not currently operate.
14.Lease Agreements
As Lessee
The Company has operating leases primarily for office and warehouse space. Most leases are not cancellable prior to their expiration. The Company accounts for leases in accordance with ASC 842 by recording right-of-use assets and lease liabilities. The right-of-use assets represent the Company’s right to use underlying assets for the lease term and the lease liability represents the Company's obligation to make lease payments under the leases. The Company determines if an agreement is or contains a lease at contract inception and exercises judgment and applies certain assumptions when determining the discount rate and lease term. ASC 842 requires a lessee to record a lease liability based on the discounted unpaid lease payments using the interest rate implicit in the lease or, if the rate cannot be readily determined, the incremental borrowing rate. Generally, the Company does not have knowledge of the rate implicit in the lease and, therefore, uses its incremental borrowing rate for a lease. The lease term includes the non-cancelable period of the lease plus any additional periods covered by an option to extend that the Company is reasonably certain to exercise.
The expected future payments related to leases with initial non-cancellable lease terms in excess of one year at December 31, 2023 are as follows:

2024	$8.9
2025	7.2
2026	5.9
2027	3.9
2028	1.8
Thereafter	1.6
Total lease payments	29.3
Less: Interest	(2.7)
Present value of minimum payments	$26.6

Total operating lease expense, which is included in “General and administrative expenses” in the Company’s Consolidated Statements of Operations, was $10.1 million, $6.6 million, and $6.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. Included in total operating lease expense for the years ended December 31, 2023 and 2022 is $0.9 million and $1.2 million, respectively, of expense recognized on short-term leases which were not capitalized under ASC 842. Included in total operating lease expense for the year ended December 31, 2023 is $2.0 million of variable expense.
Supplemental balance sheet information related to leases was as follows:

	December 31, 2023	December 31, 2022
Weighted average remaining in lease term (in years):	4.0	4.7
Weighted average discount rate	5.1%	3.9%
Operating lease payments included in operating cash flows were $7.2 million, $5.7 million and $6.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. Non-cash additions to operating lease assets were $6.2 million, $6.1 million and $2.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.
As Lessor
The Company provides hardware, including terminals and point-of-sale equipment, to its merchants under operating leases as the lessor. The Company’s operating leases generally include options to extend the contract for successive one-year periods. Extension options are not included in the determination of lease income unless, at lease inception, it is reasonably certain that the option will be exercised. The Company’s operating leases do not include purchase options.
Lease payments received are recognized as income on a straight-line basis over the term of the agreement in accordance with ASC 606 and classified as gross revenue on the Company’s Consolidated Statements of Operations.
Total lease income for the years ended December 31, 2023 and 2022 was $21.6 million and $18.3 million, respectively.
The Company expects to receive future minimum lease payments for hardware provided under the Company’s SaaS agreements of $13.0 million from January 1, 2024 through December 31, 2024.
15.Related Party Transactions
The Company has a service agreement with Jared Isaacman, the Company’s Chief Executive Officer and founder (“Founder”), including access to aircrafts and a property. Total expense for this service, which is included in “General and administrative expenses” in the Company’s Consolidated Statements of Operations, was $1.0 million for each of the years ended December 31, 2023, 2022 and 2021. There were no amounts outstanding at December 31, 2023 or 2022, respectively. In addition, during the year ended December 31, 2023, the Company made $2.9 million of distributions related to income taxes paid on behalf of Rook, which are included in “Distributions to noncontrolling interests” in the Company’s Consolidated Statements of Cash Flows.
In November 2021, the Company implemented a one-time discretionary equity award program for non-management employees. The Founder agreed to fund 50% of this program through a contribution of shares of his Class C common stock. As of December 31, 2023, the expected contribution from the Founder totaled 655,830 shares of his Class C common stock. The one-time discretionary equity award program will vest in three equal installments annually beginning in the third year. Vesting of the awards is subject to the continued employment of non-management employees.
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
In March 2021, the Founder, through a wholly-owned special purpose vehicle (“SPV”), entered into a variable prepaid forward contract (“VPF Contract”) with an unaffiliated dealer (“Dealer”), covering approximately 2.0 million shares of the Company’s Class A common stock. The VPF Contract settled on specified dates in February, March and April 2023, at which time the actual number of shares of the Company’s Class A common stock to be delivered by the SPV were determined based on the price of the Company’s Class A common stock on such dates relative to the forward floor price of $73.19 per share and the forward cap price of $137.24 per share, with the aggregate number not to exceed approximately 2.0 million shares, which is the number of shares of the Company’s Class B common stock and LLC units pledged by Rook to secure its obligations under the contract. During the year ended December 31, 2023, 1,997,133 shares of the Company’s Class B common stock owned by the SPV were effectively converted to Class A common stock and delivered to the SPV through the VPF Contract.

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
On August 18, 2023, a shareholder filed a putative securities class action against the Company and certain of its current and former executive officers in the U.S. District Court for the Eastern District of Pennsylvania, captioned O’Meara v. Shift4 Payments, Inc., et al., Case No. 5:23-cv-03206-JFL (the “O’Meara Action”). Plaintiff O’Meara seeks to represent purchasers of the Company’s securities between November 10, 2021 and April 18, 2023. On October 13, 2023, another shareholder represented by the same law firm as O’Meara filed a similar complaint against the same defendants in the same court, captioned Baer v. Shift4 Payments, Inc., et al., Case No. 5:23-cv-03969-JFL (the “Baer Action”). Plaintiff Baer seeks to represent purchasers of the Company’s securities between June 5, 2020, and April 18, 2023. Both complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, based on allegedly false and misleading statements about the Company’s business, operations, and compliance policies, and both seek unspecified damages. On October 19, 2023, Plaintiff Baer filed a motion to consolidate the O’Meara Action and the Baer Action and appoint Baer as lead plaintiff. Once a lead plaintiff is appointed, a consolidated amended complaint will be filed, which the Company expects to move to dismiss on behalf of all defendants.
On November 3, 2023, the court consolidated the O’Meara and Baer Actions and appointed Plaintiff Baer as the lead plaintiff in the consolidated action. Lead Plaintiff Baer and Plaintiff O’Meara filed an amended complaint on January 5, 2024, purportedly brought on behalf of purchasers of the Company’s securities between June 5, 2020 and April 18, 2023, and alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, based on allegedly false and misleading statements about the Company’s business, operations, and compliance policies. The Company moved to dismiss the consolidated amended complaint on February 19, 2024. A hearing is not yet scheduled on the Company’s motion to dismiss.
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
Prior Programs
In 2021 and 2022, the Company’s Board of Directors (the “Board”) authorized three sequential stock repurchase programs (the “Prior Programs”), pursuant to which the Company was authorized to repurchase up to an aggregate of $250.0 million of shares of its Class A common stock through December 31, 2022.
In May 2023, the Board authorized a new stock repurchase program (the “May 2023 Program”), pursuant to which the Company was authorized to repurchase up to $250.0 million of shares of its Class A common stock through December 31, 2023.
During the year ended December 31, 2023, the Company repurchased 1,663,311 shares of Class A common stock under the May 2023 Program for $105.4 million, including commissions paid, at an average price paid of $63.33 per share. During the year ended December 31, 2022, the Company repurchased 3,887,191 shares of Class A common stock under the Prior Programs for $184.4 million, including commissions paid, at an average price paid of $47.40 per share.
December 2023 Program
In December 2023, the Board authorized a new stock repurchase program (the “December 2023 Program”), pursuant to which the Company is authorized to repurchase up to $250.0 million shares of its Class A common stock between January 1, 2024 and December 31, 2024.
Repurchases under the December 2023 Program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and corporate needs. Open market repurchases will be structured to occur within the pricing and volume requirements of Rule 10b-18. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares pursuant to the December 2023 Program.
The December 2023 Program does not obligate the Company to acquire any particular amount of common stock. The December 2023 Program may be extended, modified, suspended or discontinued at any time at the Company’s discretion.
18.Noncontrolling Interests
Shift4 Payments, Inc. is the sole managing member of Shift4 Payments, LLC, and consolidates the financial results of Shift4 Payments, LLC. The noncontrolling interests balance represents the economic interest in Shift4 Payments, LLC held by Rook. The following table summarizes the ownership of LLC Interests in Shift4 Payments, LLC:

	December 31, 2023		December 31, 2022
	LLC Interests	Ownership %	LLC Interests	Ownership %
Shift4 Payments, Inc. (a)	66,100,484	73.5%	57,121,314	68.9%
Rook	23,831,883	26.5%	25,829,016	31.1%
Total	89,932,367	100.0%	82,950,330	100.0%
(a) December 31, 2023 included 3.7 million shares related to the acquisition of Finaro that had been committed but not issued. These shares will be issued over the course of 2024, in accordance with the terms of the acquisition.
Rook has the right to require the Company to redeem their LLC Interests for, at the option of the Company, determined solely by the Company’s independent directors, newly-issued shares of Class A common stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each LLC Interest redeemed. In connection with the exercise of the redemption or exchange of LLC Interests, (1) Rook will be required to surrender a number of shares of Class B common stock, which the Company will cancel for no consideration on a one-for-one basis with the number of LLC Interests so redeemed or exchanged and (2) Rook will surrender LLC Interests to Shift4 Payments, LLC for cancellation.

19.Equity-based Compensation
The Company recognized equity-based compensation expense of $57.4 million and $49.6 million and $40.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.
2020 Incentive Award Plan
The Company’s 2020 Incentive Award Plan, as amended and restated in June 2022 (the “Restated Equity Plan”), provides for the grant of RSUs, PRSUs, stock options, restricted stock dividend equivalents, stock payments, stock appreciation rights, and other stock or cash awards. The number of shares available for issuance is subject to an annual increase on the first day of each year beginning in 2023 and ending in and including 2032, equal to the lesser of (1) 2% of the shares outstanding (on an as-converted basis, taking into account any and all securities convertible into, or exercisable, exchangeable or redeemable for, shares of Class A common stock (including LLC Interests of Shift4 Payments, LLC)) on the last day of the immediately preceding fiscal year and (2) such smaller number of shares as determined by the Board.
As of December 31, 2023, a maximum of 861,794 shares of the Company’s Class A common stock were available for issuance under the Restated Equity Plan. The Company expects to make 1,770,724 additional shares of Class A common stock available for issuance under the Restated Equity Plan in the first quarter of 2024.
RSUs and PRSUs
RSUs and PRSUs represent the right to receive shares of the Company’s Class A common stock at a specified date in the future. The following table presents the expected number of shares that are expected to vest in each year as of December 31, 2023, subject to continued service:

	2024	2025	2026	2027	2028	Total
Granted in 2021	319,019	217,845	219,390	—	—	756,254
Granted in 2022	216,407	207,934	80,436	81,160	—	585,937
Granted in 2023	239,868	334,109	264,426	144,636	19,980	1,003,019
Total	775,294	759,888	564,252	225,796	19,980	2,345,210

The RSU and PRSU activity was as follows:

	Number of RSUs and PRSUs	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2020	4,840,508	$24.35
Granted	1,480,962	58.98
Vested	(3,876,928)	23.98
Forfeited or cancelled	(41,848)	51.91
Unvested balance at December 31, 2021	2,402,694	43.28
Granted	1,143,956	45.20
Vested	(825,720)	35.51
Forfeited or cancelled	(255,575)	54.75
Unvested balance at December 31, 2022	2,465,355	47.57
Granted	1,415,102	63.87
Vested	(1,096,241)	44.19
Forfeited or cancelled	(439,006)	55.22
Unvested balance at December 31, 2023	2,345,210	$57.35
The grant date fair value of RSUs and PRSUs subject to continued service or those that vest immediately was determined based on the price of the Company’s Class A common stock on the grant date.
As of December 31, 2023, the Company had $95.4 million of total unrecognized equity-based compensation expense related to outstanding RSUs and PRSUs, which is expected to be recognized over a weighted-average period of 2.71 years.

20.Basic and Diluted Net Income (Loss) per Share
Basic net income (loss) per share has been computed by dividing net income (loss) attributable to common shareholders by the weighted average number of shares of common stock outstanding for the same period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period in which the shares were outstanding. Diluted net income (loss) per share has been computed in a manner consistent with that of basic net income (loss) per share while giving effect to all shares of potentially dilutive common stock that were outstanding during the period. The following table presents the calculation of basic and diluted net income (loss) per share under the two-class method.

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$122.9	$86.7	$(74.0)
Less: Net income (loss) attributable to noncontrolling interests	36.7	11.6	(25.8)
Net income (loss) attributable to Shift4 Payments, Inc.	86.2	75.1	(48.2)
Adjustment to net income (loss) attributable to common stockholders	—	—	(0.7)
Net income (loss) attributable to common stockholders	$86.2	$75.1	$(48.9)

Numerator - allocation of net income (loss) attributable to common stockholders:
Net income (loss) allocated to Class A common stock - basic	$83.4	$69.9	$(42.4)
Reallocation of net income attributable to common stockholders due to effect of dilutive securities	0.7	12.7	—
Net income (loss) allocated to Class A common stock - diluted	$84.1	$82.6	$(42.4)

Net income (loss) allocated to Class C common stock - basic	$2.8	$5.2	$(6.5)
Reallocation of net income attributable to common stockholders due to effect of dilutive securities	—	(1.1)	—
Net income (loss) allocated to Class C common stock - diluted	$2.8	$4.1	$(6.5)

Denominator:
Weighted average shares of Class A common stock outstanding - basic (a)	57,738,871	52,303,968	47,594,839
Effect of dilutive securities:
LLC Interests	—	26,002,825	—
RSUs	1,112,793	596,944	—
Contingent shares	196,686	—	—
Weighted average shares of Class A common stock outstanding - diluted	59,048,350	78,903,737	47,594,839

Weighted average shares of Class C common stock outstanding - basic and diluted	1,942,054	3,864,579	7,329,534

Net income (loss) per share - Basic:
Class A common stock	$1.45	$1.34	$(0.89)
Class C common stock	$1.45	$1.34	$(0.89)
Net income (loss) per share - Diluted:
Class A common stock	$1.43	$1.05	$(0.89)
Class C common stock	$1.43	$1.05	$(0.89)
(a) For the years ended December 31, 2023 and 2022, included 3,741,398 and 78,285 shares that had been committed but not issued as of December 31, 2023 and 2022, respectively. Committed but not issued shares as of December 31, 2023 primarily relate to the acquisition of Finaro.

The following were excluded from the calculation of diluted net income (loss) per share as the effect would be anti-dilutive:

	Year Ended December 31,
	2023	2022	2021
LLC Interests that convert into potential Class A common shares	24,256,531	—	26,272,654
RSUs	40,890	19,542	2,402,694
Total	24,297,421	19,542	28,675,348
Diluted EPS was computed using the treasury stock method for RSUs and the if-converted method for convertible instruments.
For the year ended December 31, 2023, the Company has excluded from the calculation of diluted net income per share the effect of the following:
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
For the year ended December 31, 2021, the Company has excluded from the calculation of diluted net loss per share the effect of the conversion of the 2025 Convertible Notes and 2027 Convertible Notes, as the last reported sales price of the Company’s Class A common stock was less than the conversion price, per the terms of each respective agreement.
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
No single customer accounted for more than 10% of the Company’s revenue during the years ended December 31, 2023, 2022 and 2021.
Geographical Information
The following table presents a disaggregation of the Company’s revenue by geography:

	Year Ended December 31,
(in millions)	2023	2022	2021
U.S.	$2,463.7	$1,985.6	$1,367.5
International	101.1	8.0	—
Gross revenue	$2,564.8	$1,993.6	$1,367.5

The following table summarizes long-lived assets based on geography, which consist of Equipment for lease, net, Property, plant and equipment, net, and ROU assets:

	As of December 31,
(in millions)	2023	2022
U.S.	$169.2	$122.5
International	5.3	—
Total long-lived assets	$174.5	$122.5
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.
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
The Company acquired Focus POS Systems (“Focus”), SpotOn Technologies, Inc.’s sports and entertainment division, formerly known as Appetize (“Appetize”), and Credorax, Inc. d/b/a Finaro (“Finaro”) during the year ended December 31, 2023. Management excluded Focus, Appetize and Finaro from its assessment of internal control over financial reporting as of December 31, 2023 because they were acquired by the Company in business combinations during 2023. These excluded internal controls were associated with less than 15% of total assets and less than 5% of total revenue included in the consolidated financial statements of the Company as of and for the year ended December 31, 2023. Finaro represents 14% and 3% of the related consolidated financial statement amounts, respectively. The Company is in the process of incorporating Focus, Appetize and Finaro into its internal control over financial reporting.
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the Internal Control - Integrated Framework (2013). Based on this assessment, management concluded the Company’s internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
On November 10, 2023, Taylor Lauber, President & Chief Strategy Officer, adopted a “Rule 10b5-1 trading arrangement” as defined in Item 408(a) of Regulation S-K. The plan provides for the periodic sale of up to 40,000 shares of Class A common stock between February 9, 2024 and December 31, 2024.
Other than as described above, during the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information relating to our executive officers and directors is included in Part I, Item 1 of this Form 10-K under the heading “Information about our Executive Officers and Directors.” The remaining information with respect to this Item will be set forth under the headings “Proposal 1—Election of Directors,” “Executive Officers,” “Corporate Governance,” “Committees of the Board” and, if applicable, “Delinquent Section 16(a) Reports.” in our proxy statement for the 2024 annual meeting of stockholders (the “2024 Proxy Statement”), which will be filed with the SEC no later than 120 days after December 31, 2023, and is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
Information with respect to this Item will be set forth under the headings “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in our 2024 Proxy Statement, which will be filed with the SEC no later than 120 days after December 31, 2023 and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to this Item will be set forth under the headings “Security Ownership of Certain Beneficial Owners and Management,” “Director Compensation,” and “Securities Authorized For Issuance under Equity Compensation Plans” in our 2024 Proxy Statement, which will be filed with the SEC no later than 120 days after December 31, 2023 and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information with respect to this Item will be set forth under the headings “Certain Relationships and Related Person Transactions” and “Corporate Governance” in our 2024 Proxy Statement, which will be filed with SEC no later than 120 days after December 31, 2023 and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to this Item will be set forth under the heading “Independent registered Public Accounting Firm Fees and Other Matters” in our 2024 Proxy Statement, which will be filed with the SEC no later than 120 days after December 31, 2023 and is incorporated herein by reference.

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
(a)(3) Exhibits
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.
INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed/Furnished Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation Shift4 Payments, Inc.	S-8	333-239042	4.1	06/09/2020

3.2	Amended and Restated By-Laws of Shift4 Payments, Inc.	S-8	333-239042	4.2	06/09/2020

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock.	S-1/A	333-238307	4.1	06/01/2020

4.2	Description of Capital Stock	10-K	001-39313	4.2	03/08/2021

4.3	Indenture, by and among Shift4 Payments, LLC, Shift4 Payments Finance Sub, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee, dated October 29, 2020 (and Form of Note).	8-K	001-39313	4.1	10/29/2020

4.4	Indenture, dated as of December 7, 2020, between Shift4 Payments, Inc. and U.S. Bank National Association, as trustee (and Form of Global Note)	8-K	001-39313	4.1	12/07/2020

4.5	Indenture dated as of July 26, 2021, between Shift4 Payments, Inc. and U.S. Bank National Association, as trustee (and Form of Global Note)	8-K	001-39313	4.1	07/26/2021

4.6	Fourth Supplemental Indenture dated March 16, 2022, 4.625% Senior Notes due 2026	10-Q/A	001-39313	4.5	11/08/2022

10.1	Tax Receivable Agreement, dated June 4, 2020.	10-Q	001-39313	10.1	08/12/2020

10.2	LLC Agreement of Shift4 Payments, LLC, dated June 4, 2020.	10-Q	001-39313	10.2	08/12/2020

10.3	Stockholders Agreement, dated June 4, 2020.

10.4	Registration Rights Agreement, dated June 4, 2020	10-Q	001-39313	10.4	08/12/2020

10.5	Purchase Agreement, by and between Shift4 Payments, Inc. and Rook Holdings, Inc., dated May 31, 2020.	S-1/A	333-238307	10.20	06/01/2020

10.6	Amended and Restated First Lien Credit Agreement, dated January 29, 2021.	8-K	001-39313	10.1	02/02/2021

10.7#	Shift4 Payments, Inc. Amended and Restated 2020 Incentive Award Plan	8-K	001-39313	10.1	06/13/2022

10.8#	Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement (No Continued Employment).	S-1/A	333-238307	10.11	06/01/2020

10.9#	Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement (Continued Employment).	S-1/A	333-238307	10.12	06/01/2020

10.10#	Non-Employee Director Compensation Policy.	S-1/A	333-238307	10.18	06/01/2020

10.11#	Form of Indemnification Agreement for Executive Officers and Directors.	S-1/A	333-238307	10.19	06/01/2020

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed/Furnished Herewith
		Form	File No.	Exhibit	Filing Date

10.12#	Employment Agreement, by and between Shift4 Payments, Inc. and Jared Isaacman, dated May 31, 2020.	10-Q	001-39313	10.11	08/12/2020

10.13#	Employment Agreement by and between Shift 4 Payments, LLC and David T. Lauber, dated February 12, 2018.	10-K/A	001-39313	10.13	11/08/2022

10.14#	Employment Agreement, by and between Shift4 Payments, Inc. and Nancy Disman, dated August 3, 2022.	10-Q	001-39313	10.1	11/08/2022

10.15	Second Lien Credit Agreement, dated as of November 30, 2017, among Shift4 Payments, LLC (f/k/a Lighthouse Network, LLC) as borrower, any holder of the borrower’s Class A common units and subsidiaries of the borrower identified therein, as guarantors, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and the lenders from time to time party thereto	S-1/A	333-238307	10.9	06/03/2020

10.16***	Merger Agreement by and among Credorax Inc., Shift4 Payments, LLC, Shift4 (BVI) Limited, Krieg Merger Sub Limited, and the other parties thereto, dated as of March 1, 2022.	10-Q/A	001-39313	10.1	11/08/2022

10.17****	Second Amended and Restated Credit Agreement, dated July 1, 2023.	10-Q	001-39313	10.1	11/09/2023

21.1	Subsidiaries of Shift4 Payments, Inc.					*

23.1	Consent of PricewaterhouseCoopers LLP, as to Shift4 Payments, Inc.					*

31.1	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.					**

97.1#	Shift4 Payments, Inc. Policy for Recovery of Erroneously Awarded Compensation					*

101.INS	Inline XBRL Instance Document - the instance document appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*

104	Cover Page Interactive Data File (formatting as Inline XBRL and contained in Exhibit 101)					*
*    Filed herewith.
**    Furnished herewith.
***    Portions of this exhibit (indicated by asterisks) have been omitted pursuant to Regulation S-K, Item 601(b)(10). Such omitted information is not material and the Registrant customarily and actually treats such information as private or confidential. Additionally, schedules (and/or similar attachments) to this exhibit have been omitted pursuant to Regulation S-K, Item 601(a)(5). The Company undertakes to furnish supplemental copies of any of the omitted schedules or similar attachments upon request by the SEC.
****    Schedules (and/or similar attachments) to this exhibit have been omitted pursuant to Regulation S-K, Item 601(a)(5). The Company undertakes to furnish supplemental copies of any of the omitted schedules or similar attachments upon request by the SEC.

#    Indicates management contract or compensatory plan or arrangement in which any director or executive officer participates.
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Shift4 Payments, Inc.

		By:	/s/ Jared Isaacman
Jared Isaacman
Chief Executive Officer (principal executive officer)
Date:	February 29, 2024

		By:	/s/ Nancy Disman
Nancy Disman
Chief Financial Officer (principal financial and accounting officer)
Date:	February 29, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jared Isaacman	Chief Executive Officer and Director	February 29, 2024
Jared Isaacman	(principal executive officer)

/s/ Nancy Disman	Chief Financial Officer	February 29, 2024
Nancy Disman	(principal financial and accounting officer)

/s/ Sam Bakhshandehpour	Director	February 29, 2024
Sam Bakhshandehpour

/s/ Christopher Cruz	Director	February 29, 2024
Christopher Cruz

/s/ Karen Roter Davis	Director	February 29, 2024
Karen Roter Davis

/s/ Sarah Goldsmith-Grover	Director	February 29, 2024
Sarah Goldsmith-Grover

/s/ Jonathan Halkyard	Director	February 29, 2024
Jonathan Halkyard

/s/ Donald Isaacman	Director	February 29, 2024
Donald Isaacman