Form 10-Q
period 2024-03-31
Shift4 Payments, Inc.
filed 2024-05-10
CIK 1794669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Yes ☐ No ☒
As of May 3, 2024, there were 62,018,362 shares of the registrant’s Class A common stock, $0.0001 par value per share, outstanding, 23,831,883 shares of the registrant’s Class B common stock, $0.0001 par value per share, outstanding and 1,694,915 shares of the registrant’s Class C common stock, $0.0001 par value per share, outstanding.

SHIFT4 PAYMENTS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report, including, without limitation, statements relating to our position as a leader within our industry, our future results of operations and financial position, business strategy and plans, and objectives of management for future operations, including, among others, statements regarding expected growth, international expansion, future capital expenditures, debt covenant compliance, financing activities, and debt service obligations, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions, though not all forward-looking statements can be identified by such terms or expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to, those factors described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on February 29, 2024 (the “2023 Form 10-K”).
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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)(in millions, except share and per share amounts)

	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$522.9	$455.0
Restricted cash	57.3	84.4
Settlement assets	316.4	321.2
Accounts receivable, net	252.2	256.8
Inventory	2.7	3.4
Prepaid expenses and other current assets	39.3	32.5
Total current assets	1,190.8	1,153.3
Noncurrent assets
Equipment for lease, net	133.0	123.1
Property, plant and equipment, net	27.3	28.6
Right-of-use assets	20.9	22.8
Investments in securities	73.1	62.2
Collateral held by the card networks	37.5	37.7
Goodwill	1,107.4	1,111.3
Residual commission buyouts, net	208.8	229.6
Capitalized customer acquisition costs, net	55.6	51.7
Other intangible assets, net	534.4	548.8
Other noncurrent assets	19.0	18.7
Total assets	$3,407.8	$3,387.8
Liabilities and Stockholders' Equity
Current liabilities
Settlement liabilities	$308.7	$315.2
Accounts payable	224.4	204.6
Accrued expenses and other current liabilities	94.6	83.9
Deferred revenue	14.7	20.6
Bank deposits	50.5	72.3
Current lease liabilities	7.4	7.8
Total current liabilities	700.3	704.4
Noncurrent liabilities
Long-term debt	1,752.3	1,750.2
Deferred tax liability	27.6	28.7
Noncurrent lease liabilities	17.0	18.8
Other noncurrent liabilities	14.8	17.3
Total liabilities	2,512.0	2,519.4
Commitments and contingencies (Note 16)
Stockholders' equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized at March 31, 2024 and December 31, 2023, none issued and outstanding	—	—
Class A common stock, $0.0001 par value per share, 300,000,000 shares authorized, 60,815,224 and 60,664,171 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Class B common stock, $0.0001 par value per share, 100,000,000 shares authorized, 23,831,883 shares issued and outstanding at both March 31, 2024 and December 31, 2023	—	—
Class C common stock, $0.0001 par value per share, 100,000,000 shares authorized, 1,694,915 shares issued and outstanding at both March 31, 2024 and December 31, 2023	—	—
Additional paid-in capital	997.1	985.9
Accumulated other comprehensive income	3.5	14.1
Retained deficit	(326.1)	(346.7)
Total stockholders' equity attributable to Shift4 Payments, Inc.	674.5	653.3
Noncontrolling interests	221.3	215.1
Total stockholders' equity	895.8	868.4
Total liabilities and stockholders' equity	$3,407.8	$3,387.8
See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (in millions, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Gross revenue	$707.4	$547.0
Cost of sales (exclusive of certain depreciation and amortization expense shown separately below)	(519.6)	(401.6)
General and administrative expenses	(107.1)	(85.7)
Revaluation of contingent liabilities	(2.1)	(7.0)
Depreciation and amortization expense (a)	(44.8)	(35.3)
Professional expenses	(8.0)	(6.1)
Advertising and marketing expenses	(4.4)	(2.5)
Income from operations	21.4	8.8
Interest income	5.4	7.6
Other income, net	1.4	0.1
Unrealized gain on investments in securities	11.0	8.9
Change in TRA liability	(1.2)	(0.5)
Interest expense	(8.1)	(8.1)
Income before income taxes	29.9	16.8
Income tax benefit (expense)	(1.4)	3.6
Net income	28.5	20.4
Less: Net income attributable to noncontrolling interests	7.9	5.6
Net income attributable to Shift4 Payments, Inc.	$20.6	$14.8

Basic net income per share
Class A net income per share - basic	$0.31	$0.26
Class A weighted average common stock outstanding - basic	64,444,479	55,236,204
Class C net income per share - basic	$0.31	$0.26
Class C weighted average common stock outstanding - basic	1,694,915	2,241,648

Diluted net income per share
Class A net income per share - diluted	$0.31	$0.24
Class A weighted average common stock outstanding - diluted	65,962,229	82,238,704
Class C net income per share - diluted	$0.31	$0.24
Class C weighted average common stock outstanding - diluted	1,694,915	2,241,648
See accompanying notes to unaudited condensed consolidated financial statements.
(a)Depreciation and amortization expense includes depreciation of equipment under lease of $11.9 million and $7.2 million for the three months ended March 31, 2024 and 2023, respectively.

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (in millions)

	Three Months Ended March 31,
	2024	2023
Net income	$28.5	$20.4
Other comprehensive income (loss)
Unrealized gain (loss) on foreign currency translation adjustment	(14.5)	3.0
Comprehensive income	14.0	23.4
Less: Comprehensive income attributable to noncontrolling interests	4.0	6.5
Comprehensive income attributable to Shift4 Payments, Inc.	$10.0	$16.9
See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited) (in millions, except share amounts)

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2023	60,664,171	$—	23,831,883	$—	1,694,915	$—	$985.9	$(346.7)	$14.1	$215.1	$868.4
Net income	—	—	—	—	—	—	—	20.6	—	7.9	28.5
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(0.3)	(0.3)
Equity-based compensation	—	—	—	—	—	—	22.8	—	—	—	22.8
Vesting of restricted stock units, net of tax withholding	151,053	—	—	—	—	—	(11.6)	—	—	2.5	(9.1)
Other comprehensive loss	—	—	—	—	—	—	—	—	(10.6)	(3.9)	(14.5)
Balances at March 31, 2024	60,815,224	$—	23,831,883	$—	1,694,915	$—	$997.1	$(326.1)	$3.5	$221.3	$895.8

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2022	54,153,218	$—	25,829,016	$—	2,889,811	$—	$702.6	$(363.6)	$8.3	$133.3	$480.6
Net income	—	—	—	—	—	—	—	14.8	—	5.6	20.4
Issuance of Class A common stock and contingent share earnout in connection with an acquisition	27,780	—	—	—	—	—	5.5	—	—	2.1	7.6
Exchange of shares held by Rook	2,465,770	—	(1,666,665)	—	(799,105)	—	4.9	—	—	(4.9)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(1.8)	(1.8)
Equity-based compensation	—	—	—	—	—	—	21.9	—	—	—	21.9
Vesting of restricted stock units, net of tax withholding	123,846	—	—	—	—	—	(4.7)	—	—	(0.6)	(5.3)
Other comprehensive income	—	—	—	—	—	—	—	—	2.1	0.9	3.0
Balances at March 31, 2023	56,770,614	$—	24,162,351	$—	2,090,706	$—	$730.2	$(348.8)	$10.4	$134.6	$526.4
See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in millions)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net income	$28.5	$20.4
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	66.1	47.6
Equity-based compensation expense	22.8	20.9
Revaluation of contingent liabilities	2.1	7.0
Unrealized gain on investments in securities	(11.0)	(8.9)
Change in TRA liability	1.2	0.5
Amortization of capitalized financing costs	2.1	2.1
Provision for bad debts	1.8	3.2
Deferred income taxes	—	(5.6)
Unrealized foreign exchange gains	(1.4)	—
Other noncash items	(1.1)	0.3
Change in operating assets and liabilities
Settlement activity, net	(58.3)	—
Accounts receivable	0.5	(17.1)
Prepaid expenses and other assets	(8.5)	0.1
Inventory	0.7	0.7
Capitalized customer acquisition costs	(9.5)	(7.3)
Accounts payable	21.4	5.3
Accrued expenses and other liabilities	6.1	5.9
Payments on contingent liabilities in excess of initial fair value	(0.3)	—
Right-of-use assets and lease liabilities, net	(0.2)	0.1
Deferred revenue	(6.3)	4.2
Net cash provided by operating activities	56.7	79.4

Investing activities
Acquisitions, net of cash acquired	—	(1.2)
Acquisition of equipment to be leased	(24.4)	(14.7)
Capitalized software development costs	(14.7)	(10.7)
Acquisition of property, plant and equipment	(1.3)	(2.7)
Residual commission buyouts	(0.9)	(2.1)
Proceeds from sale of investments in securities	1.6	—
Net cash used in investing activities	(39.7)	(31.4)

Financing activities
Payments for withholding tax related to vesting of restricted stock units	(9.1)	(5.3)
Payments on contingent liabilities	(0.1)	(0.3)
Distributions to noncontrolling interests	(0.3)	(1.4)
Net change in bank deposits	(20.3)	—
Net cash used in financing activities	(29.8)	(7.0)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(6.5)	0.4
Change in cash and cash equivalents and restricted cash	(19.3)	41.4

Cash and cash equivalents and restricted cash, beginning of period	721.8	776.5
Cash and cash equivalents and restricted cash, end of period	$702.5	$817.9
See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share and per share amounts)
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
Basis of Presentation
The accompanying interim condensed consolidated financial statements of the Company are unaudited. These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. These financial statements do not include all information and footnotes required by U.S. GAAP for complete financial statements. The December 31, 2023 Condensed Consolidated Balance Sheet was derived from audited financial statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments consisting only of normal recurring adjustments necessary to state fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP applicable to interim periods. The results of operations for the interim periods presented are not necessarily indicative of results for the full year or future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the fiscal year ended December 31, 2023, as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 Form 10-K”).
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
The assets and liabilities of Shift4 Payments, LLC represent substantially all of the consolidated assets and liabilities of Shift4 Payments, Inc. with the exception of certain cash balances, amounts payable under the Tax Receivable Agreement (“TRA”), and the aggregate principal amount of $690.0 million of 2025 Convertible Notes and $632.5 million of 2027 Convertible Notes (together, the “Convertible Notes”) that are held by Shift4 Payments, Inc. directly. As of March 31, 2024 and December 31, 2023, $4.1 million and $3.6 million of cash, respectively, was directly held by Shift4 Payments, Inc. As of March 31, 2024 and December 31, 2023, the TRA liability was $6.3 million and $5.1 million, respectively. In connection with the issuance of the Convertible Notes, Shift4 Payments, Inc. entered into Intercompany Convertible Notes with Shift4 Payments, LLC, whereby Shift4 Payments, Inc. provided the net proceeds from the issuance of the Convertible Notes to Shift4 Payments, LLC in the amount of $1,322.5 million. Shift4 Payments, Inc., which was incorporated on November 5, 2019, has not had any material operations on a standalone basis since its inception, and all of the operations of the Company are carried out by Shift4 Payments, LLC and its subsidiaries.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s unaudited condensed consolidated financial statements and accompanying notes. Significant estimates inherent in the preparation of the accompanying unaudited condensed consolidated financial statements include estimates of fair value of acquired assets and liabilities through business combinations, fair value of contingent liabilities related to earnout payments, deferred income tax valuation allowances, amounts associated with the Company’s tax receivable agreement with Rook and certain affiliates of Searchlight Capital Partners, L.P. (together, the “Continuing Equity Owners”), fair value of debt instruments, allowance for doubtful accounts, income taxes, investments in securities and noncontrolling interests. Estimates are based on past experience and other considerations reasonable under the circumstances. Actual results may differ from these estimates.

Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 1 to Shift4 Payments, Inc.’s consolidated financial statements as of and for the year ended December 31, 2023 in the 2023 Form 10-K. There have been no significant changes to these policies which have had a material impact on the Company’s unaudited condensed consolidated financial statements and related notes during the three months ended March 31, 2024.
Cash and Cash Equivalents and Restricted Cash
Highly liquid investments with maturities of three months or less at the date of purchase are considered to be cash equivalents and are stated at cost, which approximates fair value. The Company’s cash equivalents consist of highly liquid investments in money market funds.
The Company classifies certain cash that is not available for use in its operations as restricted. Substantially all of the Company’s Restricted cash balance is related to a deposit in its U.S. sponsor bank merchant settlement account.
In the fourth quarter of fiscal 2023, the Company acquired Credorax, Inc. d/b/a Finaro (“Finaro”). Finaro’s principal activities consist of the provision of integrated acquiring and payment processing services to merchants located in Europe and the United Kingdom (the “U.K.”). Unlike the Company’s U.S. business, Finaro operates as a full acquirer, and without a sponsor bank like the Company has historically operated with in the U.S. As a result, the Company’s European and U.K. business includes settlement processing assets and liabilities. These assets primarily include settlement-related cash and funds receivable from card networks. Cash and cash equivalents held on behalf of merchants and other payees are included within “Settlement assets” on the unaudited Condensed Consolidated Balance Sheet. The changes in settlement cash and cash equivalents are included within “Settlement activity, net” within Operating activities on the Company’s unaudited Condensed Consolidated Statements of Cash Flows. The following table provides a reconciliation between cash and cash equivalents on the unaudited Condensed Consolidated Balance Sheets and the unaudited Condensed Consolidated Statements of Cash Flows:

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$522.9	$455.0
Restricted cash	57.3	84.4
Cash and cash equivalents included in Settlement assets	122.3	182.4
Total cash and cash equivalents and restricted cash on the unaudited Condensed Consolidated Statements of Cash Flows	$702.5	$721.8
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
Settlement Assets and Liabilities
Settlement assets and liabilities are balances related to the settlement process which involves the transferring of funds between card issuers, merchants and other third parties. The Company currently operates under two different models: (1) a sponsorship model and (2) a direct member model. In the U.S., the Company operates under the sponsorship model and outside the U.S. the Company primarily operates under the direct member model. The Company’s operations outside the U.S. are primarily related to the business of Finaro, which was acquired in October of 2023.
Sponsorship Model
In the U.S., the Company operates under the sponsorship model. In order for the Company to provide payment processing services, Visa, MasterCard and other payment networks require sponsorship by a member clearing bank. The Company has an agreement with banks and financial institutions (the “Sponsoring Member”), to provide sponsorship services to the Company. The sponsorship services allow the Company to route transactions under the Sponsoring Members’ membership to clear card transactions through card networks. Under this model, the standards of the payment networks restrict the Company from performing funds settlement and require that these funds be in the possession of the Sponsoring Member until the merchant is funded. Accordingly, settlement assets and obligations resulting from the submission of settlement files to the network or cash received from the network in advance of funding the network are the responsibility of the Sponsoring Member and are not recorded on the Company’s unaudited Condensed Consolidated Balance Sheets.

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
Amounts included on the unaudited Condensed Consolidated Balance Sheets as Collateral held by card networks relate to collateral required by the card networks to operate as a direct member.
Recent Accounting Pronouncements
Accounting Pronouncements Adopted
In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-03, Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, to clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring the fair value of the equity security. ASU 2022-03 also clarifies that an entity cannot recognize and measure a contractual sale restriction as a separate unit of account. The amendments in ASU 2022-03 became effective for the Company on January 1, 2024 on a prospective basis. The adoption did not have a significant impact on the Company’s unaudited condensed consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures, which provides qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation by jurisdiction of income taxes paid. The amendments in ASU 2023-09 are effective for fiscal 2025, with early adoption permitted. The amendments should be applied prospectively, however, retrospective application is also permitted. The Company does not plan to early adopt ASU 2023-09 and is evaluating the impact of the amendments on the Company’s unaudited condensed consolidated financial statements.
In March 2024, the SEC adopted new rules designed to enhance public company disclosures related to the risks and impacts of climate-related matters. The rules amend the provisions of both Regulation S-K and Regulation S-X and will be required in annual reports and registration statements. Amendments to Regulation S-K require disclosure of climate-related risks, transition plans, targets and goals, risk management and governance. Amendments to Regulation S-X require disclosure of the financial effects of severe weather events and other natural conditions as well as the use of carbon offsets or renewable energy credits. In April 2024, the SEC issued an order to stay the rules pending the completion of judicial review of multiple petitions challenging the rules. Disclosure requirements will begin phasing in for fiscal years beginning on or after January 1, 2025, subject to legal challenges and the SEC’s voluntary stay of the disclosure requirements. The Company will continue to assess the impact of these new rules on its financial statements while the stay is in place.
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

(c) The Company agreed to pay additional cash consideration to the sellers equal to the proceeds realized from the sale of an investment in certain securities held by Finaro, when and if realized, after the deduction of tax payments, if any. The fair value of the contingent consideration was included in the initial purchase consideration and will be revalued quarterly until settlement. As of March 31, 2024, the fair value of the contingent consideration was $4.0 million.

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

Settlement assets, excluding cash (a)	$67.6
Accounts receivable	15.2
Investments in securities	2.2
Prepaid expenses and other current assets	10.9
Goodwill (b)	281.3
Acquired technology	130.0
Merchant relationships	75.0
Banking license	3.0
Property, plant and equipment	2.3
Collateral held by the card networks	36.4
Right-of-use assets	3.0
Other noncurrent assets	4.1
Settlement liabilities	(193.5)
Accounts payable	(13.0)
Accrued expenses and other current liabilities	(7.5)
Bank deposits	(70.5)
Current lease liabilities	(1.4)
Noncurrent lease liabilities	(1.6)
Deferred tax liability	(10.4)
Other noncurrent liabilities	(2.3)
Net assets acquired	$330.8

(a) Excludes settlement-related cash of $134.9 million.
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
In connection with the transaction, the Company also entered into compensation arrangements with employees of Finaro. In aggregate, these agreements included approximately $25.0 million of restricted stock units that were issued in the first quarter of 2024 and vest over three years. These awards are accounted for as compensation expense.
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

Accounts receivable	$14.0
Inventory	1.2
Prepaid expenses and other current assets	1.0
Goodwill (a)	75.0
Other intangible assets	38.3
Other noncurrent assets	0.2
Accounts payable	(4.9)
Accrued expenses and other current liabilities	(4.5)
Deferred revenue	(11.0)
Other noncurrent liabilities	(0.6)
Net assets acquired	$108.7

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
The acquisition of Appetize did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

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

Cash	$36.0
Shares of Class A common stock (a)	10.2
Total purchase consideration	46.2
Less: cash acquired	(1.0)
Total purchase consideration, net of cash acquired	$45.2

(a) Total purchase consideration includes 152,114 shares of common stock.
The following table summarizes the fair value assigned to the assets acquired and liabilities assumed at the acquisition date:

Accounts receivable	$0.4
Goodwill (a)	22.0
Residual commission buyouts	1.2
Other intangible assets	29.2
Deferred tax liability	(7.6)
Net assets acquired	$45.2

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
3.Revenue
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
Disaggregated Revenue
The following table presents a disaggregation of the Company’s revenue from contracts with customers based on similar operational characteristics:

	Three Months Ended March 31,
	2024	2023
Payments-based revenue	$655.1	$511.0
Subscription and other revenues	52.3	36.0
Total	$707.4	$547.0
Substantially all of the Company’s revenue is recognized over time.

Contract Liabilities
The Company charges merchants for various post-contract license support and service fees. These fees typically relate to a period of one year. The Company recognizes the revenue on a straight-line basis over its respective period. As of March 31, 2024 and December 31, 2023, the Company had deferred revenue of $16.2 million and $22.5 million, respectively. The change in the contract liabilities was primarily the result of a timing difference between payment from the customer and the Company’s satisfaction of each performance obligation.
The amount of gross revenue recognized that was included in the December 31, 2023 balance of deferred revenue was $10.2 million for the three months ended March 31, 2024.
Allowance for Doubtful Accounts
The change in the Company’s allowance for doubtful accounts was as follows:

	Three Months Ended March 31,
	2024	2023
Beginning balance	$22.7	$18.1
Additions to expense	1.8	3.2
Write-offs, net of recoveries and other adjustments	(2.2)	(1.1)
Ending balance	$22.3	$20.2
4.Goodwill
The changes in the carrying amount of goodwill were as follows:

Balance at December 31, 2023	$1,111.3
Purchase price adjustments related to prior period acquisitions	2.4
Effect of foreign currency translation	(6.3)
Balance at March 31, 2024	$1,107.4
5.Depreciation and Amortization
Amounts charged to expense in the Company’s unaudited Condensed Consolidated Statements of Operations for depreciation and amortization were as follows:

	Amortization			Depreciation
	Residual Commission Buyouts	Other Intangible Assets	Capitalized Customer Acquisition Costs	Equipment Under Lease	Property, Plant and Equipment	Total
Three Months Ended March 31, 2024
Depreciation and amortization expense	$21.8	$8.7	$—	$11.9	$2.4	$44.8
Cost of sales	—	15.5	5.7	—	0.1	21.3
Total depreciation and amortization (a)	$21.8	$24.2	$5.7	$11.9	$2.5	$66.1

Three Months Ended March 31, 2023
Depreciation and amortization expense	$21.6	$5.2	$—	$7.2	$1.3	$35.3
Cost of sales	—	8.3	3.8	—	0.2	12.3
Total depreciation and amortization (b)	$21.6	$13.5	$3.8	$7.2	$1.5	$47.6
(a)    Total amortization of $51.7 million consisted of amortization of acquired intangibles of $38.0 million and amortization of non-acquired intangibles of $13.7 million.
(b)    Total amortization of $38.9 million consisted of amortization of acquired intangibles of $30.0 million and amortization of non-acquired intangibles of $8.9 million.

As of March 31, 2024, the estimated amortization expense for each of the five succeeding years and thereafter is as follows:

	Residual Commission Buyouts	Other Intangible Assets	Capitalized Customer Acquisition Costs	Total Amortization
2024 (remaining nine months)	$65.1	$75.3	$17.0	$157.4
2025	85.0	92.4	19.0	196.4
2026	51.0	72.8	12.9	136.7
2027	2.5	53.2	6.4	62.1
2028	1.7	44.1	0.3	46.1
Thereafter	3.5	196.6	—	200.1
Total	$208.8	$534.4	$55.6	$798.8
6.Residual Commission Buyouts
Residual commission buyouts represent transactions with certain third-party distribution partners, pursuant to which the Company acquires their ongoing merchant relationships that subscribe to the Company’s end-to-end payments platform.
Residual commission buyouts, net consisted of the following:

	Weighted Average Amortization Period (in years)	March 31, 2024
		Carrying Value	Accumulated Amortization	Net Carrying Value
Residual commission buyouts from asset acquisitions	4	$324.5	$(127.0)	$197.5
Residual commission buyouts from business combinations	8	13.9	(2.6)	11.3
Total residual commission buyouts		$338.4	$(129.6)	$208.8

	Weighted Average Amortization Period (in years)	December 31, 2023
		Carrying Value	Accumulated Amortization	Net Carrying Value
Residual commission buyouts from asset acquisitions	4	$323.6	$(105.7)	$217.9
Residual commission buyouts from business combinations	8	13.9	(2.2)	11.7
Total residual commission buyouts		$337.5	$(107.9)	$229.6
7.Other Intangible Assets, Net
Other intangible assets, net consisted of the following:

	Weighted Average Amortization Period (in years)	March 31, 2024
		Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	11	$337.2	$(65.2)	$272.0
Acquired technology	9	254.6	(88.2)	166.4
Trademarks and trade names	13	28.1	(7.0)	21.1
Capitalized software development costs	3	114.3	(41.7)	72.6
Finaro banking license	2	2.9	(0.6)	2.3
Total other intangible assets, net		$737.1	$(202.7)	$534.4

	Weighted Average Amortization Period (in years)	December 31, 2023
		Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	11	$340.6	$(57.8)	$282.8
Acquired technology	9	257.6	(80.8)	176.8
Trademarks and trade names	13	28.1	(6.3)	21.8
Capitalized software development costs	3	98.8	(34.1)	64.7
Finaro banking license	2	3.0	(0.3)	2.7
Total other intangible assets, net		$728.1	$(179.3)	$548.8

8.Capitalized Customer Acquisition Costs, Net
Capitalized customer acquisition costs, net consisted of the following:

	Weighted Average Amortization Period (in years)
		Carrying Value	Accumulated Amortization	Net Carrying Value
Total costs as of March 31, 2024	4	$101.5	$(45.9)	$55.6
Total costs as of December 31, 2023	4	$96.6	$(44.9)	$51.7

9.Equipment for Lease, Net
Equipment for lease, net consisted of the following:

	Weighted Average Depreciation Period (in years)	March 31, 2024
		Carrying Value	Accumulated Depreciation	Net Carrying Value
Equipment under lease	4	$193.7	$(69.6)	$124.1
Equipment held for lease (a)	N/A	8.9	—	8.9
Total equipment for lease, net		$202.6	$(69.6)	$133.0

	Weighted Average Depreciation Period (in years)	December 31, 2023
		Carrying Value	Accumulated Depreciation	Net Carrying Value
Equipment under lease	4	$181.2	$(69.6)	$111.6
Equipment held for lease (a)	N/A	11.5	—	11.5
Total equipment for lease, net		$192.7	$(69.6)	$123.1

(a) Represents equipment that was not yet initially deployed to a merchant and, accordingly, is not being depreciated.

10.Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	March 31, 2024	December 31, 2023
Equipment	$23.0	$21.9
Capitalized software	2.9	3.5
Leasehold improvements	18.6	18.7
Furniture and fixtures	2.2	2.2
Vehicles	0.4	0.4
Total property, plant and equipment, gross	47.1	46.7
Less: Accumulated depreciation	(19.8)	(18.1)
Total property, plant and equipment, net	$27.3	$28.6
11.Debt
The Company’s outstanding debt consisted of the following:

	Maturity	Effective Interest Rate	March 31, 2024	December 31, 2023
Convertible Senior Notes due 2025 ("2025 Convertible Notes")	December 15, 2025	0.49%	$690.0	$690.0
Convertible Senior Notes due 2027 ("2027 Convertible Notes")	August 1, 2027	0.90%	632.5	632.5
4.625% Senior Notes due 2026 ("2026 Senior Notes")	November 1, 2026	5.13%	450.0	450.0
Total borrowings			1,772.5	1,772.5
Less: Unamortized capitalized financing fees			(20.2)	(22.3)
Total long-term debt			$1,752.3	$1,750.2
Amortization of capitalized financing fees is included within “Interest expense” in the Company’s unaudited Condensed Consolidated Statements of Operations. Amortization expense for capitalized financing fees was $2.1 million for the three months ended March 31, 2024 and 2023.
Future principal payments
As of March 31, 2024, future principal payments associated with the Company’s long-term debt were as follows:

2024	$—
2025	690.0
2026	450.0
2027	632.5
Total	$1,772.5
Revolving Credit Facility
As of March 31, 2024, there were no borrowings on the Revolving Credit Facility and borrowing capacity was $100.0 million.
Restrictions and Covenants
The 2025 Convertible Notes, 2026 Senior Notes, 2027 Convertible Notes (collectively, the “Notes”) and Revolving Credit Facility include certain restrictions on the ability of Shift4 Payments, LLC to make loans, advances, or pay dividends to Shift4 Payments, Inc.
As of March 31, 2024 and December 31, 2023, the Company was in compliance with all financial covenants under its debt agreements. The Company expects to be in compliance with such financial covenants for at least 12 months following the issuance of these unaudited condensed consolidated financial statements.

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

Acquisition-Related Contingent Consideration
The Company’s acquisitions often include contingent consideration, or earnout, provisions. The total fair value of contingent consideration related to the acquisitions of Finaro, Online Payments Group, and Restaurant Technology Partners as of March 31, 2024 was $34.2 million, of which $32.2 million is included in “Accrued expenses and other current liabilities” and $2.0 million is included within “Other noncurrent liabilities” on the Company’s unaudited Condensed Consolidated Balance Sheets. The change in fair value of these liabilities is included in “Revaluation of contingent liabilities” on the Company’s unaudited Condensed Consolidated Statements of Operations. Each of these fair value measurements utilize Level 3 inputs, such as projected revenues, discount rates and other subjective inputs.

Online Payments Group
The Company entered into an earnout agreement with the former shareholders of Online Payments Group, not to exceed $60.0 million, with $30.0 million of the earnout payable as of September 2023 (“Tranche 1”) if key customers of Online Payments Group contribute a specified amount of revenue from September 29, 2022 to September 28, 2023 and the remaining $30.0 million payable as of September 2024 (“Tranche 2”) if key customers contribute a specified amount of revenue from September 29, 2022 to September 28, 2024. Each portion of the earnout will be paid 50% in shares of the Company’s Class A common stock and 50% in cash. The fair value of the earnout was included in the initial purchase consideration and is revalued quarterly until the end of the earnout period as a fair value adjustment within “Revaluation of contingent liabilities” in the Company’s unaudited Condensed Consolidated Statements of Operations. Tranche 1 was fully earned and paid in 2023. The fair value of Tranche 2 as of March 31, 2024 was estimated to be $27.8 million and is included in “Accrued expenses and other current liabilities” on the Company’s unaudited Condensed Consolidated Balance Sheets as of March 31, 2024.

Restaurant Technology Partners
The Company entered into earnout agreements with certain former shareholders of the restaurant technology partners acquired in 2022, calculated as a multiple of the number of each partners’ merchants that are converted to the Company’s end-to-end payments platform during the 18 months following each respective acquisition date, not to exceed $4.0 million in total. The earnouts are expected to be paid in a combination of cash and shares of the Company’s Class A common stock. The fair value of the earnouts was included in the initial purchase consideration and is revalued quarterly until the end of the earnout period as a fair value adjustment within “Revaluation of contingent liabilities” in the Company’s unaudited Condensed Consolidated Statements of Operations. As of March 31, 2024, the fair value of the earnouts was $2.0 million, which is recognized in “Accrued expenses and other current liabilities” on the Company’s unaudited Condensed Consolidated Balance Sheets.

The Company also entered into an earnout agreement with certain former shareholders of the restaurant technology partner acquired in 2023, calculated as a multiple of the number of the restaurant technology partner’s merchants that are converted to the Company’s end-to-end payments platform during the 24 months following September 1, 2022, not to exceed $2.5 million in total. The earnout is expected to be paid in cash. The fair value of the earnout was included in the initial purchase consideration and will be revalued quarterly until the end of the earnout period as a fair value adjustment within “Revaluation of contingent liabilities” in the Company’s unaudited Condensed Consolidated Statements of Operations. As of March 31, 2024, the fair value of the earnout was $0.4 million, which is recognized in “Accrued expenses and other current liabilities” on the Company’s unaudited Condensed Consolidated Balance Sheets.
Asset-Related Contingent Consideration
As of March 31, 2024, the estimated fair value of the Company’s contingent consideration agreements entered into in conjunction with residual commission buyouts and the acquisition of other intangible assets was $1.4 million, which is included in “Accrued expenses and other current liabilities” on the Company’s unaudited Condensed Consolidated Balance Sheets. The fair values of the contingent consideration were estimated based on the projected attrition rates and other financial metrics within the respective merchant portfolios over the earnout periods.
The table below provides a reconciliation of the beginning and ending balances for the Level 3 contingent liabilities:

	Three Months Ended March 31, 2024
	Contingent Liabilities for Acquisitions	Contingent Liabilities for Assets Acquired	Total Contingent Liabilities
Balance at beginning of period	$32.2	$1.4	$33.6
Fair value adjustments	2.1	0.4	2.5
Impact of foreign exchange	(0.1)	—	(0.1)
Contingent liabilities that achieved earnout	—	(0.4)	(0.4)
Balance at end of period	$34.2	$1.4	$35.6
Fair value adjustments for contingent liabilities for acquisitions are recorded within “Revaluation of contingent liabilities” in the Company’s unaudited Condensed Consolidated Statements of Operations. There were no transfers into or out of Level 3 during the three months ended March 31, 2024.
The estimated fair value of the Company’s outstanding debt using quoted prices from over-the-counter markets, considered Level 2 inputs, was as follows:

	March 31, 2024		December 31, 2023
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
2025 Convertible Notes	$684.5	$741.4	$683.6	$766.5
2027 Convertible Notes	624.1	586.4	623.5	593.2
2026 Senior Notes	444.2	434.5	443.7	438.2
Total	$1,752.8	$1,762.3	$1,750.8	$1,797.9

(a) Carrying value excludes unamortized debt issuance costs related to the Revolving Credit Facility of $0.5 million and $0.6 million as of March 31, 2024 and December 31, 2023, respectively.
The estimated fair value of the Company’s investments in non-marketable equity securities was $73.1 million and $62.2 million as of March 31, 2024 and December 31, 2023, respectively. These non-marketable equity investments have no readily determinable fair values and are measured using the measurement alternative, which is defined as cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. Adjustments for these investments, if any, are recorded in “Unrealized gain on investments in securities” on the Company’s unaudited Condensed Consolidated Statements of Operations. The Company recognized fair value adjustments to its non-marketable equity investments of $11.0 million for the three months ended March 31, 2024 the entire amount of which related to securities still held as of March 31, 2024, based primarily on secondary offerings of identical securities by the respective companies in 2024. The Company has recognized cumulative fair value adjustments to its non-marketable equity investments of $38.3 million.

The estimated fair value of the Company’s crypto settlement assets and crypto settlement liabilities was $6.4 million and $3.5 million as of March 31, 2024 and December 31, 2023, respectively. The Company has valued the assets and liabilities using quoted prices from active cryptocurrency exchanges for the underlying crypto assets, considered Level 2 inputs.
Other financial instruments not measured at fair value on the Company’s unaudited Condensed Consolidated Balance Sheets at March 31, 2024 and December 31, 2023 include cash and cash equivalents, restricted cash, settlement assets, accounts receivable, prepaid expenses and other current assets, collateral held by the card networks, other noncurrent assets, settlement liabilities, accounts payable, accrued expenses and other current liabilities, bank deposits, and other noncurrent liabilities, as their estimated fair values reasonably approximate their carrying value as reported on the Company’s unaudited Condensed Consolidated Balance Sheets.
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
The Company’s effective tax rate was 5% and (21)% for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate for the three months ended March 31, 2024 was different than the U.S. federal statutory income tax rate of 21% primarily due to the income allocated to the noncontrolling interest, the full valuation allowances on Shift4 Payments, Inc. and certain corporate subsidiaries in the U.S., and the lower foreign rate differential in overseas jurisdictions compared to the U.S. federal statutory income tax rate. The effective tax rate for the three months ended March 31, 2023 was different than the U.S. federal statutory income tax rate of 21% primarily due to the income allocated to the noncontrolling interest, the full valuation allowance on Shift4 Payments, Inc. and certain corporate subsidiaries, and a $4.8 million tax benefit related to the valuation allowance release due to a legal entity restructuring.
The Company has assessed the realizability of the net deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has recorded a valuation allowance against the majority of deferred tax assets as of March 31, 2024, and December 31, 2023. The Company intends to continue maintaining a valuation allowance on the deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given the current earnings and anticipated future earnings, the Company believes there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow the Company to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and an increase to income tax benefit for the period the release is recorded. The exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that is able to be achieved.
Uncertain Tax Positions
The effects of uncertain tax positions are recognized in the Company’s unaudited condensed consolidated financial statements if these positions meet a “more-likely-than-not” threshold. For those uncertain tax positions that are recognized in the condensed consolidated financial statements, liabilities are established to reflect the portion of those positions it cannot conclude “more-likely-than-not” to be realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits within “Income tax benefit (expense)” in the Company’s unaudited Condensed Consolidated Statements of Operations. Accrued interest and penalties, if any, are included within “Deferred tax liability” in the Company’s unaudited Condensed Consolidated Balance Sheets. As of March 31, 2024 and December 31, 2023, $4.4 million and $4.7 million, respectively, of uncertain tax positions were recognized within “Other noncurrent liabilities” in the Company’s unaudited Condensed Consolidated Balance Sheets, which were primarily recognized in conjunction with acquisitions.

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
As of March 31, 2024 and December 31, 2023, the Company recognized a TRA liability of $6.3 million and $5.1 million, respectively, after concluding it was probable that, based on estimates of future taxable income, the Company will realize tax benefits associated with the TRA. As of March 31, 2024, $1.8 million of the liability is recognized in “Accrued expenses and other current liabilities” on the Company’s unaudited Condensed Consolidated Balance Sheets and $4.5 million of the liability is recognized in “Other noncurrent liabilities” on the Company’s unaudited Condensed Consolidated Balance Sheets. As of March 31, 2024, the Company has not recognized the remaining $272.2 million liability under the TRA after concluding it was not probable that the Company will be able to realize the remaining tax benefits based on estimates of future taxable income. No payments were made to the Continuing Equity Owners pursuant to the TRA during the three months ended March 31, 2024 and 2023. The estimation of liability under the TRA is by its nature imprecise and subject to significant assumptions regarding the amount, character, and timing of the taxable income of Shift4 Payments, Inc. in the future. If the valuation allowance recorded against the deferred tax assets applicable to the tax attributes referenced above is released in a future period, the remaining TRA liability may be considered probable at that time and recorded within earnings.
If Rook were to exchange any of its LLC Interests subsequent to March 31, 2024, such exchanges could generate additional deferred tax assets and TRA liability. As of December 31, 2023, the estimated impact of the exchange of all of Rook’s LLC Interests was an additional deferred tax asset of approximately $545 million and a TRA liability of approximately $463 million. The actual amounts as of March 31, 2024 could differ materially from those disclosed as of December 31, 2023 as they are impacted by the timing of the exchanges, the valuation of corporate subsidiaries, the price of the Company’s shares of Class A common stock at the time of the exchange, and the tax rates then in effect.
Organisation for Economic Co-operation and Development (“OECD”) - Pillar Two
In December 2021, the Organisation for Economic Co-operation and Development issued model rules for a new global minimum tax framework (“Pillar Two”), and various governments around the world have passed, or are in the process of passing, legislation on this. Certain Pillar Two rules take effect in 2024 and 2025, depending on whether a particular jurisdiction has integrated the legislation into local law. The Company is continuing to monitor these impacts on its operating footprint and anticipates an immaterial increase in income tax expense associated with jurisdictions that have implemented an income inclusion rule or a Qualifying Minimum Top-up Tax (“QDMTT”). The Company is continuing to monitor and assess the impacts of rules set to take effect in 2025, such as the under-taxed profits rule. The impacts of Pillar Two to the Company are subject to change based on expansion and future acquisitions within jurisdictions that the Company does not currently operate.
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
Total lease income for the three months ended March 31, 2024 and 2023 was $5.4 million and $5.3 million, respectively.
The Company expects to receive future minimum lease payments for hardware provided under the Company’s SaaS agreements of $13.4 million from April 1, 2024 through March 31, 2025.

15.Related Party Transactions
The Company has a service agreement with Jared Isaacman, the Company’s Chief Executive Officer and founder (“Founder”), including access to aircrafts and a property. Total expense for this service, which is included in “General and administrative expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations, was $0.2 million for the three months ended March 31, 2024 and 2023. There were no amounts outstanding at March 31, 2024 or December 31, 2023. In addition, during the three months ended March 31, 2024, the Company made $0.3 million of distributions related to income taxes paid on behalf of Rook, which are included in “Distributions to noncontrolling interests” in the Company’s unaudited Condensed Consolidated Statements of Cash Flows.
In November 2021, the Company implemented a one-time discretionary equity award program for non-management employees. The Founder agreed to fund 50% of this program through a contribution of shares of his Class C common stock. As of March 31, 2024, the expected contribution from the Founder totaled 629,620 shares of his Class C common stock. The one-time discretionary equity award program will vest in three equal installments annually beginning in 2024. Vesting of the awards is subject to the continued employment of non-management employees.
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
In September 2021, the Founder, through a wholly-owned special purpose vehicle (“SPV”), entered into two variable prepaid forward contracts (“VPF Contracts”) with an unaffiliated dealer (“Dealer”), one covering approximately 2.18 million shares of the Company’s Class A common stock and the other covering approximately 2.26 million shares of the Company’s Class A common stock. The VPF Contracts are both scheduled to settle on specified dates in June, July, August and September 2024, at which time the actual number of shares of the Company’s Class A common stock to be delivered by the SPV will be determined based on the price of the Company’s Class A common stock on such dates relative to the forward floor price of approximately $66.424 per share and the forward cap price of approximately $112.09 per share for the contract covering approximately 2.18 million shares of the Company’s Class A common stock, and to the forward floor price of $66.424 per share and the forward cap price of approximately $120.39 per share for the contract covering approximately 2.26 million shares of the Company’s Class A common stock, with the aggregate number not to exceed approximately 4.44 million shares, which is the aggregate number of shares of the Company’s Class B common stock and associated LLC Interests pledged by Rook to secure its obligations under the contracts. Subject to certain conditions, the SPV can also elect to settle the VPF Contracts in cash and thereby retain full ownership of the pledged shares and units.
If Rook were to default on its obligations under the VPF Contracts and fail to cure such default, the Dealer would have the right to exchange the pledged Class B common stock and LLC Interests for an equal number of the Company’s Class A common stock, and sell such Class A common stock to satisfy Rook’s obligation.
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
17.Stockholders’ Equity
Stock Repurchases
December 2023 Program
In December 2023, the Company’s Board of Directors (the “Board”) authorized a stock repurchase program (the “December 2023 Program”), pursuant to which the Company is authorized to repurchase up to $250.0 million shares of its Class A common stock through December 31, 2024. As of March 31, 2024, $250.0 million remains available under the December 2023 Program.
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
18.Noncontrolling Interests
Shift4 Payments, Inc. is the sole managing member of Shift4 Payments, LLC, and consolidates the financial results of Shift4 Payments, LLC. The noncontrolling interests balance represents the economic interest in Shift4 Payments, LLC held by Rook. The following table summarizes the ownership of LLC Interests in Shift4 Payments, LLC:

	March 31, 2024		December 31, 2023
	LLC Interests	Ownership %	LLC Interests	Ownership %
Shift4 Payments, Inc. (a)	66,243,445	73.5%	66,100,484	73.5%
Rook	23,831,883	26.5%	23,831,883	26.5%
Total	90,075,328	100.0%	89,932,367	100.0%
(a) March 31, 2024 and December 31, 2023 included 3.7 million shares related to the acquisition of Finaro that had been committed but not issued. These shares will be issued over the course of 2024, in accordance with the terms of the acquisition.
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

19.Equity-based Compensation
The Company recognized equity-based compensation expense of $22.8 million and $20.9 million for the three months ended March 31, 2024 and 2023, respectively.
2020 Incentive Award Plan
The Company’s 2020 Incentive Award Plan, as amended and restated in June 2022 (the “Restated Equity Plan”), provides for the grant of restricted stock units (“RSUs”), performance restricted stock units (“PRSUs”), stock options, restricted stock dividend equivalents, stock payments, stock appreciation rights, and other stock or cash awards. The number of shares available for issuance is subject to an annual increase on the first day of each year beginning in 2023 and ending in and including 2032, equal to the lesser of (1) 2% of the shares outstanding (on an as-converted basis, taking into account any and all securities convertible into, or exercisable, exchangeable or redeemable for, shares of Class A common stock (including LLC Interests of Shift4 Payments, LLC)) on the last day of the immediately preceding fiscal year and (2) such smaller number of shares as determined by the Board.
As of March 31, 2024, a maximum of 1,682,246 shares of the Company’s Class A common stock were available for issuance under the Restated Equity Plan.
RSUs and PRSUs
RSUs and PRSUs represent the right to receive shares of the Company’s Class A common stock at a specified date in the future.
The RSU and PRSU activity for the three months ended March 31, 2024 was as follows:

	Three Months Ended March 31, 2024
	Number of RSUs and PRSUs	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2023	2,345,210	$57.35
Granted	1,019,972	66.64
Vested	(256,380)	70.50
Forfeited or cancelled	(69,700)	59.37
Unvested balance at March 31, 2024	3,039,102	$59.20
The grant date fair value of RSUs and PRSUs subject to continued service or those that vest immediately was determined based on the price of the Company’s Class A common stock on the grant date.
As of March 31, 2024, the Company had $136.2 million of total unrecognized equity-based compensation expense related to outstanding RSUs and PRSUs, which is expected to be recognized over a weighted-average period of 2.60 years.

20.Basic and Diluted Net Income per Share
Basic net income per share has been computed by dividing net income attributable to common shareholders by the weighted average number of shares of common stock outstanding for the same period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period in which the shares were outstanding. Diluted net income per share has been computed in a manner consistent with that of basic net income per share while giving effect to all shares of potentially dilutive common stock that were outstanding during the period. The following table presents the calculation of basic and diluted net income per share under the two-class method.

	Three Months Ended March 31,
	2024	2023
Net income	$28.5	$20.4
Less: Net income attributable to noncontrolling interests	7.9	5.6
Net income attributable to Shift4 Payments, Inc. and common stockholders	$20.6	$14.8

Numerator - allocation of net income attributable to common stockholders:
Net income allocated to Class A common stock - basic	$20.1	$14.2
Reallocation of net income attributable to common stockholders due to effect of dilutive securities	0.1	5.7
Net income allocated to Class A common stock - diluted	$20.2	$19.9

Net income allocated to Class C common stock - basic	$0.5	$0.6
Reallocation of net income attributable to common stockholders due to effect of dilutive securities	—	(0.1)
Net income allocated to Class C common stock - diluted	$0.5	$0.5

Denominator:
Weighted average shares of Class A common stock outstanding - basic (a)	64,444,479	55,236,204
Effect of dilutive securities:
LLC Interests	—	25,533,462
RSUs	1,517,750	1,469,038
Weighted average shares of Class A common stock outstanding - diluted	65,962,229	82,238,704

Weighted average shares of Class C common stock outstanding - basic and diluted	1,694,915	2,241,648

Net income per share - Basic:
Class A common stock	$0.31	$0.26
Class C common stock	$0.31	$0.26
Net income per share - Diluted:
Class A Common Stock	$0.31	$0.24
Class C Common Stock	$0.31	$0.24
(a) For the three months ended March 31, 2024 and 2023, included 3,733,306 and 162,917 shares that had been committed but not issued as of March 31, 2024 and 2023, respectively. Committed but not issued shares as of March 31, 2024 primarily relate to the acquisition of Finaro.
The following were excluded from the calculation of diluted net income per share as the effect would be anti-dilutive:

	Three Months Ended March 31,
	2024	2023
LLC Interests that convert into potential Class A common shares	23,831,883	—
RSUs	—	6,908
Total	23,831,883	6,908
Diluted EPS was computed using the treasury stock method for RSUs and the if-converted method for convertible instruments.

For the three months ended March 31, 2024, the Company has excluded from the calculation of diluted net income per share the effect of the following:
•the conversion of the 2025 Convertible Notes and 2027 Convertible Notes, as the last reported sales price of the Company’s Class A common stock was less than the conversion price, per the terms of each respective agreement, and
•shares of the Company’s Class A common stock to be issued in connection with Tranche 2 of the earnout due to the former shareholders of Online Payments Group and the earnout due to the former shareholders of certain restaurant technology partners. See Note 12 for more information about shares to be issued in connection with earnouts.
For the three months ended March 31, 2023, the Company has excluded from the calculation of diluted net income per share the effect of the following:
•the conversion of the 2025 Convertible Notes and 2027 Convertible Notes, as the last reported sales price of the Company’s Class A common stock was less than the conversion price, per the terms of each respective agreement, and
•shares of the Company’s Class A common stock to be issued in connection with the earnouts due to the former shareholders of Online Payments Group and certain restaurant technology partners. See Note 12 for more information about shares to be issued in connection with earnouts.
21.Subsequent Events
Pending Acquisition
On May 8, 2024, the Company entered into a definitive agreement to acquire Revel Systems, Inc. and its subsidiaries for approximately $250.0 million of total purchase consideration, comprised entirely of cash on hand. The Company expects the acquisition to close in the second quarter of 2024, subject to customary closing conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the information presented in our unaudited condensed consolidated financial statements and the related notes and other financial data included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”), as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 29, 2024 (the “2023 Form 10-K”). In addition to historical information, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, liquidity and capital resources, that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described in “Cautionary Note Regarding Forward-Looking Statements,” and “Risk Factors” in Part I, Item 1A. of our 2023 Form 10-K. We assume no obligation to update any of these forward-looking statements.
As used in this Quarterly Report, unless the context otherwise requires, references to:
•“we,” “us,” “our,” the “Company,” “Shift4” and similar references refer to Shift4 Payments, Inc. and, unless otherwise stated, all of its subsidiaries.
•“Continuing Equity Owners” refers collectively to Rook and Searchlight Capital Partners, L.P., a Delaware limited partnership, and certain of its affiliated funds, who may redeem at each of their options, in whole or in part from time to time, their LLC Interests for, at our election, cash or newly-issued shares of Shift4 Payments, Inc.’s Class A common stock.
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
Recent Developments
Stock Repurchases
On May 8, 2024, our Board of Directors approved a new stock repurchase program, effective immediately. The stock repurchase program authorizes us to repurchase up to $500.0 million of our Class A common stock and will expire on December 31, 2025, subject to the terms of the program, market conditions, contractual restrictions and other factors.

Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and corporate needs, subject to the terms of the program. Open market repurchases will be structured to occur within the pricing and volume requirements of Rule 10b-18 under the Exchange Act. We may also, from time to time, enter into Rule 10b5-1 trading arrangements under the Exchange Act to facilitate repurchases of our shares of common stock under this authorization.
This program does not obligate us to acquire any particular amount of common stock. The program replaces any and all prior repurchase programs, and the program may be extended, modified, suspended or discontinued at any time at the Board’s discretion.
Pending Acquisition
Revel Systems, Inc.
On May 8, 2024, we entered into a definitive agreement to acquire Revel Systems, Inc. and its subsidiaries for approximately $250.0 million of total purchase consideration, comprised entirely of cash on hand. We expect the acquisition to close in the second quarter of 2024, subject to customary closing conditions.
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
Subscription and other revenues include software as a service (“SaaS”) fees for point of sale (“POS”) systems and terminals provided to merchants. POS and terminal SaaS fees are assessed based on the type and quantity of equipment deployed to the merchant. SaaS fees also include statement fees, fees for our proprietary business intelligence software and other annual fees. Subscription and other revenues also includes revenue derived from hardware sales, software license sales, third-party residuals and fees charged for technology support.
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
Comparison of Results for the Three Months Ended March 31, 2024 and 2023
The following table sets forth the consolidated statements of operations for the periods presented:

	Three Months Ended March 31,
(in millions)	2024	2023	$ change
Payments-based revenue	$655.1	$511.0	$144.1
Subscription and other revenues	52.3	36.0	16.3
Gross revenue	707.4	547.0	160.4
Network fees	(443.7)	(347.0)	(96.7)
Other costs of sales (exclusive of certain depreciation and amortization expense shown separately below)	(75.9)	(54.6)	(21.3)
General and administrative expenses	(107.1)	(85.7)	(21.4)
Revaluation of contingent liabilities	(2.1)	(7.0)	4.9
Depreciation and amortization expense (a)	(44.8)	(35.3)	(9.5)
Professional expenses	(8.0)	(6.1)	(1.9)
Advertising and marketing expenses	(4.4)	(2.5)	(1.9)
Income from operations	21.4	8.8	12.6
Interest income	5.4	7.6	(2.2)
Other income, net	1.4	0.1	1.3
Unrealized gain on investments in securities	11.0	8.9	2.1
Change in TRA liability	(1.2)	(0.5)	(0.7)
Interest expense	(8.1)	(8.1)	—
Income before income taxes	29.9	16.8	13.1
Income tax benefit (expense)	(1.4)	3.6	(5.0)
Net income	28.5	20.4	8.1
Less: Net income attributable to noncontrolling interests	7.9	5.6	2.3
Net income attributable to Shift4 Payments, Inc.	$20.6	$14.8	$5.8
(a)Depreciation and amortization expense includes depreciation of equipment under lease of $11.9 million and $7.2 million for the three months ended March 31, 2024 and 2023, respectively.

Results of Operations
Three months ended March 31, 2024 compared to three months ended March 31, 2023
Revenues (in millions)
Gross revenue increased by $160.4 million, or 29%, compared to the prior year period. Gross revenue is comprised of payments-based revenue and subscription and other revenues.
Payments-based revenue increased by $144.1 million, or 28%, compared to the prior year period, primarily due to:
•The increase in end-to-end payment volume of $11.1 billion, or 50%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
•Growth in end-to-end payment volume outpaced payments-based revenue growth, primarily due to our continued onboarding of larger merchants with lower unit pricing than our existing customer base.
Subscription and other revenues increased by $16.3 million, or 45%, compared to the prior year period. The increase in subscription and other revenues was primarily driven by higher SaaS revenue associated with our SkyTab solutions as well as the impact of acquisitions completed in 2023.
Cost of Sales

	Three Months Ended March 31,
(in millions)	2024	2023	$ Change
Network fees	$(443.7)	$(347.0)	$(96.7)
The 28% increase in network fees was primarily due to the increase in payments-based revenue, which also increased 28%, compared to the prior year period.
Gross revenue less network fees increased by $63.7 million, or 32%, compared to the prior year period, primarily due to the increase in end-to-end payment volume. See Key Performance Indicators and Non-GAAP Measures for a discussion and reconciliation of gross revenue less network fees.

	Three Months Ended March 31,
(in millions)	2024	2023	$ Change
Other costs of sales (exclusive of certain depreciation and amortization expense)	$(75.9)	$(54.6)	$(21.3)
The increase in other costs of sales was primarily driven by our recent acquisitions and increased software development cost amortization.

Operating Expenses

	Three Months Ended March 31,
(in millions)	2024	2023	$ Change
General and administrative expenses	$(107.1)	$(85.7)	$(21.4)
The increase in general and administrative expenses was primarily due to expenses associated with our growth, which includes the impact of our recent acquisitions.

	Three Months Ended March 31,
(in millions)	2024	2023	$ Change
Revaluation of contingent liabilities	$(2.1)	$(7.0)	$4.9
The expense for revaluation of contingent liabilities during the three months ended March 31, 2024 was primarily driven by fair value adjustments to contingent liabilities arising from various acquisitions we completed in 2022 and 2023. The expense for revaluation of contingent liabilities during the three months ended March 31, 2023 was primarily driven by the remeasurement of the contingent liability related to the acquisition of Online Payments Group.

	Three Months Ended March 31,
(in millions)	2024	2023	$ Change
Depreciation and amortization expense	$(44.8)	$(35.3)	$(9.5)
The increase in depreciation and amortization expense was primarily due to:
•Increased equipment under lease associated with the growth of our SkyTab offering, and;
•The amortization of new intangible assets as a result of our recent acquisitions.

	Three Months Ended March 31,
(in millions)	2024	2023	$ Change
Professional expenses	$(8.0)	$(6.1)	$(1.9)
Professional expenses included expenses associated with acquisitions. The increase in professional expenses was primarily driven by higher acquisition-related costs as compared to the prior year period.

	Three Months Ended March 31,
(in millions)	2024	2023	$ Change
Advertising and marketing expenses	$(4.4)	$(2.5)	$(1.9)
The increase in advertising and marketing expenses was primarily due to higher marketing and sponsorship expenses.

	Three Months Ended March 31,
(in millions)	2024	2023	$ Change
Interest income	$5.4	$7.6	$(2.2)
The decrease in interest income was primarily due to a decrease in our average interest-earning cash balance.

	Three Months Ended March 31,
(in millions)	2024	2023	$ Change
Other income, net	$1.4	$0.1	$1.3
The increase in other income, net was primarily due to foreign currency transactional gains during the three months ended March 31, 2024.

	Three Months Ended March 31,
(in millions)	2024	2023	$ Change
Unrealized gain on investments in securities	$11.0	$8.9	$2.1
The unrealized gain on investments in securities for both the three months ended March 31, 2024 and 2023 was primarily due to fair value adjustments to our non-marketable equity investment in Space Exploration Technologies Corp, commonly known as SpaceX.

	Three Months Ended March 31,
(in millions)	2024	2023	$ Change
Change in TRA liability	$(1.2)	$(0.5)	$(0.7)
In the future, if we conclude it is probable that we will be able to realize additional tax benefits associated with the TRA, it could result in a material increase to the TRA liability. As of March 31, 2024, we have not recognized the remaining $272.2 million liability under the TRA after concluding it was not probable that we will be able to realize the remaining tax benefits based on estimates of future taxable income. See Note 13 to the accompanying unaudited condensed consolidated financial statements for more information on the TRA.

	Three Months Ended March 31,
(in millions)	2024	2023	$ Change
Interest expense	$(8.1)	$(8.1)	$—
Interest expense remained consistent for the three months ended March 31, 2024, compared to the three months ended March 31, 2023.

	Three Months Ended March 31,
(in millions)	2024	2023	$ Change
Income tax benefit (expense)	$(1.4)	$3.6	$(5.0)
The effective tax rate for the three months ended March 31, 2024 was approximately 5%, compared to the effective tax rate for the three months ended March 31, 2023 of approximately (21)%.

The effective tax rate for the three months ended March 31, 2024 was different than the U.S. federal statutory income tax rate of 21% primarily due to the income allocated to the noncontrolling interest, the full valuation allowances on Shift4 Payments, Inc. and certain corporate subsidiaries in the U.S., and the lower foreign rate differential in overseas jurisdictions compared to the U.S. federal statutory income tax rate. The effective tax rate for the three months ended March 31, 2023 was different than the U.S. federal statutory income tax rate of 21% primarily due to the income allocated to the noncontrolling interest, the full valuation allowances on Shift4 Payments, Inc. and certain corporate subsidiaries in the U.S., and a $4.8 million tax benefit related to the valuation allowance release due to a legal entity restructuring.
Key Performance Indicators and Non-GAAP Measures
The following table sets forth our key performance indicators and non-GAAP measures for the periods presented:

	Three Months Ended March 31,
(in millions)	2024	2023
End-to-end payment volume	$33,354.3	$22,256.9
Gross revenue less network fees	263.7	200.0
EBITDA	98.7	64.9
Adjusted EBITDA	121.7	89.3
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
Adjusted EBITDA is the primary financial performance measure used by management to evaluate its business and monitor results of operations. Adjusted EBITDA represents EBITDA further adjusted for certain non-cash and other nonrecurring items that management believes are not indicative of ongoing operations. These adjustments include acquisition, restructuring and integration costs, revaluation of contingent liabilities, unrealized gains or losses on investments in securities, changes in TRA liability, equity-based compensation expense, and foreign exchange and other nonrecurring items. The financial impact of certain elements of these activities is often significant to our overall financial performance and can adversely affect the comparability of our operating results and investors’ ability to analyze the business from period to period.
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
Gross revenue less network fees:

	Three Months Ended March 31,
(in millions)	2024	2023
Gross revenue	$707.4	$547.0
Less: Network fees	(443.7)	(347.0)
Less: Other costs of sales (exclusive of depreciation of equipment under lease)	(75.9)	(54.6)
	187.8	145.4
Less: Depreciation of equipment under lease	(11.9)	(7.2)
Gross profit (a)	$175.9	$138.2

Gross profit (a)	$175.9	$138.2
Add back: Other costs of sales	75.9	54.6
Add back: Depreciation of equipment under lease	11.9	7.2
Gross revenue less network fees	$263.7	$200.0
(a)The determination of gross profit is inclusive of depreciation of equipment under lease that is included in Depreciation and amortization expense on the Condensed Consolidated Statements of Operations. The table reflects the determination of gross profit for all periods presented. Although gross profit is not presented on the Condensed Consolidated Statements of Operations, it represents the most comparable metric calculated under U.S. GAAP to non-GAAP gross revenues less network fees.

EBITDA and Adjusted EBITDA:

	Three Months Ended March 31,
(in millions)	2024	2023
Net income	$28.5	$20.4
Interest expense	8.1	8.1
Interest income	(5.4)	(7.6)
Income tax expense (benefit)	1.4	(3.6)
Depreciation and amortization	66.1	47.6
EBITDA	98.7	64.9
Acquisition, restructuring and integration costs (a)	4.0	4.3
Revaluation of contingent liabilities (b)	2.1	7.0
Unrealized gain on investments in securities (c)	(11.0)	(8.9)
Change in TRA liability (d)	1.2	0.5
Equity-based compensation (e)	23.2	21.2
Foreign exchange and other nonrecurring items	3.5	0.3
Adjusted EBITDA	$121.7	$89.3
(a)For the three months ended March 31, 2024 and 2023, primarily consisted of $2.6 million and $3.9 million of acquisition-related costs, respectively.
(b)Consisted of fair value adjustments to contingent liabilities arising from acquisitions.
(c)See Note 12 to the accompanying consolidated financial statements for more information on the investments in non-marketable securities.
(d)See Note 13 to the accompanying consolidated financial statements for more information on the TRA.
(e)Consisted of equity-based compensation expense for RSUs, including employer taxes for vested RSUs. See Note 19 to the accompanying consolidated financial statements for more information on equity-based compensation.
Liquidity and Capital Resources
Overview
We have historically sourced our liquidity requirements primarily with cash flow from operations and, when needed, with debt or equity financing. The principal uses for liquidity have been acquisitions, capital expenditures, share repurchases and debt service. As of March 31, 2024, our cash and cash equivalents balance was $522.9 million, of which approximately $123.4 million was held outside of the U.S. by our foreign legal entities. We also have $57.3 million of funds deposited in a sponsor bank merchant settlement account that is legally restricted and not available for use in operations. This amount is presented as “Restricted cash” in the unaudited condensed consolidated balance sheet. In addition, “Settlement assets” includes $122.3 million of cash that will be used to settle merchant liabilities. The cash included within Settlement assets is typically paid to merchants within a few days of receipt in order to settle related liabilities.
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
The following table sets forth summary cash flow information for the periods presented:

	Three Months Ended March 31,
(in millions)	2024	2023
Net cash provided by operating activities	$56.7	$79.4
Net cash used in investing activities	(39.7)	(31.4)
Net cash used in financing activities	(29.8)	(7.0)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(6.5)	0.4
Change in cash and cash equivalents and restricted cash	$(19.3)	$41.4

Operating activities
Net cash provided by operating activities consists of net income adjusted for certain non-cash items and changes in other assets and liabilities.
For the three months ended March 31, 2024, net cash provided by operating activities of $56.7 million was primarily a result of net income of $28.5 million adjusted for non-cash expenses, including depreciation and amortization of $66.1 million, equity-based compensation of $22.8 million, and partially offset by the unrealized gain on investments in securities of $(11.0) million and the impact from settlement activity of $(58.3) million. Settlement assets includes both cash and receivables from card networks. From period to period, the mix of cash and receivables included in Settlement assets may change, driving increases or decreases in operating cash flow.
For the three months ended March 31, 2023, net cash provided by operating activities of $79.4 million was primarily a result of net income of $20.4 million adjusted for non-cash expenses, including depreciation and amortization of $47.6 million, equity-based compensation of $20.9 million, revaluation of contingent liabilities of $7.0 million, and unrealized gain on investments in securities of $(8.9) million. This was partially offset by an impact from working capital items of $(8.1) million.
Investing activities
Net cash used in investing activities includes cash paid for acquisitions, residual commission buyouts, purchases of property, plant and equipment, purchases of equipment to be leased, purchases of intangible assets, investments in securities, and capitalized software development costs.
Net cash used in investing activities was $39.7 million for the three months ended March 31, 2024, an increase of $8.3 million compared to net cash used in investing activities of $31.4 million for the three months ended March 31, 2023. This increase was primarily the result of a $9.7 million increase in purchases of equipment to be leased in connection with the growth of the SkyTab POS offering.
Financing activities
Net cash used in financing activities was $29.8 million for the three months ended March 31, 2024, an increase of $22.8 million compared to net cash used in financing activities of $7.0 million for the three months ended March 31, 2023. This increase was primarily due to $20.3 million of bank deposits being returned to depositors and a $3.8 million increase in payments for withholding tax related to vesting of restricted stock units.
Convertible Notes, Senior Notes and Revolving Credit Facility
As of March 31, 2024 and December 31, 2023, we had $1,772.5 million total principal amount of debt outstanding, including $690.0 million of 2025 Convertible Notes, $632.5 million of 2027 Convertible Notes, and $450.0 million of 2026 Senior Notes.
Stock repurchases
In December 2023, the Board authorized a new stock repurchase program (the “December 2023 Program”), pursuant to which we are authorized to repurchase up to $250.0 million shares of our Class A common stock through December 31, 2024. The December 2023 Program replaces our prior program which expired on December 31, 2023. As of March 31, 2024, $250.0 million remains available under the December 2023 Program.
Cash Requirements
Our material cash requirements include the following contractual obligations.
Debt
As of March 31, 2024, we had $1,772.5 million of fixed rate debt principal outstanding with maturities beginning in 2025. Future interest payments associated with the outstanding debt total $73.5 million, with $24.0 million payable within twelve months.
Contingent Liabilities
As of March 31, 2024, the fair value of contingent liabilities to potentially be paid out in cash was $20.3 million, with $18.3 million payable within twelve months. As of March 31, 2024, the maximum amount of contingent liabilities to potentially be paid out in cash was $24.0 million, with $21.9 million payable within twelve months.

Leases
As of March 31, 2024, we are obligated under non-cancellable operating leases for our premises, which expire through November 2030. Future rent payments associated with outstanding operating leases total $26.7 million, with $8.4 million payable within twelve months.
Bank Deposits
Credorax Bank Limited (part of Finaro), a licensed credit institution in Malta, issues deposits to corporate counterparties and to individual retail customers. As of March 31, 2024, there were $50.5 million of deposit liabilities. Upon maturity of these instruments, or certain other events, we would be obligated to make payment to the depositors. We expect the balance of bank deposits to continue to decline during 2024.
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
As of March 31, 2024, we had $1,772.5 million of fixed rate debt principal outstanding with a fair value of $1,762.3 million. Since these notes bear interest at fixed rates, they do not result in any risk associated with changes in interest rates. However, the fair value of these notes can fluctuate as interest rates change.
We also have a Revolving Credit Facility available to us with available borrowing capacity of $100.0 million. We are obligated to pay interest on loans under the Revolving Credit Facility as well as other customary fees, including an upfront fee and an unused commitment fee based on our debt rating. Borrowings under the Revolving Credit Facility, if any, bear interest at floating rates. As a result, we are exposed to risks related to fluctuations in interest rates to the extent it impacts our borrowings. As of March 31, 2024 and December 31, 2023, we had no amounts outstanding under the Revolving Credit Facility. See “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2. of this Quarterly Report and Note 11 to the accompanying unaudited condensed consolidated financial statements for more information.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Our material legal proceedings are described in Part I, Item 1 of this Quarterly Report in the notes to Condensed Consolidated Financial Statements in Note 16, “Commitments and Contingencies.”
ITEM 1A. RISK FACTORS
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks described under the heading “Risk Factors” in Part I, Item 1A. of our 2023 Form 10-K, the other information in this Quarterly Report, including our unaudited condensed consolidated financial statements and the related notes, as well as our other public filings with the SEC, before deciding to invest in our Class A common stock. There have been no material changes to the Company’s risk factors previously disclosed in our 2023 Form 10-K. The occurrence of any of the events described therein could harm our business, financial condition, results of operations, liquidity or prospects. In such an event, the market price of our Class A common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.
Item 8.01 - Other Events.
On May 8, 2024, the Company entered into a definitive agreement to acquire Revel Systems, Inc. and its subsidiaries for approximately $250.0 million of total purchase consideration, comprised entirely of cash on hand. The Company expects the acquisition to close in the second quarter of 2024, subject to customary closing conditions.
(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
(c) Insider trading arrangements and policies.
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Shift4 Payments, Inc.

		By:	/s/ Jared Isaacman
Jared Isaacman
Date:	May 9, 2024		Chief Executive Officer (principal executive officer)

		By:	/s/ Nancy Disman
Nancy Disman
Date:	May 9, 2024		Chief Financial Officer (principal financial officer)