Form 10-Q
period 2024-06-30
Shift4 Payments, Inc.
filed 2024-08-09
CIK 1794669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Yes ☐ No ☒
As of August 2, 2024, there were 65,195,489 shares of the registrant’s Class A common stock, $0.0001 par value per share, outstanding, 21,733,490 shares of the registrant’s Class B common stock, $0.0001 par value per share, outstanding and 1,665,854 shares of the registrant’s Class C common stock, $0.0001 par value per share, outstanding.

SHIFT4 PAYMENTS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report, including, without limitation, statements relating to our position as a leader within our industry; our future results of operations and financial position, business strategy and plans; the anticipated benefits of and costs associated with recent acquisitions; and objectives of management for future operations and activities, including, among others, statements regarding expected growth, international expansion, future capital expenditures, debt covenant compliance, financing activities, debt service obligations, and the timing of any of the foregoing, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)(in millions, except share and per share amounts)

	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$205.0	$455.0
Restricted cash	74.8	84.4
Settlement assets	279.1	321.2
Accounts receivable, net	310.5	256.8
Inventory	8.1	3.4
Prepaid expenses and other current assets	50.2	32.5
Total current assets	927.7	1,153.3
Noncurrent assets
Equipment for lease, net	144.5	123.1
Property, plant and equipment, net	28.5	28.6
Right-of-use assets	29.7	22.8
Investments in securities	72.9	62.2
Collateral held by the card networks	37.5	37.7
Goodwill	1,299.9	1,111.3
Residual commission buyouts, net	187.4	229.6
Capitalized customer acquisition costs, net	59.0	51.7
Other intangible assets, net	674.0	548.8
Other noncurrent assets	33.1	18.7
Total assets	$3,494.2	$3,387.8
Liabilities and Stockholders' Equity
Current liabilities
Settlement liabilities	$274.4	$315.2
Accounts payable	263.9	204.6
Accrued expenses and other current liabilities	120.5	83.9
Deferred revenue	18.6	20.6
Bank deposits	—	72.3
Current lease liabilities	8.9	7.8
Total current liabilities	686.3	704.4
Noncurrent liabilities
Long-term debt	1,754.3	1,750.2
Deferred tax liability	31.1	28.7
Noncurrent lease liabilities	24.4	18.8
Other noncurrent liabilities	39.3	17.3
Total liabilities	2,535.4	2,519.4
Commitments and contingencies (Note 16)
Stockholders' equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized at June 30, 2024 and December 31, 2023, none issued and outstanding	—	—
Class A common stock, $0.0001 par value per share, 300,000,000 shares authorized, 61,967,248 and 60,664,171 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Class B common stock, $0.0001 par value per share, 100,000,000 shares authorized, 23,750,968 and 23,831,883 shares issued and outstanding at both June 30, 2024 and December 31, 2023, respectively.	—	—
Class C common stock, $0.0001 par value per share, 100,000,000 shares authorized, 1,665,854 and 1,694,915 shares issued and outstanding at both June 30, 2024 and December 31, 2023, respectively.	—	—
Additional paid-in capital	1,005.7	985.9
Accumulated other comprehensive income (loss)	(7.1)	14.1
Retained deficit	(297.8)	(346.7)
Total stockholders' equity attributable to Shift4 Payments, Inc.	700.8	653.3
Noncontrolling interests	258.0	215.1
Total stockholders' equity	958.8	868.4
Total liabilities and stockholders' equity	$3,494.2	$3,387.8
See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (in millions, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Gross revenue	$827.0	$637.0	$1,534.4	$1,184.0
Cost of sales (exclusive of certain depreciation and amortization expense shown separately below)	(595.2)	(470.1)	(1,114.8)	(871.7)
General and administrative expenses	(110.1)	(82.1)	(217.2)	(167.8)
Revaluation of contingent liabilities	(0.3)	(5.6)	(2.4)	(12.6)
Depreciation and amortization expense (a)	(46.7)	(35.9)	(91.5)	(71.2)
Professional expenses	(11.6)	(5.4)	(19.6)	(11.5)
Advertising and marketing expenses	(3.9)	(4.0)	(8.3)	(6.5)
Income from operations	59.2	33.9	80.6	42.7
Interest income	5.0	8.8	10.4	16.4
Other income (expense), net	0.4	(0.4)	1.8	(0.3)
Unrealized gain (loss) on investments in securities	(0.2)	—	10.8	8.9
Change in TRA liability	(3.6)	(0.8)	(4.8)	(1.3)
Interest expense	(8.1)	(8.0)	(16.2)	(16.1)
Income before income taxes	52.7	33.5	82.6	50.3
Income tax benefit	1.8	3.3	0.4	6.9
Net income	54.5	36.8	83.0	57.2
Less: Net income attributable to noncontrolling interests	(15.3)	(11.7)	(23.2)	(17.3)
Net income attributable to Shift4 Payments, Inc.	$39.2	$25.1	$59.8	$39.9

Basic net income per share
Class A net income per share - basic	$0.59	$0.43	$0.90	$0.68
Class A weighted average common stock outstanding - basic	64,438,168	56,914,370	64,441,324	56,079,923
Class C net income per share - basic	$0.59	$0.43	$0.90	$0.68
Class C weighted average common stock outstanding - basic	1,689,805	2,061,569	1,692,360	2,151,111

Diluted net income per share
Class A net income per share - diluted	$0.58	$0.42	$0.89	$0.67
Class A weighted average common stock outstanding - diluted	65,564,817	58,173,624	65,763,523	57,444,069
Class C net income per share - diluted	$0.58	$0.42	$0.89	$0.67
Class C weighted average common stock outstanding - diluted	1,689,805	2,061,569	1,692,360	2,151,111
See accompanying notes to unaudited condensed consolidated financial statements.
(a)Depreciation and amortization expense includes depreciation of equipment under lease of $13.0 million and $24.9 million for the three and six months ended June 30, 2024, respectively, and $8.2 million and $15.4 million for the three and six months ended June 30, 2023, respectively.

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$54.5	$36.8	$83.0	$57.2
Other comprehensive income (loss)
Unrealized gain (loss) on foreign currency translation adjustment	(14.0)	(0.1)	(28.5)	2.9
Comprehensive income	40.5	36.7	54.5	60.1
Less: Comprehensive income attributable to noncontrolling interests	(11.9)	(11.7)	(15.9)	(18.2)
Comprehensive income attributable to Shift4 Payments, Inc.	$28.6	$25.0	$38.6	$41.9
See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited) (in millions, except share amounts)

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balances at December 31, 2023	60,664,171	$—	23,831,883	$—	1,694,915	$—	$985.9	—	$—	$(346.7)	$14.1	$215.1	$868.4
Net income	—	—	—	—	—	—	—	—	—	20.6	—	7.9	28.5
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(0.3)	(0.3)
Equity-based compensation	—	—	—	—	—	—	22.8	—	—	—	—	—	22.8
Vesting of restricted stock units, net of tax withholding	151,053	—	—	—	—	—	(11.6)	—	—	—	—	2.5	(9.1)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(10.6)	(3.9)	(14.5)
Balances at March 31, 2024	60,815,224	—	23,831,883	—	1,694,915	—	997.1	—	—	(326.1)	3.5	221.3	895.8
Net income	—	—	—	—	—	—	—	—	—	39.2	—	15.3	54.5
Recognition of Vectron noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	25.9	25.9
Repurchases of Class A common stock to treasury stock	—	—	—	—	—	—	(1.0)	(230,400)	(15.9)	—	—	1.0	(15.9)
Issuance of Class A common stock, net of tax withholding	1,230,309	—	—	—	—	—	1.6	—	—	—	—	0.4	2.0
Retirement of treasury stock	(230,400)	—	—	—	—	—	(5.0)	230,400	15.9	(10.9)	—	—	—
Exchange of shares held by Rook	109,976	—	(80,915)	—	(29,061)	—	0.1	—	—	—	—	(0.1)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(1.7)	(1.7)
Equity-based compensation	—	—	—	—	—	—	14.3	—	—	—	—	—	14.3
Vesting of restricted stock units, net of tax withholding	42,139	—	—	—	—	—	(1.4)	—	—	—	—	(0.7)	(2.1)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(10.6)	(3.4)	(14.0)
Balances at June 30, 2024	61,967,248	$—	23,750,968	$—	1,665,854	$—	$1,005.7	—	$—	$(297.8)	$(7.1)	$258.0	$958.8

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balances at December 31, 2022	54,153,218	$—	25,829,016	$—	2,889,811	$—	$702.6	—	$—	$(363.6)	$8.3	$133.3	$480.6
Net income	—	—	—	—	—	—	—	—	—	14.8	—	5.6	20.4
Issuance of Class A common stock and contingent share earnout in connection with an acquisition	27,780	—	—	—	—	—	5.5	—	—	—	—	2.1	7.6
Exchange of shares held by Rook	2,465,770	—	(1,666,665)	—	(799,105)	—	4.9	—	—	—	—	(4.9)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(1.8)	(1.8)
Equity-based compensation	—	—	—	—	—	—	21.9	—	—	—	—	—	21.9
Vesting of restricted stock units, net of tax withholding	123,846	—	—	—	—	—	(4.7)	—	—	—	—	(0.6)	(5.3)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	2.1	0.9	3.0
Balances at March 31, 2023	56,770,614	—	24,162,351	—	2,090,706	—	730.2	—	—	(348.8)	10.4	134.6	526.4
Net income	—	—	—	—	—	—	—	—	—	25.1	—	11.7	36.8
Issuance of Class A common stock	295,699	—	—	—	—	—	6.4	—	—	—	—	4.6	11.0
Repurchases of Class A common stock to treasury stock	—	—	—	—	—	—	22.7	(1,515,000)	(97.3)	—	—	(22.7)	(97.3)
Retirement of treasury stock	(1,515,000)	—	—	—	—	—	(33.4)	1,515,000	97.3	(63.9)	—	—	—
Exchange of shares held by Rook	661,901	—	(330,468)	—	(331,433)	—	1.9	—	—	—	—	(1.9)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Equity-based compensation	—	—	—	—	—	—	13.1	—	—	—	—	—	13.1
Vesting of restricted stock units, net of tax withholding	253,919	—	—	—	—	—	(7.1)	—	—	—	—	(3.2)	(10.3)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(0.1)	—	(0.1)
Balances at June 30, 2023	56,467,133	$—	23,831,883	$—	1,759,273	$—	$733.8	—	$—	$(387.6)	$10.3	$122.7	$479.2
See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in millions)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net income	$83.0	$57.2
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	135.8	97.6
Equity-based compensation expense	37.1	34.0
Revaluation of contingent liabilities	2.4	12.6
Unrealized gain on investments in securities	(10.8)	(8.9)
Change in TRA liability	4.8	1.3
Amortization of capitalized financing costs	4.1	4.1
Provision for bad debts	3.9	5.5
Deferred income taxes	(9.3)	(8.4)
Unrealized foreign exchange gains	(1.8)	—
Other noncash items	(1.6)	0.3
Change in operating assets and liabilities
Settlement activity, net	(54.0)	—
Accounts receivable	(36.8)	(37.9)
Prepaid expenses and other assets	(14.3)	(0.9)
Inventory	2.9	2.5
Capitalized customer acquisition costs	(19.1)	(16.3)
Accounts payable	36.7	19.6
Accrued expenses and other liabilities	23.8	9.8
Payments on contingent liabilities in excess of initial fair value	(0.3)	—
Right-of-use assets and lease liabilities, net	(0.4)	0.1
Deferred revenue	(13.3)	(0.9)
Net cash provided by operating activities	172.8	171.3

Investing activities
Acquisitions, net of cash acquired	(301.4)	(36.3)
Acquisition of equipment to be leased	(46.4)	(37.0)
Capitalized software development costs	(31.5)	(17.9)
Acquisition of property, plant and equipment	(3.5)	(6.1)
Residual commission buyouts	(1.3)	(8.7)
Purchase of intangible assets	—	(2.0)
Proceeds from sale of investments in securities	2.6	—
Net cash used in investing activities	(381.5)	(108.0)

Financing activities
Repurchases of Class A common stock	(15.9)	(96.8)
Payments for withholding tax related to vesting of restricted stock units	(11.2)	(15.7)
Payments on contingent liabilities	(0.9)	(0.5)
Distributions to noncontrolling interests	(2.0)	(2.2)
Net change in bank deposits	(70.8)	—
Net cash used in financing activities	(100.8)	(115.2)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(9.0)	0.7
Change in cash and cash equivalents and restricted cash	(318.5)	(51.2)

Cash and cash equivalents and restricted cash, beginning of period	721.8	776.5
Cash and cash equivalents and restricted cash, end of period	$403.3	$725.3
See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share and per share amounts)
1.Organization, Basis of Presentation and Significant Accounting Policies
Organization
Shift4 Payments, Inc. (“Shift4 Payments” or “the Company”) was incorporated in Delaware in order to carry on the business of Shift4 Payments, LLC and its consolidated subsidiaries. The Company is a leading independent provider of software and payment processing solutions in the United States (“U.S.”) based on total volume of payments processed.
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
The assets and liabilities of Shift4 Payments, LLC represent substantially all of the consolidated assets and liabilities of Shift4 Payments, Inc. with the exception of certain cash balances, amounts payable under the Tax Receivable Agreement (“TRA”), and the aggregate principal amount of $690.0 million of 2025 Convertible Notes and $632.5 million of 2027 Convertible Notes (together, the “Convertible Notes”) that are held by Shift4 Payments, Inc. directly. As of June 30, 2024 and December 31, 2023, $5.5 million and $3.6 million of cash, respectively, was directly held by Shift4 Payments, Inc. As of June 30, 2024 and December 31, 2023, the TRA liability was $8.2 million and $5.1 million, respectively. In connection with the issuance of the Convertible Notes, Shift4 Payments, Inc. entered into Intercompany Convertible Notes with Shift4 Payments, LLC, whereby Shift4 Payments, Inc. provided the net proceeds from the issuance of the Convertible Notes to Shift4 Payments, LLC in the amount of $1,322.5 million. Shift4 Payments, Inc., which was incorporated on November 5, 2019, has not had any material operations on a standalone basis since its inception, and all of the operations of the Company are carried out by Shift4 Payments, LLC and its subsidiaries.
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

Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 1 to Shift4 Payments, Inc.’s consolidated financial statements as of and for the year ended December 31, 2023 in the 2023 Form 10-K. There have been no significant changes to these policies which have had a material impact on the Company’s unaudited condensed consolidated financial statements and related notes during the six months ended June 30, 2024.
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
In the fourth quarter of 2023, the Company acquired Credorax, Inc. d/b/a Finaro (“Finaro”). Finaro’s principal activities consist of the provision of integrated acquiring and payment processing services to merchants located in Europe and the United Kingdom (the “U.K.”). Unlike the Company’s U.S. business, Finaro operates as a full acquirer, and without a sponsor bank like the Company has historically operated with in the U.S. As a result, the Company’s European and U.K. business includes settlement processing assets and liabilities. These assets primarily include settlement-related cash and funds receivable from card networks. Cash and cash equivalents held on behalf of merchants and other payees are included within “Settlement assets” on the unaudited Condensed Consolidated Balance Sheet. The changes in settlement cash and cash equivalents are included within “Settlement activity, net” within Operating activities on the Company’s unaudited Condensed Consolidated Statements of Cash Flows. The following table provides a reconciliation between cash and cash equivalents on the unaudited Condensed Consolidated Balance Sheets and the unaudited Condensed Consolidated Statements of Cash Flows:

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$205.0	$455.0
Restricted cash	74.8	84.4
Cash and cash equivalents included in Settlement assets	123.5	182.4
Total cash and cash equivalents and restricted cash on the unaudited Condensed Consolidated Statements of Cash Flows	$403.3	$721.8
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
Settlement Assets and Liabilities
Settlement assets and liabilities are balances related to the settlement process which involves the transferring of funds between card issuers, merchants and other third parties. The Company currently operates under two different models: (1) a sponsorship model and (2) a direct member model. In the U.S., the Company operates under the sponsorship model and outside the U.S. the Company primarily operates under the direct member model. The Company’s operations outside the U.S. are primarily related to the business of Finaro, which was acquired in the fourth quarter of 2023.
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
Vectron
On June 14, 2024, the Company acquired a majority stake in Vectron Systems AG (“Vectron”). Based in Germany, Vectron is a supplier of POS systems to the restaurant and hospitality verticals that management believes will provide the Company with local product expertise and a European distribution network of POS resellers. Throughout the remainder of June 2024, the Company purchased additional shares of Vectron’s common stock through a public tender offer and open market purchases. As of June 30, 2024, the Company owned approximately 74% of Vectron’s common stock, for which it paid $59.0 million of total purchase consideration, net of cash acquired. Subsequent to June 30, 2024, the Company will attempt to acquire additional ownership through the public tender offer and implement a process to gain operational control of Vectron. The Company consolidates 100% of Vectron’s assets, liabilities, revenues and expenses and records a noncontrolling interest balance for the 26% economic interest in Vectron not held by the Company. Total purchase consideration was as follows:

Cash	$63.2
Contingent consideration (a)	2.9
Total purchase consideration	66.1
Less: cash acquired	(7.1)
Total purchase consideration, net of cash acquired	59.0
Noncontrolling interest as of June 30, 2024	25.9
Fair value of net assets acquired	$84.9

(a) The Company agreed to a cash earnout due to certain former shareholders of Vectron based on the achievement against certain operational metrics over the next three years. The actual earn out can range between zero and €7.0 million. The fair value of the earnout was included in the initial purchase consideration and will be revalued and recorded quarterly until the end of the earnout period as a fair value adjustment within “Revaluation of contingent liabilities” in the Company’s unaudited Condensed Consolidated Statements of Operations. As of June 30, 2024, the fair value of the earnout was $2.9 million, which is recognized in “Other noncurrent liabilities” on the Company’s unaudited Condensed Consolidated Balance Sheets.

The following table summarizes the fair value assigned to the assets acquired and liabilities assumed at the acquisition date. These amounts reflect various preliminary fair value estimates and assumptions, and are subject to change within the measurement period as valuations are finalized. The primary area of preliminary purchase price allocation subject to change relates to the valuation of accounts receivable, prepaid expenses and other current assets, other intangible assets, accounts payable, accrued expenses and other current liabilities, and residual goodwill.

Accounts receivable	$8.2
Inventory	3.5
Prepaid expenses and other current assets	6.3
Goodwill (a)	79.9
Other intangible assets	28.6
Property, plant and equipment, net	1.5
Right-of-use assets	8.9
Other noncurrent assets	2.5
Accounts payable	(5.3)
Accrued expenses and other current liabilities	(5.9)
Deferred revenue	(4.6)
Current lease liabilities	(1.2)
Deferred tax liability	(11.4)
Noncurrent lease liabilities	(7.9)
Other noncurrent liabilities (b)	(18.2)
Net assets acquired	$84.9

(a) Goodwill is not deductible for tax purposes.
(b) In connection with the Company’s majority stake in Vectron and due to Vectron’s acquisition of acardo group AG (“Acardo”) in December 2022, the Company became party to an earnout agreement with certain former shareholders of Acardo. The earnout is payable in multiple tranches, with up to €25.0 million payable in 2026. This amount is based on a multiple of the average of Acardo’s earnings before interest and taxes (“EBIT”) achieved in 2024 and 2025. Additionally, a percentage of Acardo’s net income for fiscal years 2023, 2024 and 2025 are payable in 2024, 2025 and 2026, respectively. Each portion of the earnout is expected to be paid in cash. The fair value of the earnout was included in the initial purchase consideration and will be revalued quarterly until the end of the earnout period as a fair value adjustment within “Revaluation of contingent liabilities” in the Company’s unaudited Condensed Consolidated Statements of Operations. As of June 30, 2024, the fair value of the earnout was $14.3 million, which was recognized in “Other noncurrent liabilities” on the Company’s unaudited Condensed Consolidated Balance Sheets.

The fair values of other intangible assets were estimated using inputs classified as Level 3 under the income approach using the relief-from-royalty method for acquired technology and the trade name, and the multi-period excess earnings method for merchant relationships. This transaction was not taxable for income tax purposes. The estimated life of acquired technology, merchant relationships and trade name are six, thirteen and seven years, respectively.
The acquisition of Vectron did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

Revel
On June 13, 2024, the Company completed the acquisition of Revel Systems, Inc. (“Revel”) by acquiring 100% of its common stock for $245.3 million of total purchase consideration, net of cash acquired. Revel offers a cloud-based POS system primarily for multi-location merchants, focusing on restaurants, as well as back office and marketing tools that management believes will strengthen the Company’s presence within the restaurant and retail markets. Total purchase consideration was as follows:

Cash (a)	$255.3
Total purchase consideration	255.3
Less: cash acquired	(10.0)
Total purchase consideration, net of cash acquired	$245.3

(a) Subject to customary post-closing adjustments.
The following table summarizes the fair value assigned to the assets acquired and liabilities assumed at the acquisition date. These amounts reflect various preliminary fair value estimates and assumptions, and are subject to change within the measurement period as valuations are finalized. The primary area of preliminary purchase price allocation subject to change relates to the valuation of accounts receivable, prepaid expenses and other current assets, other intangible assets, accounts payable, accrued expenses and other current liabilities, and residual goodwill.

Accounts receivable	$15.4
Inventory	2.1
Prepaid expenses and other current assets	4.3
Right-of-use assets	1.5
Goodwill (a)	117.6
Other intangible assets	123.3
Other noncurrent assets	7.2
Accounts payable	(11.1)
Accrued expenses and other current liabilities	(7.3)
Deferred revenue	(6.1)
Current lease liabilities	(0.6)
Noncurrent lease liabilities	(1.0)
Net assets acquired	$245.3

(a) Goodwill is not deductible for tax purposes.
The fair values of other intangible assets were estimated using inputs classified as Level 3 under the income approach using the relief-from-royalty method for acquired technology and the trade name, and the multi-period excess earnings method for merchant relationships. This transaction was not taxable for income tax purposes. The estimated life of acquired technology, merchant relationships and trade name are three, ten and three years, respectively.
The acquisition of Revel did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

Finaro
On October 26, 2023, the Company completed the acquisition of Finaro by acquiring 100% of its common stock for $330.8 million of total purchase consideration, net of cash acquired. Finaro is a cross-border eCommerce platform and bank specializing in solving complex payment problems for multi-national merchants that we believe will help drive our expansion into international markets. Total purchase consideration was as follows:

Cash	$211.9
Shares of Class A common stock (a)	302.0
Contingent consideration (b)	2.8
Settlement of preexisting relationship	1.3
Total purchase consideration	518.0
Less: cash acquired	(187.2)
Total purchase consideration, net of cash acquired	$330.8

(a) Approximately 7.4 million shares of the Company’s Class A common stock are to be issued in connection with the acquisition, of which approximately 1.0 million shares relate to an earnout which was fully achieved prior to the acquisition date. 3.7 million shares were issued during the fourth quarter of 2023 and 1.2 million shares were issued during the second quarter of 2024. The remaining 2.5 million shares are expected to be issued over the course of the twelve months post-acquisition. The total equity of $302.0 million was recorded to “Additional Paid-in Capital” in the Company’s Consolidated Balance Sheets upon closing of the acquisition.

(b) The Company agreed to pay additional cash consideration to the sellers equal to the proceeds realized from the sale of an investment in certain securities held by Finaro, when and if realized, after the deduction of tax payments, if any. The fair value of the contingent consideration was included in the initial purchase consideration and will be revalued quarterly until settlement. As of June 30, 2024, the fair value of the contingent consideration was $3.8 million.

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

Settlement assets, excluding cash (a)	$67.6
Accounts receivable	15.2
Investments in securities	2.2
Prepaid expenses and other current assets	10.9
Goodwill (b)	280.6
Acquired technology	130.0
Merchant relationships	75.0
Banking license	3.0
Property, plant and equipment	2.1
Collateral held by the card networks	36.4
Right-of-use assets	3.0
Other noncurrent assets	4.1
Settlement liabilities	(193.5)
Accounts payable	(13.0)
Accrued expenses and other current liabilities	(6.6)
Bank deposits	(70.5)
Current lease liabilities	(1.4)
Noncurrent lease liabilities	(1.6)
Deferred tax liability	(10.4)
Other noncurrent liabilities	(2.3)
Net assets acquired	$330.8

(a) Excludes settlement-related cash of $134.9 million.
(b) Goodwill is not deductible for tax purposes.

The fair values of other intangible assets were estimated using inputs classified as Level 3 under the income approach using the multi-period excess earnings method for acquired technology, the with and without method for merchant relationships, and the replacement cost method for the banking license. This transaction was not taxable for income tax purposes. Management’s estimates of fair value are based upon assumptions related to projected revenues, earnings before interest income, interest expense, income taxes, and depreciation and amortization (“EBITDA”) margins, research and development addback, obsolescence rates, and discount rates. The estimated life of acquired technology, merchant relationships and the banking license are eight, ten and two years respectively. The goodwill arising from the acquisition largely consisted of revenue synergies associated with a larger total addressable market.
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

Cash	$109.5
Total purchase consideration	109.5
Less: cash acquired	(0.8)
Total purchase consideration, net of cash acquired	$108.7
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
The fair value of other intangible assets was estimated using inputs classified as Level 3 under the income approach using the multi-period excess earnings method for merchant relationships. This transaction was taxable for income tax purposes. The estimated life of merchant relationships is ten years. The goodwill arising from the acquisition largely consisted of revenue synergies associated with the ability to cross-sell newly acquired customers and technology capabilities.
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
Disaggregated Revenue
The following table presents a disaggregation of the Company’s revenue from contracts with customers based on similar operational characteristics:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Payments-based revenue	$755.8	$600.1	$1,410.9	$1,111.1
Subscription and other revenues	71.2	36.9	123.5	72.9
Total	$827.0	$637.0	$1,534.4	$1,184.0
Substantially all of the Company’s revenue is recognized over time.
Contract Liabilities
The Company charges merchants for various post-contract license support and service fees. These fees typically relate to a period of one year. The Company recognizes the revenue on a straight-line basis over its respective period. As of June 30, 2024 and December 31, 2023, the Company had deferred revenue of $19.9 million and $22.5 million, respectively. The change in the contract liabilities was primarily the result of a timing difference between payment from the customer and the Company’s satisfaction of each performance obligation.
The amount of gross revenue recognized that was included in the December 31, 2023 balance of deferred revenue was $7.0 million and $17.2 million for the three and six months ended June 30, 2024, respectively.
Allowance for Doubtful Accounts
The change in the Company’s allowance for doubtful accounts was as follows:

	Six Months Ended June 30,
	2024	2023
Beginning balance	$22.7	$18.1
Additions to expense	3.9	5.5
Write-offs, net of recoveries and other adjustments	(3.4)	(2.0)
Ending balance	$23.2	$21.6
4.Goodwill
The changes in the carrying amount of goodwill were as follows:

Balance at December 31, 2023	$1,111.3
Vectron acquisition (Note 2)	79.9
Revel acquisition (Note 2)	117.6
Purchase price adjustments related to prior period acquisitions	1.7
Effect of foreign currency translation	(10.6)
Balance at June 30, 2024	$1,299.9

5.Depreciation and Amortization
Amounts charged to expense in the Company’s unaudited Condensed Consolidated Statements of Operations for depreciation and amortization were as follows:

	Amortization			Depreciation
	Residual Commission Buyouts	Other Intangible Assets	Capitalized Customer Acquisition Costs	Equipment Under Lease	Property, Plant and Equipment	Total
Three Months Ended June 30, 2024
Depreciation and amortization expense	$21.7	$9.3	$—	$13.0	$2.7	$46.7
Cost of sales	—	16.8	6.1	—	0.1	23.0
Total depreciation and amortization (a)	$21.7	$26.1	$6.1	$13.0	$2.8	$69.7

Three Months Ended June 30, 2023
Depreciation and amortization expense	$20.7	$5.5	$—	$8.2	$1.5	$35.9
Cost of sales	—	9.2	4.7	—	0.2	14.1
Total depreciation and amortization (b)	$20.7	$14.7	$4.7	$8.2	$1.7	$50.0

Six Months Ended June 30, 2024
Depreciation and amortization expense	$43.5	$18.0	$—	$24.9	$5.1	$91.5
Cost of sales	—	32.3	11.8	—	0.2	44.3
Total depreciation and amortization (c)	$43.5	$50.3	$11.8	$24.9	$5.3	$135.8

Six Months Ended June 30, 2023
Depreciation and amortization expense	$42.3	$10.7	$—	$15.4	$2.8	$71.2
Cost of sales	—	17.5	8.5	—	0.4	26.4
Total depreciation and amortization (d)	$42.3	$28.2	$8.5	$15.4	$3.2	$97.6
(a)    Total amortization of $53.9 million consisted of amortization of acquired intangibles of $38.8 million and amortization of non-acquired intangibles of $15.1 million.
(b)    Total amortization of $40.1 million consisted of amortization of acquired intangibles of $29.8 million and amortization of non-acquired intangibles of $10.3 million.
(c)    Total amortization of $105.6 million consisted of amortization of acquired intangibles of $76.8 million and amortization of non-acquired intangibles of $28.8 million.
(d)    Total amortization of $79.0 million consisted of amortization of acquired intangibles of $59.7 million and amortization of non-acquired intangibles of $19.3 million.
As of June 30, 2024, the estimated amortization expense for each of the five succeeding years and thereafter is as follows:

	Residual Commission Buyouts	Other Intangible Assets	Capitalized Customer Acquisition Costs	Total Amortization
2024 (remaining six months)	$43.4	$62.8	$12.4	$118.6
2025	85.1	114.6	21.3	221.0
2026	51.1	96.0	15.3	162.4
2027	2.6	72.1	8.8	83.5
2028	1.7	57.2	1.2	60.1
Thereafter	3.5	271.3	—	274.8
Total	$187.4	$674.0	$59.0	$920.4

6.Residual Commission Buyouts
Residual commission buyouts represent transactions with certain third-party distribution partners, pursuant to which the Company acquires their ongoing merchant relationships that subscribe to the Company’s end-to-end payments platform.
Residual commission buyouts, net consisted of the following:

	Weighted Average Amortization Period (in years)	June 30, 2024
		Carrying Value	Accumulated Amortization	Net Carrying Value
Residual commission buyouts from asset acquisitions	4	$324.9	$(148.4)	$176.5
Residual commission buyouts from business combinations	8	13.9	(3.0)	10.9
Total residual commission buyouts		$338.8	$(151.4)	$187.4

	Weighted Average Amortization Period (in years)	December 31, 2023
		Carrying Value	Accumulated Amortization	Net Carrying Value
Residual commission buyouts from asset acquisitions	4	$323.6	$(105.7)	$217.9
Residual commission buyouts from business combinations	8	13.9	(2.2)	11.7
Total residual commission buyouts		$337.5	$(107.9)	$229.6
7.Other Intangible Assets, Net
Other intangible assets, net consisted of the following:

	Weighted Average Amortization Period (in years)	June 30, 2024
		Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	11	$470.2	$(73.1)	$397.1
Acquired technology	8	267.4	(95.8)	171.6
Trademarks and trade names	12	31.1	(7.7)	23.4
Capitalized software development costs	3	126.7	(46.6)	80.1
Finaro banking license	1	2.9	(1.1)	1.8
Total other intangible assets, net		$898.3	$(224.3)	$674.0

	Weighted Average Amortization Period (in years)	December 31, 2023
		Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	11	$340.6	$(57.8)	$282.8
Acquired technology	9	257.6	(80.8)	176.8
Trademarks and trade names	13	28.1	(6.3)	21.8
Capitalized software development costs	3	98.8	(34.1)	64.7
Finaro banking license	2	3.0	(0.3)	2.7
Total other intangible assets, net		$728.1	$(179.3)	$548.8
8.Capitalized Customer Acquisition Costs, Net
Capitalized customer acquisition costs, net consisted of the following:

	Weighted Average Amortization Period (in years)
		Carrying Value	Accumulated Amortization	Net Carrying Value
Total costs as of June 30, 2024	4	$107.2	$(48.2)	$59.0
Total costs as of December 31, 2023	4	$96.6	$(44.9)	$51.7

9.Equipment for Lease, Net
Equipment for lease, net consisted of the following:

	Weighted Average Depreciation Period (in years)	June 30, 2024
		Carrying Value	Accumulated Depreciation	Net Carrying Value
Equipment under lease	4	$212.6	$(77.8)	$134.8
Equipment held for lease (a)	N/A	9.7	—	9.7
Total equipment for lease, net		$222.3	$(77.8)	$144.5

	Weighted Average Depreciation Period (in years)	December 31, 2023
		Carrying Value	Accumulated Depreciation	Net Carrying Value
Equipment under lease	4	$181.2	$(69.6)	$111.6
Equipment held for lease (a)	N/A	11.5	—	11.5
Total equipment for lease, net		$192.7	$(69.6)	$123.1

(a) Represents equipment that was not yet initially deployed to a merchant and, accordingly, is not being depreciated.
10.Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	June 30, 2024	December 31, 2023
Equipment	$19.9	$21.9
Capitalized software	4.4	3.5
Leasehold improvements	18.7	18.7
Furniture and fixtures	2.4	2.2
Vehicles	0.4	0.4
Total property, plant and equipment, gross	45.8	46.7
Less: Accumulated depreciation	(17.3)	(18.1)
Total property, plant and equipment, net	$28.5	$28.6
11.Debt
The Company’s outstanding debt consisted of the following:

	Maturity	Effective Interest Rate	June 30, 2024	December 31, 2023
Convertible Senior Notes due 2025 ("2025 Convertible Notes")	December 15, 2025	0.49%	$690.0	$690.0
Convertible Senior Notes due 2027 ("2027 Convertible Notes")	August 1, 2027	0.90%	632.5	632.5
4.625% Senior Notes due 2026 ("2026 Senior Notes")	November 1, 2026	5.13%	450.0	450.0
Total borrowings			1,772.5	1,772.5
Less: Unamortized capitalized financing fees			(18.2)	(22.3)
Total long-term debt			$1,754.3	$1,750.2
Amortization of capitalized financing fees is included within “Interest expense” in the Company’s unaudited Condensed Consolidated Statements of Operations. Amortization expense for capitalized financing fees was $2.0 million and $4.1 million for the three and six months ended June 30, 2024, respectively, and $2.0 million and $4.1 million for the three and six months ended June 30, 2023, respectively.

Future principal payments
As of June 30, 2024, future principal payments associated with the Company’s long-term debt were as follows:

2024	$—
2025	690.0
2026	450.0
2027	632.5
Total	$1,772.5
Revolving Credit Facility
As of June 30, 2024, there were no borrowings on the Revolving Credit Facility and borrowing capacity was $100.0 million.
Restrictions and Covenants
The 2025 Convertible Notes, 2026 Senior Notes, 2027 Convertible Notes (collectively, the “Notes”) and Revolving Credit Facility include certain restrictions on the ability of Shift4 Payments, LLC to make loans, advances, or pay dividends to Shift4 Payments, Inc.
As of June 30, 2024 and December 31, 2023, the Company was in compliance with all financial covenants under its debt agreements. The Company expects to be in compliance with such financial covenants for at least 12 months following the issuance of these unaudited condensed consolidated financial statements.
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

Acquisition-Related Contingent Consideration
The Company’s acquisitions often include contingent consideration, or earnout, provisions. The total fair value of contingent consideration related to the acquisitions of Vectron, Finaro, Online Payments Group, and Restaurant Technology Partners as of June 30, 2024 was $49.7 million, of which $30.6 million is included in “Accrued expenses and other current liabilities” and $19.1 million is included within “Other noncurrent liabilities” on the Company’s unaudited Condensed Consolidated Balance Sheets. The change in fair value of these liabilities is included in “Revaluation of contingent liabilities” on the Company’s unaudited Condensed Consolidated Statements of Operations. Each of these fair value measurements utilize Level 3 inputs, such as projected revenues, discount rates and other subjective inputs. See Note 2 for further information on the contingent consideration for Vectron and Finaro.

Online Payments Group
The Company entered into an earnout agreement with the former shareholders of Online Payments Group, not to exceed $60.0 million, with $30.0 million of the earnout payable as of September 2023 (“Tranche 1”) if key customers of Online Payments Group contribute a specified amount of revenue from September 29, 2022 to September 28, 2023 and the remaining $30.0 million payable as of September 2024 (“Tranche 2”) if key customers contribute a specified amount of revenue from September 29, 2022 to September 28, 2024. Each portion of the earnout will be paid 50% in shares of the Company’s Class A common stock and 50% in cash. The fair value of the earnout was included in the initial purchase consideration and is revalued quarterly until the end of the earnout period as a fair value adjustment within “Revaluation of contingent liabilities” in the Company’s unaudited Condensed Consolidated Statements of Operations. Tranche 1 was fully earned and paid in 2023. The fair value of Tranche 2 as of June 30, 2024 was estimated to be $28.3 million and is included in “Accrued expenses and other current liabilities” on the Company’s unaudited Condensed Consolidated Balance Sheets as of June 30, 2024.

Restaurant Technology Partners
The Company entered into an earnout agreement with certain former shareholders of the restaurant technology partner acquired in 2023, calculated as a multiple of the number of the restaurant technology partner’s merchants that are converted to the Company’s end-to-end payments platform during the 24 months following September 1, 2022, not to exceed $2.5 million in total. The earnout is expected to be paid in cash. The fair value of the earnout was included in the initial purchase consideration and will be revalued quarterly until the end of the earnout period as a fair value adjustment within “Revaluation of contingent liabilities” in the Company’s unaudited Condensed Consolidated Statements of Operations. As of June 30, 2024, the fair value of the earnout was $0.4 million, which is recognized in “Accrued expenses and other current liabilities” on the Company’s unaudited Condensed Consolidated Balance Sheets.
Asset-Related Contingent Consideration
As of June 30, 2024, the estimated fair value of the Company’s contingent consideration agreements entered into in conjunction with residual commission buyouts and the acquisition of other intangible assets was $0.6 million, which is included in “Accrued expenses and other current liabilities” on the Company’s unaudited Condensed Consolidated Balance Sheets. The fair values of the contingent consideration were estimated based on the projected attrition rates and other financial metrics within the respective merchant portfolios over the earnout periods.
The table below provides a reconciliation of the beginning and ending balances for the Level 3 contingent liabilities:

	Six Months Ended June 30, 2024
	Contingent Liabilities for Acquisitions	Contingent Liabilities for Assets Acquired	Total Contingent Liabilities
Balance at beginning of period	$32.2	$1.4	$33.6
Contingent consideration	17.2	—	17.2
Fair value adjustments	2.4	0.4	2.8
Impact of foreign exchange	(0.1)	—	(0.1)
Contingent liabilities that achieved earnout	(2.0)	(1.2)	(3.2)
Balance at end of period	$49.7	$0.6	$50.3
Fair value adjustments for contingent liabilities for acquisitions are recorded within “Revaluation of contingent liabilities” in the Company’s unaudited Condensed Consolidated Statements of Operations. There were no transfers into or out of Level 3 during the six months ended June 30, 2024.

The estimated fair value of the Company’s outstanding debt using quoted prices from over-the-counter markets, considered Level 2 inputs, was as follows:

	June 30, 2024		December 31, 2023
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
2025 Convertible Notes	$685.3	$777.4	$683.6	$766.5
2027 Convertible Notes	624.7	600.4	623.5	593.2
2026 Senior Notes	444.8	436.1	443.7	438.2
Total	$1,754.8	$1,813.9	$1,750.8	$1,797.9

(a) Carrying value excludes unamortized debt issuance costs related to the Revolving Credit Facility of $0.5 million and $0.6 million as of June 30, 2024 and December 31, 2023, respectively.
The estimated fair value of the Company’s investments in non-marketable equity securities was $72.9 million and $62.2 million as of June 30, 2024 and December 31, 2023, respectively. These non-marketable equity investments have no readily determinable fair values and are measured using the measurement alternative, which is defined as cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. Adjustments for these investments, if any, are recorded in “Unrealized gain on investments in securities” on the Company’s unaudited Condensed Consolidated Statements of Operations. The Company recognized fair value adjustments to its non-marketable equity investments of $(0.2) million and $10.8 million for the three and six months ended June 30, 2024, respectively, the entire amount of which related to securities still held as of June 30, 2024, based primarily on secondary offerings of identical securities by the respective companies in 2024. The Company has recognized cumulative fair value adjustments to its non-marketable equity investments of $38.1 million.
The estimated fair value of the Company’s crypto settlement assets and crypto settlement liabilities was $7.5 million and $3.5 million as of June 30, 2024 and December 31, 2023, respectively. The Company has valued the assets and liabilities using quoted prices from active cryptocurrency exchanges for the underlying crypto assets, considered Level 2 inputs.
Other financial instruments not measured at fair value on the Company’s unaudited Condensed Consolidated Balance Sheets at June 30, 2024 and December 31, 2023 include cash and cash equivalents, restricted cash, settlement assets, accounts receivable, prepaid expenses and other current assets, collateral held by the card networks, other noncurrent assets, settlement liabilities, accounts payable, accrued expenses and other current liabilities, bank deposits, and other noncurrent liabilities, as their estimated fair values reasonably approximate their carrying value as reported on the Company’s unaudited Condensed Consolidated Balance Sheets.
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
The Company’s effective tax rate was (3)% and (0.5)% for the three and six months ended June 30, 2024, respectively. The Company’s effective tax rate was (10)% and (14)% for the three and six months ended June 30, 2023, respectively. The effective tax rate for the three and six months ended June 30, 2024 was different than the U.S. federal statutory income tax rate of 21% primarily due to the income allocated to the noncontrolling interest, the full valuation allowance on Shift4 Payments, Inc., a $5.2 million tax benefit related to the valuation allowance release on certain corporate subsidiaries, and the lower foreign rate differential in overseas jurisdictions compared to the U.S. federal statutory income tax rate. The effective tax rate for the three and six months ended June 30, 2023 was different than the U.S. federal statutory income tax rate of 21% primarily due to the income allocated to the noncontrolling interest, the full valuation allowances on Shift4 Payments, Inc. and certain corporate subsidiaries in the U.S. and a $1.5 million tax benefit related to the valuation allowance release due to acquired deferred tax liabilities from Focus POS Systems (“Focus”). In addition, the six months ended June 30, 2023 included a $4.8 million tax benefit related to the valuation allowance release due to a legal entity restructuring.

The Company has assessed the realizability of the net deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has recorded a valuation allowance against the majority of Shift4 Payments, Inc.’s deferred tax assets as of June 30, 2024, and December 31, 2023. The Company intends to continue maintaining a valuation allowance on the deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given the current earnings and anticipated future earnings, the Company believes there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow the Company to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and an increase to income tax benefit for the period the release is recorded. The exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that is able to be achieved.
Uncertain Tax Positions
The effects of uncertain tax positions are recognized in the Company’s unaudited condensed consolidated financial statements if these positions meet a “more-likely-than-not” threshold. For those uncertain tax positions that are recognized in the condensed consolidated financial statements, liabilities are established to reflect the portion of those positions it cannot conclude “more-likely-than-not” to be realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits within “Income tax benefit (expense)” in the Company’s unaudited Condensed Consolidated Statements of Operations. Accrued interest and penalties, if any, are included within “Deferred tax liability” in the Company’s unaudited Condensed Consolidated Balance Sheets. As of June 30, 2024 and December 31, 2023, $6.9 million and $4.7 million, respectively, of uncertain tax positions were recognized within “Other noncurrent liabilities” in the Company’s unaudited Condensed Consolidated Balance Sheets, which were primarily recognized in conjunction with acquisitions.
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
As of June 30, 2024 and December 31, 2023, the Company recognized a TRA liability of $8.2 million and $5.1 million, respectively, after concluding it was probable that, based on estimates of future taxable income, the Company will realize tax benefits associated with the TRA. As of June 30, 2024, $4.1 million of the liability is recognized in “Accrued expenses and other current liabilities” on the Company’s unaudited Condensed Consolidated Balance Sheets and $4.1 million of the liability is recognized in “Other noncurrent liabilities” on the Company’s unaudited Condensed Consolidated Balance Sheets. As of June 30, 2024, the Company has not recognized the remaining $284.8 million liability under the TRA after concluding it was not probable that the Company will be able to realize the remaining tax benefits based on estimates of future taxable income. A payment of $1.7 million was made to the Continuing Equity Owners pursuant to the TRA during the three and six months ended June 30, 2024. No payments were made to the Continuing Equity Owners pursuant to the TRA during the three and six months ended June 30, 2023. The estimation of liability under the TRA is by its nature imprecise and subject to significant assumptions regarding the amount, character, and timing of the taxable income of Shift4 Payments, Inc. in the future. If the valuation allowance recorded against the deferred tax assets applicable to the tax attributes referenced above is released in a future period, the remaining TRA liability may be considered probable at that time and recorded within earnings.
If Rook were to exchange any of its LLC Interests subsequent to June 30, 2024, such exchanges could generate additional deferred tax assets and TRA liability. As of December 31, 2023, the estimated impact of the exchange of all of Rook’s LLC Interests was an additional deferred tax asset of approximately $545 million and a TRA liability of approximately $463 million. The actual amounts as of June 30, 2024 could differ materially from those disclosed as of December 31, 2023 as they are impacted by the timing of the exchanges, the valuation of corporate subsidiaries, the price of the Company’s shares of Class A common stock at the time of the exchange, and the tax rates then in effect.

Organisation for Economic Co-operation and Development (“OECD”) - Pillar Two
In December 2021, the Organisation for Economic Co-operation and Development issued model rules for a new global minimum tax framework (“Pillar Two”), and various governments around the world have passed, or are in the process of passing, legislation on this. Certain Pillar Two rules take effect in 2024 and 2025, depending on whether a particular jurisdiction has integrated the legislation into local law. The Company is continuing to monitor these impacts on its operating footprint and anticipates an increase in income tax expense associated with jurisdictions that have implemented an income inclusion rule or a Qualifying Minimum Top-up Tax (“QDMTT”). The Company is continuing to monitor and assess the impacts of rules set to take effect in 2025, such as the under-taxed profits rule. The impacts of Pillar Two to the Company are subject to change based on expansion and future acquisitions within jurisdictions that the Company does not currently operate.
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
Total lease income for the three and six months ended June 30, 2024 was $6.6 million and $12.0 million, respectively, and $5.2 million and $10.5 million for the three and six months ended June 30, 2023, respectively.
The Company expects to receive future minimum lease payments for hardware provided under the Company’s SaaS agreements of $16.0 million from July 1, 2024 through June 30, 2025.
15.Related Party Transactions
The Company has a service agreement with Jared Isaacman, the Company’s Chief Executive Officer and founder (“Founder”), including access to aircrafts and a property. Total expense for this service, which is included in “General and administrative expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations, was $0.3 million and $0.5 million for the three and six months ended both June 30, 2024, and 2023. There were no amounts outstanding at June 30, 2024 or December 31, 2023. In addition, during the six months ended June 30, 2024, the Company made $2.0 million of distributions related to income taxes paid on behalf of Rook, which are included in “Distributions to noncontrolling interests” in the Company’s unaudited Condensed Consolidated Statements of Cash Flows.
In November 2021, the Company implemented a one-time discretionary equity award program for non-management employees. The Founder agreed to fund 50% of this program through a contribution of shares of his Class C common stock. As of June 30, 2024, the expected contribution from the Founder totaled 592,219 shares of his Class C common stock. The one-time discretionary equity award program will vest in three equal installments annually beginning in 2024. Vesting of the awards is subject to the continued employment of non-management employees.
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
In September 2021, the Founder, through a wholly-owned special purpose vehicle (“SPV”), entered into two variable prepaid forward contracts (“VPF Contracts”) with an unaffiliated dealer (“Dealer”), one covering approximately 2.18 million shares of the Company’s Class A common stock and the other covering approximately 2.26 million shares of the Company’s Class A common stock. The VPF Contracts both settle on specified dates in June, July, August and September 2024, at which time the actual number of shares of the Company’s Class A common stock to be delivered by the SPV will be determined based on the price of the Company’s Class A common stock on such dates relative to the forward floor price of approximately $66.424 per share and the forward cap price of approximately $112.09 per share for the contract covering approximately 2.18 million shares of the Company’s Class A common stock, and to the forward floor price of $66.424 per share and the forward cap price of approximately $120.39 per share for the contract covering approximately 2.26 million shares of the Company’s Class A common stock, with the aggregate number not to exceed approximately 4.44 million shares, which is the aggregate number of shares of the Company’s Class B common stock and LLC Interests pledged by Rook to secure its obligations under the contracts. Subject to certain conditions, the SPV can also elect to settle the VPF Contracts in cash and thereby retain full ownership of the pledged shares and units. During the six months ended June 30, 2024, 80,915 shares of the Company’s Class B common stock owned by the SPV were effectively converted to Class A common stock and delivered to the SPV through the VPF Contracts.

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
17.Stockholders’ Equity
Stock Repurchases
May 2024 Program
In May 2024, the Company’s Board of Directors (the “Board”) authorized a new stock repurchase program (the “May 2024 Program”), pursuant to which the Company is authorized to repurchase up to $500.0 million of its Class A common stock through December 31, 2025. The May 2024 Program replaced the Company’s prior stock repurchase program from December 2023. As of June 30, 2024, $484.2 million remains available under the May 2024 Program.
Repurchases under the May 2024 Program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and corporate needs. Open market repurchases will be structured to occur within the pricing and volume requirements of Rule 10b-18. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares pursuant to the May 2024 Program.
The May 2024 Program does not obligate the Company to acquire any particular amount of common stock. The May 2024 Program may be extended, modified, suspended or discontinued at any time at the Company’s discretion.
During the three and six months ended June 30, 2024, the Company repurchased 230,400 shares of Class A common stock for $15.9 million, including commissions paid, at an average price paid of $68.79 per share. During the three and six months ended June 30, 2023, the Company repurchased 1,515,000 shares of Class A common stock for $97.3 million, including commissions paid and accrued excise tax, at an average price paid of $63.89 per share.

18.Noncontrolling Interests
Shift4 Payments, Inc. is the sole managing member of Shift4 Payments, LLC, and consolidates the financial results of Shift4 Payments, LLC. The noncontrolling interests balance represents the economic interest in Shift4 Payments, LLC held by Rook, which amounted to $232.1 million and $215.1 million as of June 30, 2024 and December 31, 2023, respectively. The following table summarizes the ownership of LLC Interests in Shift4 Payments, LLC:

	June 30, 2024		December 31, 2023
	LLC Interests	Ownership %	LLC Interests	Ownership %
Shift4 Payments, Inc. (a)	66,091,025	73.6%	66,100,484	73.5%
Rook	23,750,968	26.4%	23,831,883	26.5%
Total	89,841,993	100.0%	89,932,367	100.0%
(a) June 30, 2024 and December 31, 2023 included 2.4 million and 3.7 million shares, respectively, related to the acquisition of Finaro that had been committed but not issued. These shares will be issued over the course of 2024, in accordance with the terms of the acquisition.
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
In June 2024, the Company acquired 74% of the common stock of Vectron, a German corporation providing POS systems, POS software, and digital and cloud-based services worldwide. The acquisition was accounted for as a business combination under ASC 805. The Company consolidates 100% of Vectron’s assets, liabilities, revenues and expenses. The noncontrolling interests balance represents the 26% economic interest in Vectron not held by the Company, which amounted to $25.9 million as of June 30, 2024 and was calculated as the number of shares of Vectron’s common stock not owned by the Company, multiplied by the market price of Vectron’s common stock.
19.Equity-based Compensation
The Company recognized equity-based compensation expense of $14.3 million and $37.1 million for the three and six months ended June 30, 2024, respectively, and $13.1 million and $34.0 million for the three and six months ended June 30, 2023, respectively.
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
As of June 30, 2024, a maximum of 1,764,471 shares of the Company’s Class A common stock were available for issuance under the Restated Equity Plan.

RSUs and PRSUs
RSUs and PRSUs represent the right to receive shares of the Company’s Class A common stock at a specified date in the future.
The RSU and PRSU activity for the six months ended June 30, 2024 was as follows:

	Six Months Ended June 30, 2024
	Number of RSUs and PRSUs	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2023	2,345,210	$57.35
Granted	1,057,336	66.54
Vested	(308,251)	68.80
Forfeited or cancelled	(189,289)	60.94
Unvested balance at June 30, 2024	2,905,006	$59.19
The grant date fair value of RSUs and PRSUs subject to continued service or those that vest immediately was determined based on the price of the Company’s Class A common stock on the grant date.
As of June 30, 2024, the Company had $117.0 million of total unrecognized equity-based compensation expense related to outstanding RSUs and PRSUs, which is expected to be recognized over a weighted-average period of 2.39 years.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$54.5	$36.8	$83.0	$57.2
Less: Net income attributable to noncontrolling interests	(15.3)	(11.7)	(23.2)	(17.3)
Net income attributable to Shift4 Payments, Inc. and common stockholders	$39.2	$25.1	$59.8	$39.9

Numerator - allocation of net income attributable to common stockholders:
Net income allocated to Class A common stock - basic	$38.1	$24.2	$58.2	$38.4
Reallocation of net income attributable to common stockholders due to effect of dilutive securities	0.2	0.2	0.4	0.2
Net income allocated to Class A common stock - diluted	$38.3	$24.4	$58.6	$38.6

Net income allocated to Class C common stock - basic	$1.1	$0.9	$1.6	$1.5
Reallocation of net income attributable to common stockholders due to effect of dilutive securities	—	—	—	(0.1)
Net income allocated to Class C common stock - diluted	$1.1	$0.9	$1.6	$1.4

Denominator:
Weighted average shares of Class A common stock outstanding - basic (a)	64,438,168	56,914,370	64,441,324	56,079,923
Effect of dilutive securities:
RSUs	1,126,649	1,259,254	1,322,199	1,364,146
Weighted average shares of Class A common stock outstanding - diluted	65,564,817	58,173,624	65,763,523	57,444,069

Weighted average shares of Class C common stock outstanding - basic and diluted	1,689,805	2,061,569	1,692,360	2,151,111

Net income per share - Basic:
Class A common stock	$0.59	$0.43	$0.90	$0.68
Class C common stock	$0.59	$0.43	$0.90	$0.68
Net income per share - Diluted:
Class A Common Stock	$0.58	$0.42	$0.89	$0.67
Class C Common Stock	$0.58	$0.42	$0.89	$0.67
(a) For the three and six months ended June 30, 2024, included 2,457,923 shares that had been committed but not issued as of June 30, 2024. For the three and six months ended June 30, 2023, included 25,293 shares that had been committed but not issued as of June 30, 2023. Committed but not issued shares as of June 30, 2024 primarily relate to the acquisition of Finaro.
The following were excluded from the calculation of diluted net income per share as the effect would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
LLC Interests that convert into potential Class A common shares	23,830,105	23,852,259	23,830,994	24,688,216
RSUs	224,906	60,958	112,453	60,958
Total	24,055,011	23,913,217	23,943,447	24,749,174

Diluted EPS was computed using the treasury stock method for RSUs and the if-converted method for convertible instruments.
For the three and six months ended June 30, 2024, the Company has excluded from the calculation of diluted net income per share the effect of the following:
•the conversion of the 2025 Convertible Notes and 2027 Convertible Notes, as the last reported sales price of the Company’s Class A common stock was less than the conversion price, per the terms of each respective agreement, and
•shares of the Company’s Class A common stock to be issued in connection with Tranche 2 of the earnout due to the former shareholders of Online Payments Group. See Note 12 for more information about shares to be issued in connection with earnouts.
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
Recent Acquisitions
Revel
On June 13, 2024, we completed the acquisition of Revel Systems, Inc. (“Revel”) and its subsidiaries. Revel offers a cloud-based POS system primarily for multi-location merchants, focusing on restaurants, as well as back office and marketing tools that we believe will strengthen our presence within the restaurant and retail markets.
Vectron
On June 14, 2024, we acquired a majority stake in Vectron Systems AG (“Vectron”). Based in Germany, Vectron is a supplier of POS systems to the restaurant and hospitality verticals and we believe also provides us with local product expertise and a European distribution network of POS resellers.
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
Residual commissions represent monthly payments to third-party distribution partners. These costs are typically based on a percentage of payments-based revenue.
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
Depreciation and amortization expense consists of depreciation and amortization expenses related to merchant relationships, trademarks and trade names, residual commission buyouts, equipment under lease, leasehold improvements, other intangible assets, and property, plant and equipment. We depreciate and amortize our assets on a straight-line basis. Leasehold improvements are depreciated over the lesser of the estimated life of the leasehold improvement or the remaining lease term. Maintenance and repairs, which do not extend the useful life of the respective assets, are charged to expense as incurred. Intangible assets are amortized on a straight-line basis over their estimated useful lives which range from two years to twenty years.
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
Other income (expense), net primarily consists of other non-operating items. This includes transactional gains and losses related to foreign currency.
Unrealized gain (loss) on investments in securities represents adjustments to the fair value of our investments in securities.
Change in TRA liability represents adjustments to the Tax Receivable Agreement (“TRA”) liability.
Interest expense consists of interest costs incurred on our borrowings and amortization of capitalized financing costs.
Income tax benefit represents federal, state, local and foreign income taxes.
Net income attributable to noncontrolling interests arises from net income from the non-owned portion of businesses where we have a controlling interest but less than 100% ownership. This represents the noncontrolling interests in Shift4 Payments, LLC and its consolidated subsidiaries, which is comprised of the income allocated to Continuing Equity Owners as a result of their proportional ownership of LLC Interests. In addition, this represents the income allocated to shareholders of Vectron common stock besides us.

Comparison of Results for the Three Months Ended June 30, 2024 and 2023
The following table sets forth the consolidated statements of operations for the periods presented:

	Three Months Ended June 30,
(in millions)	2024	2023	$ change
Payments-based revenue	$755.8	$600.1	$155.7
Subscription and other revenues	71.2	36.9	34.3
Gross revenue	827.0	637.0	190.0
Network fees	(506.4)	(408.9)	(97.5)
Other costs of sales (exclusive of certain depreciation and amortization expense shown separately below)	(88.8)	(61.2)	(27.6)
General and administrative expenses	(110.1)	(82.1)	(28.0)
Revaluation of contingent liabilities	(0.3)	(5.6)	5.3
Depreciation and amortization expense (a)	(46.7)	(35.9)	(10.8)
Professional expenses	(11.6)	(5.4)	(6.2)
Advertising and marketing expenses	(3.9)	(4.0)	0.1
Income from operations	59.2	33.9	25.3
Interest income	5.0	8.8	(3.8)
Other income (expense), net	0.4	(0.4)	0.8
Unrealized loss on investments in securities	(0.2)	—	(0.2)
Change in TRA liability	(3.6)	(0.8)	(2.8)
Interest expense	(8.1)	(8.0)	(0.1)
Income before income taxes	52.7	33.5	19.2
Income tax benefit	1.8	3.3	(1.5)
Net income	54.5	36.8	17.7
Less: Net income attributable to noncontrolling interests	(15.3)	(11.7)	(3.6)
Net income attributable to Shift4 Payments, Inc.	$39.2	$25.1	$14.1
(a)Depreciation and amortization expense includes depreciation of equipment under lease of $13.0 million and $8.2 million for the three months ended June 30, 2024 and 2023, respectively.
Results of Operations
Three months ended June 30, 2024 compared to three months ended June 30, 2023
Revenues (in millions)

Gross revenue increased by $190.0 million, or 30%, compared to the prior year period. Gross revenue is comprised of payments-based revenue and subscription and other revenues.
Payments-based revenue increased by $155.7 million, or 26%, compared to the prior year period, primarily due to:
•The increase in end-to-end payment volume of $13.3 billion, or 50%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023.
•Growth in end-to-end payment volume outpaced payments-based revenue growth, primarily due to our continued onboarding of larger merchants with lower unit pricing than our existing customer base.
Subscription and other revenues increased by $34.3 million, or 93%, compared to the prior year period. The increase in subscription and other revenues was primarily driven by higher SaaS revenue associated with our SkyTab solutions as well as the impact of recent acquisitions.
Cost of Sales

	Three Months Ended June 30,
(in millions)	2024	2023	$ Change
Network fees	$(506.4)	$(408.9)	$(97.5)
The 24% increase in network fees was primarily due to the increase in payments-based revenue, which increased 26%, compared to the prior year period.
Gross revenue less network fees increased by $92.5 million, or 41%, compared to the prior year period, primarily due to the increase in end-to-end payment volume. See Key Performance Indicators and Non-GAAP Measures for a discussion and reconciliation of gross revenue less network fees.

	Three Months Ended June 30,
(in millions)	2024	2023	$ Change
Other costs of sales (exclusive of certain depreciation and amortization expense)	$(88.8)	$(61.2)	$(27.6)
The increase in other costs of sales was primarily driven by our recent acquisitions and incremental residual commissions associated with revenue growth.
Operating Expenses

	Three Months Ended June 30,
(in millions)	2024	2023	$ Change
General and administrative expenses	$(110.1)	$(82.1)	$(28.0)
The increase in general and administrative expenses was primarily due to expenses associated with our growth, which includes the impact of our recent acquisitions.

	Three Months Ended June 30,
(in millions)	2024	2023	$ Change
Revaluation of contingent liabilities	$(0.3)	$(5.6)	$5.3
The expense for revaluation of contingent liabilities during the three months ended June 30, 2024 was primarily driven by fair value adjustments to contingent liabilities arising from various acquisitions we completed in 2022 and 2023. There were no significant revaluations during the three months ended June 30, 2024. The expense for revaluation of contingent liabilities during the three months ended June 30, 2023 was primarily driven by the remeasurement of the contingent liability related to the acquisition of Online Payments Group.

	Three Months Ended June 30,
(in millions)	2024	2023	$ Change
Depreciation and amortization expense	$(46.7)	$(35.9)	$(10.8)

The increase in depreciation and amortization expense was primarily due to:
•Increased equipment under lease associated with the growth of our SkyTab offering, and;
•The amortization of intangible assets recognized in connection with recent acquisitions.

	Three Months Ended June 30,
(in millions)	2024	2023	$ Change
Professional expenses	$(11.6)	$(5.4)	$(6.2)
Professional expenses included expenses associated with acquisitions. The increase in professional expenses was primarily driven by higher acquisition-related costs as compared to the prior year period.

	Three Months Ended June 30,
(in millions)	2024	2023	$ Change
Advertising and marketing expenses	$(3.9)	$(4.0)	$0.1
Advertising and marketing expenses remained consistent for the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

	Three Months Ended June 30,
(in millions)	2024	2023	$ Change
Interest income	$5.0	$8.8	$(3.8)
The decrease in interest income was primarily due to a decrease in our average interest-earning cash balance.

	Three Months Ended June 30,
(in millions)	2024	2023	$ Change
Other income (expense), net	$0.4	$(0.4)	$0.8
The increase in other income was primarily due to transactional gains related to foreign currency in 2024, as compared to losses in 2023.

	Three Months Ended June 30,
(in millions)	2024	2023	$ Change
Unrealized loss on investments in securities	$(0.2)	$—	$(0.2)
Changes in the fair value of investments in securities for the three months ended June 30, 2024 were not significant.

	Three Months Ended June 30,
(in millions)	2024	2023	$ Change
Change in TRA liability	$(3.6)	$(0.8)	$(2.8)
In the future, if we conclude it is probable that we will be able to realize additional tax benefits associated with the TRA, it could result in a material increase to the TRA liability. As of June 30, 2024, we have not recognized the remaining $284.8 million liability under the TRA after concluding it was not probable that we will be able to realize the remaining tax benefits based on estimates of future taxable income. See Note 13 to the accompanying unaudited condensed consolidated financial statements for more information on the TRA.

	Three Months Ended June 30,
(in millions)	2024	2023	$ Change
Interest expense	$(8.1)	$(8.0)	$(0.1)
Interest expense remained consistent for the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

	Three Months Ended June 30,
(in millions)	2024	2023	$ Change
Income tax benefit	$1.8	$3.3	$(1.5)
The effective tax rate for the three months ended June 30, 2024 was approximately (3)%, compared to the effective tax rate for the three months ended June 30, 2023 of approximately (10)%.

The effective tax rate for the three months ended June 30, 2024 was different than the U.S. federal statutory income tax rate of 21% primarily due to the income allocated to the noncontrolling interest, the full valuation allowance on Shift4 Payments, Inc., a $5.2 million tax benefit related to the valuation allowance release on certain corporate subsidiaries, and the lower foreign rate differential in overseas jurisdictions compared to the U.S. federal statutory income tax rate. The effective tax rate for the three months ended June 30, 2023 was different than the U.S. federal statutory income tax rate of 21% primarily due to the income allocated to the noncontrolling interest, the full valuation allowances on Shift4 Payments, Inc. and certain corporate subsidiaries in the U.S., and a $1.5 million tax benefit related to the valuation allowance release due to acquired deferred tax liabilities from Focus POS Systems (“Focus”).
Comparison of Results for the Six Months Ended June 30, 2024 and 2023
The following table sets forth the consolidated statements of operations for the periods presented:

	Six Months Ended June 30,
(in millions)	2024	2023	$ change
Payments-based revenue	$1,410.9	$1,111.1	$299.8
Subscription and other revenues	123.5	72.9	50.6
Gross revenue	1,534.4	1,184.0	350.4
Network fees	(950.1)	(755.9)	(194.2)
Other costs of sales (exclusive of certain depreciation and amortization expense shown separately below)	(164.7)	(115.8)	(48.9)
General and administrative expenses	(217.2)	(167.8)	(49.4)
Revaluation of contingent liabilities	(2.4)	(12.6)	10.2
Depreciation and amortization expense (a)	(91.5)	(71.2)	(20.3)
Professional expenses	(19.6)	(11.5)	(8.1)
Advertising and marketing expenses	(8.3)	(6.5)	(1.8)
Income from operations	80.6	42.7	37.9
Interest income	10.4	16.4	(6.0)
Other income (expense), net	1.8	(0.3)	2.1
Unrealized gain on investments in securities	10.8	8.9	1.9
Change in TRA liability	(4.8)	(1.3)	(3.5)
Interest expense	(16.2)	(16.1)	(0.1)
Income before income taxes	82.6	50.3	32.3
Income tax benefit	0.4	6.9	(6.5)
Net income	83.0	57.2	25.8
Less: Net income attributable to noncontrolling interests	(23.2)	(17.3)	(5.9)
Net income attributable to Shift4 Payments, Inc.	$59.8	$39.9	$19.9
(a)Depreciation and amortization expense includes depreciation of equipment under lease of $24.9 million and $15.4 million for the six months ended June 30, 2024 and 2023, respectively.

Results of Operations
Six months ended June 30, 2024 compared to six months ended June 30, 2023
Revenues (in millions)
Gross revenue increased by $350.4 million, or 30%, compared to the prior year period. Gross revenue is comprised of payments-based revenue and subscription and other revenues.
Payments-based revenue increased by $299.8 million, or 27%, compared to the prior year period, primarily due to:
•The increase in end-to-end payment volume of $24.4 billion, or 50%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023.
•Growth in end-to-end payment volume outpaced payments-based revenue growth, primarily due to our continued onboarding of larger merchants with lower unit pricing than our existing customer base.
Subscription and other revenues increased by $50.6 million, or 69%, compared to the prior year period. The increase in subscription and other revenues was primarily driven by higher SaaS revenue associated with our SkyTab solutions as well as the impact of recent acquisitions.
Cost of Sales

	Six Months Ended June 30,
(in millions)	2024	2023	$ Change
Network fees	$(950.1)	$(755.9)	$(194.2)
The 26% increase in network fees was primarily due to the increase in payments-based revenue, which increased 27%, compared to the prior year period.
Gross revenue less network fees increased by $156.2 million, or 36%, compared to the prior year period, primarily due to the increase in end-to-end payment volume. See Key Performance Indicators and Non-GAAP Measures for a discussion and reconciliation of gross revenue less network fees.

	Six Months Ended June 30,
(in millions)	2024	2023	$ Change
Other costs of sales (exclusive of certain depreciation and amortization expense)	$(164.7)	$(115.8)	$(48.9)
The increase in other costs of sales was primarily driven by our recent acquisitions and incremental residual commissions associated with revenue growth.

Operating Expenses

	Six Months Ended June 30,
(in millions)	2024	2023	$ Change
General and administrative expenses	$(217.2)	$(167.8)	$(49.4)
The increase in general and administrative expenses was primarily due to expenses associated with our growth, which includes the impact of our recent acquisitions.

	Six Months Ended June 30,
(in millions)	2024	2023	$ Change
Revaluation of contingent liabilities	$(2.4)	$(12.6)	$10.2
The expense for revaluation of contingent liabilities during the six months ended June 30, 2024 was primarily driven by fair value adjustments to contingent liabilities arising from various acquisitions we completed in 2022 and 2023. The expense for revaluation of contingent liabilities during the six months ended June 30, 2023 was primarily driven by the remeasurement of the contingent liability related to the acquisition of Online Payments Group.

	Six Months Ended June 30,
(in millions)	2024	2023	$ Change
Depreciation and amortization expense	$(91.5)	$(71.2)	$(20.3)
The increase in depreciation and amortization expense was primarily due to:
•Increased equipment under lease associated with the growth of our SkyTab offering, and
•The amortization of intangible assets recognized in connection with recent acquisitions.

	Six Months Ended June 30,
(in millions)	2024	2023	$ Change
Professional expenses	$(19.6)	$(11.5)	$(8.1)
Professional expenses included expenses associated with acquisitions. The increase in professional expenses was primarily driven by higher acquisition-related costs as compared to the prior year period.

	Six Months Ended June 30,
(in millions)	2024	2023	$ Change
Advertising and marketing expenses	$(8.3)	$(6.5)	$(1.8)
The increase in advertising and marketing expenses was primarily due to higher marketing and sponsorship expenses.

	Six Months Ended June 30,
(in millions)	2024	2023	$ Change
Interest income	$10.4	$16.4	$(6.0)
The decrease in interest income was primarily due to a decrease in our average interest-earning cash balance.

	Six Months Ended June 30,
(in millions)	2024	2023	$ Change
Other income (expense), net	$1.8	$(0.3)	$2.1
The increase in other income was primarily due to transactional gains related to foreign currency in 2024, as compared to losses in 2023.

	Six Months Ended June 30,
(in millions)	2024	2023	$ Change
Unrealized gain on investments in securities	$10.8	$8.9	$1.9
The unrealized gain on investments in securities for both the six months ended June 30, 2024 and 2023 was primarily due to fair value adjustments to our non-marketable equity investment in Space Exploration Technologies Corp, commonly known as SpaceX.

	Six Months Ended June 30,
(in millions)	2024	2023	$ Change
Change in TRA liability	$(4.8)	$(1.3)	$(3.5)
In the future, if we conclude it is probable that we will be able to realize additional tax benefits associated with the TRA, it could result in a material increase to the TRA liability. As of June 30, 2024, we have not recognized the remaining $284.8 million liability under the TRA after concluding it was not probable that we will be able to realize the remaining tax benefits based on estimates of future taxable income. See Note 13 to the accompanying unaudited condensed consolidated financial statements for more information on the TRA.

	Six Months Ended June 30,
(in millions)	2024	2023	$ Change
Interest expense	$(16.2)	$(16.1)	$(0.1)
Interest expense remained consistent for the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

	Six Months Ended June 30,
(in millions)	2024	2023	$ Change
Income tax benefit	$0.4	$6.9	$(6.5)
The effective tax rate for the six months ended June 30, 2024 was approximately (0.5)%, compared to the effective tax rate for the six months ended June 30, 2023 of approximately (14)%.

The effective tax rate for the six months ended June 30, 2024 was different than the U.S. federal statutory income tax rate of 21% primarily due to the income allocated to the noncontrolling interest, the full valuation allowance on Shift4 Payments, Inc., a $5.2 million tax benefit related to the valuation allowance release on certain corporate subsidiaries, and the lower foreign rate differential in overseas jurisdictions compared to the U.S. federal statutory income tax rate. The effective tax rate for the six months ended June 30, 2023 was different than the U.S. federal statutory income tax rate of 21% primarily due to the income allocated to the noncontrolling interest, the full valuation allowances on Shift4 Payments, Inc. and certain corporate subsidiaries in the U.S., a $4.8 million tax benefit related to the valuation allowance release due to a legal entity restructuring and a $1.5 million tax benefit related to the valuation allowance release due to acquired deferred tax liabilities from Focus.
Key Performance Indicators and Non-GAAP Measures
The following table sets forth our key performance indicators and non-GAAP measures for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
End-to-end payment volume	$40,081.6	$26,793.5	$73,435.9	$49,050.4
Gross revenue less network fees	320.6	228.1	584.3	428.1
EBITDA	125.5	82.7	224.2	147.6
Adjusted EBITDA	162.4	110.0	284.1	199.3
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

Gross revenue less network fees, EBITDA and Adjusted EBITDA
We use supplemental measures of our performance which are derived from our consolidated financial information but which are not presented in our condensed consolidated financial statements prepared in accordance with GAAP. These non-GAAP financial measures include: gross revenue less network fees, which includes interchange and assessment fees; earnings before interest expense, interest income, income taxes, depreciation, and amortization (“EBITDA”); and Adjusted EBITDA.
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
Gross revenue less network fees:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Gross revenue	$827.0	$637.0	$1,534.4	$1,184.0
Less: Network fees	(506.4)	(408.9)	(950.1)	(755.9)
Less: Other costs of sales (exclusive of depreciation of equipment under lease)	(88.8)	(61.2)	(164.7)	(115.8)
	231.8	166.9	419.6	312.3
Less: Depreciation of equipment under lease	(13.0)	(8.2)	(24.9)	(15.4)
Gross profit (a)	$218.8	$158.7	$394.7	$296.9

Gross profit (a)	$218.8	$158.7	$394.7	$296.9
Add back: Other costs of sales	88.8	61.2	164.7	115.8
Add back: Depreciation of equipment under lease	13.0	8.2	24.9	15.4
Gross revenue less network fees	$320.6	$228.1	$584.3	$428.1
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

EBITDA and Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Net income	$54.5	$36.8	$83.0	$57.2
Interest expense	8.1	8.0	16.2	16.1
Interest income	(5.0)	(8.8)	(10.4)	(16.4)
Income tax benefit	(1.8)	(3.3)	(0.4)	(6.9)
Depreciation and amortization	69.7	50.0	135.8	97.6
EBITDA	125.5	82.7	224.2	147.6
Acquisition, restructuring and integration costs (a)	13.7	5.8	17.7	10.1
Revaluation of contingent liabilities (b)	0.3	5.6	2.4	12.6
Unrealized (gain) loss on investments in securities (c)	0.2	—	(10.8)	(8.9)
Change in TRA liability (d)	3.6	0.8	4.8	1.3
Equity-based compensation (e)	14.5	13.7	37.7	34.9
Foreign exchange and other nonrecurring items	4.6	1.4	8.1	1.7
Adjusted EBITDA	$162.4	$110.0	$284.1	$199.3
(a)For the three months ended June 30, 2024, consisted of $7.6 million of restructuring costs and $6.1 million of acquisition-related costs. For the six months ended June 30, 2024, primarily consisted of $9.0 million of restructuring costs and $8.7 million of acquisition-related costs. For the three months ended June 30, 2023, primarily consisted of $3.8 million of restructuring costs and $2.0 million of acquisition-related costs. For the six months ended June 30, 2023, primarily consisted of $5.8 million of acquisition-related costs and $4.2 million of restructuring costs.
(b)Consisted of fair value adjustments to contingent liabilities arising from acquisitions.
(c)See Note 12 to the accompanying condensed consolidated financial statements for more information on the investments in non-marketable securities.
(d)See Note 13 to the accompanying condensed consolidated financial statements for more information on the TRA.
(e)Consisted of equity-based compensation expense for RSUs, including employer taxes for vested RSUs. See Note 19 to the accompanying condensed consolidated financial statements for more information on equity-based compensation.
Liquidity and Capital Resources
Overview
We have historically sourced our liquidity requirements primarily with cash flow from operations and, when needed, with debt or equity financing. The principal uses for liquidity have been acquisitions, capital expenditures, share repurchases and debt service. As of June 30, 2024, our cash and cash equivalents balance was $205.0 million, of which approximately $115.9 million was held outside of the U.S. by our foreign legal entities. We also have $74.8 million of funds deposited in a sponsor bank merchant settlement account that is legally restricted and not available for use in operations. This amount is presented as “Restricted cash” in the unaudited condensed consolidated balance sheet. In addition, “Settlement assets” includes $123.5 million of cash that will be used to settle merchant liabilities. The cash included within Settlement assets is typically paid to merchants within a few days of receipt in order to settle related liabilities.
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
The following table sets forth summary cash flow information for the periods presented:

	Six Months Ended June 30,
(in millions)	2024	2023
Net cash provided by operating activities	$172.8	$171.3
Net cash used in investing activities	(381.5)	(108.0)
Net cash used in financing activities	(100.8)	(115.2)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(9.0)	0.7
Change in cash and cash equivalents and restricted cash	$(318.5)	$(51.2)

Operating activities
Net cash provided by operating activities consists of net income adjusted for certain non-cash items and changes in other assets and liabilities.
For the six months ended June 30, 2024, net cash provided by operating activities of $172.8 million was primarily a result of net income of $83.0 million adjusted for non-cash expenses, including depreciation and amortization of $135.8 million and equity-based compensation of $37.1 million, partially offset by the unrealized gain on investments in securities of $(10.8) million and the impact from settlement activity of $(54.0) million. Settlement assets includes both cash and receivables from card networks. From period to period, the mix of cash and receivables included in Settlement assets may change, driving increases or decreases in operating cash flow.
For the six months ended June 30, 2023, net cash provided by operating activities of $171.3 million was primarily a result of net income of $57.2 million adjusted for non-cash expenses, including depreciation and amortization of $97.6 million, equity-based compensation of $34.0 million, revaluation of contingent liabilities of $12.6 million, and unrealized gain on investments in securities of $(8.9) million. This was partially offset by an impact from working capital items of $(24.0) million.
Investing activities
Net cash used in investing activities includes cash paid for acquisitions, residual commission buyouts, purchases of property, plant and equipment, purchases of equipment to be leased, purchases of intangible assets, investments in securities, and capitalized software development costs.
Net cash used in investing activities was $381.5 million for the six months ended June 30, 2024, an increase of $273.5 million compared to net cash used in investing activities of $108.0 million for the six months ended June 30, 2023. This increase was primarily the result of a $265.1 million increase in net cash paid for acquisitions.
Financing activities
Net cash used in financing activities was $100.8 million for the six months ended June 30, 2024, a decrease of $14.4 million compared to net cash used in financing activities of $115.2 million for the six months ended June 30, 2023. This decrease was primarily due to a $80.9 million decrease in payments for the repurchase of common stock, partially offset by $70.8 million of bank deposits being returned to depositors in 2024.
Convertible Notes, Senior Notes and Revolving Credit Facility
As of June 30, 2024 and December 31, 2023, we had $1,772.5 million total principal amount of debt outstanding, including $690.0 million of 2025 Convertible Notes, $632.5 million of 2027 Convertible Notes, and $450.0 million of 2026 Senior Notes.
Stock repurchases
In May 2024, the Board authorized a new stock repurchase program (the “May 2024 Program”), pursuant to which we are authorized to repurchase up to $500.0 million of our Class A common stock through December 31, 2025. The May 2024 Program replaces our prior stock repurchase program from December 2023. During the six months ended June 30, 2024, we repurchased 230,400 shares of Class A common stock for $15.9 million, including commissions paid, at an average price paid of $68.79 per share. As of June 30, 2024, $484.2 million remains available under the May 2024 Program.
Cash Requirements
We believe that our cash and cash equivalents and future cash flow from operations will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next twelve months and into the foreseeable future based on our current operating plan. Our material cash requirements include the following contractual obligations:
Debt
As of June 30, 2024, we had $1,772.5 million of fixed rate debt principal outstanding with maturities beginning in 2025. Future interest payments associated with the outstanding debt total $63.1 million, with $24.0 million payable within twelve months. In addition, we have $3.8 million of finance lease liabilities.
Contingent Liabilities
As of June 30, 2024, the fair value of contingent liabilities to potentially be paid out in cash was $36.6 million, with $17.5 million payable within twelve months. As of June 30, 2024, the maximum amount of contingent liabilities to potentially be paid out in cash was $56.2 million, with $20.0 million payable within twelve months.

Critical Accounting Estimates
Our discussion and analysis of our historical financial condition and results of operations for the periods described is based on our audited consolidated financial statements, and our accompanying unaudited condensed consolidated financial statements, each of which have been prepared in accordance with U.S. GAAP. The preparation of these historical financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments in certain circumstances that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. We evaluate our assumptions and estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require management’s judgment in its application, while in other cases, significant judgment is required in selecting among available alternative accounting standards the allow different accounting treatment for similar transactions. We consider these policies requiring significant management judgment to be critical accounting policies, which are:
•Revenue recognition;
•Business combinations and the valuation of acquired assets and liabilities;
•Impairment assessments;
•Useful lives of equipment for lease, property, plant and equipment, residual commission buyouts, capitalized customer acquisition costs, and intangible assets; and
•Income taxes.
There have been no material changes to our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
We have provided a summary of our significant accounting policies in Note 1 in the notes to the accompanying unaudited condensed consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to financial instruments are subject to risks relating to interest rates.
As of June 30, 2024, we had $1,772.5 million of fixed rate debt principal outstanding with a fair value of $1,813.9 million. Since these notes bear interest at fixed rates, they do not result in any risk associated with changes in interest rates. However, the fair value of these notes can fluctuate as interest rates change. We may be subject to interest rate risk at the time of refinancing any fixed rate debt.
We also have a Revolving Credit Facility available to us with available borrowing capacity of $100.0 million. We are obligated to pay interest on loans under the Revolving Credit Facility as well as other customary fees, including an upfront fee and an unused commitment fee based on our debt rating. Borrowings under the Revolving Credit Facility, if any, bear interest at floating rates. As a result, we are exposed to risks related to fluctuations in interest rates to the extent it impacts our borrowings. As of June 30, 2024 and December 31, 2023, we had no amounts outstanding under the Revolving Credit Facility. See “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2. of this Quarterly Report and Note 11 to the accompanying unaudited condensed consolidated financial statements for more information.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Our material legal proceedings are described in Part I, Item 1 of this Quarterly Report in the notes to Condensed Consolidated Financial Statements in Note 16, “Commitments and Contingencies.”
ITEM 1A. RISK FACTORS
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks described under the heading “Risk Factors” in Part I, Item 1A. of our 2023 Form 10-K, the other information in this Quarterly Report, including our unaudited condensed consolidated financial statements and the related notes, as well as our other public filings with the SEC, before deciding to invest in our Class A common stock. There have been no material changes to the Company’s risk factors previously disclosed in our 2023 Form 10-K, other than the below. The occurrence of any of the events described therein could harm our business, financial condition, results of operations, liquidity or prospects. In such an event, the market price of our Class A common stock could decline, and you may lose all or part of your investment.
Restrictions on Shift4’s dealings with Vectron may delay the implementation of our acquisition strategy and could adversely impact our results of operations.
On June 14, 2024, we acquired a majority stake in Vectron. Based in Germany, Vectron is a supplier of POS systems to the restaurant and hospitality verticals, and we believe provides us with local product expertise and a European distribution network of POS resellers. Under German law, we are subject to certain restrictions in our dealings with Vectron. Until a Domination and/or Profit and Loss Transfer Agreement (“DPLTA”) is established, we will not have control over the day-to-day operations of Vectron. These restrictions could delay the implementation of our strategy and may adversely impact our results of operations. There can be no assurance that a DPLTA will be established.
If Shift4 enters into a DPLTA with Vectron, the Company may be subject to certain risks that could adversely affect its business, financial condition or results of operations.
We intend to enter into a DPLTA with Vectron and its minority shareholders. According to the applicable provisions of the German Stock Corporation Act, under a DPLTA, we would be obligated to compensate any annual net loss of Vectron. Furthermore, each remaining minority Vectron shareholder would have the option to either:
•Remain a Vectron shareholder and receive an adequate fixed or variable annual guaranteed dividend in the case of a domination agreement, or annual recurring compensation in the case of a profit and loss transfer agreement, as stipulated by the German Stock Corporation Act.
•Receive adequate exit compensation in exchange for their Vectron shares, in accordance with the provisions of the German Stock Corporation Act.
Vectron shareholders choosing the first option may later elect the second option for as long as the offer for the exit compensation remains open. Our obligation to pay an adequate fixed or variable annual guaranteed dividend or annual recurring compensation could result in a continuous payment obligation that may be higher than the dividends otherwise distributed to Vectron’s shareholders.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in millions)
April 1, 2024 through April 30, 2024	—	—	—	N/A
May 1, 2024 through May 31, 2024	128,900	$67.00	128,900	$491.4
June 1, 2024 through June 30, 2024	101,500	71.07	101,500	484.2
Total	230,400

(a) On May 8, 2024, our Board authorized a stock repurchase program, pursuant to which we were authorized to repurchase up to $500.0 million of our Class A common stock through December 31, 2025, subject to the terms of the program, market conditions, contractual restrictions and other factors. Repurchases under the program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and corporate needs, subject to the terms of the program. Open market repurchases will be structured to occur within the pricing and volume requirements of Rule 10b-18 under the Exchange Act. We may also, from time to time, enter into Rule 10b5-1 trading arrangements under the Exchange Act to facilitate repurchases of its shares of common stock under this authorization. This program does not obligate us to acquire any new particular amount of common stock. The program replaces any and all prior repurchase programs, and the program may be extended, modified, suspended or discontinued at any time at our Board’s discretion.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.
(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
(c) Insider trading arrangements and policies.
On June 14, 2024, Nancy Disman, our Chief Financial Officer, entered into a trading plan pursuant to Rule 10b5-1 of the Exchange Act. Ms. Disman’s Rule 10b5-1 trading plan provides for the sale from time to time of a maximum of 27,592 shares of our Class A common stock pursuant to the terms of the plan. Ms. Disman’s Rule 10b5-1 trading plan expires on September 12, 2025, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c).
On June 14, 2024, Jordan Frankel, our Secretary, General Counsel and Executive Vice President, Legal, Risk and Compliance, entered into a trading plan pursuant to Rule 10b5-1 of the Exchange Act. Mr. Frankel’s Rule 10b5-1 trading plan provides for the sale from time to time of a maximum of 35,000 shares of our Class A common stock pursuant to the terms of the plan. Mr. Frankel’s Rule 10b5-1 trading plan expires on September 16, 2025, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c).
Other than as described above, during the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Shift4 Payments, Inc.

		By:	/s/ Jared Isaacman
Jared Isaacman
Date:	August 8, 2024		Chief Executive Officer (principal executive officer)

		By:	/s/ Nancy Disman
Nancy Disman
Date:	August 8, 2024		Chief Financial Officer (principal financial officer)

		By:	/s/ James Whalen
James Whalen
Date:	August 8, 2024		Chief Accounting Officer (principal accounting officer)