Form 10-Q
period 2024-09-30
Shift4 Payments, Inc.
filed 2024-11-12
CIK 1794669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Yes ☐ No ☒
As of November 5, 2024, there were 68,664,969 shares of the registrant’s Class A common stock, $0.0001 par value per share, outstanding, 19,801,028 shares of the registrant’s Class B common stock, $0.0001 par value per share, outstanding and 1,635,770 shares of the registrant’s Class C common stock, $0.0001 par value per share, outstanding.

SHIFT4 PAYMENTS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report, including, without limitation, statements relating to our position as a leader within our industry; our future results of operations and financial position, business strategy and plans; the impact of changes in TRA liability (as defined herein); the anticipated benefits of and costs associated with recent acquisitions; and objectives of management for future operations and activities, including, among others, statements regarding expected growth, international expansion, future capital expenditures, debt covenant compliance, financing activities, debt service obligations, and the timing of any of the foregoing, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)(in millions, except share and per share amounts)

	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$1,426.4	$455.0
Restricted cash	—	84.4
Settlement assets	283.2	321.2
Accounts receivable, net	317.8	256.8
Inventory	7.1	3.4
Prepaid expenses and other current assets	60.1	32.5
Total current assets	2,094.6	1,153.3
Noncurrent assets
Equipment for lease, net	156.9	123.1
Property, plant and equipment, net	27.4	28.6
Right-of-use assets	30.6	22.8
Investments in securities	78.9	62.2
Collateral held by the card networks	39.1	37.7
Goodwill	1,324.0	1,111.3
Residual commission buyouts, net	167.3	229.6
Capitalized customer acquisition costs, net	63.3	51.7
Other intangible assets, net	672.1	548.8
Deferred tax assets	370.9	—
Other noncurrent assets	23.8	18.7
Total assets	$5,048.9	$3,387.8
Liabilities and Stockholders' Equity
Current liabilities
Settlement liabilities	$278.3	$315.2
Accounts payable	252.0	204.6
Accrued expenses and other current liabilities	138.1	82.1
Deferred revenue	22.1	20.6
Bank deposits	—	72.3
Current lease liabilities	8.7	7.8
Current TRA liability	4.2	1.8
Total current liabilities	703.4	704.4
Noncurrent liabilities
Long-term debt	2,838.0	1,750.2
Noncurrent TRA liability	365.9	3.3
Deferred tax liabilities	32.7	28.7
Noncurrent lease liabilities	25.4	18.8
Other noncurrent liabilities	35.7	14.0
Total liabilities	4,001.1	2,519.4
Commitments and contingencies (Note 15)
Stockholders' equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized at September 30, 2024 and December 31, 2023, none issued and outstanding	—	—
Class A common stock, $0.0001 par value per share, 300,000,000 shares authorized, 66,942,326 and 60,664,171 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Class B common stock, $0.0001 par value per share, 100,000,000 shares authorized, 19,801,028 and 23,831,883 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively.	—	—
Class C common stock, $0.0001 par value per share, 100,000,000 shares authorized, 1,635,770 and 1,694,915 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively.	—	—
Additional paid-in capital	1,048.7	985.9
Accumulated other comprehensive income	20.6	14.1
Retained deficit	(257.5)	(346.7)
Total stockholders' equity attributable to Shift4 Payments, Inc.	811.8	653.3
Noncontrolling interests	236.0	215.1
Total stockholders' equity	1,047.8	868.4
Total liabilities and stockholders' equity	$5,048.9	$3,387.8
See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (in millions, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Gross revenue	$909.2	$675.4	$2,443.6	$1,859.4
Cost of sales (exclusive of certain depreciation and amortization expense shown separately below)	(641.9)	(495.1)	(1,756.7)	(1,366.8)
General and administrative expenses	(118.2)	(76.3)	(335.4)	(244.1)
Revaluation of contingent liabilities	(1.5)	(8.9)	(3.9)	(21.5)
Depreciation and amortization expense (a)	(51.6)	(40.0)	(143.1)	(111.2)
Professional expenses	(9.4)	(5.7)	(29.0)	(17.2)
Advertising and marketing expenses	(6.2)	(4.7)	(14.5)	(11.2)
Income from operations	80.4	44.7	161.0	87.4
Interest income	9.7	9.6	20.1	26.0
Other income (expense), net	(1.5)	—	0.3	(0.3)
Unrealized gain on investments in securities	10.8	2.6	21.6	11.5
Change in TRA liability	(289.4)	(1.5)	(294.2)	(2.8)
Interest expense	(18.3)	(8.0)	(34.5)	(24.1)
Income (loss) before income taxes	(208.3)	47.4	(125.7)	97.7
Income tax benefit (expense)	280.5	(0.9)	280.9	6.0
Net income	72.2	46.5	155.2	103.7
Less: Net income attributable to noncontrolling interests	(18.4)	(13.9)	(41.6)	(31.2)
Net income attributable to Shift4 Payments, Inc.	$53.8	$32.6	$113.6	$72.5

Basic net income per share
Class A net income per share - basic	$0.78	$0.56	$1.68	$1.24
Class A weighted average common stock outstanding - basic	66,791,329	56,537,008	65,230,377	56,233,959
Class C net income per share - basic	$0.78	$0.56	$1.68	$1.24
Class C weighted average common stock outstanding - basic	1,659,314	1,759,273	1,681,264	2,019,063

Diluted net income per share
Class A net income per share - diluted	$0.74	$0.55	$1.59	$1.22
Class A weighted average common stock outstanding - diluted	89,356,938	57,673,083	89,514,680	57,697,393
Class C net income per share - diluted	$0.74	$0.55	$1.59	$1.22
Class C weighted average common stock outstanding - diluted	1,659,314	1,759,273	1,681,264	2,019,063
See accompanying notes to unaudited condensed consolidated financial statements.
(a)Depreciation and amortization expense includes depreciation of equipment under lease of $14.1 million and $39.0 million for the three and nine months ended September 30, 2024, respectively, and $9.3 million and $24.7 million for the three and nine months ended September 30, 2023, respectively.

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$72.2	$46.5	$155.2	$103.7
Other comprehensive gain (loss)
Unrealized gain (loss) on foreign currency translation adjustment	35.8	(5.6)	7.3	(2.7)
Comprehensive income	108.0	40.9	162.5	101.0
Less: Comprehensive income attributable to noncontrolling interests	(26.5)	(12.3)	(42.4)	(30.5)
Comprehensive income attributable to Shift4 Payments, Inc.	$81.5	$28.6	$120.1	$70.5
See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited) (in millions, except share amounts)

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balances at December 31, 2023	60,664,171	$—	23,831,883	$—	1,694,915	$—	$985.9	—	$—	$(346.7)	$14.1	$215.1	$868.4
Net income	—	—	—	—	—	—	—	—	—	20.6	—	7.9	28.5
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(0.3)	(0.3)
Equity-based compensation	—	—	—	—	—	—	22.8	—	—	—	—	—	22.8
Vesting of restricted stock units, net of tax withholding	151,053	—	—	—	—	—	(11.6)	—	—	—	—	2.5	(9.1)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(10.6)	(3.9)	(14.5)
Balances at March 31, 2024	60,815,224	—	23,831,883	—	1,694,915	—	997.1	—	—	(326.1)	3.5	221.3	895.8
Net income	—	—	—	—	—	—	—	—	—	39.2	—	15.3	54.5
Recognition of Vectron noncontrolling interest	—	—	—	—	—	—	—	—	—	—	—	25.9	25.9
Repurchases of Class A common stock to treasury stock	—	—	—	—	—	—	(1.0)	(230,400)	(15.9)	—	—	1.0	(15.9)
Issuance of Class A common stock, net of tax withholding	1,230,309	—	—	—	—	—	1.6	—	—	—	—	0.4	2.0
Retirement of treasury stock	(230,400)	—	—	—	—	—	(5.0)	230,400	15.9	(10.9)	—	—	—
Exchange of shares held by Rook	109,976	—	(80,915)	—	(29,061)	—	0.1	—	—	—	—	(0.1)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(1.7)	(1.7)
Equity-based compensation	—	—	—	—	—	—	14.3	—	—	—	—	—	14.3
Vesting of restricted stock units, net of tax withholding	42,139	—	—	—	—	—	(1.4)	—	—	—	—	(0.7)	(2.1)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(10.6)	(3.4)	(14.0)
Balances at June 30, 2024	61,967,248	—	23,750,968	—	1,665,854	—	1,005.7	—	—	(297.8)	(7.1)	258.0	958.8
Net income	—	—	—	—	—	—	—	—	—	53.8	—	18.4	72.2
Purchases of shares of Vectron common stock, net of foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Repurchases of Class A common stock to treasury stock	—	—	—	—	—	—	3.5	(298,488)	(20.0)	—	—	(3.5)	(20.0)
Issuance of Class A common stock, net of tax withholding	1,203,807	—	—	—	—	—	—	—	—	—	—	—	—
Retirement of treasury stock	(298,488)	—	—	—	—	—	(6.5)	298,488	20.0	(13.5)	—	—	—
Exchange of shares held by Rook	3,980,024	—	(3,949,940)	—	(30,084)	—	38.9	—	—	—	—	(38.9)	—
Equity impact of tax receivable agreement for exchanges, net of deferred taxes arising from changes in ownership	—	—	—	—	—	—	(2.2)	—	—	—	—	—	(2.2)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(4.6)	(4.6)
Equity-based compensation	—	—	—	—	—	—	14.3	—	—	—	—	—	14.3
Vesting of restricted stock units, net of tax withholding	89,735	—	—	—	—	—	(5.0)	—	—	—	—	(1.4)	(6.4)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	27.7	8.1	35.8
Balances at September 30, 2024	66,942,326	$—	19,801,028	$—	1,635,770	$—	$1,048.7	—	$—	$(257.5)	$20.6	$236.0	$1,047.8

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balances at December 31, 2022	54,153,218	$—	25,829,016	$—	2,889,811	$—	$702.6	—	$—	$(363.6)	$8.3	$133.3	$480.6
Net income	—	—	—	—	—	—	—	—	—	14.8	—	5.6	20.4
Issuance of Class A common stock and contingent share earnout in connection with an acquisition	27,780	—	—	—	—	—	5.5	—	—	—	—	2.1	7.6
Exchange of shares held by Rook	2,465,770	—	(1,666,665)	—	(799,105)	—	4.9	—	—	—	—	(4.9)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(1.8)	(1.8)
Equity-based compensation	—	—	—	—	—	—	21.9	—	—	—	—	—	21.9
Vesting of restricted stock units, net of tax withholding	123,846	—	—	—	—	—	(4.7)	—	—	—	—	(0.6)	(5.3)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	2.1	0.9	3.0
Balances at March 31, 2023	56,770,614	—	24,162,351	—	2,090,706	—	730.2	—	—	(348.8)	10.4	134.6	526.4
Net income	—	—	—	—	—	—	—	—	—	25.1	—	11.7	36.8
Issuance of Class A common stock	295,699	—	—	—	—	—	6.4	—	—	—	—	4.6	11.0
Repurchases of Class A common stock to treasury stock	—	—	—	—	—	—	22.7	(1,515,000)	(97.3)	—	—	(22.7)	(97.3)
Retirement of treasury stock	(1,515,000)	—	—	—	—	—	(33.4)	1,515,000	97.3	(63.9)	—	—	—
Exchange of shares held by Rook	661,901	—	(330,468)	—	(331,433)	—	1.9	—	—	—	—	(1.9)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Equity-based compensation	—	—	—	—	—	—	13.1	—	—	—	—	—	13.1
Vesting of restricted stock units, net of tax withholding	253,919	—	—	—	—	—	(7.1)	—	—	—	—	(3.2)	(10.3)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(0.1)	—	(0.1)
Balances at June 30, 2023	56,467,133	—	23,831,883	—	1,759,273	—	733.8	—	—	(387.6)	10.3	122.7	479.2
Net income	—	—	—	—	—	—	—	—	—	32.6	—	13.9	46.5
Contingent share earnout in connection with an acquisition	—	—	—	—	—	—	8.1	—	—	—	—	5.7	13.8
Excise tax	—	—	—	—	—	—	0.1	—	—	—	—	—	0.1
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(0.5)	(0.5)
Equity-based compensation	—	—	—	—	—	—	12.4	—	—	—	—	—	12.4
Vesting of restricted stock units, net of tax withholding	77,706	—	—	—	—	—	(5.5)	—	—	—	—	0.6	(4.9)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(4.0)	(1.6)	(5.6)
Balances at September 30, 2023	56,544,839	$—	23,831,883	$—	1,759,273	$—	$748.9	—	$—	$(355.0)	$6.3	$140.8	$541.0
See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in millions)

	Nine Months Ended September 30,
	2024	2023
Operating activities
Net income	$155.2	$103.7
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	213.1	152.7
Equity-based compensation expense	51.4	46.4
Revaluation of contingent liabilities	3.9	21.5
Unrealized gain on investments in securities	(21.6)	(11.5)
Change in TRA liability	294.2	2.8
Amortization of capitalized financing costs	6.6	6.2
Provision for bad debts	6.4	7.4
Deferred income taxes	(300.1)	(8.6)
Unrealized foreign exchange gains	(0.5)	—
Other noncash items	(1.1)	1.5
Change in operating assets and liabilities
Settlement activity, net	(14.4)	—
Accounts receivable	(46.0)	(43.8)
Prepaid expenses and other assets	(18.5)	(5.4)
Inventory	7.0	5.7
Capitalized customer acquisition costs	(30.0)	(25.6)
Accounts payable	24.9	15.8
Accrued expenses and other liabilities	35.5	19.0
Payments on contingent liabilities in excess of initial fair value	(0.3)	(2.8)
Right-of-use assets and lease liabilities, net	(0.6)	0.1
Deferred revenue	(10.2)	(2.1)
Net cash provided by operating activities	354.9	283.0

Investing activities
Acquisitions, net of cash acquired	(305.9)	(36.3)
Acquisition of equipment to be leased	(75.9)	(62.7)
Capitalized software development costs	(48.4)	(29.3)
Acquisition of property, plant and equipment	(5.5)	(11.3)
Residual commission buyouts	(3.6)	(9.5)
Purchase of intangible assets	—	(2.0)
Proceeds from sale of investments in securities	4.1	—
Net cash used in investing activities	(435.2)	(151.1)

Financing activities
Proceeds from long-term debt	1,100.0	—
Deferred financing costs	(16.3)	—
Repurchases of Class A common stock	(35.9)	(96.8)
Payments for withholding tax related to vesting of restricted stock units	(17.6)	(20.5)
Payments on contingent liabilities	(1.5)	(4.3)
Distributions to noncontrolling interests	(6.6)	(2.7)
Net change in bank deposits	(70.8)	—
Other financing activities	(0.7)	—
Net cash provided by (used in) financing activities	950.6	(124.3)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	3.3	(0.8)
Change in cash and cash equivalents and restricted cash	873.6	6.8

Cash and cash equivalents and restricted cash, beginning of period	721.8	776.5
Cash and cash equivalents and restricted cash, end of period	$1,595.4	$783.3
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
The assets and liabilities of Shift4 Payments, LLC represent substantially all of the consolidated assets and liabilities of Shift4 Payments, Inc. with the exception of certain cash balances, amounts payable under the Tax Receivable Agreement (“TRA”), and the aggregate principal amount of $690.0 million of 2025 Convertible Notes and $632.5 million of 2027 Convertible Notes (together, the “Convertible Notes”) that are held by Shift4 Payments, Inc. directly. As of September 30, 2024 and December 31, 2023, $17.3 million and $3.6 million of cash, respectively, was directly held by Shift4 Payments, Inc. As of September 30, 2024 and December 31, 2023, the TRA liability was $370.1 million and $5.1 million, respectively. See Note 13 for further information on the increase in TRA liability during the three months ended September 30, 2024. In connection with the issuance of the Convertible Notes, Shift4 Payments, Inc. entered into Intercompany Convertible Notes with Shift4 Payments, LLC, whereby Shift4 Payments, Inc. provided the net proceeds from the issuance of the Convertible Notes to Shift4 Payments, LLC in the amount of $1,322.5 million. Shift4 Payments, Inc., which was incorporated on November 5, 2019, has not had any material operations on a standalone basis since its inception, and all of the operations of the Company are carried out by Shift4 Payments, LLC and its subsidiaries.
Change in Presentation of Consolidated Balance Sheets
Prior year balances have been adjusted to present “Current TRA liability” on its own line item rather than within “Accrued expenses and other current liabilities” on the Company’s unaudited Condensed Consolidated Balance Sheets to conform to the current period presentation.
Prior year balances have been adjusted to present “Noncurrent TRA liability” on its own line item rather than within “Other noncurrent liabilities” on the Company’s unaudited Condensed Consolidated Balance Sheets to conform to the current period presentation.

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
Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 1 to Shift4 Payments, Inc.’s consolidated financial statements as of and for the year ended December 31, 2023 in the 2023 Form 10-K. There have been no significant changes to these policies which have had a material impact on the Company’s unaudited condensed consolidated financial statements and related notes during the nine months ended September 30, 2024.
Cash and Cash Equivalents and Restricted Cash
Highly liquid investments with maturities of three months or less at the date of purchase are considered to be cash equivalents and are stated at cost, which approximates fair value. The Company’s cash equivalents consist of highly liquid investments in money market funds.
On September 30, 2024 the Company entered into the Settlement Line Credit Agreement (the “Settlement Line Agreement”), by and between Shift4 LLC, as the borrower, and Citizens Bank, N.A. (“Citizens”), as the lender, providing for a settlement line of credit with an aggregate available amount of up to $100.0 million (the “Settlement Line”). The purpose of the Settlement Line is to provide financing for certain settlement obligations of Shift4 LLC’s merchants and to eliminate the requirement for cash collateral under the sponsorship agreement with Citizens (the “Sponsorship Agreement”), which was amended in conjunction with the closing of the Settlement Line Agreement. There were no borrowings under the Settlement Line as of September 30, 2024. The Settlement Line is scheduled to mature on September 29, 2025, subject to extensions. Draws under the Settlement Line bear interest at a rate per annum equal to either (x) a daily simple SOFR based rate (subject to a 0.0% floor), plus an applicable margin of 0.75%, or (y) to the extent required by the Settlement Line Agreement upon the occurrence of certain specified events, an alternate base rate (equal to the highest of the Federal Funds Effective Rate plus 0.50%, the daily simple SOFR rate (subject to a 0.0% floor) plus 1.00%, and the prime rate announced by Citizens from time to time). In addition to making periodic interest payments on the principal amount of outstanding draws under the Settlement Line, the Company is required to pay an unused fee under the Settlement Line in respect of the unused availability thereunder at a rate equal to 0.15% per annum.
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

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$1,426.4	$455.0
Restricted cash	—	84.4
Cash and cash equivalents included in Settlement assets	169.0	182.4
Total cash and cash equivalents and restricted cash on the unaudited Condensed Consolidated Statements of Cash Flows	$1,595.4	$721.8

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
Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses, which requires additional disclosure of certain amounts included in the expense captions presented on the Statements of Operations as well as disclosures about selling expenses. ASU 2024-03 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is in the process of assessing the impact the adoption of this guidance will have on the Company’s financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures, which provides qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation by jurisdiction of income taxes paid. ASU 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024, with early adoption permitted. The Company does not plan to early adopt ASU 2023-09 and is evaluating the impact of the amendments on the Company’s unaudited condensed consolidated financial statements.
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
Vectron
On June 14, 2024, the Company acquired a majority stake in Vectron Systems AG (“Vectron”). Based in Germany, Vectron is a supplier of POS systems to the restaurant and hospitality verticals that management believes will provide the Company with local product expertise and a European distribution network of POS resellers. Throughout the remainder of June and July 2024, the Company purchased additional shares of Vectron’s common stock through a public tender offer and open market purchases. As of September 30, 2024, the Company owned approximately 75% of Vectron’s common stock, for which it paid $62.7 million of total purchase consideration, net of cash acquired. The Company is in the process of gaining operational control of Vectron via a domination and profit and loss transfer agreement (DPLTA). The Company consolidates 100% of Vectron’s assets, liabilities, revenues and expenses and records a noncontrolling interest balance for the 25% economic interest in Vectron not held by the Company. Total purchase consideration was as follows:

Cash	$66.9
Contingent consideration (a)	2.9
Total purchase consideration	69.8
Less: cash acquired	(7.1)
Total purchase consideration, net of cash acquired	62.7
Noncontrolling interest as of September 30, 2024	24.9
Fair value of net assets acquired	$87.6

(a) The Company agreed to a cash earnout due to certain former shareholders of Vectron based on the achievement against certain operational metrics through 2027. The actual earn out can range between zero and €7.0 million. The fair value of the earnout was included in the initial purchase consideration and will be revalued and recorded quarterly until the end of the earnout period as a fair value adjustment within “Revaluation of contingent liabilities” in the Company’s unaudited Condensed Consolidated Statements of Operations. As of September 30, 2024, the fair value of the earnout was $3.1 million, which is recognized in “Other noncurrent liabilities” on the Company’s unaudited Condensed Consolidated Balance Sheets.

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

Accounts receivable	$8.2
Inventory	3.5
Prepaid expenses and other current assets	6.3
Goodwill (a)	80.8
Other intangible assets	30.0
Property, plant and equipment, net	1.5
Right-of-use assets	8.9
Other noncurrent assets	2.5
Accounts payable	(4.3)
Accrued expenses and other current liabilities	(6.5)
Deferred revenue	(4.6)
Current lease liabilities	(1.2)
Deferred tax liabilities	(11.4)
Noncurrent lease liabilities	(7.9)
Other noncurrent liabilities (b)	(18.2)
Net assets acquired	$87.6

(a) Goodwill is not deductible for tax purposes.
(b) In connection with the Company’s majority stake in Vectron and due to Vectron’s acquisition of Acardo Group AG (“Acardo”) in December 2022, the Company became party to an earnout agreement with certain former shareholders of Acardo. The earnout is payable in multiple tranches, with up to €25.0 million payable in 2026. This amount is based on a multiple of the average of Acardo’s earnings before interest and taxes (“EBIT”) achieved in 2024 and 2025. Additionally, a percentage of Acardo’s net income for fiscal years 2023, 2024 and 2025 are payable in 2024, 2025 and 2026, respectively. Each portion of the earnout is expected to be paid in cash. The fair value of the earnout was included in the initial purchase consideration and will be revalued quarterly until the end of the earnout period as a fair value adjustment within “Revaluation of contingent liabilities” in the Company’s unaudited Condensed Consolidated Statements of Operations. As of September 30, 2024, the fair value of the earnout was $15.1 million, which was recognized in “Other noncurrent liabilities” on the Company’s unaudited Condensed Consolidated Balance Sheets.

The fair values of other intangible assets were estimated using inputs classified as Level 3 under the income approach using the relief-from-royalty method for acquired technology and the trade name, and the multi-period excess earnings method for merchant relationships. This transaction was not taxable for income tax purposes. The estimated life of acquired technology, merchant relationships and trade name are six, twelve and seven years, respectively.
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

Cash	$255.3
Total purchase consideration	255.3
Less: cash acquired	(10.0)
Total purchase consideration, net of cash acquired	$245.3

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

Accounts receivable	$8.7
Inventory	1.8
Prepaid expenses and other current assets	4.3
Right-of-use assets	1.5
Goodwill (a)	123.9
Other intangible assets	118.9
Deferred tax assets	7.9
Other noncurrent assets	0.3
Accounts payable	(6.5)
Accrued expenses and other current liabilities	(7.8)
Deferred revenue	(6.1)
Current lease liabilities	(0.6)
Noncurrent lease liabilities	(1.0)
Net assets acquired	$245.3

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
Disaggregated Revenue
The following table presents a disaggregation of the Company’s revenue from contracts with customers based on similar operational characteristics:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Payments-based revenue	$806.8	$626.9	$2,217.7	$1,738.0
Subscription and other revenues	102.4	48.5	225.9	121.4
Total	$909.2	$675.4	$2,443.6	$1,859.4
Substantially all of the Company’s revenue is recognized over time.

Contract Liabilities
The Company charges merchants for various post-contract license support and service fees. These fees typically relate to a period of one year. The Company recognizes the revenue on a straight-line basis over its respective period. As of September 30, 2024 and December 31, 2023, the Company had deferred revenue of $23.1 million and $22.5 million, respectively. The change in the contract liabilities was primarily the result of a timing difference between payment from the customer and the Company’s satisfaction of each performance obligation.
The amount of gross revenue recognized that was included in the December 31, 2023 balance of deferred revenue was $3.6 million and $20.8 million for the three and nine months ended September 30, 2024, respectively.
Allowance for Doubtful Accounts
The change in the Company’s allowance for doubtful accounts was as follows:

	Nine Months Ended September 30,
	2024	2023
Beginning balance	$22.7	$18.1
Additions to expense	6.4	7.4
Write-offs, net of recoveries and other adjustments	(5.6)	(3.5)
Ending balance	$23.5	$22.0
4.Goodwill
The changes in the carrying amount of goodwill were as follows:

Balance at December 31, 2023	$1,111.3
Vectron acquisition (Note 2)	80.8
Revel acquisition (Note 2)	123.9
Adjustments related to prior period acquisitions	2.0
Effect of foreign currency translation	6.0
Balance at September 30, 2024	$1,324.0

5.Depreciation and Amortization
Amounts charged to expense in the Company’s unaudited Condensed Consolidated Statements of Operations for depreciation and amortization were as follows:

	Amortization			Depreciation
	Residual Commission Buyouts	Other Intangible Assets	Capitalized Customer Acquisition Costs	Equipment Under Lease	Property, Plant and Equipment	Total
Three Months Ended September 30, 2024
Depreciation and amortization expense	$21.8	$13.0	$—	$14.1	$2.7	$51.6
Cost of sales	—	18.5	6.6	—	0.6	25.7
Total depreciation and amortization (a)	$21.8	$31.5	$6.6	$14.1	$3.3	$77.3

Three Months Ended September 30, 2023
Depreciation and amortization expense	$23.0	$5.6	$—	$9.3	$2.1	$40.0
Cost of sales	—	10.0	4.9	—	0.2	15.1
Total depreciation and amortization (b)	$23.0	$15.6	$4.9	$9.3	$2.3	$55.1

Nine Months Ended September 30, 2024
Depreciation and amortization expense	$65.3	$31.0	$—	$39.0	$7.8	$143.1
Cost of sales	—	50.8	18.4	—	0.8	70.0
Total depreciation and amortization (c)	$65.3	$81.8	$18.4	$39.0	$8.6	$213.1

Nine Months Ended September 30, 2023
Depreciation and amortization expense	$65.3	$16.3	$—	$24.7	$4.9	$111.2
Cost of sales	—	27.5	13.4	—	0.6	41.5
Total depreciation and amortization (d)	$65.3	$43.8	$13.4	$24.7	$5.5	$152.7
(a)    Total amortization of $59.9 million consisted of amortization of acquired intangibles of $43.5 million and amortization of non-acquired intangibles of $16.4 million.
(b)    Total amortization of $43.5 million consisted of amortization of acquired intangibles of $32.1 million and amortization of non-acquired intangibles of $11.4 million.
(c)    Total amortization of $165.5 million consisted of amortization of acquired intangibles of $120.3 million and amortization of non-acquired intangibles of $45.2 million.
(d)    Total amortization of $122.5 million consisted of amortization of acquired intangibles of $91.8 million and amortization of non-acquired intangibles of $30.7 million.
As of September 30, 2024, the estimated amortization expense for each of the five succeeding years and thereafter is as follows:

	Residual Commission Buyouts	Other Intangible Assets	Capitalized Customer Acquisition Costs	Total Amortization
2024 (remaining three months)	$21.8	$32.8	$6.8	$61.4
2025	85.6	120.6	24.0	230.2
2026	51.5	102.0	18.0	171.5
2027	3.1	78.1	11.5	92.7
2028	2.0	58.1	3.0	63.1
Thereafter	3.3	280.5	—	283.8
Total	$167.3	$672.1	$63.3	$902.7

6.Residual Commission Buyouts
Residual commission buyouts represent transactions with certain third-party distribution partners, pursuant to which the Company acquires their ongoing merchant relationships that subscribe to the Company’s end-to-end payments platform.
Residual commission buyouts, net consisted of the following:

	Weighted Average Amortization Period (in years)	September 30, 2024
		Carrying Value	Accumulated Amortization	Net Carrying Value
Residual commission buyouts from asset acquisitions	4	$326.6	$(169.7)	$156.9
Residual commission buyouts from business combinations	8	13.9	(3.5)	10.4
Total residual commission buyouts		$340.5	$(173.2)	$167.3

	Weighted Average Amortization Period (in years)	December 31, 2023
		Carrying Value	Accumulated Amortization	Net Carrying Value
Residual commission buyouts from asset acquisitions	4	$323.6	$(105.7)	$217.9
Residual commission buyouts from business combinations	8	13.9	(2.2)	11.7
Total residual commission buyouts		$337.5	$(107.9)	$229.6
7.Other Intangible Assets, Net
Other intangible assets, net consisted of the following:

	Weighted Average Amortization Period (in years)	September 30, 2024
		Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	11	$479.5	$(85.0)	$394.5
Acquired technology	8	272.5	(105.2)	167.3
Trademarks and trade names	12	31.2	(8.7)	22.5
Capitalized software development costs	3	139.2	(52.4)	86.8
Finaro banking license	1	3.1	(2.1)	1.0
Total other intangible assets, net		$925.5	$(253.4)	$672.1

	Weighted Average Amortization Period (in years)	December 31, 2023
		Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	11	$340.6	$(57.8)	$282.8
Acquired technology	9	257.6	(80.8)	176.8
Trademarks and trade names	13	28.1	(6.3)	21.8
Capitalized software development costs	3	98.8	(34.1)	64.7
Finaro banking license	2	3.0	(0.3)	2.7
Total other intangible assets, net		$728.1	$(179.3)	$548.8
8.Capitalized Customer Acquisition Costs, Net
Capitalized customer acquisition costs, net consisted of the following:

	Weighted Average Amortization Period (in years)
		Carrying Value	Accumulated Amortization	Net Carrying Value
Total costs as of September 30, 2024	4	$113.5	$(50.2)	$63.3
Total costs as of December 31, 2023	4	$96.6	$(44.9)	$51.7

9.Equipment for Lease, Net
Equipment for lease, net consisted of the following:

	Weighted Average Depreciation Period (in years)	September 30, 2024
		Carrying Value	Accumulated Depreciation	Net Carrying Value
Equipment under lease	4	$228.9	$(85.0)	$143.9
Equipment held for lease (a)	N/A	13.0	—	13.0
Total equipment for lease, net		$241.9	$(85.0)	$156.9

	Weighted Average Depreciation Period (in years)	December 31, 2023
		Carrying Value	Accumulated Depreciation	Net Carrying Value
Equipment under lease	4	$181.2	$(69.6)	$111.6
Equipment held for lease (a)	N/A	11.5	—	11.5
Total equipment for lease, net		$192.7	$(69.6)	$123.1

(a) Represents equipment that was not yet initially deployed to a merchant and, accordingly, is not being depreciated.
10.Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	September 30, 2024	December 31, 2023
Equipment	$19.3	$21.9
Capitalized software	4.3	3.5
Leasehold improvements	19.2	18.7
Furniture and fixtures	2.5	2.2
Vehicles	0.4	0.4
Total property, plant and equipment, gross	45.7	46.7
Less: Accumulated depreciation	(18.3)	(18.1)
Total property, plant and equipment, net	$27.4	$28.6
11.Debt
The Company’s outstanding debt consisted of the following:

	Maturity	Effective Interest Rate	September 30, 2024	December 31, 2023
6.750% Senior Notes due 2032 ("2032 Senior Notes")	August 15, 2032	6.92%	$1,100.0	$—
Convertible Senior Notes due 2025 ("2025 Convertible Notes")	December 15, 2025	0.49%	690.0	690.0
Convertible Senior Notes due 2027 ("2027 Convertible Notes")	August 1, 2027	0.90%	632.5	632.5
4.625% Senior Notes due 2026 ("2026 Senior Notes")	November 1, 2026	5.13%	450.0	450.0
Total borrowings			2,872.5	1,772.5
Less: Unamortized capitalized financing fees			(34.5)	(22.3)
Total long-term debt			$2,838.0	$1,750.2
Amortization of capitalized financing fees is included within “Interest expense” in the Company’s unaudited Condensed Consolidated Statements of Operations. Amortization expense for capitalized financing fees was $2.5 million and $6.6 million for the three and nine months ended September 30, 2024, respectively, and $2.1 million and $6.2 million for the three and nine months ended September 30, 2023, respectively.

Future principal payments
As of September 30, 2024, future principal payments associated with the Company’s long-term debt were as follows:

2024	$—
2025	690.0
2026	450.0
2027	632.5
Thereafter	1,100.0
Total	$2,872.5
Senior Notes due 2032
In August 2024, the Company’s subsidiaries Shift4 Payments, LLC and Shift4 Payments Finance Sub, Inc. (together, the “Issuers”) issued an aggregate of $1,100.0 million principal amount of 6.750% Senior Notes due 2032 (the “2032 Senior Notes”). The Company received net proceeds, after deducting initial purchasers’ discounts and estimated offering expenses, of approximately $1,088.7 million from the 2032 Senior Notes offering. The 2032 Senior Notes mature on August 15, 2032, and accrue interest at a rate of 6.750% per year. Interest on the 2032 Senior Notes is payable semi-annually in arrears on each February 15 and August 15, commencing on February 15, 2025.
Prior to August 15, 2027, the Issuers may redeem all or a portion of the 2032 Senior Notes at a redemption price equal to 100% of the principal amount of the 2032 Senior Notes, plus the applicable make-whole premium as provided in the indenture, plus accrued and unpaid interest, if any, to, but not including, the redemption date. At any time on or after August 15, 2027, the Issuers may redeem all or a portion of the 2032 Senior Notes at the redemption prices set forth in the indenture governing the 2032 Senior Notes, plus accrued and unpaid interest to, but not including, the redemption date. In addition, the Issuers may redeem up to 40% of the original aggregate principal amount of the 2032 Senior Notes at any time prior to August 15, 2027 at a redemption price of 106.750% of the principal amount of the 2032 Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to the redemption date, using the net proceeds from certain equity offerings. The Issuers may make such redemption so long as, after giving effect to any such redemption, at least 50% of the original aggregate principal amount of the 2032 Senior Notes (including any additional 2032 Senior Notes) remains outstanding (unless all 2032 Senior Notes are redeemed concurrently) and such redemption is effected upon not less than 10 days nor more than 60 days prior notice to the holders of the 2032 Senior Notes.
The 2032 Senior Notes have not been registered under the Securities Act of 1933, as amended (“the Securities Act”), or the securities laws of any other jurisdiction. The 2032 Senior Notes were sold to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A and outside the U.S. pursuant to Regulation S of the Securities Act.
Revolving Credit Facility
Second Amended and Restated Revolving Credit Facility
In September 2024, Shift4 Payments, LLC (the “Borrower”) entered into a Second Amended and Restated First Lien Credit Agreement (the “Credit Agreement”), providing for a $450.0 million senior secured revolving credit facility (“Revolving Credit Facility”), $112.5 million of which is available for the issuance of letters of credit. The Credit Agreement amended, restated and replaced the Borrower’s prior Amended and Restated First Lien Credit Agreement, entered into on January 29, 2021, as amended, and refinanced the $100.0 million revolving credit facility thereunder. The Company capitalized approximately $4.2 million of financing fees in connection with this refinancing.
Loans incurred under the Revolving Credit Facility bear interest a rate per annum equal to, at the Borrower’s option, either (i) a term SOFR based rate (subject to a 0.0% floor), plus a margin of 2.00% per annum, or (ii) an alternate base rate (equal to the highest of the Federal Funds Effective Rate plus 0.50%, the term SOFR rate for an interest period of one month (subject to a 0.0% floor) plus 1.00%, and the prime rate announced by the administrative agent from time to time), plus a margin of 1.00% per annum. The Revolving Credit Facility matures on September 5, 2029. The Credit Agreement requires periodic interest payments until maturity on any outstanding amounts borrowed. In addition, the Borrower is required to pay a commitment fee under the Revolving Credit Facility in respect of the unutilized commitments thereunder at a rate of 0.25% per annum. The Borrower is also subject to customary letter of credit and agency fees.
There were no borrowings and borrowing capacity on the Revolving Credit Facility was $450.0 million as of September 30, 2024.

Restrictions and Covenants
The 2025 Convertible Notes, 2026 Senior Notes, 2027 Convertible Notes, 2032 Senior Notes (collectively, the “Notes”) and Revolving Credit Facility include certain restrictions on the ability of Shift4 Payments, LLC to make loans, advances, or pay dividends to Shift4 Payments, Inc.
As of September 30, 2024 and December 31, 2023, the Company was in compliance with all financial covenants under its debt agreements.
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
Acquisition-Related Contingent Consideration
The Company’s acquisitions often include contingent consideration, or earnout, provisions. The total fair value of contingent consideration related to the acquisitions of Vectron, Finaro, and Online Payments Group as of September 30, 2024 was $54.2 million, of which $35.0 million is included in “Accrued expenses and other current liabilities” and $19.2 million is included within “Other noncurrent liabilities” on the Company’s unaudited Condensed Consolidated Balance Sheets. The balance as of September 30, 2024 is inclusive of the contingent consideration agreement Vectron was party to related to its purchase of Acardo. The change in fair value of these liabilities is included in “Revaluation of contingent liabilities” on the Company’s unaudited Condensed Consolidated Statements of Operations. Each of these fair value measurements utilize Level 3 inputs, such as projected revenues, discount rates and other subjective inputs. See Note 2 for further information on the contingent consideration for Vectron.
Online Payments Group
The Company entered into an earnout agreement with the former shareholders of Online Payments Group, not to exceed $60.0 million, with $30.0 million of the earnout payable as of September 2023 (“Tranche 1”) if key customers of Online Payments Group contribute a specified amount of revenue from September 29, 2022 to September 28, 2023 and the remaining $30.0 million payable as of September 2024 (“Tranche 2”) if key customers contribute a specified amount of revenue from September 29, 2022 to September 28, 2024. Each portion of the earnout will be paid 50% in shares of the Company’s Class A common stock and 50% in cash. The fair value of the earnout was included in the initial purchase consideration and was revalued quarterly until the end of the earnout period as a fair value adjustment within “Revaluation of contingent liabilities” in the Company’s unaudited Condensed Consolidated Statements of Operations. Tranche 1 was fully earned and paid in 2023. As of September 28, 2024 it was determined that 100% of the Tranche 2 payment was earned. The fair value of Tranche 2 as of September 30, 2024 was estimated to be $29.0 million (net of certain discounts) and is included in “Accrued expenses and other current liabilities” on the Company’s unaudited Condensed Consolidated Balance Sheets as of September 30, 2024.

The table below provides a reconciliation of the beginning and ending balances for the Level 3 contingent liabilities:

	Nine Months Ended September 30, 2024
	Contingent Liabilities for Acquisitions	Contingent Liabilities for Assets Acquired	Total Contingent Liabilities
Balance at beginning of period	$32.2	$1.4	$33.6
Contingent consideration	18.9	—	18.9
Fair value adjustments	3.9	0.3	4.2
Impact of foreign exchange	1.2	—	1.2
Contingent liabilities that achieved earnout	(2.0)	(1.7)	(3.7)
Balance at end of period	$54.2	$—	$54.2
Fair value adjustments for contingent liabilities for acquisitions are recorded within “Revaluation of contingent liabilities” in the Company’s unaudited Condensed Consolidated Statements of Operations. There were no transfers into or out of Level 3 during the nine months ended September 30, 2024.
The estimated fair value of the Company’s outstanding debt using quoted prices from over-the-counter markets, considered Level 2 inputs, was as follows:

	September 30, 2024		December 31, 2023
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
2032 Senior Notes	$1,085.7	$1,150.2	$—	$—
2025 Convertible Notes	686.1	841.5	683.6	766.5
2027 Convertible Notes	625.3	650.5	623.5	593.2
2026 Senior Notes	445.3	445.9	443.7	438.2
Total	$2,842.4	$3,088.1	$1,750.8	$1,797.9

(a) Carrying value excludes unamortized debt issuance costs related to the Revolving Credit Facility of $4.4 million and $0.6 million as of September 30, 2024 and December 31, 2023, respectively.
The estimated fair value of the Company’s investments in non-marketable equity securities was $78.9 million and $62.2 million as of September 30, 2024 and December 31, 2023, respectively. These non-marketable equity investments have no readily determinable fair values and are measured using the measurement alternative, which is defined as cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. Adjustments for these investments, if any, are recorded in “Unrealized gain on investments in securities” on the Company’s unaudited Condensed Consolidated Statements of Operations. The Company recognized fair value adjustments to its non-marketable equity investments of $10.8 million and $21.6 million for the three and nine months ended September 30, 2024, respectively, the entire amount of which related to securities still held as of September 30, 2024, based primarily on secondary offerings of identical securities by the respective companies in 2024. The Company has recognized cumulative fair value adjustments to its non-marketable equity investments of $48.9 million.
The estimated fair value of the Company’s crypto settlement assets and crypto settlement liabilities was $5.0 million and $3.5 million as of September 30, 2024 and December 31, 2023, respectively. The Company has valued the assets and liabilities using quoted prices from active cryptocurrency exchanges for the underlying crypto assets, considered Level 2 inputs.
Other financial instruments not measured at fair value on the Company’s unaudited Condensed Consolidated Balance Sheets at September 30, 2024 and December 31, 2023 include cash and cash equivalents, restricted cash, settlement assets, accounts receivable, prepaid expenses and other current assets, collateral held by the card networks, other noncurrent assets, settlement liabilities, accounts payable, accrued expenses and other current liabilities, bank deposits, and other noncurrent liabilities, as their estimated fair values reasonably approximate their carrying value as reported on the Company’s unaudited Condensed Consolidated Balance Sheets.

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
The Company’s effective tax rate was (135)% and (223)% for the three and nine months ended September 30, 2024. The Company’s effective tax rate was 2% and (6)% for the three and nine months ended September 30, 2023, respectively. The effective tax rate for the three and nine months ended September 30, 2024 was different than the U.S. federal statutory income tax rate of 21% primarily due to the $283.8 million discrete tax benefit related to the valuation allowance release and resulting additional deferred tax assets related to the TRA liability on Shift4 Payments, Inc., the net income allocated to the noncontrolling interest, and a $12.2 million tax benefit related to the valuation allowance release on certain corporate subsidiaries. The effective tax rate for the three and nine months ended September 30, 2023 was different than the U.S. federal statutory income tax rate of 21% primarily due to the net income allocated to the noncontrolling interest and the full valuation allowances on Shift4 Payments, Inc. and certain corporate subsidiaries in the U.S. In addition, the nine months ended September 30, 2023 includes a $4.8 million tax benefit related to the valuation allowance release due to a legal entity restructuring and a $1.5 million tax benefit related to the valuation allowance release due to acquired deferred tax liabilities from Focus POS Systems (“Focus”).
In prior periods, the Company maintained a full valuation allowance on the net deferred tax assets of Shift4 Payments, Inc. which are comprised primarily of differences in the book and tax basis of Shift4 Payments, Inc.’s investment in Shift4 Payments, LLC. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income sufficient to utilize the deferred tax assets on income tax returns. In prior periods, management had determined that its net deferred tax assets were not more likely than not going to be realized due to existence of significant negative evidence that the Company was in a three-year cumulative loss position. Considering this and other factors, Shift4 Payments, Inc.’s full valuation allowance was maintained through the period ended June 30, 2024.
During the three months ended September 30, 2024, management assessed the realizability of deferred tax assets and concluded that it is more likely than not that its net deferred tax assets will be realized and that a full valuation allowance is no longer required. The assessment included the fact that as of September 30, 2024, the Company is no longer in a three-year cumulative loss position and is projecting sufficient income in future periods to realize its deferred tax assets. The Company continues to maintain a valuation allowance on the portion of deferred tax assets that require capital gains income because there are no current projections of capital gains income at this time.
Accordingly, a discrete tax benefit of $283.8 million was recognized during the period ended September 30, 2024, relating to the release of the valuation allowance associated with the Company’s deferred tax assets and recording additional deferred tax assets related to the TRA liability.
Uncertain Tax Positions
The effects of uncertain tax positions are recognized in the Company’s unaudited condensed consolidated financial statements if these positions meet a “more-likely-than-not” threshold. For those uncertain tax positions that are recognized in the condensed consolidated financial statements, liabilities are established to reflect the portion of those positions it cannot conclude “more-likely-than-not” to be realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits within “Income tax benefit (expense)” in the Company’s unaudited Condensed Consolidated Statements of Operations. Accrued interest and penalties, if any, are included within “Deferred tax liability” in the Company’s unaudited Condensed Consolidated Balance Sheets. As of September 30, 2024 and December 31, 2023, $7.5 million and $4.7 million, respectively, of uncertain tax positions were recognized within “Other noncurrent liabilities” in the Company’s unaudited Condensed Consolidated Balance Sheets, which were primarily recognized in conjunction with acquisitions.
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
As of September 30, 2024 and December 31, 2023, the Company recognized a TRA liability of $370.1 million and $5.1 million, respectively, after concluding it was probable that, based on estimates of future taxable income, the Company will realize tax benefits associated with the TRA. A payment of $1.7 million was made to the Continuing Equity Owners pursuant to the TRA during the nine months ended September 30, 2024. No payments were made to the Continuing Equity Owners pursuant to the TRA during the nine months ended September 30, 2023.The estimation of liability under the TRA is by its nature imprecise and subject to significant assumptions regarding the amount, character, and timing of the taxable income of Shift4 Payments, Inc. in the future. Changes in tax laws or rates could also materially impact the estimated liability.
If Rook were to exchange any of its LLC Interests subsequent to September 30, 2024, such exchanges could generate additional deferred tax assets and TRA liability. As of September 30, 2024, the estimated impact of the exchange of all of Rook’s LLC Interests was an additional deferred tax asset of approximately $523 million and a TRA liability of approximately $444 million.
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
14.Related Party Transactions
The Company has a service agreement with Jared Isaacman, the Company’s Chief Executive Officer and founder (“Founder”), including access to aircrafts and a property. Total expense for this service, which is included in “General and administrative expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations, was $0.2 million and $0.7 million for the three and nine months ended both September 30, 2024, and 2023. There were no amounts outstanding at September 30, 2024 or December 31, 2023. In addition, during the nine months ended September 30, 2024, the Company made $6.6 million of distributions related to income taxes paid on behalf of Rook, which are included in “Distributions to noncontrolling interests” in the Company’s unaudited Condensed Consolidated Statements of Cash Flows.
In November 2021, the Company implemented a one-time discretionary equity award program for non-management employees. The Founder agreed to fund 50% of this program through a contribution of shares of his Class C common stock. As of September 30, 2024, the expected contribution from the Founder totaled 574,428 shares of his Class C common stock. The one-time discretionary equity award program will vest in three equal installments annually beginning in November 2024. Vesting of the awards is subject to the continued employment of non-management employees.
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

In September 2021, the Founder, through a wholly-owned special purpose vehicle (“SPV”), entered into two variable prepaid forward contracts (“VPF Contracts”) with an unaffiliated dealer (“Dealer”), one covering approximately 2.18 million shares of the Company’s Class A common stock and the other covering approximately 2.26 million shares of the Company’s Class A common stock. The VPF Contracts both fully settled pursuant to their terms on specified dates in June, July, August and September 2024, at which time the actual number of shares of the Company’s Class A common stock to be delivered by the SPV was determined based on the price of the Company’s Class A common stock on such dates relative to the forward floor price of approximately $66.424 per share and the forward cap price of approximately $112.09 per share for the contract covering approximately 2.18 million shares of the Company’s Class A common stock, and to the forward floor price of $66.424 per share and the forward cap price of approximately $120.39 per share for the contract covering approximately 2.26 million shares of the Company’s Class A common stock, with the aggregate number not to exceed approximately 4.44 million shares, which is the aggregate number of shares of the Company’s Class B common stock and LLC Interests pledged by Rook to secure its obligations under the contracts. During the nine months ended September 30, 2024, 4,030,855 shares of the Company’s Class B common stock owned by the SPV were effectively converted to Class A common stock and delivered to the SPV through the VPF Contracts.
15.Commitments and Contingencies
From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm the Company’s business.
On August 18, 2023, a shareholder filed a putative securities class action against the Company and certain of its current and former executive officers in the U.S. District Court for the Eastern District of Pennsylvania (the “Court”), captioned O’Meara v. Shift4 Payments, Inc., et al., Case No. 5:23-cv-03206-JFL (the “O’Meara Action”). Plaintiff O’Meara seeks to represent purchasers of the Company’s securities between November 10, 2021 and April 18, 2023. On October 13, 2023, another shareholder represented by the same law firm as O’Meara filed a similar complaint against the same defendants in the Court, captioned Baer v. Shift4 Payments, Inc., et al., Case No. 5:23-cv-03969-JFL (the “Baer Action”). Plaintiff Baer seeks to represent purchasers of the Company’s securities between June 5, 2020, and April 18, 2023. Both complaints allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, based on allegedly false and misleading statements about the Company’s business, operations, and compliance policies, and both seek unspecified damages. On October 19, 2023, Plaintiff Baer filed a motion to consolidate the O’Meara Action and the Baer Action and appoint Baer as lead plaintiff.
On November 3, 2023, the Court consolidated the O’Meara and Baer Actions and appointed Plaintiff Baer as the lead plaintiff in the consolidated action. Lead Plaintiff Baer and Plaintiff O’Meara filed an amended complaint on January 5, 2024, purportedly brought on behalf of purchasers of the Company’s securities between June 5, 2020 and April 18, 2023, and alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, based on allegedly false and misleading statements about the Company’s business, operations, and compliance policies. The Company moved to dismiss the consolidated amended complaint on February 19, 2024. The Court granted the Company’s motion to dismiss on August 14, 2024, with leave to amend. Lead Plaintiff Baer filed a second amended complaint on September 3, 2024, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder purportedly on behalf of purchasers of the Company’s securities between June 5, 2020 and October 21, 2022. The Company filed a motion to dismiss on October 1, 2024. A hearing is not yet scheduled on the Company’s motion to dismiss.
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

16.Stockholders’ Equity
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
During the nine months ended September 30, 2024, the Company repurchased 528,888 shares of Class A common stock for $35.9 million, including commissions paid, at an average price paid of $67.77 per share. As of September 30, 2024, $464.1 million remains available under the May 2024 Program.
17.Noncontrolling Interests
Shift4 Payments, Inc. is the sole managing member of Shift4 Payments, LLC, and consolidates the financial results of Shift4 Payments, LLC. The noncontrolling interests balance represents the economic interest in Shift4 Payments, LLC held by Rook, which amounted to $210.3 million and $215.1 million as of September 30, 2024 and December 31, 2023, respectively. The following table summarizes the ownership of LLC Interests in Shift4 Payments, LLC:

	September 30, 2024		December 31, 2023
	LLC Interests	Ownership %	LLC Interests	Ownership %
Shift4 Payments, Inc. (a)	69,831,566	77.9%	66,100,484	73.5%
Rook	19,801,028	22.1%	23,831,883	26.5%
Total	89,632,594	100.0%	89,932,367	100.0%
(a) September 30, 2024 and December 31, 2023 included 1.2 million and 3.7 million shares, respectively, related to the acquisition of Finaro that had been committed but not issued. These shares will be issued over the course of 2024, in accordance with the terms of the acquisition.
Rook has the right to require the Company to redeem its LLC Interests for, at the option of the Company, determined solely by the Company’s independent directors, newly-issued shares of Class A common stock on a one-for-one basis or a cash payment equal to a volume weighted average market price of one share of Class A common stock for each LLC Interest redeemed. In connection with the exercise of the redemption or exchange of LLC Interests, (1) Rook will be required to surrender a number of shares of Class B common stock, which the Company will cancel for no consideration on a one-for-one basis with the number of LLC Interests so redeemed or exchanged and (2) Rook will surrender LLC Interests to Shift4 Payments, LLC for cancellation.
As of September 30, 2024, the Company owns 75% of the common stock of Vectron, a German corporation providing POS systems, POS software, and digital and cloud-based services worldwide. The acquisition was accounted for as a business combination under ASC 805. The Company consolidates 100% of Vectron’s assets, liabilities, revenues and expenses. The noncontrolling interests balance represents the 25% economic interest in Vectron not held by the Company, which amounted to $25.7 million as of September 30, 2024 and was calculated as the number of shares of Vectron’s common stock not owned by the Company, multiplied by the price per share of Vectron’s common stock as of the acquisition date.

18.Equity-based Compensation
The Company recognized equity-based compensation expense of $14.3 million and $51.4 million for the three and nine months ended September 30, 2024, respectively, and $12.4 million and $46.4 million for the three and nine months ended September 30, 2023, respectively.

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
As of September 30, 2024, a maximum of 1,749,793 shares of the Company’s Class A common stock were available for issuance under the Restated Equity Plan.
RSUs and PRSUs
RSUs and PRSUs represent the right to receive shares of the Company’s Class A common stock at a specified date in the future.
The RSU and PRSU activity for the nine months ended September 30, 2024 was as follows:

	Nine Months Ended September 30, 2024
	Number of RSUs and PRSUs	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2023	2,345,210	$57.35
Granted	1,136,561	66.88
Vested	(477,029)	60.73
Forfeited or cancelled	(253,836)	59.86
Unvested balance at September 30, 2024	2,750,906	$60.47
The grant date fair value of RSUs and PRSUs subject to continued service or those that vest immediately was determined based on the price of the Company’s Class A common stock on the grant date.
As of September 30, 2024, the Company had $104.5 million of total unrecognized equity-based compensation expense related to outstanding RSUs and PRSUs, which is expected to be recognized over a weighted-average period of 2.22 years.

19.Basic and Diluted Net Income per Share
Basic net income per share has been computed by dividing net income attributable to common shareholders by the weighted average number of shares of common stock outstanding for the same period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period in which the shares were outstanding. Diluted net income per share has been computed in a manner consistent with that of basic net income per share while giving effect to all shares of potentially dilutive common stock that were outstanding during the period. The following table presents the calculation of basic and diluted net income per share under the two-class method.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$72.2	$46.5	$155.2	$103.7
Less: Net income attributable to noncontrolling interests	(18.4)	(13.9)	(41.6)	(31.2)
Adjustment to net income attributable to common stockholders	(0.4)	—	(1.1)	—
Net income attributable to common stockholders - basic	53.4	32.6	112.5	72.5
Reallocation of net income from noncontrolling interests to common stockholders due to effect of dilutive securities	14.2	0.2	32.1	0.5
Net income attributable to common stockholders - diluted	$67.6	$32.8	$144.6	$73.0

Numerator - allocation of net income attributable to common stockholders:
Net income allocated to Class A common stock - basic	$52.1	$31.6	$109.7	$70.0
Reallocation of net income from noncontrolling interests to common stockholders due to effect of dilutive securities	14.2	0.2	32.2	0.5
Net income allocated to Class A common stock - diluted	$66.3	$31.8	$141.9	$70.5

Net income allocated to Class C common stock - basic	$1.3	$1.0	$2.8	$2.5
Reallocation of net income from noncontrolling interests to common stockholders due to effect of dilutive securities	—	—	(0.1)	—
Net income allocated to Class C common stock - diluted	$1.3	$1.0	$2.7	$2.5

Denominator:
Weighted average shares of Class A common stock outstanding - basic (a)	66,791,329	56,537,008	65,230,377	56,233,959
Effect of dilutive securities:
LLC Interests	21,216,195	—	22,953,032	—
RSUs	1,349,414	873,107	1,331,271	1,200,466
Contingent shares	—	262,968	—	262,968
Weighted average shares of Class A common stock outstanding - diluted	89,356,938	57,673,083	89,514,680	57,697,393

Weighted average shares of Class C common stock outstanding - basic and diluted	1,659,314	1,759,273	1,681,264	2,019,063

Net income per share - Basic:
Class A common stock	$0.78	$0.56	$1.68	$1.24
Class C common stock	$0.78	$0.56	$1.68	$1.24
Net income per share - Diluted:
Class A Common Stock	$0.74	$0.55	$1.59	$1.22
Class C Common Stock	$0.74	$0.55	$1.59	$1.22
(a) For the three and nine months ended September 30, 2024, included 1,253,470 shares that had been committed but not issued as of September 30, 2024. For the three and nine months ended September 30, 2023, included 288,731 shares that had been committed but not issued as of September 30, 2023. Committed but not issued shares as of September 30, 2024 primarily relate to the acquisition of Finaro.
The following were excluded from the calculation of diluted net income per share as the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
LLC Interests that convert into potential Class A common shares	—	23,831,883	—	24,399,635
RSUs	—	51,965	74,969	37,962
Total	—	23,883,848	74,969	24,437,597

Diluted EPS was computed using the treasury stock method for RSUs and the if-converted method for convertible instruments.
For the three and nine months ended September 30, 2024 and 2023, the Company has excluded from the calculation of diluted net income per share the effect of the following:
•the conversion of the 2025 Convertible Notes and 2027 Convertible Notes, as the weighted average sales price of the Company’s Class A common stock during each period was less than the conversion price, per the terms of each respective agreement, and
•shares of the Company’s Class A common stock to be issued in connection with Tranche 2 of the earnout due to the former shareholders of Online Payments Group. See Note 12 for more information about shares to be issued in connection with earnouts.
20.Subsequent Events
Acquisition
On November 8, 2024, the Company acquired Givex Corp. (“Givex”) for approximately $146 million of total purchase consideration, comprised entirely of cash on hand. Due to the timing of this acquisition, the initial accounting for the acquisition, including the valuation of assets and liabilities acquired, is incomplete. As such, the Company is unable to disclose certain information, including the preliminary fair value of assets acquired and liabilities assumed, at this time.

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
Recent Acquisition
On November 8, 2024, we completed the acquisition of Givex Corp. (“Givex”) for approximately $146 million of total purchase consideration, comprised entirely of cash on hand. Givex is a global provider of gift cards, loyalty programs, and point-of-sale solutions. We believe this acquisition will significantly increase our overall customer base and geographic footprint.
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

Comparison of Results for the Three Months Ended September 30, 2024 and 2023
The following table sets forth the consolidated statements of operations for the periods presented:

	Three Months Ended September 30,
(in millions)	2024	2023	$ change
Payments-based revenue	$806.8	$626.9	$179.9
Subscription and other revenues	102.4	48.5	53.9
Gross revenue	909.2	675.4	233.8
Network fees	(544.1)	(432.4)	(111.7)
Other costs of sales (exclusive of certain depreciation and amortization expense shown separately below)	(97.8)	(62.7)	(35.1)
General and administrative expenses	(118.2)	(76.3)	(41.9)
Revaluation of contingent liabilities	(1.5)	(8.9)	7.4
Depreciation and amortization expense (a)	(51.6)	(40.0)	(11.6)
Professional expenses	(9.4)	(5.7)	(3.7)
Advertising and marketing expenses	(6.2)	(4.7)	(1.5)
Income from operations	80.4	44.7	35.7
Interest income	9.7	9.6	0.1
Other expense, net	(1.5)	—	(1.5)
Unrealized gain on investments in securities	10.8	2.6	8.2
Change in TRA liability	(289.4)	(1.5)	(287.9)
Interest expense	(18.3)	(8.0)	(10.3)
Income (loss) before income taxes	(208.3)	47.4	(255.7)
Income tax benefit (expense)	280.5	(0.9)	281.4
Net income	72.2	46.5	25.7
Less: Net income attributable to noncontrolling interests	(18.4)	(13.9)	(4.5)
Net income attributable to Shift4 Payments, Inc.	$53.8	$32.6	$21.2
(a)Depreciation and amortization expense includes depreciation of equipment under lease of $14.1 million and $9.3 million for the three months ended September 30, 2024 and 2023, respectively.
Results of Operations
Three months ended September 30, 2024 compared to three months ended September 30, 2023
Revenues (in millions)

Gross revenue increased by $233.8 million, or 35%, compared to the prior year period. Gross revenue is comprised of payments-based revenue and subscription and other revenues.
Payments-based revenue increased by $179.9 million, or 29%, compared to the prior year period, primarily due to:
•The increase in end-to-end payment volume of $15.6 billion, or 56%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.
•Growth in end-to-end payment volume outpaced payments-based revenue growth, primarily due to our continued onboarding of larger merchants with lower unit pricing than our existing customer base.
Subscription and other revenues increased by $53.9 million, or 111%, compared to the prior year period. The increase in subscription and other revenues was primarily driven by the impact of recent acquisitions as well as higher SaaS revenue associated with our SkyTab solutions.
Cost of Sales

	Three Months Ended September 30,
(in millions)	2024	2023	$ Change
Network fees	$(544.1)	$(432.4)	$(111.7)
The 26% increase in network fees was primarily due to the increase in payments-based revenue, which increased 29%, compared to the prior year period.
Gross revenue less network fees increased by $122.1 million, or 50%, compared to the prior year period, primarily due to the increase in end-to-end payment volume and higher SaaS revenue. See Key Performance Indicators and Non-GAAP Measures for a discussion and reconciliation of gross revenue less network fees.

	Three Months Ended September 30,
(in millions)	2024	2023	$ Change
Other costs of sales (exclusive of certain depreciation and amortization expense)	$(97.8)	$(62.7)	$(35.1)
The increase in other costs of sales was primarily driven by our recent acquisitions and incremental residual commissions associated with revenue growth.
Operating Expenses

	Three Months Ended September 30,
(in millions)	2024	2023	$ Change
General and administrative expenses	$(118.2)	$(76.3)	$(41.9)
The increase in general and administrative expenses was primarily due to expenses associated with our continued growth, which includes the impact of our recent acquisitions.

	Three Months Ended September 30,
(in millions)	2024	2023	$ Change
Revaluation of contingent liabilities	$(1.5)	$(8.9)	$7.4
The expense for revaluation of contingent liabilities during the three months ended September 30, 2024 was primarily driven by fair value adjustments to contingent liabilities arising from various acquisitions we completed in 2022 and 2023. The expense for revaluation of contingent liabilities during the three months ended September 30, 2023 was primarily driven by the remeasurement of the contingent liability related to the acquisition of Online Payments Group.

	Three Months Ended September 30,
(in millions)	2024	2023	$ Change
Depreciation and amortization expense	$(51.6)	$(40.0)	$(11.6)
The increase in depreciation and amortization expense was primarily due to:
•The amortization of intangible assets recognized in connection with recent acquisitions; and
•Increased equipment under lease associated with the growth of our SkyTab offering.

	Three Months Ended September 30,
(in millions)	2024	2023	$ Change
Professional expenses	$(9.4)	$(5.7)	$(3.7)
Professional expenses included expenses associated with acquisitions. The increase in professional expenses was primarily driven by higher acquisition-related costs as compared to the prior year period.

	Three Months Ended September 30,
(in millions)	2024	2023	$ Change
Advertising and marketing expenses	$(6.2)	$(4.7)	$(1.5)
The increase in advertising and marketing expenses was primarily due to new sponsorship contracts.

	Three Months Ended September 30,
(in millions)	2024	2023	$ Change
Interest income	$9.7	$9.6	$0.1
Interest income remained generally consistent for the three months ended September 30, 2024, compared to the three months ended September 30, 2023.

	Three Months Ended September 30,
(in millions)	2024	2023	$ Change
Other expense, net	$(1.5)	$—	$(1.5)
The decrease in other expense was primarily due to transactional losses related to foreign currency in 2024.

	Three Months Ended September 30,
(in millions)	2024	2023	$ Change
Unrealized gain on investments in securities	$10.8	$2.6	$8.2
The unrealized gain on investments in securities for both the three months ended September 30, 2024 and 2023 was due to fair value adjustments to our non-marketable equity investments.

	Three Months Ended September 30,
(in millions)	2024	2023	$ Change
Change in TRA liability	$(289.4)	$(1.5)	$(287.9)
As of September 30, 2024, we concluded that it was probable that we will be able to realize substantially all of the tax benefits associated with the TRA to date, based on estimates of future taxable income. In the future, we expect the TRA liability to increase as additional tax benefits are established through exchanges of LLC Interests with Rook. See Note 13 to the accompanying unaudited condensed consolidated financial statements for more information on the TRA.

	Three Months Ended September 30,
(in millions)	2024	2023	$ Change
Interest expense	$(18.3)	$(8.0)	$(10.3)
The increase in interest expense during the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was primarily due to the issuance of our 2032 Senior Notes. The annual interest expense related to the 2032 Senior Notes is expected to be approximately $76.0 million.

	Three Months Ended September 30,
(in millions)	2024	2023	$ Change
Income tax benefit (expense)	$280.5	$(0.9)	$281.4
The effective tax rate for the three months ended September 30, 2024 was approximately (135)%, compared to the effective tax rate for the three months ended September 30, 2023 of approximately 2%. The income tax benefit for the three months ended September 30, 2024 relates primarily to the release of the previously recorded valuation allowance against certain deferred tax assets in the U.S.
Comparison of Results for the Nine Months Ended September 30, 2024 and 2023
The following table sets forth the consolidated statements of operations for the periods presented:

	Nine Months Ended September 30,
(in millions)	2024	2023	$ change
Payments-based revenue	$2,217.7	$1,738.0	$479.7
Subscription and other revenues	225.9	121.4	104.5
Gross revenue	2,443.6	1,859.4	584.2
Network fees	(1,494.2)	(1,188.3)	(305.9)
Other costs of sales (exclusive of certain depreciation and amortization expense shown separately below)	(262.5)	(178.5)	(84.0)
General and administrative expenses	(335.4)	(244.1)	(91.3)
Revaluation of contingent liabilities	(3.9)	(21.5)	17.6
Depreciation and amortization expense (a)	(143.1)	(111.2)	(31.9)
Professional expenses	(29.0)	(17.2)	(11.8)
Advertising and marketing expenses	(14.5)	(11.2)	(3.3)
Income from operations	161.0	87.4	73.6
Interest income	20.1	26.0	(5.9)
Other income (expense), net	0.3	(0.3)	0.6
Unrealized gain on investments in securities	21.6	11.5	10.1
Change in TRA liability	(294.2)	(2.8)	(291.4)
Interest expense	(34.5)	(24.1)	(10.4)
Income (loss) before income taxes	(125.7)	97.7	(223.4)
Income tax benefit	280.9	6.0	274.9
Net income	155.2	103.7	51.5
Less: Net income attributable to noncontrolling interests	(41.6)	(31.2)	(10.4)
Net income attributable to Shift4 Payments, Inc.	$113.6	$72.5	$41.1
(a)Depreciation and amortization expense includes depreciation of equipment under lease of $39.0 million and $24.7 million for the nine months ended September 30, 2024 and 2023, respectively.

Results of Operations
Nine months ended September 30, 2024 compared to nine months ended September 30, 2023
Revenues (in millions)
Gross revenue increased by $584.2 million, or 31%, compared to the prior year period. Gross revenue is comprised of payments-based revenue and subscription and other revenues.
Payments-based revenue increased by $479.7 million, or 28%, compared to the prior year period, primarily due to:
•The increase in end-to-end payment volume of $39.9 billion, or 52%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.
•Growth in end-to-end payment volume outpaced payments-based revenue growth, primarily due to our continued onboarding of larger merchants with lower unit pricing than our existing customer base.
Subscription and other revenues increased by $104.5 million, or 86%, compared to the prior year period. The increase in subscription and other revenues was primarily driven by the impact of recent acquisitions as well as higher SaaS revenue associated with our SkyTab solutions.
Cost of Sales

	Nine Months Ended September 30,
(in millions)	2024	2023	$ Change
Network fees	$(1,494.2)	$(1,188.3)	$(305.9)
The 26% increase in network fees was primarily due to the increase in payments-based revenue, which increased 28%, compared to the prior year period.
Gross revenue less network fees increased by $278.3 million, or 41%, compared to the prior year period, primarily due to the increase in end-to-end payment volume and higher SaaS revenue. See Key Performance Indicators and Non-GAAP Measures for a discussion and reconciliation of gross revenue less network fees.

	Nine Months Ended September 30,
(in millions)	2024	2023	$ Change
Other costs of sales (exclusive of certain depreciation and amortization expense)	$(262.5)	$(178.5)	$(84.0)
The increase in other costs of sales was primarily driven by our recent acquisitions and incremental residual commissions associated with revenue growth.

Operating Expenses

	Nine Months Ended September 30,
(in millions)	2024	2023	$ Change
General and administrative expenses	$(335.4)	$(244.1)	$(91.3)
The increase in general and administrative expenses was primarily due to expenses associated with our continued growth, which includes the impact of our recent acquisitions.

	Nine Months Ended September 30,
(in millions)	2024	2023	$ Change
Revaluation of contingent liabilities	$(3.9)	$(21.5)	$17.6
The expense for revaluation of contingent liabilities during the nine months ended September 30, 2024 was primarily driven by fair value adjustments to contingent liabilities arising from various acquisitions we completed in 2022 and 2023. The expense for revaluation of contingent liabilities during the nine months ended September 30, 2023 was primarily driven by the remeasurement of the contingent liability related to the acquisition of Online Payments Group.

	Nine Months Ended September 30,
(in millions)	2024	2023	$ Change
Depreciation and amortization expense	$(143.1)	$(111.2)	$(31.9)
The increase in depreciation and amortization expense was primarily due to:
•The amortization of intangible assets recognized in connection with recent acquisitions; and
•Increased equipment under lease associated with the growth of our SkyTab offering.

	Nine Months Ended September 30,
(in millions)	2024	2023	$ Change
Professional expenses	$(29.0)	$(17.2)	$(11.8)
Professional expenses included expenses associated with acquisitions. The increase in professional expenses was primarily driven by higher acquisition-related costs as compared to the prior year period.

	Nine Months Ended September 30,
(in millions)	2024	2023	$ Change
Advertising and marketing expenses	$(14.5)	$(11.2)	$(3.3)
The increase in advertising and marketing expenses was primarily due to new sponsorship contracts.

	Nine Months Ended September 30,
(in millions)	2024	2023	$ Change
Interest income	$20.1	$26.0	$(5.9)
The decrease in interest income was primarily due to a decrease in our average interest-earning cash balance.

	Nine Months Ended September 30,
(in millions)	2024	2023	$ Change
Other income (expense), net	$0.3	$(0.3)	$0.6
The increase in other income was primarily due to transactional gains related to foreign currency in 2024, as compared to losses in 2023.

	Nine Months Ended September 30,
(in millions)	2024	2023	$ Change
Unrealized gain on investments in securities	$21.6	$11.5	$10.1
The unrealized gain on investments in securities for both the nine months ended September 30, 2024 and 2023 was due to fair value adjustments to our non-marketable equity investments.

	Nine Months Ended September 30,
(in millions)	2024	2023	$ Change
Change in TRA liability	$(294.2)	$(2.8)	$(291.4)
As of September 30, 2024, we concluded that it was probable that we will be able to realize substantially all of the tax benefits associated with the TRA to date, based on estimates of future taxable income. In the future, we expect the TRA liability to increase as additional tax benefits are established through exchanges of LLC Interests with Rook. See Note 13 to the accompanying unaudited condensed consolidated financial statements for more information on the TRA.

	Nine Months Ended September 30,
(in millions)	2024	2023	$ Change
Interest expense	$(34.5)	$(24.1)	$(10.4)
The increase in interest expense during the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was primarily due to the issuance of our 2032 Senior Notes. The annual interest expense related to the 2032 Senior Notes is expected to be approximately $76.0 million.

	Nine Months Ended September 30,
(in millions)	2024	2023	$ Change
Income tax benefit	$280.9	$6.0	$274.9
The effective tax rate for the nine months ended September 30, 2024 was approximately (223)%, compared to the effective tax rate for the nine months ended September 30, 2023 of approximately (6)%. The income tax benefit for the nine months ended September 30, 2024 relates primarily to the release of the previously recorded valuation allowance against certain deferred tax assets in the U.S.
Key Performance Indicators and Non-GAAP Measures
The following table sets forth our key performance indicators and non-GAAP measures for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
End-to-end payment volume	$43,483.9	$27,933.0	$116,919.8	$76,983.4
Gross revenue less network fees	$365.1	$243.0	$949.4	$671.1
EBITDA	$(122.4)	$100.9	$101.8	$248.5
Adjusted EBITDA	$187.4	$124.5	$471.5	$323.8
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
Gross revenue less network fees:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Gross revenue	$909.2	$675.4	$2,443.6	$1,859.4
Less: Network fees	(544.1)	(432.4)	(1,494.2)	(1,188.3)
Less: Other costs of sales (exclusive of depreciation of equipment under lease)	(97.8)	(62.7)	(262.5)	(178.5)
	267.3	180.3	686.9	492.6
Less: Depreciation of equipment under lease	(14.1)	(9.3)	(39.0)	(24.7)
Gross profit (a)	$253.2	$171.0	$647.9	$467.9

Gross profit (a)	$253.2	$171.0	$647.9	$467.9
Add back: Other costs of sales	97.8	62.7	262.5	178.5
Add back: Depreciation of equipment under lease	14.1	9.3	39.0	24.7
Gross revenue less network fees	$365.1	$243.0	$949.4	$671.1
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

EBITDA and Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Net income	$72.2	$46.5	$155.2	$103.7
Interest expense	18.3	8.0	34.5	24.1
Interest income	(9.7)	(9.6)	(20.1)	(26.0)
Income tax benefit	(280.5)	0.9	(280.9)	(6.0)
Depreciation and amortization	77.3	55.1	213.1	152.7
EBITDA	(122.4)	100.9	101.8	248.5
Acquisition, restructuring and integration costs (a)	8.8	3.2	26.5	13.3
Revaluation of contingent liabilities (b)	1.5	8.9	3.9	21.5
Unrealized gain on investments in securities (c)	(10.8)	(2.6)	(21.6)	(11.5)
Change in TRA liability (d)	289.4	1.5	294.2	2.8
Equity-based compensation (e)	14.4	12.6	52.1	47.5
Foreign exchange and other nonrecurring items	6.5	—	14.6	1.7
Adjusted EBITDA	$187.4	$124.5	$471.5	$323.8
(a)For the three months ended September 30, 2024, consisted of $4.9 million of restructuring costs and $3.7 million of acquisition-related costs. For the nine months ended September 30, 2024, primarily consisted of $13.9 million of restructuring costs and $12.4 million of acquisition-related costs. For the three months ended September 30, 2023, primarily consisted of $3.0 million of acquisition-related costs. For the nine months ended September 30, 2023, primarily consisted of $8.8 million of acquisition-related costs and $4.3 million of restructuring costs.
(b)Consisted of fair value adjustments to contingent liabilities arising from acquisitions.
(c)See Note 12 to the accompanying condensed consolidated financial statements for more information on the investments in non-marketable securities.
(d)See Note 13 to the accompanying condensed consolidated financial statements for more information on the TRA.
(e)Consisted of equity-based compensation expense for RSUs, including employer taxes for vested RSUs. See Note 18 to the accompanying condensed consolidated financial statements for more information on equity-based compensation.
Liquidity and Capital Resources
Overview
We have historically sourced our liquidity requirements primarily with cash flow from operations and, when needed, with debt or equity financing. The principal uses for liquidity have been acquisitions, capital expenditures, share repurchases and debt service. As of September 30, 2024, our cash and cash equivalents balance was $1,426.4 million, of which approximately $135.5 million was held outside of the U.S. by our foreign legal entities. In addition, “Settlement assets” includes $169.0 million of cash that will be used to settle merchant liabilities. The cash included within Settlement assets is typically paid to merchants within a few days of receipt in order to settle related liabilities.
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
The following table sets forth summary cash flow information for the periods presented:

	Nine Months Ended September 30,
(in millions)	2024	2023
Net cash provided by operating activities	$354.9	$283.0
Net cash used in investing activities	(435.2)	(151.1)
Net cash provided by (used in) financing activities	950.6	(124.3)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	3.3	(0.8)
Change in cash and cash equivalents and restricted cash	$873.6	$6.8

Operating activities
Net cash provided by operating activities consists of net income adjusted for certain non-cash items and changes in other assets and liabilities.
For the nine months ended September 30, 2024, net cash provided by operating activities of $354.9 million was primarily a result of net income of $155.2 million adjusted for non-cash expenses, including change in TRA liability of $294.2 million, depreciation and amortization of $213.1 million and equity-based compensation of $51.4 million, partially offset by deferred income taxes of $(300.1) million, unrealized gain on investments in securities of $(21.6) million and an impact from working capital items of $(52.6) million. Settlement assets includes both cash and receivables from card networks. From period to period, the mix of cash and receivables included in Settlement assets may change, driving increases or decreases in operating cash flow.
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
Net cash used in investing activities was $435.2 million for the nine months ended September 30, 2024, an increase of $284.1 million compared to net cash used in investing activities of $151.1 million for the nine months ended September 30, 2023. This increase was primarily the result of a $269.6 million increase in net cash paid for acquisitions.
Financing activities
Net cash provided by financing activities was $950.6 million for the nine months ended September 30, 2024, an increase of $1,074.9 million compared to net cash used in financing activities of $124.3 million for the nine months ended September 30, 2023. This increase was primarily due to the $1,100.0 million of proceeds received from the issuance of the 2032 Senior Notes in 2024 and a $60.9 million decrease in payments for the repurchase of common stock, partially offset by $70.8 million of bank deposits being returned to depositors in 2024.
Convertible Notes and Senior Notes
As of September 30, 2024 and December 31, 2023, we had $2,872.5 million total principal amount of debt outstanding, including $1,100.0 million of 2032 Senior Notes, $690.0 million of 2025 Convertible Notes, $632.5 million of 2027 Convertible Notes, and $450.0 million of 2026 Senior Notes.

Second Amended and Restated Revolving Credit Facility
On September 5, 2024, we entered into a Second Amended and Restated First Lien Credit Agreement (the “Credit Agreement”) to increase the borrowing capacity under our revolving credit facility (“Revolving Credit Facility”) from $100.0 million to $450.0 million, $112.5 million of which is available for the issuance of letters of credit. The Revolving Credit Facility matures on September 5, 2029. The Credit Agreement requires periodic interest payments until maturity.
Loans incurred under the Revolving Credit Facility bear interest at our option at either the SOFR rate of 2.00% per year or the alternate base rate (the highest of the Federal Funds rate plus 0.50%, or the prime rate announced from time to time in The Wall Street Journal) of 1.00% per year (“Applicable Rate”). The Applicable Rate varies depending on our total leverage ratio (as defined in the Credit Agreement). The alternate base rate is subject to a zero percent floor. In addition, we are required to pay a commitment fee under the Revolving Credit Facility in respect of the unutilized commitments thereunder at a rate of 0.25% per year. We are also subject to customary letter of credit and agency fees. The Revolving Credit Facility has a borrowing capacity of $450.0 million. As of September 30, 2024, we had no outstanding borrowings under the Revolving Credit Facility.

Settlement Line Agreement
On September 30, 2024 we entered into the Settlement Line Credit Agreement (the “Settlement Line Agreement”), by and between Shift4 LLC, as the borrower, and Citizens Bank, N.A. (“Citizens”), as the lender, providing for a settlement line of credit with an aggregate available amount of up to $100.0 million (the “Settlement Line”). Draws under the Settlement Line bear interest at a rate per annum equal to either (x) a daily simple SOFR based rate (subject to a 0.0% floor), plus an applicable margin of 0.75%, or (y) to the extent required by the Settlement Line Agreement upon the occurrence of certain specified events, an alternate base rate (equal to the highest of the Federal Funds Effective Rate plus 0.50%, the daily simple SOFR rate (subject to a 0.0% floor) plus 1.00%, and the prime rate announced by Citizens from time to time). In addition to making periodic interest payments on the principal amount of outstanding draws under the Settlement Line, we are required to pay an unused fee under the Settlement Line in respect of the unused availability thereunder at a rate equal to 0.15% per annum. The purpose of the Settlement Line is to provide financing for certain settlement obligations of Shift4 LLC’s merchants and to eliminate the requirement for cash collateral under the sponsorship agreement with Citizens (the “Sponsorship Agreement”), which was amended in conjunction with the closing of the settlement line agreement. There were no borrowings under the Settlement Line as of September 30, 2024. The Settlement Line is scheduled to mature on September 29, 2025, subject to extensions.
Covenants
The Company expects to be in compliance with such financial covenants for at least 12 months following the issuance of these unaudited condensed consolidated financial statements.
Stock repurchases
In May 2024, the Board authorized a new stock repurchase program (the “May 2024 Program”), pursuant to which we are authorized to repurchase up to $500.0 million of our Class A common stock through December 31, 2025. The May 2024 Program replaces our prior stock repurchase program from December 2023. During the nine months ended September 30, 2024, we repurchased 528,888 shares of Class A common stock for $35.9 million, including commissions paid, at an average price paid of $67.77 per share. As of September 30, 2024, $464.1 million remains available under the May 2024 Program.
Cash Requirements
We believe that our cash and cash equivalents and future cash flow from operations will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next twelve months and into the foreseeable future based on our current operating plan. Our material cash requirements include the following contractual obligations:
Debt
As of September 30, 2024, we had $2,872.5 million of fixed rate debt principal outstanding, including the $690.0 million of 2025 Convertible Notes that mature in December 2025. Future interest payments associated with the outstanding debt total $655.5 million, with $98.2 million payable within twelve months.
Contingent Liabilities
As of September 30, 2024, the fair value of contingent liabilities to potentially be paid out in cash was $40.3 million, with $21.0 million payable within twelve months. As of September 30, 2024, the maximum amount of contingent liabilities to potentially be paid out in cash was $57.9 million, with $21.0 million payable within twelve months.
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
There have been no material changes to our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 except for the release of the valuation allowance against deferred tax assets and related impact on the TRA liability. See Note 13 of the unaudited condensed consolidated financial statements for additional details.
We have provided a summary of our significant accounting policies in Note 1 in the notes to the accompanying unaudited condensed consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to financial instruments are subject to risks relating to interest rates.
As of September 30, 2024, we had $2,872.5 million of fixed rate debt principal outstanding with a fair value of $3,088.1 million. Since these notes bear interest at fixed rates, they do not result in any risk associated with changes in interest rates. However, the fair value of these notes can fluctuate as interest rates change. We may be subject to interest rate risk at the time of refinancing any fixed rate debt.
We also have a Revolving Credit Facility available to us with available borrowing capacity of $450.0 million. We are obligated to pay interest on loans under the Revolving Credit Facility as well as other customary fees, including an upfront fee and an unused commitment fee based on our debt rating. Borrowings under the Revolving Credit Facility, if any, bear interest at floating rates. As a result, we are exposed to risks related to fluctuations in interest rates to the extent it impacts our borrowings. As of September 30, 2024 and December 31, 2023, we had no amounts outstanding under the Revolving Credit Facility. See “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2. of this Quarterly Report and Note 11 to the accompanying unaudited condensed consolidated financial statements for more information.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Our material legal proceedings are described in Part I, Item 1 of this Quarterly Report in the notes to Condensed Consolidated Financial Statements in Note 15, “Commitments and Contingencies.”
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in millions)
July 1, 2024 through July 31, 2024	298,488	$66.97	298,488	$464.1
August 1, 2024 through August 31, 2024	—	—	—	464.1
September 1, 2024 through September 30, 2024	—	—	—	464.1
Total	298,488

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
On September 5, 2024, James Whalen, our Chief Accounting Officer, entered into a trading plan pursuant to Rule 10b5-1 of the Exchange Act. Mr. Whalen’s Rule 10b5-1 trading plan provides for the sale from time to time of a maximum of 22,561 shares of our Class A common stock pursuant to the terms of the plan. Mr. Whalen’s Rule 10b5-1 trading plan expires on November 25, 2025, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c).
Other than as described above, during the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
The following is a list of exhibits filed as part of this Quarterly Report.
INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Shift4 Payments, Inc.	S-8	333-239042	4.1	06/09/2020

3.2	Amended and Restated By-Laws of Shift4 Payments, Inc.	S-8	333-239042	4.2	06/09/2020

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock.	S-1/A	333-238307	4.1	06/01/2020

4.2	Indenture, by and among Shift4 Payments, LLC, Shift4 Payments Finance Sub, Inc. the subsidiary guarantors named therein and U.S. Bank National Association, as trustee, dated October 29, 2020 (and Form of Global Note).	8-K	001-39313	4.1	10/29/2020

4.3	Indenture, dated as of December 7, 2020, between Shift4 Payments, Inc. and U.S. Bank National Association, as trustee (and Form of Global Note).	8-K	001-39313	4.1	12/07/2020

4.4	Indenture, dated as of July 26, 2021, between Shift4 Payments, Inc. and U.S. Bank National Association, as trustee (and Form of Global Note).	8-K	001-39313	4.1	07/26/2021

4.5	Fourth Supplemental Indenture dated March 16, 2022, 4.625% Senior Notes due 2026.	10-Q	001-39313	4.5	05/06/2022

4.6	Indenture, dated as of August 15, 2024, among the Issuers, the subsidiary guarantors named on the signature pages thereto and U.S. Bank Trust Company, National Association, as trustee (and Form of Global Note).	8-K	001-39313	4.1	08/15/2024

10.1	Settlement Line Credit Agreement, dated as of September 30, 2024, by and between Shift4 Payments, LLC, as the borrower, and Citizens Bank, N.A., as the lender.					***

10.2	Second Amended and Restated First Lien Credit Agreement, dated as of September 5, 2024, by and among Shift4 Payments, LLC, as the borrower, the lenders and issuing banks party thereto and Goldman Sachs Bank USA, as administrative agent and collateral agent.	8-K	001-39313	10.1	09/10/2024

31.1	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*

104	Cover Page Interactive Data File (formatting as Inline XBRL and contained in Exhibit 101).					*

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

Shift4 Payments, Inc.

		By:	/s/ Jared Isaacman
Jared Isaacman
Date:	November 12, 2024		Chief Executive Officer (principal executive officer)

		By:	/s/ Nancy Disman
Nancy Disman
Date:	November 12, 2024		Chief Financial Officer (principal financial officer)

		By:	/s/ James Whalen
James Whalen
Date:	November 12, 2024		Chief Accounting Officer (principal accounting officer)