Form 10-K
period 2024-12-31
Shift4 Payments, Inc.
filed 2025-02-19
CIK 1794669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________
FORM 10-K
_________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
The aggregate market value of the registrant’s Class A common stock held by non-affiliates, based on the closing sale price as reported on the New York Stock Exchange on June 28, 2024, the last business day of the registrant’s most recent completed second fiscal quarter, was approximately $4.4 billion. As of February 12, 2025, there were 67,777,180 shares of the registrant’s Class A common stock, $0.0001 par value per share, outstanding, 19,801,028 shares of the registrant’s Class B common stock, $0.0001 par value per share, outstanding and 1,519,826 shares of the registrant’s Class C common stock, $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Specifically identified portions of the registrant’s definitive proxy statement for the 2025 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

SHIFT4 PAYMENTS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). All statements other than statements of historical fact contained in this Annual Report, including, without limitation, statements relating to the Offer, the Merger, the Transaction Agreement, the related financings, our position as a leader within our industry, our future results of operations and financial position, business strategy and plans; the impact of changes in TRA liability (as defined herein); the anticipated benefits of and costs associated with recent acquisitions; and objectives of management for future operations and activities, including, among others, statements regarding expected growth, international expansion, future capital expenditures, debt covenant compliance, financing activities, debt service obligations including the settlement of conversions of our 2025 Convertible Notes, executive transitions and succession planning, and the timing of any of the foregoing, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
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

SUMMARY RISK FACTORS
Our business is subject to numerous risks and uncertainties, including those described in Part I Item 1A. “Risk Factors” in this Annual Report. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:
•the consummation of the proposed Merger (as defined herein);
•our ability to integrate Global Blue (as defined below) into our business successfully or realize the anticipated synergies and related benefits of the proposed Merger;
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
•acquisitions, dispositions, and other strategic transactions create certain risks and may adversely affect our business, financial condition or results of operations;
•our inability to protect our IT Systems and Confidential Information, as well as the IT Systems of third parties we rely on, from continually evolving cybersecurity risks, security breaches or other technological risks could affect our reputation and brand among our merchants and consumers and may expose us to material financial penalties and legal liability;
•we collect, process, store, and use data, including personal information, which subjects us to governmental regulation and other legal obligations, particularly related to privacy, data protection and information security, and marketing across different markets where we conduct our business. Our actual or perceived failure to comply with such obligations could harm our business and/or result in reputational harm, loss of customers, material financial penalties and legal liabilities;
•we are subject to a variety of laws and regulations, including those relating to financial services, anti-money laundering, anti-bribery, sanctions, and counter-terrorist financing, consumer protection, and cryptocurrencies in various jurisdictions where we conduct our business. Such laws and regulations can be complex, are subject to change, and complying with them across various jurisdictions imposes operational, time, and cost constraints on our business. Our actual or perceived failure to comply with such laws or regulations could harm our business and/or result in reputational harm, loss of customers, material financial penalties and legal liabilities;
•we may not be able to continue to expand our share of the existing payment processing markets or expand into new markets which would inhibit our ability to grow and increase our profitability;
•as we expand into new markets, we are subject to additional risks associated with our international operations, including compliance with and changes in foreign regulations and governmental policies. Moreover, our results of operations may be adversely affected by changes in foreign currency exchange rates;
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

PART I
ITEM 1. BUSINESS
Our Company
At Shift4, our mission is to boldly redefine commerce by simplifying complex payments ecosystems across the world.
We are a leading independent provider of software and payment processing solutions in the United States (“U.S.”) based on total volume of payments processed. We power billions of transactions annually for hundreds of thousands of businesses in virtually every industry. We achieved our leadership position through decades of solving business and operational challenges facing our customers’ overall commerce needs. Our merchants range in size from small owner-operated local businesses to multinational enterprises conducting commerce globally.
Merchants are often utilizing a variety of software and hardware tools to operate their businesses and stay competitive. However, the complexity of managing commerce across multiple channels, geographies, and systems with a variety of tools presents significant challenges. For example, a small business may rely on many disparate tools to manage operations, customer interactions, and payments. A large resort might use an even broader array of tools to handle online reservations, check-ins, dining, spa services, activities, parking, and more. Coordinating numerous systems from different providers while ensuring seamless payment acceptance and a good customer experience is becoming a growing challenge for businesses of all sizes.

We aim to simplify and enhance the commerce experience for merchants, enabling them to focus on growing their business rather than navigating a patchwork of fragmented tools. By delivering an integrated solution that unites hardware, software and payment processing, we aim to reduce inefficiencies, improve operational clarity, and elevate the customer experience—empowering businesses to succeed in an increasingly competitive and complex economy.
At the heart of our business is our payments platform. Our payments platform is a full suite of integrated payment products and services that can be used across multiple channels (in-store, online, mobile and tablet-based) and industry verticals, including:
•end-to-end payment processing for a broad range of payment types;
•merchant acquiring services;
•a proprietary omni-channel gateway capable of multiple methods of mobile, contactless and QR code-based payments;
•complementary third-party software integrations;
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
We distribute our services through a network of internal sales teams, as well as through our network of partners. Our partners are comprised of (1) independent software vendors (“ISVs”) and (2) value-added resellers (“VARs”). We offer a single integration to a global end-to-end payment offering, a proprietary gateway and a robust suite of technology solutions to enhance the value of their software and simplify payment acceptance. Our partners rely on us to provide a seamless commerce experience, enterprise grade security, analytics, and compatibility with a wide network of other point of sale (“POS”) solutions.
Our revenue is predominantly recurring due to the nature of our business model. The majority of our revenue is derived from processing fees, which are charged either as a percentage of end-to-end payment volume and/or as a fee per transaction. Additionally, we generate subscription revenue from licensing our POS software, business intelligence tools, payment device management, and other technology solutions. Our merchant base is diversified, with no single merchant accounting for more than 3% of our revenue in recent years.
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
Through our proprietary gateway, our payments platform is integrated with over 550 software suites including some of the largest and most recognized software providers in the world. In addition, we enable connectivity with the largest payment processors, alternative payment rails and many different payment devices. Our payments platform includes market-leading security features that help prevent consumer card data from entering the merchant’s environment.
We have designed our payments platform to be:
•Integrated – fully integrated and seamlessly connected, facilitating easy data capture and compatibility across all solutions;
•Reliable – supports the most demanding payment environments 24 hours a day, 365 days a year; and
•Secure – Payment Card Industry (“PCI”)-validated Point-to-Point Encryption (“P2PE”) tokenization and EMV-ready (Europay, Mastercard, and Visa) solutions.
Our merchants have the flexibility to utilize our payments platform in one of two ways: as a gateway or as an end-to-end payment solution. Gateway merchants benefit from interoperability with many third-party payment processors. End-to-end payments merchants benefit from a single, unified vendor solution for payment acceptance, devices, POS software solutions and a full suite of business intelligence tools. By consolidating these functions through a single, unified vendor solution, these merchants are typically able to reduce total spend on payment acceptance solutions and access gateway and technology solutions as value-added features.
Technology Solutions
Our suite of technology solutions is designed to streamline our customers’ business operations, drive growth through strong consumer engagement and improve their business using rich transaction-level data.
•SkyTab POS – We provide purpose-built POS workstations pre-loaded with powerful, mission-critical software and integrated payment functionality. We believe our SkyTab POS offering helps our merchants scale their business and improve operational efficiency while reducing total cost of ownership relative to other competing solutions.
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
•SkyTab Venue (formerly known as VenueNext) – Our mobile-first technology solution provides stadium, theme park and entertainment venues with a frictionless commerce experience. Our SkyTab Venue solutions include mobile ordering, countertop POS, self-service kiosk, and digital wallet to facilitate food and beverage, merchandise, and loyalty all within a white-labeled technology application that is fully integrated with our secure end-to-end payment processing platform.
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
Sales and Distribution
Our payments platform and technology solutions are delivered to our merchants through our distribution network. Today, our network includes thousands of partners and regional internal sales and support hubs, allowing us to provide the support that many merchants demand. Our distribution approach and commitment to our internal sales team and software partners are key to our go-to-market strategy.
•Independent software vendors – Our solutions are connected into over 550 integrations with market-leading software providers, including some of the largest and most recognizable technology companies in the world. By integrating our payments platform into their software suites, our ISVs are able to sell a comprehensive solution to the merchant at an attractive price point.
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
•Value added resellers – We partner with VARs to sell our solutions to merchants. These VARs include third-party resellers and organizations that provide distribution for ISVs. VARs act as trusted and localized service providers to our merchants by providing them with software and services. This partnership enables us to expand our reach and scalability by allowing a VAR to bundle our full payments and technology product suite with other value-added services provided by the VAR.
We are selective in identifying and choosing our VAR partners, and we seek to align our business objectives with those that have strong networks, local expertise, high-quality merchant portfolios, and trusted relationships. Our network of VARs provide a consistent and extensive source of new merchant acquisition, with no single VAR accounting for more than 3% of our volume for the year ended December 31, 2024.
Our compelling value proposition enables our partners to extend attractive pricing arrangements to our merchants. For merchants that subscribe to our end-to-end payments offering, our partners can offer gateway and technology solutions as value-added features included in the price of our payments offering. We believe that enabling our partners to provide a cost-effective and comprehensive bundle of solutions best supports their ability to sell our solutions and grow their businesses.
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
•Merchant onboarding and activation – A business owner can enroll for a merchant account within minutes via our online portal. For enterprises, our merchant onboarding and activation team works closely with our partners to facilitate a seamless transition from sales to implementation and activation. Our streamlined activation and automated approval process enables fast and frictionless merchant onboarding, providing us and our partners with enhanced speed-to-market. Our partners are typically able to board even the largest and most complex merchants within 24 hours of submitting an application.
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

Growth Strategy

Our recent growth has been fueled by a combination of focused strategic initiatives:

Expanding End-to-End Payment Volume – We aim to accelerate growth by increasing the payment volume processed through our integrated platform across diverse verticals, including restaurants, hospitality, venues, specialty retail, and e-commerce. In addition to converting gateway customers to full end-to-end processing, we leverage over 550 unique software integrations to share data with merchants’ product suites and enhance the customer experience. We plan to continue expanding our proprietary software integrations, which we believe provides a competitive advantage in attracting and retaining merchants. These integrations, along with the diversification of our merchant base, are cornerstones of our long-term growth strategy.

Merchant Acquisition and Retention – We focus on acquiring new merchants with innovative and scalable solutions while retaining existing customers through high-value tools that enhance their operations and reduce the incentive to switch providers. Our scale enables us to offer new merchants free hardware and other financial incentives, easing their transition from current providers.

Technology and Product Innovation – We continuously evolve our product offerings, such as SkyTab and advanced business intelligence tools, to address the changing needs of our merchants and empower them to grow their businesses, which increases end-to-end payment volume.

Global Expansion – We are actively extending our footprint into international markets. In 2023, we acquired Credorax, Inc., operating as Finaro, which specializes in integrated acquiring and payment processing services for merchants in Europe and the United Kingdom. Finaro has provided the global infrastructure and technology to support our international expansion. In 2024, we changed Finaro's banking license in Malta to a payment institution license, aligning with our focus on core business activities.

Mergers and Acquisitions (“M&A”) and Strategic Partnerships – We leverage acquisitions and strategic partnerships to expand our market presence and integrate complementary capabilities. Some of our recent acquisitions have directly supported our global expansion efforts.

On February 16, 2025, we entered into the Transaction Agreement with Global Blue, as described more fully in “Pending Acquisitions” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report.

We believe these initiatives combine organic growth, technological innovation, and strategic expansion to best position us for success.
Competition
We compete in a highly competitive market with a range of providers, many of whom may provide a component of our offering, but do not provide an integrated offering capable of solving complex business challenges for software partners and merchants. For certain services and solutions, including end-to-end payments, we compete with non-integrated payment processors (such as Chase Paymentech, Elavon, Worldpay, Fiserv and Global Payments) and integrated payment providers (such as Adyen, Lightspeed, Shopify, Square and Toast). For our hospitality gateway offering, we compete primarily with Elavon and FreedomPay.
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
We hold dozens of patents globally related to our proprietary payments technologies. The expiration of these patents is not reasonably likely to have a material adverse effect on our business, financial condition or results of operations. In addition, we own a portfolio of trademarks globally and have registered our primary trademarks, Shift4 Payments, Shift4, and SkyTab.
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
Government Regulation
Various aspects of our business and service areas are subject to U.S. federal, state, and local regulation, as well as regulation outside the U.S. (in particular, European Union (“EU”) and United Kingdom (“UK”) regulation). As we continue to expand our business globally, we will become subject to more government regulation in new markets. Certain of our services also are subject to rules promulgated by various card networks and other authorities, as more fully described below. These descriptions are not exhaustive, and these laws, regulations and rules frequently change and are increasing in number.
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
Further, the ability of payment networks to impose certain restrictions are limited because the Dodd-Frank Act allows merchants to set minimum dollar amounts for the acceptance of a credit card (while federal governmental entities and institutions of higher education may set maximum amounts for the acceptance of credit cards). Depending on the card network rules, merchants are also allowed to provide discounts or other incentives to entice consumers to pay with an alternative payment method, such as cash, checks, or debit cards.
The Dodd-Frank Act granted each the CFPB and the Financial Stability Oversight Council authority to determine whether any non-bank financial company, such as us, should be supervised by the CFPB or Board of Governors of the Federal Reserve System, respectively. Any new rules or regulations, implemented by the CFPB or the Financial Stability Oversight Council or in connection with the Dodd-Frank Act that are applicable to us or directly or indirectly adversely impact our business, or any changes that are adverse to us resulting from litigation brought by third parties challenging such rules and regulations, could increase our cost of doing business or limit permissible activities.
Association and network rules
We are subject to the rules of American Express, Discover, Interlink, Maestro, Mastercard, Visa and other payment networks. In order to provide our services, we must be registered either indirectly or directly as service providers with the payment networks that we utilize. Our entities that are not a “member bank” as defined in certain of the payment networks’ rules are not eligible for primary membership in certain payment networks and are therefore unable to directly access them. Instead, those payment networks require payment service providers to be sponsored by a member bank, which, for the relevant entities, we have accomplished through a sponsorship agreement with a sponsor bank. We are registered with Visa, Mastercard and other networks as either direct members (in relation to jurisdictions where we hold appropriate licenses) or service providers for member institutions. As such, we are subject to applicable card association and payment network rules, which impose various requirements and could subject us to a variety of fines or penalties that may be levied by such associations and/or networks for certain acts or omissions. Our failure to comply with the networks’ requirements, or to pay the fees or fines they may impose, could result in the suspension or termination of our sponsorship by our sponsor bank or our registration with the relevant payment network(s), and therefore require us to limit or cease providing the relevant payment processing services, all of which could adversely affect our business, financial condition or results of operations. In addition, sponsor banks may terminate their sponsorship of us or could require us to stop providing payment processing services, which would adversely affect our ability to conduct our business. Payment network rules are regularly updated and compliance with changes may increase the cost of doing business.
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

Privacy and information security regulations
We, our partners and certain of our merchants provide services that may be subject to various state, federal, and foreign privacy laws and regulations, including, among others, the Financial Services Modernization Act of 1999, which we refer to as the Gramm-Leach-Bliley Act (“GLBA”), the EU General Data Protection Regulation 2016/679 (“EU GDPR”), the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (the “CCPA”), the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (collectively, the “UK GDPR”), the Personal Information Protection and Electronic Documents Act in Canada and Israeli privacy laws, in particular in relation to our European business. These laws and their implementing regulations restrict certain collection, processing, storage, use, and disclosure of personal information, require notice to individuals of privacy practices, and provide individuals with certain rights to prevent use and disclosure of protected information. These laws also impose requirements for the safeguarding and proper destruction of personal information through the issuance of data security standards or guidelines. Certain federal, state and foreign laws and regulations impose similar privacy obligations and, in certain circumstances, obligations to notify affected individuals, state officers or other governmental authorities, the media, and consumer reporting agencies, as well as businesses and governmental agencies, of security breaches affecting personal information. In addition, there are state and foreign laws restricting the ability to collect and utilize certain types of information such as Social Security and driver’s license numbers.
As a processor of personal data of EU and UK data subjects, we are also subject to regulation and oversight in the applicable EU Member States and United Kingdom with regard to data protection legislation. The EU GDPR and UK GDPR (collectively referred to as the “GDPR”) contains additional obligations on data controllers and data processors that have an establishment in the EU or UK or are offering goods or services to, or monitoring the behavior of, consumers within the EU or UK. There are material sanctions under GDPR for failing to comply, and penalties for certain breaches are up to the greater of EUR 20 million/ GBP 17.5 million or 4% of our global annual turnover. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease/change our data processing activities, enforcement notices, assessment notices (for a compulsory audit) and/or civil claims (including class actions). We are also subject to evolving EU and UK privacy laws on cookies, tracking technologies and e-marketing.
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
Anti-money laundering, anti-bribery, sanctions, and counter-terrorist regulations
We are contractually required to comply with the anti-money laundering laws and regulations in certain countries, and in others where we hold regulatory licenses, our relevant subsidiaries are directly subject to them. For example, in the U.S., we comply with certain provisions of the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, and its implementing regulations (collectively “the BSA”) which are enforced by the Financial Crimes Enforcement Network, a bureau of the U.S. Department of the Treasury and the U.S. Department of Justice. Our Maltese Financial Institution licensed entity is directly required to comply with the anti-money laundering law and regulations applicable in the EU as transposed into Maltese law by virtue of the Prevention of Money Laundering Act and the Prevention of Money Laundering and Financing of Terrorism Regulation, Chapter 373 of the laws of Malta and all subsidiary legislation emanating from it. Our UK Authorised Payment Institution is directly subject to UK anti-money laundering laws and regulations. We are also subject to anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act (“FCPA”), which prohibits improper payments to foreign government officials and requires accurate books and records and a system of internal accounting controls, and the similar laws of other jurisdictions where we conduct business. We have policies, procedures, systems, and controls designed to promote compliance with such laws and regulations.

We are also subject to economic and trade sanctions programs that are administered by the Department of Treasury’s Office of Foreign Assets Control (“OFAC”), which prohibit or restrict transactions to or from, or dealings with, specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially-designated nationals of those countries, narcotics traffickers, and terrorists or terrorist organizations. Other group entities may be subject to additional local sanctions requirements in other relevant jurisdictions. We have policies, procedures, systems, and controls designed to identify and address compliance with sanctions programs.
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
Human Capital
At Shift4, we believe our people are the driving force behind our success. Our workforce, guided by the Shift4 Way, embodies boldness, excellence, ownership, and trust. These values are deeply integrated into our human capital strategy, which aligns with our business goals to attract, develop, and retain exceptional talent. In 2024, we amplified our commitment to human capital excellence through investments in leadership, technology, and programs that enhanced operational efficiency and employee engagement. The following disclosure outlines our workforce strategy, including talent development, inclusion and belonging, compensation, and health initiatives, which create a high-performing, purpose-driven organization that we believes delivers long-term value.
Workforce Overview
As of December 31, 2024, Shift4’s workforce included approximately 4,000 employees. This includes approximately 800 employees added through acquisitions completed in 2024, which strengthened our capabilities and supported our global expansion strategy. With 56% of employees in the U.S. and 44% distributed across 45 other countries, we maintain a strategic presence in key international hubs like Lithuania, Canada, and Israel. None of our employees are represented by labor unions or collective bargaining agreements, and we have experienced no labor-related work stoppages.
Strategic Leadership and Governance
The appointment of Shift4’s first Chief Human Resources Officer in 2024 marked a strategic enhancement of our human capital governance structure and reflects our commitment to world-class talent management and organizational development. We are implementing comprehensive global workforce planning initiatives, enhancing global inclusivity, strengthening the employee experience, and streamlining our M&A integration processes. As we continue to evolve, our focus remains on fostering a culture of accountability, innovation, and leadership aligned with the Shift4 Way to support long-term growth and operational excellence.
Talent Strategy and Development
Talent Acquisition We use a global applicant tracking system and a candidate evaluation platform for operational roles to enhance our selection processes, ensuring global consistency and quality in hiring. Targeted recruitment for roles in software development and data analytics addressed critical business needs, while regional referral programs incentivized referrals for high-caliber talent. These efforts underscore our ability to build a workforce aligned with our strategic objectives.
Performance Management Our performance management approach fosters a culture of accountability and continuous improvement. Employees and managers conduct monthly check-ins, providing a consistent feedback loop and a centralized space for employees to document priorities, highlight achievements, and address challenges while fostering cultural alignment through peer recognition. In 2024, we enhanced our year-end performance review process with a new rating scale and manager-driven evaluations, ensuring fairness and clarity. Performance outcomes informed compensation decisions, allowing our top performers to be eligible for additional annual financial rewards to incentivize excellence. This framework supports employee growth and retention, driving operational excellence and leadership development.
Learning and Development Our learning and development initiatives are crucial in accelerating employee growth, driving innovation, and building critical capabilities across our global organization. In 2024, we significantly expanded our learning infrastructure to support operations globally, with over 2,500 employees voluntarily engaging in learning opportunities and completing approximately 23,000 courses. We also implemented targeted programs around enhancing leadership strategic decision-making skills as well as employee-specific skills which drive business outcomes. These efforts strengthened global scalability and innovation while aligning employee growth with business success.

Employee Total Rewards
Compensation and Benefits Our compensation philosophy emphasizes equity, performance-based rewards, and market competitiveness. Our tiered structure includes base salaries aligned with job grades and functions to ensure internal equity, a performance-driven annual incentive plan, and restricted stock units for management-level and above roles to drive long-term value creation. Our benefits include medical, dental, and vision plans, with Shift4 covering the majority of premiums in the U.S. Retirement plans include a 401(k) with 100% matching up to 4% of salary in the U.S. and pension programs in select European jurisdictions. Additionally, employees receive generous paid time off, inclusive birthing and non-birthing parental leave, and 16 hours of annual volunteer time to encourage community engagement. While benefits vary regionally, programs like tuition reimbursement, financial wellness initiatives, and flexible leave consistently support employees’ professional and personal growth worldwide.
Health, Safety and Wellness Shift4 prioritizes the well-being of our workforce, recognizing that a healthy and secure team drives sustainable success and innovation. In the U.S., employees can access mental health platforms for counseling, therapy, and virtual care. Globally, we have programs in place to provide 24/7 crisis support and counseling. We promote long-term financial health through financial literacy webinars. Our global Whistleblower Policy and Code of Conduct helps to attain workplace safety and accountability by empowering employees to report health and safety concerns without fear of retaliation. By addressing physical, mental, and financial well-being, Shift4 aims to minimize related risks, enhance productivity, and reinforce its commitment to a high-performing and resilient workforce.
Employee Engagement and Culture
Office Culture Our strategic workplace approach emphasizes in-person collaboration while maintaining operational flexibility. The current hybrid model requires four days per week in-office presence for a majority of our employees. This core office approach has enhanced cross-functional collaboration and accelerated decision-making, particularly in product development and customer service delivery. Our workplace strategy directly supports our “Execute with Urgency” philosophy while maintaining competitive talent attraction and retention rates in key markets.
The Shift4 Way The Shift4 Way, launched in 2021, guides employee behavior and decision-making, through alignment with our core values, philosophies, and themes.
Rewards and Recognition Our recognition strategy drives performance and retention through our peer nomination Top Gun Employee Recognition Program, celebrating top performers, aligning recognition with our value of Excellence. Complementing this, the revitalized Ideas Program provided streamlined pathways for employees to contribute solutions aligned with key philosophies like “Removing the Parts,” which entails removing unnecessary and/or outdated steps in our processes, and being “procedurally driven.” This resulted in driving forward a number of new innovative ideas from our workforce, delivering significant cost savings and operational enhancements across divisions.
Human Capital Management Our inclusion and belonging efforts foster innovation and belonging through Employee Inclusion Networks (“EINs”) like Women@Shift4, Pride@Shift4, and Vets@Shift4, which are open to all employees. The EINs have collectively engaged nearly 400 members globally and hosted more than 30 events. These efforts align with our talent and business priorities, encouraging varied and broad perspectives to drive innovation and performance in compliance with applicable federal and other laws and regulations.
Shift4Cares Shift4Cares is our volunteer program which facilitates volunteer activities and focuses on driving programs in support of our employees, communities and customers. Employees contributed volunteer hours in 2024. These initiatives reflect our commitment to social responsibility. We aim to expand our Shift4Cares program and global footprint in 2025.
Internal Communications Shift4 prioritizes transparency and connectivity through strategic communication initiatives. In April 2024, we launched our 4Sight intranet, reducing information-seeking time, and increasing business awareness. We also use direct, instant message communication channels so that we can move with speed and communicate informally as well. These internal tools, alongside quarterly town halls, foster a culture of openness, collaboration, and trust across our global workforce.
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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS AND DIRECTORS
The following table provides information regarding our executive officers and members of our board of directors (the “Board”) as of the date of this Annual Report:

Name	Age	Position(s)
Jared Isaacman	42	Founder, Chief Executive Officer and Chairman
Nancy Disman	54	Chief Financial Officer
Jordan Frankel	42	Secretary, General Counsel and Executive Vice President, Legal, Risk and Compliance
Taylor Lauber	41	President
Donald Isaacman	78	Director
Christopher Cruz	40	Director
Karen Roter Davis	52	Director
Sarah Goldsmith-Grover	60	Director
Jonathan Halkyard	60	Director
Sam Bakhshandehpour	49	Director
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
In December 2024, President Donald Trump nominated Mr. Isaacman to be the next administrator of the National Aeronautics and Space Administration (“NASA”). Mr. Isaacman has announced his intention to remain as the Company’s Chief Executive Officer and Chairman of the Board subject to the ratification and confirmation of his nomination by the U.S. Senate, and to retain the majority of his equity interest while reducing his voting power. As a result, Mr. Isaacman intends to continue to serve as the Chief Executive Officer and Chairman of the Board during the confirmation process. See “Recent Developments” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report.
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

Taylor Lauber has served as Shift4 Payments, Inc.’s President since February 2022 and served as Chief Strategy Officer from its formation to 2024. He previously served as Senior Vice President, Strategic Projects of Shift4 Payments, LLC from 2018 to 2022. Prior to joining Shift4, from 2010 to 2018, he served as a Principal at The Blackstone Group, L.P. Mr. Lauber also spent from 2005 to 2010 at Merrill Lynch as a Financial Advisor, where he advised numerous Fortune 500 companies and their executives on capital markets transactions. Mr. Lauber has passed the Series 7 General Securities Representative Exam, Series 66 Uniform Combined State Law Exam and Series 27 Financial and Operations Principal Exam, all administered by the Financial Industry Regulatory Authority, Inc. He holds a Bachelor of Economics and Finance from Bentley College.
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
Christopher N. Cruz has served as a member of the Board since its formation. Mr. Cruz is a Partner at Searchlight Capital Partners, L.P., a global alternative investment management firm, which he joined in 2011. From 2008 to 2010, Mr. Cruz served on the investment team at Oaktree Capital Management, a global alternative investment management firm. Prior to that, Mr. Cruz was in the leveraged finance and restructuring group at UBS Investment Bank, from 2006 to 2008. Mr. Cruz also serves on the board of Neon NewCo Corp. (an entity funding the pending acquisition of Netspend Corp.) as of August 2022. Mr. Cruz previously served on the boards of Sightline Payments from December 2020 to February 2025, Flowbird Group from February 2022 to January 2025, and M&M Food Market from July 2014 to February 2022. He holds a Bachelor of Arts in Honors Business Administration from the Richard Ivey School of Business at the University of Western Ontario. We believe Mr. Cruz is qualified to serve on our Board due to his extensive experience in finance and capital markets and his knowledge of our business in particular, gained through his prior services as a member of Shift4 Payments, LLC’s board of managers.
Karen Roter Davis has served as a member of the Board since August 2021. Ms. Davis is a Managing Partner at Entrada Ventures, a venture capital firm investing in high growth enterprise and industrial technology companies. Ms. Davis spent over a decade in executive leadership at Alphabet from 2003 to 2008 and from 2016 to 2022, overseeing Google’s internal operations for its groundbreaking IPO and driving growth of some of the company’s most successful new businesses, most recently as a Director at X (formerly Google X). In addition to her Entrada-related boards, she serves on the board of 360Learning S.A., where she is a member of the audit and M&A and finance committees, and she previously served on the board of Innovyze, acquired by Autodesk, where she was chair of the audit committee and member of the compensation committee. Ms. Davis earned her MBA from Kellogg School of Management at Northwestern University, her Juris Doctor from Northwestern University School of Law, and her Bachelor of Arts from Princeton University’s School of Public & International Affairs. Ms. Davis is certified in Cybersecurity Oversight by Carnegie Mellon’s Software Engineering Institute and the National Association of Corporate Directors. We believe Ms. Davis is qualified to serve on our Board due to her two decades of experience in the technology industry and her various senior leadership and advisory roles spanning startups to global corporations.
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
Sam Bakhshandehpour has served as a member of the Board since October 2022. Since 2020, Mr. Bakhshandehpour has served as the President and board member of José Andrés Group (f/k/a ThinkFoodGroup), and alongside José Andrés and Rob Wilder, serves in the Office of the Chief Executive Officer. Over the past decade, Mr. Bakhshandehpour has served José Andrés Group as an operating partner, advisor and investor. In his current capacity, Mr. Bakhshandehpour leads the execution of company strategy globally, across the restaurant, brand, hotel, and media divisions. Since 2015, Mr. Bakhshandehpour has also been the Chief Executive Officer & Managing Partner of Silverstone, a vertically integrated hospitality and lifestyle investment firm. From 2012 to 2015, Mr. Bakhshandehpour served as President, Chief Executive Officer and Board Member of SBE Entertainment, a Colony Capital portfolio company, where he was responsible for SBE Entertainment’s global operations across the hotel, restaurant and entertainment divisions. Since October 2023, Mr. Bakhshandehpour has served as a member on the advisory board of Fiserv, Inc., a financial services company. From 2014 to September 2022, Mr. Bakhshandehpour served as a member of the board of directors of the New Home Company, a homebuilder focused on the design, construction and sale of homes in major metropolitan areas. Mr. Bakhshandehpour holds a Bachelor of Science degree in Business Administration from Georgetown University’s McDonough School of Business. We believe Mr. Bakhshandehpour is qualified to serve on our Board due to his experience in leading companies in the finance and hospitality industries and his knowledge of the board and corporate governance practices of other organizations.
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
Risks Related to the Transactions
The announcement and pendency of the Offer and the Merger may have an adverse effect on our business and results of operations, and our failure to complete the transactions completed by the Transaction Agreement could have an adverse effect on our business, financial condition, results of operations, and stock price.
On February 16, 2025, we entered into the Transaction Agreement with Global Blue, as described more fully in “Pending Acquisitions” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report. We currently expect the Offer to be completed on or before September 30, 2025 (subject to extension through February 16, 2026 by us or Global Blue upon written notice in the event that certain conditions remain unsatisfied as of September 30, 2025).
Completion of the transactions contemplated by the Transaction Agreement (the “Transactions”) is subject to customary closing conditions set forth therein, as further described in “Pending Acquisitions” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report. There is no assurance that all of the various conditions will be satisfied, or that the transactions will be completed on the proposed terms, within the expected timeframe, or at all.
The transactions may be delayed, and may ultimately not be completed, due to a number of factors, including without limitation:
•potential future stockholder litigation and other legal and regulatory proceedings, which could prevent, materially restrain, or materially impair the consummation of the transactions; and
•the failure to satisfy the other conditions to the completion of the Transactions.

If the Transactions are not consummated, we may suffer other consequences that could adversely affect our business, financial condition, results of operations, and stock price, and our stockholders would be exposed to additional risks, including:
•to the extent that the current market price of our stock reflects an assumption that the Transactions will be completed, the market price of our common stock could decrease if the transactions are not completed;
•investor confidence in us could decline; stockholder litigation could be brought against us; our relationships with existing and prospective customers, service providers, investors, lenders, and other business partners may be adversely impacted we may be unable to retain key personnel; and our results of operations may be adversely impacted due to costs incurred in connection with the Transactions;
•any disruptions to our business resulting from the announcement and pendency of the transactions, including adverse changes in our relationships with customers, suppliers, partners and employees, may continue or intensify in the event the Transactions are not consummated or is significantly delayed; and
•the risks related to the diversion of attention of our management or employees from ongoing operations during the pendency of the Transactions.
There can be no assurance that our business, relationships with other parties, liquidity, or financial condition will not be adversely affected, as compared to the condition prior to the announcement of the Transactions, if the Transactions are not consummated. Even if successfully completed, there are certain risks to our stockholders from the Transactions.
While the Transactions are pending, we are subject to business uncertainties and contractual restrictions that could harm our business, financial condition, and results of operations.
During the period prior to the closing of the Transactions and pursuant to the terms of the Transaction Agreement, our business is exposed to certain inherent risks and contractual restrictions that could harm our business, financial condition, and results of operations, including:
•potential uncertainty in the marketplace, which could lead current and prospective customers to work with other providers or delay transacting with us;
•the possibility of disruption to our business and operations resulting from the announcement and pendency of the Transactions, including diversion of management attention and resources;
•the inability to pursue certain business opportunities and other restrictions on our ability to conduct our business;
•the amount of the costs, fees, expenses and charges related to the Offer, the Merger, and the Transaction Agreement, including, but not limited to, the cost of any legal proceeding that may be instituted against us, which may materially and adversely affect our financial condition; and
•other developments beyond our control, including, but not limited to, changes in global economic conditions that may affect the timing or success of the Transactions.
If any of these effects were to occur, it could adversely impact our business, cash flow, financial condition, or results of operations, as well as the market price of our common stock and our perceived value, regardless of whether the Transaction is completed.
Litigation may arise in connection with the Transactions, which could be costly, prevent consummation of the Transactions, divert management’s attention, and otherwise harm our business, financial condition, and results of operations.
Regardless of the outcome of any future litigation related to the Transactions, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the Transactions may adversely affect our business, results of operations, prospects, and financial condition. If the Transactions are not consummated for any reason, litigation may be filed in connection with the failure to consummate the Transactions. Any litigation related to the Transactions may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our common stock, impair our ability to recruit or retain employees, damage our relationships with our customers and business partners, or otherwise harm our operations and financial performance.

Following the consummation of the Transactions, we may be unable to integrate the Global Blue business successfully or realize the anticipated synergies and related benefits of the Transactions.
We and Global Blue entered into the Transaction Agreement with the expectation that the Transactions will result in various benefits and synergies. However, the Transactions involves the combination of two companies that currently operate as independent companies. We may be unable to successfully operate Global Blue’s business or integrate it into its own operations as a combined company.
After the consummating the Transactions, we will be required to devote significant management attention and resources to integrating the portfolio and operations of Global Blue. Potential difficulties that we may encounter in the integration process include without limitation:
•the inability to combine our business with Global Blue in a manner that permits us to achieve any cost savings or other synergies anticipated as a result of the Transactions or to achieve such cost savings or other anticipated synergies in a timely manner, which could result in us not realizing some anticipated benefits of the Transactions in the time frame currently anticipated, or at all;
•the inability to realize the anticipated value from various Global Blue assets;
•the inability to integrate and manage personnel from the companies and minimizing the loss of key employees;
•the inability to consolidate the companies’ administrative and information technology infrastructure and financial systems and identify and eliminate redundant and underperforming functions and assets;
•the inability to harmonize the companies’ operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes;
•the inability to coordinate distribution and marketing efforts;
•potential unknown liabilities and unforeseen increased expenses, delays or unfavorable conditions in connection with the anticipated consummation of the Transactions and the subsequent integration; and
•performance shortfalls at one or both of the companies as a result of the diversion of management’s attention from ongoing business activities as a result of completing the Transactions and integrating the companies’ operations.
It is possible that the integration process could result in the distraction of our management, the loss of key employees, the disruption of our ongoing business or inconsistencies in our operations, services, standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with third parties and employees or to achieve the anticipated benefits of the Transactions, or could otherwise adversely affect our business and financial results.
Our future results will suffer if we do not effectively manage our expanded operations following the Transactions.
Following the Transactions, the size and scope of operations of the business of the combined company will increase beyond the current size and scope of operations of either our or Global Blue’s current businesses. In addition, we may continue to expand our size and operations through additional acquisitions or other strategic transactions. Our future success depends, in part, upon our ability to manage our expanded business, which may pose substantial challenges for its management, including challenges related to the management and monitoring of new operations and locations and associated increased costs and complexity. There can be no assurances that we will be successful in managing such expanded business or that we will realize the expected economies of scale, synergies and other benefits currently anticipated from the Transactions or anticipated from any additional acquisitions or strategic transactions.
The market price of our common stock may decline as a result of the completion of the Transactions.
The market price of our common stock may decline as a result of the completion of the Transactions for a number of reasons, including if we do not achieve the perceived benefits of the Transactions as rapidly or to the degree anticipated by financial and industry analysts, or if the effect of the Transactions on our financial results is not consistent with the expectations of financial and industry analysts. In addition, if the Transactions are consummated, our stockholders will own interests in a company operating an expanded business with a different mix of assets, risks and liabilities. Current stockholders may not wish to continue to invest in us, or for other reasons may wish to dispose of some or all of their shares of our common stock. If, following the consummation of the Transactions, there is selling pressure on our common stock that exceeds demand at the market price, the price of our common stock could decline.

The combined company may not be able to retain existing third-party relationships, or such third parties may seek to modify contractual relationships with the combined company, which could have an adverse effect on the combined company’s business and operations. Third parties may terminate or alter existing contracts or relationships with us or Global Blue.
As a result of the Transactions, the combined company may experience impacts on relationships with customers, suppliers and distributors that may harm the combined company’s business and results of operations. Certain suppliers or distributors may seek to terminate or modify contractual obligations following the Transactions whether or not contractual rights are triggered as a result of the Transactions. There can be no guarantee that customers, suppliers and distributors will remain with or continue to have a relationship with the combined company or do so on contractual terms amenable to us following the Transactions. If any suppliers or distributors seek to terminate or modify contractual obligations or discontinue their relationship with the combined company, then the combined company’s business and results of operations may be harmed.
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
•competitors, including non-integrated payment processors (such as Chase Paymentech, Elavon, Worldpay, Fiserv and Global Payments) and integrated payment providers (such as Adyen, Lightspeed, Shopify, Square and Toast), merchants, governments and/or other industry participants may develop products and services that compete with or replace our value-added products and services, including products and services that enable payment networks and banks to transact with consumers directly;
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
•government intervention, including the effect of laws, tariffs, regulations and government investments in our merchants, may have potential negative effects on our business and our relationships with our merchants or otherwise alter their strategic direction away from our products and services; and
•political tensions resulting in economic instability, such as due to wars in the Middle East and Eastern Europe and the related response, including sanctions or other restrictive actions, by the U.S. and/or other countries.
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
The U.S. experienced historically high levels of inflation from 2021 through 2023. According to the U.S. Department of Labor, the annual inflation rate for the U.S. was 2.9% for the twelve months ended December 31, 2024. While inflation has decreased in 2024, if the inflation rate increases again, it will likely affect our expenses, including, but not limited to, increased employee compensation expenses and costs for supplies. In the event inflation increases, we may seek to increase the sales prices of our products and services in order to maintain satisfactory margins. Any attempts to offset cost increases with price increases may reduce sales, increase customer dissatisfaction, or otherwise harm our reputation. Moreover, to the extent inflation has other adverse effects on the market, it may adversely affect our business, financial condition and results of operations.

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
There are significant risks involved in developing, maintaining and deploying these technologies and there can be no assurance that the usage of such technologies will always enhance our products or services or be beneficial to our business, including our efficiency or profitability. In particular, if these artificial intelligence or machine learning models are incorrectly designed or implemented; trained or reliant on incomplete, inadequate, inaccurate, biased or otherwise poor quality data or on data to which we do not have sufficient rights; and/or are adversely impacted by unforeseen defects, technical challenges, cyber security threats or material performance issues, the performance of our products, services, and business, as well as our reputation and the reputations of our customers, could suffer or we could incur liability through the violation of laws, contracts to which we are a party or civil claims. Any confidential information that we input into a generative artificial intelligence platform could be leaked or disclosed to others, including sensitive information that is used to train the model. Further, our ability to continue to develop or use such technologies may be dependent on access to specific third-party software and infrastructure, such as processing hardware or third-party artificial intelligence models, and we cannot control the availability or pricing of such third-party software and infrastructure, especially in a highly competitive environment. Developing, testing, and deploying these technologies may also increase the cost profile of our products due to the level of investment needed to enable such initiatives.
Because we rely on third-party vendors to provide products and services, we could be adversely impacted if they fail to fulfill their obligations.
We depend on third-party vendors for certain products and services, including components of our computer systems, software, data centers and telecommunications networks, to conduct our business. Any changes in these systems that degrade the functionality of our products and services, impose additional costs or requirements on it, or give preferential treatment to competitors’ services, including their own services, could materially and adversely affect usage of our products and services. For example, in the U.S., EU, and Canada we are dependent on our relationship with a single third-party processor for services such as merchant authorization, processing, risk and chargeback monitoring accounting and clearing and settlement for the transactions we service. There can be no assurance that our backup systems and alternative arrangements would successfully avoid a significant disruption of processing in the event of an unforeseen event with this third-party. In the event our agreement with our third-party processor is terminated, or if upon its expiration we are unable to renew the contract on terms favorable to us, or at all, it may be difficult for us to replace these services, which may adversely affect our operations and profitability.

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
•enforcement action by regulators;
•harm to our business or reputation and brand resulting from negative publicity and loss of trust;
•exposure to fraud losses or other liabilities;
•additional operating and development costs; or
•diversion of management, technical, and other resources.
Acquisitions, dispositions, and other strategic transactions create certain risks and may adversely affect our business, financial condition or results of operations.
We have acquired businesses and may continue to make acquisitions of businesses or assets, dispositions, or enter into other strategic transactions in the future. Strategic transactions, including the acquisition and integration of businesses or assets, involve a number of risks. These risks include valuation (determining a fair price for the business or assets), integration (managing the process of integrating the acquired business’ people, products, technology and other assets to extract the value and synergies projected to be realized in connection with the acquisition), regulation (obtaining regulatory or other government approvals that may be necessary to complete the acquisition and becoming subject to additional or new ongoing regulatory requirements) and due diligence (including identifying risks to the prospects of the business, including undisclosed or unknown liabilities or restrictions to be assumed in the acquisition). Moreover, we may fail to successfully identify appropriate strategic transactions, including acquisition candidates, enter new markets or industries, or integrate any acquisitions consummated in a relatively short amount of time and, as a result, may fail to realize the synergies, cost savings and other benefits expected from such acquisitions. In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets. We are required to test goodwill and any other intangible assets with an indefinite life for possible impairment on an annual basis, or more frequently, when circumstances indicate that impairment may have occurred. We are also required to evaluate amortizable intangible assets and fixed assets for impairment if there are indicators of a possible impairment. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our results of operations based on this impairment assessment process, which could adversely affect our results of operations. See “—Financial risks—Our balance sheet includes significant amounts of goodwill and intangible assets. The impairment of a significant portion of these assets would negatively affect our business, financial condition or results of operations.”
In addition, to the extent we pursue transactions including acquisitions outside of the U.S., these potential transactions often involve additional or increased risks including:
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
The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of our combined businesses and the possible loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with strategic transactions and their integration could adversely affect our business, financial condition or results of operations. See also “Risks Related to the Transactions.”
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

We expect to continue to consider acquisitions, dispositions, investments in joint ventures, partnerships, and other strategic alternatives that may enhance shareholder value. Our Board and management may from time to time be engaged in evaluating potential transactions and other strategic alternatives. In addition, from time to time, we may engage financial advisors, enter into non-disclosure agreements, conduct discussions, and undertake other actions that may result in one or more transactions. Although there would be uncertainty that any of these activities or discussions would result in definitive agreements or the completion of any transaction, we may devote a significant amount of management resources to analyzing and pursuing such a transaction, which could negatively impact operations. In addition, we may incur significant costs in connection with seeking such transactions or other strategic alternatives regardless of whether the transaction is completed. In the event that we consummate an acquisition, disposition, partnership, or other strategic alternative in the future, we cannot be certain that we would fully realize the anticipated benefits of such a transaction and cannot predict the impact that such strategic transaction might have on our operations or stock price. See also “Risks Related to the Transactions.”
Restrictions on Shift4’s dealings with Vectron may delay the implementation of our acquisition strategy and could adversely impact our results of operations.
On June 14, 2024, we acquired a majority stake in Vectron, which is based in Germany and a supplier of POS systems to the restaurant and hospitality verticals. Under German law, we are subject to certain restrictions in our dealings with Vectron. Pursuant to a Domination and/or Profit and Loss Transfer Agreement (“DPLTA”) that we intend to enter into, we are in the process of gaining control of the day-to-day operations of Vectron. These restrictions could delay the implementation of our strategy and may adversely impact our results of operations. There can be no assurance that a DPLTA will be established.
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
Our IT Systems and those of our Associated Third Parties have been, and could be in the future, subject to breaches, and our data protection measures may not prevent unauthorized access. We have previously been the target of malicious third-party attempts to identify and exploit system vulnerabilities, and/or penetrate or bypass our security measures, in order to gain unauthorized access to our networks and systems or those of third parties associated with us, and we expect to be the target of such attempts in the future. For example, we have been the target of frequent phishing and distributed denial-of-service attempts. If these attempts are successful, it could lead to the compromise of Confidential Information. While to date no incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future. Furthermore, while we proactively employ multiple methods at different layers of our IT Systems to defend against intrusion and attack and to protect our Confidential Information, we cannot be certain that these measures will be sufficient to counter all current and emerging technology threats. Increased remote operations create an additional risk of attack while decreasing our ability to monitor. Remote and hybrid working arrangements at our company, and at many of our Associated Third Parties, increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks.

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
Any type of security breach, attack or misuse of Confidential Information, whether experienced by us or an Associated Third Party, could harm our reputation and brand and invite negative publicity, deter existing or prospective merchants from using our services, increase our operating expenses in order to contain and remediate the incident, expose us to unbudgeted or uninsured liability, disrupt our operations (including potential service interruptions), divert management focus away from other priorities, expose us to claims and costly litigation (including class action lawsuits), increase our risk of regulatory scrutiny, result in the imposition of penalties and fines under state, federal and foreign laws or by payment networks and adversely affect our continued payment network registration and financial institution sponsorship. Further, if we were to be removed from networks’ lists of PCI-DSS, compliant service providers, our existing merchants, sales and financial institution partners or other third parties may cease using or referring our services. Also, prospective merchants, sales partners, financial institution partners or other third parties may choose to terminate their relationship with us, or delay or choose not to consider us for their processing needs, and the payment networks on which we rely could refuse to allow us to continue processing through their networks. We may also be required by applicable regulations to report data breaches and major security incidents to our regulators, which may result in regulatory inquiries, investigations or enforcement actions. Any of the foregoing could adversely impact market acceptance of our products and seriously affect our business, financial condition or results of operations.

We collect, process, store, and use data, including personal information, which subjects us to governmental regulation and other legal obligations, particularly related to privacy, data protection and information security, and marketing across different markets where we conduct our business. Our actual or perceived failure to comply with such obligations could harm our business and/or result in reputational harm, loss of customers, material financial penalties and legal liabilities.
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
Moreover, in the U.S., both the federal and various state governments have adopted or are considering, additional laws, guidelines or rules for the collection, distribution, use and storage of information collected from or about consumers or their devices. For example, the CCPA requires specific disclosures to California residents, imposes rules for collecting or using information about California residents, and affords California residents rights with respect to their personal information, including rights to opt out of certain disclosures of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that is expected to increase data breach litigation. The effects of the CCPA and its implementing regulations, and uncertainties about the scope and applicability of exemptions that may apply to our business (including an exemption as to data that is subject to the GLBA), are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply. Additionally, the enactment of the CCPA is prompting a wave of similar legislative developments in other states in the U.S., which creates the potential for a patchwork of overlapping but different state laws. For example, since the CCPA went into effect, comprehensive privacy statutes that share similarities with the CCPA are now in effect and enforceable in numerous states and will soon be enforceable in several other states as well.
In Europe and the UK, we are subject to the EU GDPR and UK GDPR, which comprehensively regulates the use of our personal data, including cross-border transfers of personal data out of the EEA and the UK. In relation to such cross-border transfers of personal data, we expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the European Commission approval of the current EU-US Data Privacy Framework for data transfers to certified entities in the U.S. and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could suffer additional costs, complaints and/or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes; we may have to implement alternative data transfer mechanisms under the GDPR and/or take additional compliance and operational measures; and/or it could otherwise affect the manner in which we provide our services, and could adversely affect our business, operations and financial condition.

We are also subject to evolving laws on cookies, tracking technologies and e-marketing. In the EU and the UK under national laws derived from the ePrivacy Directive, informed consent is required for the placement of a cookie or similar technologies on a user’s device and for direct electronic marketing. The GDPR also imposes conditions on obtaining valid consent for cookies, such as a prohibition on pre-checked consents and a requirement to ensure separate consents are sought for each type of cookie or similar technology. Recent European court and regulator decisions are driving increased attention to cookies and tracking technologies requiring a strict opt-in to all but essential use cases. This trend could lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, divert the attention of our technology personnel, adversely affect our margins, and subject us to additional liabilities, including fines and orders to change our practices as well as civil claims, including class actions, and reputational damage.
Restrictions on the collection, use, sharing or disclosure of personal information or additional requirements and liability for security and data integrity could require us to modify our solutions and features, possibly in a material manner, could limit our ability to develop new services and features and could subject us to increased compliance obligations and regulatory scrutiny. Non-compliance with data protection and privacy requirements may result in regulatory fines (which for certain breaches of the GDPR are up to the greater of €20 million/£17.5 million or 4% of total global annual turnover), regulatory investigations, reputational damage, orders to cease/change our processing of our data, enforcement notices, and/ or assessment notices (for a compulsory audit). Since we are under the supervision of relevant data protection authorities in both the EEA and the UK, we may be fined under both the EU GDPR and UK GDPR for the same breach. We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm.
We are subject to EU and UK financial services laws and regulations. We may also be subject to laws and regulations relating to cryptocurrencies in various jurisdictions where we conduct our business. Such laws and regulations can be complex, are subject to change, and complying with them across various jurisdictions imposes operational, time, and cost constraints on our business. Our actual or perceived failure to comply with such obligations could harm our business and/or result in reputational harm, loss of customers, material financial penalties and legal liabilities.
We conduct regulated payment services business in the EU via our Maltese Financial Institution licensed entity, which is subject to various ongoing Maltese financial services regulatory requirements, including the requirements of the second EU payment services directive (Directive (EU) 2015/2366, also known as “PSD2”) as transposed into Maltese law. These requirements include regulatory capital and liquidity requirements, organizational and governance requirements, conduct of business requirements, requirements relating to safeguarding of customer funds, and regulatory reporting requirements. Our Malta Financial Institution is subject to the ongoing supervision of the Malta Financial Services Authority, which has a broad set of regulatory powers in relation to Maltese licensed Financial Institutions, including powers to conduct routine supervisory exams and inspections, undertake investigations, and take enforcement actions.
We also conduct regulated payment services business in the UK via our UK Authorised Payment Institution, which is subject to various ongoing UK financial services regulatory requirements similar to those described above in relation to our Maltese Financial Institution. Our UK Authorised Payment Institution is subject to the ongoing supervision of the UK Financial Conduct Authority, which had a broad set of regulatory powers in relation to UK Authorised Payment Institutions, similar to those described above in relation to Malta Financial Services Authority.
If we fail to comply with one or more applicable financial services requirements in Malta or the UK, we may be subject to regulatory enforcement action, including potential restriction or withdrawal of our licenses, public censure by the relevant regulator, and/or fines, any of which could harm our business and/or result in reputational harm, loss of customers, material financial penalties or legal liabilities.
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
In addition, financial and third-party risks related to our cryptocurrency offerings, such as inappropriate access to or theft or destruction of cryptocurrency assets held by our custodian, insufficient insurance coverage by the custodian to reimburse us for all such losses, the custodian’s failure to maintain effective controls over the custody and settlement services provided to us, the custodian’s inability to purchase or liquidate cryptocurrency holdings, and defaults on financial or performance obligations by counterparty financial institutions, could materially and adversely affect our financial performance and significantly harm our business.
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
Our products and services are based on sophisticated IT Systems that are constantly evolving. We often encounter delays and cost overruns in developing changes implemented to our systems. In addition, the underlying software may contain undetected errors, viruses, misconfigurations, “bugs”, defects, or other vulnerabilities. Defects in our software products and errors or delays in our processing of electronic transactions could result in additional development costs, diversion of technical and other resources from our other development efforts, loss of credibility with current or potential merchants, harm to our reputation and brand and/or exposure to liability claims. In addition, we rely on technologies supplied to us by third parties that may also contain undetected errors, viruses or defects that could adversely affect our business, financial condition or results of operations. Although we attempt to limit our potential liability for warranty claims through disclaimers in our software documentation and limitation of liability provisions in our licenses and other agreements with our merchants and software partners, we cannot assure that these measures will be successful in limiting our liability. Additionally, we and our merchants and software partners are subject to payment network rules. If we do not comply with payment network requirements or standards, we may be subject to fines or sanctions, including suspension or termination of our registrations and licenses necessary to conduct business. We may also be required by applicable regulations to report data breaches and major security incidents to our regulators, which may result in regulatory inquiries, investigations or enforcement actions. We have experienced high growth rates in payment transaction volumes over the past years and expect growth to continue in the coming years; however, despite the implementation of architectural changes to safeguard sufficient future processing capacity on our payments platform, in the future the payments platform could potentially reach the limits of the number of transactions it is able to process, resulting in longer processing time or even downtime. Our efforts to safeguard sufficient future processing capacity are time-consuming, involve significant technical risk and may divert our resources from new features and products, and there can be no guarantee that these efforts will succeed. Furthermore, any efforts to further scale the platform or increase its complexity to handle a larger number or more complicated transactions could result in performance issues, including downtime. A failure to adequately scale our payments platform could therefore materially and adversely affect our business, financial condition or results of operations.

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
Furthermore, we may continue to expand into new geographical markets, including foreign countries, in which we do not currently have operating experience. We cannot guarantee that we will be able to successfully continue such expansion efforts due to our lack of experience in such markets and the multitude of risks associated with global operations, or that we will be able to obtain appropriate regulatory approval.
As we expand into new markets, we are subject to additional risks associated with our international operations, including compliance with and changes in foreign regulations and governmental policies.
We have begun offering merchant acquiring and processing services in geographies outside of the U.S., including Canada, the European Union and United Kingdom, where we are directly subject to financial regulatory requirements. We may become subject to additional Canadian, European Union and United Kingdom financial regulatory requirements and we could become subject to risks associated with the ongoing uncertainty surrounding the future relationship between the United Kingdom and the European Union (including any resulting economic downturn) following the United Kingdom’s exit from the European Union (“Brexit”). We are subject to risks associated with operations in international markets, including changes in foreign governmental policies and requirements applicable to our business, including the presence of more established competitors and our lack of experience in such non-U.S. markets. In addition, any current or future partners in non-U.S. jurisdictions, may also be acquired, reorganized or otherwise disposed of in the event of further market turmoil or losses in their loan portfolio that result in such financial institutions becoming less than adequately capitalized. Our revenue derived from these and other non-U.S. operations is, and will be, subject to additional risks, including those resulting from social and geopolitical instability and unfavorable political or diplomatic developments, all of which could adversely affect our business, financial condition or results of operations.
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
We rely on our sponsor bank to provide sponsorship to card and other payment networks and treasury services in the U.S. and Canada. If our sponsor bank stops providing sponsorship and treasury services, we would need to find one or more other financial institutions to provide those services. If we are unable to find a replacement institution, we may no longer be able to provide processing services to certain merchants, which could adversely affect our business, financial condition or results of operations. In the event of a chargeback, merchant bankruptcy or other failure to fund, or other intervening failure in the payment network system, we may be unable to recoup certain payments, which could adversely affect our business, financial condition or results of operations.
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
Our business could be adversely affected by the outbreak of an epidemic or pandemic, including arising from COVID-19, RSV or various strains of avian flu or swine flu, such as H1N1, particularly if located in the U.S. The occurrence of such an outbreak, a combination of outbreaks at the same time, or other adverse public health developments could materially disrupt our business and operations. Such events could also significantly impact our industry and cause a temporary closure of our merchants’ businesses, which could have a material adverse effect on our business, financial condition and results of operations.
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

Our ability to recruit, retain and develop qualified personnel in compliance with applicable federal and other laws and regulations is critical to our success and growth.
All of our businesses function at the intersection of rapidly changing technological, social, economic and regulatory environments that require a wide range of expertise and intellectual capital. For us to successfully compete and grow, we must recruit, retain and develop personnel who can provide the necessary expertise across a broad spectrum of intellectual capital needs. The market for qualified personnel is competitive and we may not succeed in recruiting additional personnel or may fail to effectively replace current personnel who depart with qualified or effective successors. Our effort to retain and develop personnel may also result in significant additional expenses, which could adversely affect our profitability, and may not have the desired effect. For example, there has been increasing scrutiny on diversity, equity, and inclusion initiatives and activism by groups, both those seeking to promote and constrain such initiatives, which may adversely impact our brand, reputation, financial condition and ability to attract and retain employees. Labor is subject to external factors that are beyond our control, including our industry’s highly competitive market for skilled workers and leaders, inflation, workforce participation rates, and other macroeconomic uncertainties.
In addition, we must develop, maintain and, as necessary, implement appropriate succession plans to assure we have the necessary human resources, including senior leadership, capable of maintaining continuity in our business. For instance, we have been highly dependent on the expertise of our Founder and Chief Executive Officer, Jared Isaacman. In December 2024, President Donald Trump nominated Mr. Isaacman to be the next administrator of NASA. Mr. Isaacman has announced his intention to remain as the Company’s Chief Executive Officer and Chairman of the Board subject to the ratification and confirmation of his nomination by the U.S. Senate, and to retain the majority of his equity interest while reducing his voting power. As a result, Mr. Isaacman intends to continue to serve as the Chief Executive Officer and Chairman of the Board during the confirmation process. We continually strive to foster the professional development of management and team members. As a result, we have developed what we believe to be a very experienced and strong group of leaders, with their performance subject to ongoing monitoring and evaluation, as potential successors to our senior management, including our Chief Executive Officer. If our succession planning efforts, including for the role of Chief Executive Officer, are not effective, it could adversely impact our business. In addition, from time to time, there may be other changes in our management team that may be disruptive to our business. If our senior leadership and management team, including any new hires that we make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business could be harmed. We cannot assure that key personnel, including our members of our senior leadership, will continue to be employed or that we will be able to attract and retain qualified personnel in the future. Failure to recruit, retain or develop members of our senior leadership and other qualified personnel could adversely affect our business, financial condition or results of operations.
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
In addition, as part of the payment processing process, our consumers’ credit, debit, and payment card or other payment method information is transmitted to our third-party payment processors. We may also be subject to lawsuits or other proceedings for purportedly fraudulent or unauthorized transactions, including lawsuits and other proceedings arising out of the actual or alleged theft of our consumers’ credit, debit or payment card information if the security of our third-party card payment processors is breached. We rely upon third-party service providers to provide payment transaction processing services. Our utilization of such payment processing services may be impacted by factors outside of our control, including disruptions in the payment processing industry generally. If these service providers do not perform adequately or experience a data security incident or fail to comply with applicable laws, rules and industry standards, if our relationships with these service providers were to change or terminate (or if they become unwilling or unable to provide services to us), it could disrupt our business and negatively affect our ability to provide services to clients. This could decrease revenue, increase costs, lead to potential legal liability, and negatively impact our brand and business. In addition, if these providers increase the fees they charge us, our operating expenses could increase.
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
Additionally, various sources of supply-chain risk, including strikes or shutdowns at delivery ports or loss of or damage to our products while they are in transit or storage, intellectual property theft, losses due to tampering, issues with quality or sourcing control, failure by our suppliers to comply with applicable laws and regulation, potential tariffs or other trade restrictions, or other similar problems could limit or delay the supply of our products or harm our reputation. During his presidential campaign, President Trump expressed various intentions to impose tariffs on goods shipped from China or other countries to the U.S., including on goods shipped from China. If the new administration implements these tariffs or other tariffs, it would likely increase the cost of our products and negatively impact our operating results. In the event of a shortage or supply interruption from suppliers of these components, we may not be able to develop alternate sources quickly, cost-effectively, or at all. Any interruption or delay in manufacturing or component supply, any increases in component costs, or the inability to obtain these parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would harm our ability to provide our products to sellers on a timely basis. This could harm our relationships with our sellers, prevent us from acquiring new sellers, and materially and adversely affect our business.
Financial risks
Our balance sheet includes significant amounts of goodwill and intangible assets. The impairment of a significant portion of these assets would negatively affect our business, financial condition or results of operations.
As a result of our prior acquisitions, a significant portion of our total assets consists of intangible assets (including goodwill). Goodwill and intangible assets, net of amortization, together accounted for approximately 47% and 56% of the total assets on our balance sheet as of December 31, 2024 and 2023, respectively. To the extent we engage in additional acquisitions we may recognize additional intangible assets and goodwill. We evaluate goodwill for impairment annually at October 1 and whenever events or circumstances make it more likely than not that impairment may have occurred. Under current accounting rules, any determination that impairment has occurred would require us to record an impairment charge, which would adversely affect our earnings. An impairment of a significant portion of goodwill or intangible assets could adversely affect our business, financial condition or results of operations.
Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our debt obligations.
We have substantial indebtedness. As of December 31, 2024, we had $2,872.5 million total principal amount of debt outstanding, including $1,100.0 million of 6.750% Senior Notes due 2032 (“2032 Senior Notes”), $690.0 million of 0.00% Convertible Senior Notes due 2025 (“2025 Convertible Notes”), $632.5 million of 0.50% Convertible Senior Notes due 2027 (“2027 Convertible Notes”) and $450.0 million of 4.625% Senior Notes due 2026 (“2026 Senior Notes” and together with the 2032 Senior Notes, 2025 Convertible Notes and 2027 Convertible Notes, the “Notes”). Our substantial indebtedness could have adverse consequences, including:
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
Our Revolving Credit Facility provides the ability to borrow at rates based on the Secured Overnight Financing Rate (“SOFR”). The Revolving Credit Facility had remaining capacity of $450.0 million as of December 31, 2024.
Our $2,872.5 million of principal debt outstanding at December 31, 2024 is at a fixed rate of interest and is not subject to interest rate hedges. Developments in our business and operations could lead to a ratings downgrade for us or our subsidiaries. Any such fluctuation in the financial and credit markets, or in the rating of us or our subsidiaries, may impact our ability to access debt markets in the future or increase our cost of current or future debt, which could adversely affect our business, financial condition or results of operations.
Restrictions imposed by the agreements governing our Notes and our Revolving Credit Facility may materially limit our ability to operate our business and finance our future operations or capital needs.
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

While our foreign exchange and international operating risks have historically been negligible, we have recently begun offering merchant acquiring and processing services in geographies outside of the U.S., including Canada, the European Union and United Kingdom, and we may increasingly be subject to said risks as we continue to pursue our international expansion efforts. In addition, our financial services operations in Malta and the European Union expose us to said risks. We may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of hedging agreements. We do not currently enter into such hedging agreements, which means our business, financial condition, and operating results may be impacted by fluctuations in the exchange rates of the currencies in which we do business. In the future, as our international operations increase, or more of our revenue agreements or operating expenses are denominated in currencies other than the U.S. dollar, these impacts may become material. To the extent that we hedge our foreign currency exchange rate exposure, we forgo the benefits we would otherwise experience if foreign currency exchange rates changed in our favor. No strategy can completely insulate us from risks associated with such fluctuations and our currency exchange rate risk management activities could expose us to substantial losses if such rates move materially differently from our expectations.
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

Legal and regulatory risks
Failure to comply with the FCPA, anti-money laundering, economic and trade sanctions regulations, and similar laws could subject us to penalties and other adverse consequences.
We operate our business in foreign countries where companies often engage in business practices that are prohibited by U.S. and other regulations applicable to us. We are subject to anti-corruption laws and regulations, including the FCPA and other laws that prohibit bribery for the purpose of obtaining or retaining business. We have implemented policies, procedures, systems, and controls designed to promote compliance with such laws and regulations; however, there can be no assurance that all of our employees, consultants and agents, including those that may be based in or from countries where practices that violate U.S. or other laws may be customary, will not take actions in violation of our policies, for which we may be ultimately responsible.
We are also contractually required to comply with anti-money laundering laws and regulations, including the Bank Secrecy Act, as amended by the BSA. Among other things, the BSA requires the development and implementation of risk-based anti-money laundering programs, reporting large cash transactions and suspicious activity, and maintaining transaction records. In addition, our Maltese Financial Institution is directly subject to EU anti-money laundering regulation as transposed into Maltese law, which imposes similar regulatory requirements relating to anti-money laundering as those imposed by the BSA, and confidentiality obligations emanating from the Professional Secrecy Act, Chapter 377 of the laws of Malta. Our UK Authorised Payment Institution is also directly subject to the UK Proceeds of Crime Act of 2002 and the UK Money Laundering, Terrorist Financing and Transfer of Funds (Information on the Payer) Regulations 2017.
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
Failure to comply with, or changes in, laws, regulations, executive orders and enforcement activities may adversely affect the products, services and markets in which we operate.
From time to time, we have been and may continue to be subject to claims, individual and class action lawsuits, arbitration proceedings, government and regulatory investigations, inquiries, actions or requests, and other proceedings that have alleged or could in the future allege violations of laws, rules, and regulations with respect to intellectual property, privacy, data protection, information security, consumer protection, fraud, accessibility, securities and reporting requirements, tax, labor and employment, commercial disputes, services, charitable fundraising, contract disputes, escheatment of unclaimed or abandoned property, product liability and other matters. Moreover, we, our merchants and certain third-party partners are subject to laws, regulations and industry standards that affect the electronic payments industry in the many countries in which our services are used. Moreover, such laws, regulations and standards may be conflicting across jurisdictions in which we operate and it may be complex, costly, or infeasible to comply with such laws, regulations and standards. In particular, certain merchants and software partners and our sponsor bank are subject to numerous laws and regulations applicable to banks, financial institutions, and card issuers in the U.S. and abroad, and, consequently, we are at times affected by these foreign, federal, state, and local laws and regulations.
There may be changes to the laws, regulation and standards that affect our operations in substantial and unpredictable ways at the federal and state level in the U.S. and in other countries in which our services are used. New and changing laws, regulations, executive orders, and standards, including interpretation and enforcement of such laws, regulations, executive orders, and standards could increase the cost of doing business or otherwise change how or where we want to do business. In addition, changes to laws, regulations, executive orders, and standards could affect our merchants and software partners and could result in material effects on the way we operate or the cost to operate our business.

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
We are also subject to U.S., EU and UK financial services regulations, a myriad of consumer protection laws, economic sanctions, laws and regulations, anticorruption laws, escheat regulations and privacy and information security regulations. Changes to legal rules and regulations, or interpretation or enforcement of them, could have a negative financial effect on us. Any lack of legal certainty exposes our operations to increased risks, including increased difficulty in enforcing our agreements in those jurisdictions and increased risks of adverse actions by local government authorities, such as expropriations. In addition, certain of our alliance partners are subject to regulation by federal and state authorities and, as a result, could pass through some of those compliance obligations to us, which could adversely affect our business, financial condition or results of operations.
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
Separately, under the Dodd-Frank Act, debit interchange fees that a card issuer receives and which are established by a payment network for an electronic debit transaction are regulated by the Board of Governors of the Federal Reserve System (“Federal Reserve”), and must be “reasonable and proportional” to the cost incurred by the card issuer in authorizing, clearing, and settling the transaction. While subject to new proposed rulemaking issued by the Federal Reserve in late 2023, the Federal Reserve has capped debit interchange rates for card issuers operating in the U.S. with assets of $10 billion or more at the sum of $0.21 per transaction and an ad valorem component of 5 basis points to reflect a portion of the card issuer’s fraud losses plus, for qualifying card issuers, an additional $0.01 per transaction in debit interchange for fraud prevention costs. On November 14, 2023, the Federal Reserve issued a notice of proposed rulemaking, pursuant to which the Federal Reserve proposes to update certain interchange rates for card issuers operating in the U.S. with assets of $10 billion or more. Under the proposed rule, the base component would decrease from $0.21 per transaction to $0.144 per transaction, the ad valorem component would decrease from 5 basis points (multiplied by the value of the transaction) to 4 basis points (multiplied by the value of the transaction), and the additional fraud-prevention cost would increase from $0.01 per transaction to $0.013 per transaction. Following the release of the proposed rule, the Federal Reserve has received extensive industry and stakeholder feedback and the eventual outcome of the proposed rulemaking is unclear. Regulations such as these could result in the need for us to make capital investments to modify our services to facilitate our existing merchants’ and potential merchants’ compliance and reduce the fees we are able to charge our merchants. These regulations also could result in greater pricing transparency and increased price-based competition leading to lower margins and higher rates of merchant attrition. Furthermore, the requirements of the regulations could result in changes in our merchants’ business practices, which could change the demand for our services and alter the type or volume of transactions that we process on behalf of our merchants.

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
We are a holding company and at December 31, 2024 have no material assets other than our ownership of LLC Interests, cash of $52.0 million and the aggregate principal amount of $690.0 million of 2025 Convertible Notes and $632.5 million of 2027 Convertible Notes that are held by Shift4 Payments, Inc. directly. As of December 31, 2024, we owned 77.8% of the economic interest in Shift4 Payments, LLC. As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes and operating expenses or declare and pay dividends in the future, if any, are dependent upon the financial results and cash flows of Shift4 Payments, LLC and distributions we receive from Shift4 Payments, LLC. There can be no assurance that our subsidiaries will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants in our debt instruments, will permit such distributions. Although Shift4 Payments, LLC is not currently subject to any debt instruments or other agreements that would restrict its ability to make distributions to Shift4 Payments, Inc., the terms of our Credit Facilities and other outstanding indebtedness restrict the ability of our subsidiaries to pay dividends to Shift4 Payments, LLC.
Shift4 Payments, LLC reports as a partnership for U.S. federal income tax purposes and, as such, generally is not subject to any entity-level U.S. federal income tax. Instead, any taxable income of Shift4 Payments, LLC is allocated to holders of LLC Interests, including us. Accordingly, we incur income taxes on our allocable share of any net taxable income of Shift4 Payments, LLC. Shift4 Payments, LLC is obligated to make tax distributions to holders of LLC Interests, including us. In addition to tax expenses, we also incur expenses related to our operations, including payments under the TRA, which we expect will be significant. We intend, as its managing member, to cause Shift4 Payments, LLC to make cash distributions to the owners of LLC Interests in an amount sufficient to (1) fund all or part of their tax obligations in respect of taxable income allocated to them and (2) cover our operating expenses, including payments under the TRA. However, Shift4 Payments, LLC’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which Shift4 Payments, LLC is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering Shift4 Payments, LLC insolvent. If we do not have sufficient funds to pay tax or other liabilities or to fund our operations (including as a result of an acceleration of our obligations under the TRA), we may have to borrow funds, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent that we are unable to make timely payments under the TRA for any reason, such payments generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach of a material obligation under the TRA and therefore accelerate payments due under the TRA. In addition, if Shift4 Payments, LLC does not have sufficient funds to make distributions, our ability to declare and pay cash dividends will also be restricted or impaired. See “—Risks related to the ownership of our Class A common stock.”
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
Under the TRA, we are required to make cash payments to the Continuing Equity Owners and the Blocker Shareholders equal to 85% of the tax benefits, if any, that we actually realize, or in certain circumstances are deemed to realize, as a result of (1) the increases in our share of the tax basis of assets of Shift4 Payments, LLC resulting from any redemptions of LLC Interests from the Continuing Equity Owners, (2) our utilization of certain tax attributes of the Blocker Companies and certain Continuing Equity Owners and (3) certain other tax benefits related to us making payments under the TRA. The payment obligations under the TRA are obligations of Shift4 Payments, Inc. and we expect that the amount of the cash payments that we are required to make under the TRA will be significant. Any payments made by us to the Continuing Equity Owners and the Blocker Shareholders under the TRA will not be available for reinvestment in our business and will generally reduce the amount of overall cash flow that might have otherwise been available to us. The payments under the TRA are not conditioned upon continued ownership of us by the exchanging Continuing Equity Owners. Furthermore, our future obligation to make payments under the TRA could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are the subject of the TRA. The actual increase in tax basis, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, including the timing of redemptions by the Continuing Equity Owners, the price of shares of our Class A common stock at the time of the exchange, the extent to which such exchanges are taxable, the amount of gain recognized by such holders of LLC Interests, the amount and timing of the taxable income allocated to us or otherwise generated by us in the future, the portion of our payments under the TRA constituting imputed interest and the federal and state tax rates then applicable. As of December 31, 2024, the TRA liability amounted to $365.5 million.
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
If we redeem or repurchase shares of our stock in the future, we could be subject to excise tax.
The Inflation Reduction Act of 2022 imposed a 1% excise tax on the fair market value of stock redeemed or repurchased by publicly traded corporations, subject to certain exceptions (including an exception that allows netting the amount of stock redemptions or repurchases against certain new issuances of stock). If we redeem or repurchase shares of our stock in the future, we could be subject to this excise tax, unless we qualify for any of the exceptions that are provided in the Inflation Reduction Act or in future laws, regulations or rules. Any such excise tax would be our liability and could increase the amount of tax that we are required to pay.

Our ability to use our net operating losses (“NOLs”) to offset future taxable income may be subject to certain limitations.
In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-ownership change NOLs to offset future taxable income. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders (or groups of stockholders) who own at least 5% of a corporation's stock increases by more than 50 percentage points over their lowest ownership percentage within a specified testing period. Similar rules may apply under state tax laws. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if there is a future change in our stock ownership (which may be outside of our control) that results in an ownership change, our ability to utilize NOLs could be further limited by Section 382 of the Code. U.S. federal NOLs generated in taxable years beginning on or before December 31, 2017 (“pre-2017 NOLs”) are subject to expiration while U.S. federal and certain state NOLs generated in taxable years beginning after December 31, 2017 (“post-2017 NOLs”) are not subject to expiration. Additionally, for taxable years beginning after December 31, 2020, the deductibility of federal post-2017 NOLs is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL for such post-2017 NOLs. For these and other reasons, we may not be able to realize a tax benefit from the use of our NOLs.
Risks related to the ownership of our Class A common stock
Our Founder has significant influence over us, including control over decisions that require the approval of stockholders, including a change in control.
As of December 31, 2024, Jared Isaacman, our Founder and Chief Executive Officer, controlled, in the aggregate, approximately 76.1% of the voting power represented by all our outstanding classes of stock. Our Class B common stock and Class C common stock each have ten votes per share, and our Class A common stock has one vote per share. Our Founder holds all of the issued and outstanding shares of our Class B common stock and Class C common stock and therefore is able to significantly influence matters submitted to our stockholders for approval, including the election and removal of directors, the size of our Board, amendments of our organizational documents, any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. This concentrated control may have the effect of delaying, preventing or deterring a change in control of our company, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of our company and might ultimately affect the market price of our Class A common stock. Future transfers by the holders of Class B common stock and Class C common stock will generally result in those shares converting into shares of Class A common stock, subject to limited exceptions.
In December 2024, President Donald Trump nominated Mr. Isaacman to be the next NASA administrator. Mr. Isaacman has announced his intention to remain as the Company’s Chief Executive Officer and Chairman of the Board, subject to the ratification and confirmation of his nomination by the U.S. Senate, and to retain the majority of his equity interest while reducing his voting power. See “—Business risks—Our ability to recruit, retain and develop qualified personnel is critical to our success and growth.”
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

In December 2024, President Donald Trump nominated Mr. Isaacman to be the next NASA administrator. Mr. Isaacman has announced his intention to remain as the Company’s Chief Executive Officer and Chairman of the Board, subject to the ratification and confirmation of his nomination by the U.S. Senate, and to retain the major of his equity interest while reducing his voting power. See “—Business risks—Our ability to recruit, retain and develop qualified personnel is critical to our success and growth” and “—Risks related to the ownership of our Class A common stock—Our Founder has significant influence over us, including control over decisions that require the approval of stockholders, including a change in control.”

If we cease to qualify as a controlled company, we will be entitled to phase-in the requirements for a majority independent board and independent nominating and compensation committees on the same schedule as a company listing in conjunction with an initial public offering, except the applicable compliance dates will run from the date of our status changes as a controlled company. Specifically, we will be required to satisfy the majority independent board requirement within one year and fully independent committees within one year.
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
Furthermore, Rook has entered into margin loan agreements pursuant to which, in addition to other collateral, it has pledged LLC Interests and shares of the Company’s Class A and Class B common stock (collectively, “Rook Units”) to secure a margin loan. If Rook were to default on its obligations under the margin loan and fail to cure such default, the lender would have the right to exchange and sell up to 15,000,000 Rook Units to satisfy Rook’s obligation. While the number of units are currently valued in excess of the margin loan, such an event could cause our stock price to decline.
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
The increasing focus on sustainability and environmental, social and governance practices (“ESG”) could increase our costs, harm our reputation and adversely impact our financial results.
There has been increasing public focus by investors, customers, regulators, legislators, the media and other stakeholders on a variety of sustainability and ESG matters, including diversity initiatives. We experience pressure to make commitments relating to sustainability and ESG matters that affect us, including the design and implementation of specific risk mitigation strategic initiatives relating to ESG. If we are not effective in addressing such matters affecting our business, or setting and meeting relevant sustainability goals, our reputation and financial results may suffer. In addition, this emphasis on sustainability and ESG matters has resulted and may result in the adoption of new laws and regulations, including new reporting requirements. If we fail to comply with new laws, regulations or reporting requirements, our reputation and business could be adversely impacted, and we could be subject to significant fines and penalties, including risk of litigation and investigation. Any harm to our reputation could further negatively impact employee engagement and retention, the willingness of customers to do business with us, and investment decisions. We may experience increased costs in order to execute upon our sustainability and ESG goals and measure achievement of those goals, which could have an adverse impact on our business and financial condition.

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
In April 2023, short seller Blue Orca Capital issued a short report on us, resulting in a decrease in the price of our Class A common stock on the day the short report was issued. Subsequently, numerous lawsuits were filed against us, which the court dismissed with prejudice.
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
The impact of war, including in Europe and the Middle East, on the global economy, energy supplies and raw materials is uncertain, but may prove to negatively impact our business and operations.
The short and long-term implications of war, including in Europe and the Middle East, are difficult to predict at this time. We continue to monitor any adverse impact that the outbreak of the wars and the subsequent institution of sanctions may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and other third parties with which we conduct business. For example, prolonged conflicts in Europe or the Middle East may result in increased inflation, escalating energy prices and constrained availability, and thus increasing costs, of raw materials. We will continue to monitor this fluid situation and develop contingency plans as necessary to address any disruptions to our business operations as they develop.
The Israel Defense Force (the “IDF”), the national military of Israel, is a conscripted military service, subject to certain exceptions. We conduct certain operations in Israel, where approximately 5% of our employees reside. A number of our employees are subject to military service in the IDF and have been, or may be, called to serve. It is possible that there will be further military reserve duty call-ups in the future, which may affect our business due to a shortage of skilled labor and loss of institutional knowledge, and necessary mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, for example, may have unintended negative effects and adversely impact our results of operations, liquidity or cash flows.
To the extent the wars in Europe or the Middle East may adversely affect our business as discussed above, it may also have the effect of heightening many of the other risks described herein. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation; disruptions to our global technology infrastructure, including through cyberattack, ransom attack, or cyber-intrusion; adverse changes in international trade policies and relations; disruptions in global supply chains; and constraints, volatility, or disruption in the capital markets, any of which could negatively affect our business and financial condition.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program designed to protect the confidentiality, integrity, and availability of our internal and customer facing IT Systems and Confidential Information.
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
Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas. As part of our enterprise risk assessment function, which is led by our General Counsel and Vice President of Internal Audit, we have implemented processes designed to assess, identify and manage the material risks facing the Company, including from cybersecurity risks. As part of this process, our IT organization assesses cybersecurity risk and evaluates our policies, procedures, skill sets and tools, with the aim to identify and address, as appropriate, areas of vulnerability. Our internal audit team performs testing to assess whether our program is appropriately designed and operating as intended.
Key elements of our cybersecurity risk management program include, but are not limited to the following:
•risk assessments designed to help identify material cybersecurity risks to our IT Systems and Confidential Information;
•a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
•designing products and services with cybersecurity in mind;
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
Our management team, including the VP of Enterprise Security & Compliance and Director of Enterprise Security & Compliance, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises our internal cybersecurity personnel. Our management team’s collective experience includes a diverse background in fintech and other industries, with decades of experience in various aspects of cybersecurity.

Our management team stays informed about and monitors efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment. In addition, our VP of Enterprise Security & Compliance and Director of Enterprise Security & Compliance brings extensive expertise in risk assessment and management, regulatory compliance (including PCI DSS, GDPR, and the Sarbanes-Oxley Act), incident response, data protection and privacy, security monitoring and threat intelligence, and the implementation of advanced security technologies.
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
Holders
As of February 12, 2025, there were 213 holders of record of our Class A common stock, four holders of record of our Class B common stock and three holders of record of our Class C common stock. Because many of our shares of Class A common stock are held by brokers and institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these record holders.
Recent Sales of Unregistered Securities
There were no unregistered equity securities sold from January 1, 2024 to December 31, 2024.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1, 2024 through October 31, 2024	—	—	—	$464.1
November 1, 2024 through November 30, 2024	8,800	$113.16	8,800	463.1
December 1, 2024 through December 31, 2024	1,067,800	102.06	1,067,800	354.1
Total	1,076,600
(a)     In, May 2024, our Board authorized a stock repurchase program (the “May 2024 Program”), pursuant to which we were authorized to repurchase up to $500.0 million of shares of our Class A common stock through December 31, 2025.
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
Stock Performance Graph
The following graph and table compare the total shareholder return from June 5, 2020, the date on which our Class A common shares commenced trading on the New York Stock Exchange, NYSE, through December 31, 2024 of (i) our Class A common shares, (ii) the Standard and Poor’s 500 Stock Index (“S&P 500 Index”), and (iii) the Standard and Poor’s 500 Information Technology Index (“S&P Information Technology”). The stock performance graph and table assume an initial investment of $100 on June 5, 2020.

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

Comparison of Cumulative Total Return since IPO

$500
$450
$400
$350
$300
$250
$200
$150
$100
$100.00
$327.83
$251.87
$243.17
$323.22
$451.22
6/4/2020
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
Shift Payments, Inc
S&P 500 Index
S&P Information Technology

	June 4, 2020	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024
Shift4 Payments, Inc.	$100.00	$327.83	$251.87	$243.17	$323.22	$451.22
S&P 500 Index	$100.00	$120.68	$153.14	$123.36	$153.26	$188.98
S&P Information Technology	$100.00	$132.09	$176.15	$125.23	$195.85	$265.74
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
A discussion regarding our financial condition and results of operation for the year ended December 31, 2024 compared to the year ended December 31, 2023 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022 is included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024.
Overview
At Shift4, our mission is to boldly redefine commerce by simplifying complex payments ecosystems across the world.
We are a leading independent provider of software and payment processing solutions in the U.S. based on total volume of payments processed. We power billions of transactions annually for hundreds of thousands of businesses in virtually every industry. We achieved our leadership position through decades of solving business and operational challenges facing our customers’ overall commerce needs. Our merchants range in size from small owner-operated local businesses to multinational enterprises conducting commerce globally.
Recent Developments
Chief Executive Officer Succession Planning
In December 2024, President Donald Trump nominated Jared Isaacman, our Founder, Chief Executive Officer and Chairman of the Board, to be the next administrator of NASA. Mr. Isaacman has announced his intention to remain as the Company’s Chief Executive Officer and Chairman of the Board subject to the ratification and confirmation by the U.S. Senate, and to retain the majority of his equity interest while reducing his voting power. As a result, Mr. Isaacman intends to continue to serve as the Chief Executive Officer and Chairman of the Board during the confirmation process. As part of planned succession planning, Taylor Lauber, our President, is expected to succeed Mr. Isaacman as our Chief Executive Officer upon Mr. Isaacman’s confirmation by the U.S. Senate.
As previously disclosed, our Board periodically reviews the Company’s leadership structure and may make such changes in the future as it deems appropriate. The Board recognizes that one of its key responsibilities is to evaluate and determine its optimal leadership structure to provide robust oversight of management and to determine whether it continues to best serve the Company and its stockholders. The nominating and corporate governance committee of our Board is responsible for overseeing the Company’s succession plan for the Chief Executive Officer and other executive officer roles. We continually strive to foster the professional development of management and team members. As a result, we have developed what we believe to be a very experienced and strong group of leaders, with their performance subject to ongoing monitoring and evaluation, as potential successors to our senior management.
Pending Acquisitions
On February 16, 2025, we entered into a Transaction Agreement (the “Transaction Agreement”) with Global Blue Group Holding AG, a stock corporation incorporated under the laws of Switzerland (“Global Blue”). Capitalized terms used but not defined herein shall have the meaning ascribed to such terms in the Transaction Agreement.

Pursuant to the Transaction Agreement, and upon the terms and subject to the conditions set forth therein, we have agreed to file with the commercial register of the Canton of Zurich the documentation for the formation of a new wholly-owned Swiss limited liability company (“Merger Sub”), and following such registration of Merger Sub, cause Merger Sub to commence as promptly as reasonably practicable (but in no event later than 25 business days following the date of the Transaction Agreement), a tender offer (the “Offer”) to acquire all of the outstanding (i) registered ordinary shares, nominal value of CHF 0.01 per share, of Global Blue (the “Global Blue Common Shares”), at a price per share equal to $7.50 (the “Common Shares Consideration”), (ii) registered series A convertible preferred shares, nominal value of CHF 0.01 per share, of Global Blue (the “Global Blue Series A Shares”), at a price per share equal to $10.00, (iii) registered series B convertible preferred shares, nominal value of CHF 0.01 per share, of Global Blue (the “Global Blue Series B Shares”, and together with the Global Blue Common Shares and the GB Series A Shares, the “Global Blue Shares”), at a price per share equal to $11.81.
Pursuant to the Transaction Agreement, Merger Sub’s obligation (and our obligation to cause Merger Sub) to accept for payment (such time of acceptance, the “Acceptance Time”) and pay for any Global Blue Shares tendered pursuant to the Offer is subject to customary conditions, including that, prior to the expiration of the Offer: (i) there be validly tendered and not properly withdrawn a number of Global Blue Shares that, together with any Global Blue Shares directly or indirectly owned by us or Merger Sub, would represent at least 90% of all the Global Blue Shares outstanding at the Acceptance Time (excluding any Global Blue Shares held by Global Blue) (the “Minimum Condition”); (ii) no governmental entity of competent jurisdiction in certain applicable jurisdictions shall have enacted or promulgated any law or order (whether temporary, preliminary or permanent) to prohibit, restrain, enjoin or make illegal the consummation of the Offer that remains in effect; (iii) certain required regulatory approvals shall have been obtained, received or deemed to have been received or in the case of any applicable waiting period, such waiting period shall have terminated or expired, in each case, either unconditionally or subject only to conditions the satisfaction of which would not have a Burdensome Effect (as defined in the Transaction Agreement); (iv) the Transaction Agreement shall not have been terminated; (v) Global Blue shall have obtained a written confirmation of the Swiss Federal Tax Administration confirming that the transaction structure does not result in Swiss withholding tax being triggered or imposed on Global Blue or Merger Sub as a result of or in connection with the Merger (as defined below) pursuant to the liquidation by proxy doctrine (stellvertretende Liquidation); and (vi) certain other customary conditions set forth in the Transaction Agreement, including on Annex C of the Transaction Agreement.
Following the completion of the Offer and provided that at such time we directly or indirectly have acquired or control at least 90% of the then outstanding Global Blue Shares (excluding Global Blue Shares held by Global Blue), we and Global Blue intend that, in accordance with the laws of Switzerland, and a merger agreement (the “Merger Agreement”) to be entered into between Merger Sub and Global Blue following the Acceptance Time, Merger Sub and Global Blue will consummate a statutory squeeze-out merger pursuant to which Global Blue will be merged with and into Merger Sub in accordance with Article 8 (2) of the Swiss Merger Act, and Merger Sub will continue as the surviving entity (the “Merger”). At the effective time of the Merger, each Global Blue Share (other than Global Blue Shares owned by us or Merger Sub) that is not validly tendered and accepted pursuant to the Offer after the Acceptance Time will thereupon be cancelled by operation of law as of the deletion of Global Blue from the commercial register in accordance with Article 21 (3) of the Swiss Merger Act and converted into the right to receive the Merger Consideration, and each Global Blue Share owned by us or Merger Sub will thereupon be deemed cancelled without any conversion thereof, in each case, on the terms and subject to the conditions set forth in the Merger Agreement.
The foregoing description of the Offer, the Merger and the Transaction Agreement does not purport to be complete and is qualified in its entirety by reference to the Transaction Agreement. The Transaction Agreement has been incorporated herein by reference to provide information regarding the terms of the Transaction Agreement and is not intended to modify or supplement any factual disclosures about Global Blue or us in any public reports filed with the SEC by Global Blue or us. In particular, the assertions embodied in the representations, warranties and covenants contained in the Transaction Agreement were made only for the purposes of the Transaction Agreement, were solely for the benefit of the parties to the Transaction Agreement, and may be subject to limitations agreed upon by the contracting parties, including being qualified by information in confidential disclosure schedules provided by Global Blue to us in connection with the signing of the Transaction Agreement. These disclosure schedules contain information that modifies, qualifies and creates exceptions to the representations and warranties set forth in the Transaction Agreement. Moreover, the representations and warranties in the Transaction Agreement were used for the purpose of allocating risk between Global Blue and us, rather than establishing matters of fact. Accordingly, the representations and warranties in the Transaction Agreement may not constitute the actual state of facts about Global Blue or us. The representations and warranties set forth in the Transaction Agreement may also be subject to a contractual standard of materiality different from that generally applicable to investors under federal securities laws. Therefore, the Transaction Agreement is included with this filing only to provide investors with information regarding the terms of the Transaction Agreement, and not to provide investors with any other factual information regarding the parties or their respective businesses.

Tender and Support Agreements
On February 16, 2025, in connection with the Transaction Agreement, we entered into Tender and Support Agreements (each a “Support Agreement” and collectively, the “Support Agreements”) with each of the following shareholders of Global Blue (i) SL Globetrotter, L.P., (ii) Global Blue Holding LP, (iii) Ant International Technologies (Hong Kong) Holding Limited, (iv) CK Opportunities Wolverine S.À.R.L., (v) Partners Group Private Equity (Master Fund), LLC, (vi) Partner Group Barrier Reef, L.P., (vii) Partners Group Client Access 5 L.P. Inc., (viii) Tencent Mobility Limited and (ix) certain other investors of Global Blue management (each, a “Supporting Shareholder”, and together, the “Supporting Shareholders”), pursuant to which each Supporting Shareholder agreed, among other things, to tender its Global Blue Shares in the Offer and vote its Global Blue Shares at any meeting of the shareholders of Global Blue (i) for, among other things, the approval and adoption of the Board Modification and any other proposal required for the consummation of the transactions contemplated by the Transaction Agreement, (ii) against any proposal or motion that would reasonably be expected to (A) directly result in a breach of any covenant, representation or warranty or any other obligation or agreement of Global Blue contained in the Transaction Agreement, or (B) result in any conditions to the Offer set forth in Annex C of the Transaction Agreement not being satisfied prior to 5:00 p.m., New York City time on September 30, 2025 (or February 16, 2026 if such date is extended pursuant to the Transaction Agreement), (iii) against any change in the Global Blue Board (other than the Board Modification or in the event of a director’s death or resignation, to fill the vacancy created thereby) and (iv) against any Company Takeover Proposal and against any other action, agreement or transaction involving Global Blue that would reasonably be expected to materially impede, materially delay or prevent the consummation of the Offer. As of February 16, 2025, the Supporting Shareholders owned an aggregate of approximately 90% of the Global Blue Shares.
The foregoing description of the Support Agreements does not purport to be complete and is qualified in its entirety by reference to the full text of each of the Support Agreements.
Debt Commitment Letter
On February 16, 2025, in connection with the Transaction Agreement, Shift4 Payments, LLC, entered into a commitment letter with Goldman Sachs Bank USA (“GS”), pursuant to which GS has committed to (i) provide Shift4 Payments, LLC with 364-day bridge loan facilities in an aggregate principal amount of $1.795 billion (the “Bridge Facilities”), consisting of (x) a senior secured 364-day bridge loan facility in an aggregate principal amount of $1.0 billion (the “Senior Secured Bridge Facility”) and (y) a senior unsecured 364-day bridge loan facility in an aggregate principal amount of $795.0 million (the “Senior Unsecured Bridge Facility”), in each case, subject to customary conditions, and (ii) to backstop an amendment to, or replacement of, Shift4 Payments, LLC’s existing $450.0 million senior secured revolving credit facility (the “Backstop Revolving Facility” and, together with the Bridge Facilities, collectively, the “Facilities”) in order to, among other things, permit the consummation of the transactions contemplated by the Transaction Agreement, the incurrence of the Bridge Facilities and any other permanent financing issued in lieu thereof or to refinance the loans thereunder, in each case, subject to customary conditions. The Facilities are available together with cash on hand to, among other things, finance the consideration payable by us and our subsidiaries under the Transaction Agreement, refinance certain indebtedness of GB and its subsidiaries, and to pay costs, fees and expenses in connection with the Facilities and the transactions contemplated by the Transaction Agreement. Prior to the funding thereof, Shift4 Payments, LLC may, at its election, reallocate the commitments under the Bridge Facilities among the Senior Secured Bridge Facility and the Senior Unsecured Bridge Facility. The consummation of the Offer and the Merger are not subject to any financing condition.
Please see Part I Item 1A. “Risk Factors—Risks Related to the Transactions” for an overview of the risks related to the transactions contemplated by the Transaction Agreement.
Recent Acquisitions
On November 18, 2024, we completed the acquisition of Eigen Payments (“Eigen”) for $115.0 million of cash, net of cash acquired. Eigen is a Canadian-based provider of payment solutions for the retail, restaurant and hospitality industries.
On November 8, 2024, we completed the acquisition of Givex Corp. (“Givex”) for $127.8 million of cash, net of cash acquired. Givex is a global provider of gift cards, loyalty programs, and point-of-sale solutions.
We believe both of these transactions will increase our customer base and geographic footprint.
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
Ability to attract and retain internal sales team and software partners. Our ability to attract and retain our internal sales team and software partners impacts our future growth and our ability to service our existing base of merchants. To facilitate internal talent attraction and retention, we strive to make Shift4 an inclusive and safe workplace, with opportunities for our employees to grow and develop in their careers, supported by competitive compensation, benefits and health and wellness programs. It is also critical we maintain our product leadership through continued investment in innovative technology solutions as a means to ensure we retain our current software partners while attracting new software partners.
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
Pursuit of strategic acquisitions. We intend to continue to pursue strategic acquisitions as part of our growth strategy that includes adding complementary technology capabilities to service our base of customers and adding critical sales and support capabilities within a specific industry vertical or geography. While these acquisitions are intended to add long-term value, in the short term they may have an adverse impact on operating margins.
Impact of international operations. As our international operations continue to expand, we will be increasingly subject to foreign exchange risk due to fluctuations in exchange rates between the U.S. dollar and the foreign currencies of countries in which we operate. Additionally, as described elsewhere in this Annual Report on Form 10-K, international operations expose us to additional risks and subject us to international laws and regulations.
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
Gross revenue consists of payments-based revenue and subscription and other revenues:
Payments-based revenue includes fees for payment processing services and gateway services. Payment processing fees are primarily driven as a percentage of end-to-end payment volume. They may also have a fixed fee, a minimum monthly usage fee and a fee based on transactions. Gateway services, data encryption and tokenization fees are primarily driven by per transaction fees as well as monthly usage fees. Included in payments-based revenue are fees earned from our international payments platform, strategic enterprise merchant relationships, and alternative payments methods, including cryptocurrency, gift cards and stock donations.

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

Comparison of Results for the Year Ended December 31, 2024 and 2023
The following table sets forth the consolidated statements of operations for the periods presented.

	Year Ended December 31,		$ change
(in millions)	2024	2023
Payments-based revenue	$2,990.1	$2,386.0	$604.1
Subscription and other revenues	340.5	178.8	161.7
Gross revenue	3,330.6	2,564.8	765.8
Network fees	(1,976.2)	(1,624.4)	(351.8)
Other costs of sales (exclusive of certain depreciation and amortization expense shown separately below)	(381.3)	(252.6)	(128.7)
General and administrative expenses	(459.5)	(329.3)	(130.2)
Revaluation of contingent liabilities	(4.0)	(23.1)	19.1
Depreciation and amortization expense (a)	(199.5)	(153.8)	(45.7)
Impairment of intangible assets	—	(18.6)	18.6
Professional expenses	(41.4)	(33.1)	(8.3)
Advertising and marketing expenses	(21.7)	(15.1)	(6.6)
Income from operations	247.0	114.8	132.2
Interest income	33.7	31.9	1.8
Other income (expense), net	1.8	(3.9)	5.7
Gain on investments in securities	66.7	12.2	54.5
Change in TRA liability	(289.0)	(3.4)	(285.6)
Interest expense	(61.8)	(32.1)	(29.7)
Income (loss) before income taxes	(1.6)	119.5	(121.1)
Income tax benefit	296.1	3.4	292.7
Net income	294.5	122.9	171.6
Less: Net income attributable to noncontrolling interests	(64.9)	(36.7)	(28.2)
Net income attributable to Shift4 Payments, Inc.	$229.6	$86.2	$143.4
(a)Depreciation and amortization expense includes depreciation of equipment under lease of $54.4 million and $35.3 million for the years ended December 31, 2024 and 2023, respectively.
Results of Operations
Year ended December 31, 2024 compared to year ended December 31, 2023
Revenues (in millions)

Gross revenue increased by $765.8 million, or 30%. Gross revenue is comprised of payments-based revenue and subscription and other revenues.

Payments-based revenue increased by $604.1 million, or 25%, primarily due to:
•The increase in end-to-end payment volume of $55.8 billion, or 51%, for the year ended December 31, 2024 compared to the year ended December 31, 2023.
•Growth in end-to-end payment volume outpaced payments-based revenue growth, primarily due to our continued onboarding of larger merchants with lower unit pricing than our existing customer base.

Subscription and other revenues increased by $161.7 million, or 90%. The increase in subscription and other revenues was primarily driven by the impact of recent acquisitions as well as higher SaaS revenue associated with our SkyTab solutions.

Cost of Sales

	Year Ended December 31,
(in millions)	2024	2023	$ Change
Network fees	$(1,976.2)	$(1,624.4)	$(351.8)
The 22% increase in network fees was primarily due to the increase in payments-based revenue, which increased 25%.
Gross revenue less network fees increased by $414.0 million, or 44%, primarily due to the increase in end-to-end payment volume, the impact of recent acquisitions and higher SaaS revenue. See Key Performance Indicators and Non-GAAP Measures for a discussion and reconciliation of gross revenue less network fees.

	Year Ended December 31,
(in millions)	2024	2023	$ Change
Other costs of sales (exclusive of certain depreciation and amortization expense)	$(381.3)	$(252.6)	$(128.7)
The increase in other costs of sales was primarily driven by our recent acquisitions and incremental residual commissions associated with revenue growth.

Operating Expenses

	Year Ended December 31,
(in millions)	2024	2023	$ Change
General and administrative expenses	$(459.5)	$(329.3)	$(130.2)
The increase in general and administrative expenses was primarily due to expenses associated with our continued growth, which includes the impact of our recent acquisitions.

	Year Ended December 31,
(in millions)	2024	2023	$ Change
Revaluation of contingent liabilities	$(4.0)	$(23.1)	$19.1
The expense for revaluation of contingent liabilities during the year ended December 31, 2024 was primarily driven by fair value adjustments to contingent liabilities arising from various acquisitions we completed in 2022, 2023 and 2024. The expense for revaluation of contingent liabilities during the year ended December 31, 2023 was primarily driven by the remeasurement of the contingent liability related to the acquisition of Online Payments Group.

	Year Ended December 31,
(in millions)	2024	2023	$ Change
Depreciation and amortization expense	$(199.5)	$(153.8)	$(45.7)
The increase in depreciation and amortization expense was primarily due to the amortization of intangible assets recognized in connection with recent acquisitions, and increased equipment under lease associated with the growth of our SkyTab offering.

	Year Ended December 31,
(in millions)	2024	2023	$ Change
Impairment of intangible assets	$—	$(18.6)	$18.6
The non-cash impairment of intangible assets was $18.6 million for the year ended December 31, 2023. During the fourth quarter of 2023, in conjunction with the acquisition of Finaro, we ceased development on several in-process software development projects. It was determined that the intellectual property obtained in the Finaro transaction was better suited for the objectives of these projects.

	Year Ended December 31,
(in millions)	2024	2023	$ Change
Professional expenses	$(41.4)	$(33.1)	$(8.3)
Professional expenses included expenses associated with acquisitions. The increase in professional expenses was primarily driven by higher acquisition-related costs as compared to the prior year period.

	Year Ended December 31,
(in millions)	2024	2023	$ Change
Advertising and marketing expenses	$(21.7)	$(15.1)	$(6.6)
The increase in advertising and marketing expenses was primarily due to new sponsorship contracts.

	Year Ended December 31,
(in millions)	2024	2023	$ Change
Interest income	$33.7	$31.9	$1.8
The increase in interest income was primarily due to an increase in our average interest-earning cash balance.

	Year Ended December 31,
(in millions)	2024	2023	$ Change
Other income (expense), net	$1.8	$(3.9)	$5.7
The increase in other income was primarily due to transactional gains related to foreign currency in 2024, as compared to losses in 2023.

	Year Ended December 31,
(in millions)	2024	2023	$ Change
Gain on investments in securities	$66.7	$12.2	$54.5
The realized gain on investments in securities for the year ended December 31, 2024 was due to the sale of one of our non-marketable equity investments. The unrealized gain on investments in securities for both the years ended December 31, 2024 and 2023 was due to fair value adjustments to our non-marketable equity investments.

	Year Ended December 31,
(in millions)	2024	2023	$ Change
Change in TRA liability	$(289.0)	$(3.4)	$(285.6)
During the year ended December 31, 2024, in connection with our assessment of the valuation allowance on deferred tax assets, we concluded that it was probable that we will be able to realize substantially all of the tax benefits associated with the TRA to date, based on estimates of future taxable income. In the future, we expect the TRA liability to increase as additional tax benefits are established through exchanges of LLC interests with Rook. See Note 13 to the accompanying consolidated financial statements for more information on the TRA.

	Year Ended December 31,
(in millions)	2024	2023	$ Change
Interest expense	$(61.8)	$(32.1)	$(29.7)
The increase in interest expense during the year ended December 31, 2024 as compared to the year ended December 31, 2023 was primarily due to the issuance of our 2032 Senior Notes in August 2024. The annual cash interest expense related to the 2032 Senior Notes is expected to be approximately $74.0 million.

	Year Ended December 31,
(in millions)	2024	2023	$ Change
Income tax benefit	$296.1	$3.4	$292.7
The income tax benefit for the year ended December 31, 2024 relates primarily to the release of the previously recorded valuation allowance against certain deferred tax assets in the U.S. During 2024, we assessed the realizability of deferred tax assets and concluded that it is more likely than not that our net deferred tax assets will be realized and that a full valuation allowance is no longer required. The assessment included the fact that as of September 30, 2024, we are no longer in a three-year cumulative loss position and are projecting sufficient income in future periods to realize our deferred tax assets. We expect income tax expense to increase in future years as a result of increased taxable income.
Key Performance Indicators and Non-GAAP Measures
The following table sets forth our key performance indicators and non-GAAP measures for the periods presented:

	Year Ended December 31,
(in millions)	2024	2023
End-to-end payment volume	$164,817.1	$109,034.0
Gross revenue less network fees	1,354.4	940.4
EBITDA	323.1	334.3
Adjusted EBITDA	677.4	459.9
End-to-end payment volume
End-to-end payment volume is defined as the total dollar amount of payments that we deliver for settlement on behalf of our merchants. Included in end-to-end payment volume are dollars routed via our international payments platform and alternative payment methods, including cryptocurrency and stock donations, plus volume we route to one or more third party merchant acquirers on behalf of strategic enterprise merchant relationships. This volume does not include volume processed through our legacy gateway-only offering.
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
Gross revenue less network fees:

	Year Ended December 31,
	2024	2023
(in millions)
Gross revenue	$3,330.6	$2,564.8
Less: Network fees	(1,976.2)	(1,624.4)
Less: Other costs of sales (exclusive of depreciation of equipment under lease)	(381.3)	(252.6)
	973.1	687.8
Less: Depreciation of equipment under lease	(54.4)	(35.3)
Gross profit (a)	$918.7	$652.5

Gross profit (a)	$918.7	$652.5
Add back: Other costs of sales	381.3	252.6
Add back: Depreciation of equipment under lease	54.4	35.3
Gross revenue less network fees	$1,354.4	$940.4
(a)The determination of gross profit is inclusive of depreciation of equipment under lease that is included in Depreciation and amortization expense in the Consolidated Statements of Operations. The table reflects the determination of gross profit for all periods presented. Although gross profit is not presented on the Consolidated Statements of Operations, it represents the most comparable metric calculated under U.S. GAAP to non-GAAP gross revenues less network fees.

EBITDA and Adjusted EBITDA:

	Year Ended December 31,
(in millions)	2024	2023
Net income	$294.5	$122.9
Interest expense	61.8	32.1
Interest income	(33.7)	(31.9)
Income tax benefit	(296.1)	(3.4)
Depreciation and amortization	296.6	214.6
EBITDA	323.1	334.3
Acquisition, restructuring and integration costs (a)	38.8	28.3
Revaluation of contingent liabilities (b)	4.0	23.1
Impairment of intangible assets	—	18.6
Gain on investments in securities (c)	(66.7)	(12.2)
Change in TRA liability (d)	289.0	3.4
Equity-based compensation (e)	67.9	59.1
Foreign exchange and other nonrecurring items (f)	21.3	5.3
Adjusted EBITDA	$677.4	$459.9
(a)For the year ended December 31, 2024, primarily consisted of $19.7 million of acquisition-related costs and $18.6 million of restructuring costs. For the year ended December 31, 2023, primarily consisted of $23.2 million of acquisition-related costs and $4.6 million of restructuring costs.
(b)Consisted of fair value adjustments to contingent liabilities arising from acquisitions.
(c)See Note 12 to the accompanying consolidated financial statements for more information on the investments in non-marketable securities.
(d)See Note 13 to the accompanying consolidated financial statements for more information on the TRA.
(e)Consisted of equity-based compensation expense for RSUs, including employer taxes for vested RSUs. See Note 19 to the accompanying consolidated financial statements for more information on equity-based compensation. We exclude noncash equity-based compensation charges and additional Federal Insurance Contribution Act (“FICA”) and related payroll tax expense incurred when employees vest in restricted stock awards. Although noncash equity-based compensation and the additional FICA and related payroll tax expenses are necessary to attract and retain employees, we place our primary emphasis on stockholder dilution as compared to the accounting charges related to such equity-based compensation plans.
(f)For the year ended December 31, 2024, primarily consisted of $9.7 million of other non-routine selling, general, and administrative expenses, $7.8 million of expenses related to the upgrade of our internal IT systems, and $5.2 million of legal and professional expenses for non-routine matters, partially offset by $1.4 million of unrealized foreign exchange gains. For the year ended December 31, 2023, primarily consisted of $4.0 million of unrealized foreign exchange losses and $1.9 million of legal and professional expenses for non-routine matters.
Liquidity and Capital Resources
Overview
We have historically sourced our liquidity requirements primarily with cash flow from operations and, when needed, with debt or equity financing. The principal uses for liquidity have been acquisitions, capital expenditures, share repurchases and debt service. As of December 31, 2024, our cash and cash equivalents balance was $1,211.9 million, of which approximately $163.5 million was held outside of the U.S. by our foreign legal entities. In addition, “Settlement assets” includes $226.7 million of cash that will be used to settle merchant liabilities. The cash included within Settlement assets is typically paid to merchants within a few days of receipt in order to settle related liabilities.
As of December 31, 2024, the $690.0 million of 2025 Convertible Notes are classified as current on our balance sheet, as they will mature within 12 months. We intend to settle conversions for the Convertible Notes by paying in cash up to the principal amount of the Convertible Notes with any excess to be paid or delivered, as the case may be, in cash or shares of Class A common stock or a combination of both at our election, based on the conversion rate.
See “Pending Acquisitions—Debt Commitment Letter” for a description of our financing arrangements in connection with the Transaction Agreement described in that section.
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

The following table sets forth summary cash flow information for the periods presented:

	Year Ended December 31,
(in millions)	2024	2023
Net cash provided by operating activities	$500.3	$346.0
Net cash used in investing activities	(691.1)	(301.9)
Net cash provided by (used in) financing activities	929.2	(109.9)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(21.6)	11.1
Change in cash and cash equivalents and restricted cash	$716.8	$(54.7)
Operating activities
Net cash provided by operating activities consists of net income adjusted for certain non-cash items and changes in other assets and liabilities.
For the year ended December 31, 2024, net cash provided by operating activities of $500.3 million was primarily a result of net income of $294.5 million, change in TRA liability of $289.0 million, depreciation and amortization of $296.6 million and equity-based compensation of $65.5 million, partially offset by deferred income taxes of $(322.0) million, gain on investments in securities of $(66.7) million and an impact from working capital items of $(75.9) million.
For the year ended December 31, 2023, net cash provided by operating activities of $346.0 million was primarily a result of net income of $122.9 million, depreciation and amortization of $214.6 million, equity-based compensation of $57.4 million, and revaluation of contingent liabilities of $23.1 million, partially offset by gain on investments in securities of $(12.2) million and an impact from working capital items of $(95.2) million.
Investing activities
Net cash used in investing activities includes cash paid for acquisitions, deposits made with our sponsor bank, residual commission buyouts, purchases of property, plant and equipment, purchases of equipment to be leased, purchases of intangible assets, investments in securities, and capitalized software development costs.
Net cash used in investing activities was $691.1 million for the year ended December 31, 2024, an increase of $389.2 million compared to net cash used in investing activities of $301.9 million for the year ended December 31, 2023. This increase was primarily the result of a $384.9 million increase in net cash paid for acquisitions and $73.2 million of deposits made with our sponsor bank, offset by a $111.5 million increase in proceeds from the sale of investments in securities.
Financing activities
Net cash provided by financing activities was $929.2 million for the year ended December 31, 2024, an increase of $1,039.1 million compared to net cash used in financing activities of $109.9 million for the year ended December 31, 2023. This increase was primarily due to the $1,100.0 million of proceeds received from the issuance of the 2032 Senior Notes in 2024 and a $73.2 million increase in borrowings on the settlement line of credit, partially offset by $70.8 million of customer bank deposits being returned to depositors in connection with our transition of Finaro from a bank to a payment institution in 2024 and a $40.5 million increase in payments for the repurchase of common stock.
Settlement assets includes both cash and receivables from card networks. From period to period, the mix of cash and receivables included in Settlement assets may change, driving increases or decreases in financing cash flow.
Convertible Notes, Senior Notes and Revolving Credit Facility
As of December 31, 2024, we had $2,872.5 million total principal amount of debt outstanding, including $690.0 million of 2025 Convertible Notes, $450.0 million of 2026 Senior Notes, $632.5 million of 2027 Convertible Notes and $1,100.0 million of 2032 Senior Notes.
As of December 31, 2023, we had $1,772.5 million total principal amount of debt outstanding, including $690.0 million of 2025 Convertible Notes, $450.0 million of 2026 Senior Notes, and $632.5 million of 2027 Convertible Notes.

Convertible Notes – 2025 Notes
In December 2020, Shift4 Payments, Inc. issued an aggregate principal amount of $690.0 million of 2025 Convertible Notes, to qualified institutional buyers in an offering exempt from registration under the Securities Act. We received net proceeds, after deducting initial purchasers’ discounts and estimated offering expenses, of approximately $673.6 million from the 2025 Convertible Notes Offering. The net proceeds of the 2025 Convertible Notes Offering, together with cash on hand, was used for general corporate purposes. The 2025 Convertible Notes do not bear regular interest, and the principal amount of the 2025 Convertible Notes does not accrete and will mature on December 15, 2025 unless earlier repurchased, redeemed or converted. The initial conversion rate is 12.4262 shares of Class A common stock per $1,000 principal amount of 2025 Convertible Notes (equivalent to an initial conversion price of approximately $80.48 per share of Class A common stock), subject to adjustment upon the occurrence of specified events. None of the specified events for the conversion of the 2025 Convertible Notes occurred as of December 31, 2024.
Senior Notes – 2026 Notes
In October 2020, Shift4 Payments, LLC and Shift4 Payments Finance Sub, Inc. (together, the “Issuers”) issued an aggregate $450.0 million principal amount of the 2026 Senior Notes. We received net proceeds, after deducting initial purchasers’ discounts and estimated offering expenses, of approximately $442.8 million from the offering of the 2026 Senior Notes. The net proceeds of the 2026 Senior Notes offering, together with cash on hand, were used to repay all indebtedness outstanding under the First Lien Term Loan Facility. The 2026 Senior Notes mature on November 1, 2026, and accrue interest at a rate of 4.625% per year. Interest on the 2026 Senior Notes is payable semi-annually in arrears on each May 1, and November 1, commencing on May 1, 2021. At any time, the Issuers may redeem all or a portion of the 2026 Senior Notes at the redemption prices set forth in the indenture governing the 2026 Senior Notes, plus accrued and unpaid interest, if any, to but excluding, the date of redemption. In March 2022, we entered into a supplemental indenture to allow for the repurchase of capital stock as part of the Market Capitalization exception under the original indenture.
Convertible Notes – 2027 Notes
In July 2021, Shift4 Payments, Inc. issued an aggregate principal amount of $632.5 million of 2027 Convertible Notes to qualified institutional buyers in an offering exempt from registration under the Securities Act. We received net proceeds, after deducting initial purchasers’ discounts and estimated offering expenses, of approximately $617.7 million from the offering of the 2027 Convertible Notes. The net proceeds of the 2027 Convertible Notes Offering, together with cash on hand, was used for general corporate purposes. The 2027 Convertible Notes will mature on August 1, 2027, unless earlier repurchased, redeemed or converted, and accrue interest at a rate of 0.50% per year. Interest on the 2027 Convertible Notes is payable semi-annually in arrears on each February 1 and August 1, commencing on February 1, 2022. We will settle conversions by paying in cash up to the principal amount of the 2027 Convertible Notes with any excess to be paid or delivered, as the case may be, in cash or shares of Class A common stock or a combination of both at our election, based on the conversion rate. The initial conversion rate is 8.1524 shares of Class A common stock per $1,000 principal amount of 2027 Convertible Notes (equivalent to an initial conversion price of approximately $122.66 per share of Class A common stock), subject to adjustment upon the occurrence of specified events. None of the specified events for the conversion of the 2027 Convertible Notes occurred as of December 31, 2024.
Senior Notes – 2032 Notes
In August 2024, the Issuers issued an aggregate $1,100.0 million principal amount of the 2032 Senior Notes. We received net proceeds, after deducting initial purchasers’ discounts and estimated offering expenses, of approximately $1,088.7 million from the offering of the 2032 Senior Notes. The 2032 Senior Notes mature on August 15, 2032, and accrue interest at a rate of 6.750% per year. Interest on the 2032 Senior Notes is payable semi-annually in arrears on each February 15, and August 15, commencing on February 15, 2025. At any time on or after August 15, 2027, the Issuers may redeem all or a portion of the 2032 Senior Notes at the redemption prices set forth in the indenture governing the 2032 Senior Notes, plus accrued and unpaid interest, if any, to but excluding, the date of redemption.
Second Amended and Restated Revolving Credit Facility
In September 2024, Shift4 Payments, LLC (the “Borrower”) entered into a Second Amended and Restated First Lien Credit Agreement (the “Credit Agreement”), providing for a $450.0 million senior secured revolving credit facility (“Revolving Credit Facility”), $112.5 million of which is available for the issuance of letters of credit. The Credit Agreement amended, restated and replaced the Borrower’s prior Amended and Restated First Lien Credit Agreement, entered into on January 29, 2021, as amended, and refinanced the $100.0 million revolving credit facility thereunder. The Company capitalized approximately $4.3 million of financing fees in connection with this refinancing.

Loans incurred under the Revolving Credit Facility bear interest a rate per annum equal to, at the Borrower’s option, either (i) a term SOFR based rate (subject to a 0.0% floor), plus a margin of 2.00% per annum, or (ii) an alternate base rate (equal to the highest of the Federal Funds Effective Rate plus 0.50%, the term SOFR rate for an interest period for one month (subject to a 0.0% floor) plus 1.00%, and the prime rate announced by the administrative agent from time to time), plus a margin of 1.00% per annum. The Revolving Credit Facility matures on September 5, 2029. The Credit Agreement requires periodic interest payments until maturity on any outstanding amounts borrowed. In addition, the Borrower is required to pay a commitment fee under the Revolving Credit Facility in respect of the unutilized commitments thereunder at a rate of 0.25% per annum. The Borrower is also subject to customary letter of credit and agency fees.
There were no borrowings and borrowing capacity on the Revolving Credit Facility was $450.0 million as of December 31, 2024.
Settlement Line Agreement
In September 2024, we entered into the Settlement Line Credit Agreement (the “Settlement Line Agreement”), by and between Shift4 LLC, as the borrower, and Citizens Bank, N.A. (“Citizens”), as the lender, providing for a settlement line of credit with an aggregate available amount of up to $100.0 million (the “Settlement Line”). Draws under the Settlement Line bear interest at a rate per annum equal to either (x) a daily simple SOFR based rate (subject to a 0.0% floor), plus an applicable margin of 0.75%, or (y) to the extent required by the Settlement Line Agreement upon the occurrence of certain specified events, an alternate base rate (equal to the highest of the Federal Funds Effective Rate plus 0.50%, the daily simple SOFR rate (subject to a 0.0% floor) plus 1.00%, and the prime rate announced by Citizens from time to time). In addition to making periodic interest payments on the principal amount of outstanding draws under the Settlement Line, we are required to pay an unused fee under the Settlement Line in respect of the unused availability thereunder at a rate equal to 0.15% per annum. The purpose of the Settlement Line is to provide financing for certain settlement obligations of Shift4 LLC’s merchants and to eliminate the requirement for cash collateral under the sponsorship agreement with Citizens (the “Sponsorship Agreement”), which was amended in conjunction with the closing of the settlement line agreement. The Settlement Line is scheduled to mature on September 29, 2025, subject to extensions. As of December 31, 2024, there were $73.2 million of borrowings against the Settlement Line. The borrowings against the Settlement Line have been deposited in an account owned and controlled by Citizens. The deposit and borrowing have been netted on the Company’s Consolidated Balance Sheet because a right of offset exists and the parties intend to net settle.
Covenants
The Company expects to be in compliance with such financial covenants for at least 12 months following the issuance of these consolidated financial statements.
Stock repurchases
In May 2024, the Board authorized a stock repurchase program (the “May 2024 Program”), pursuant to which we are authorized to repurchase up to $500.0 million of shares of our Class A common stock through December 31, 2025. The May 2024 Program replaced our prior stock repurchase program from December 2023. During the year ended December 31, 2024, we repurchased 1,605,488 shares of Class A common stock for $145.9 million, including commissions paid, at an average price paid of $90.83 per share. As of December 31, 2024, $354.1 million remains available under the May 2024 Program.
Cash Requirements
We believe that our cash and cash equivalents and future cash flow from operations will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next twelve months and into the foreseeable future based on our current operating plan. Our material cash requirements include the following contractual obligations:
Debt
As of December 31, 2024, we had $2,872.5 million of fixed rate debt principal outstanding with maturities beginning in 2025 with the $690.0 million of 2025 Convertible Notes. Future interest payments associated with the outstanding debt total $645.1 million, with $98.2 million payable within twelve months.
Contingent Liabilities
As of December 31, 2024, the fair value of contingent liabilities to potentially be paid out in cash was $26.2 million, with $7.2 million payable within twelve months. As of December 31, 2024, the maximum amount of contingent liabilities to potentially be paid out in cash was $43.7 million, with $7.3 million payable within twelve months.

Critical Accounting Estimates
Our discussion and analysis of our historical financial condition and results of operations for the periods described is based on our audited consolidated financial statements which have been prepared in accordance with U.S. GAAP. The preparation of these historical financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments in certain circumstances that affect the reported amounts of assets, liabilities and contingencies as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. We evaluate our assumptions and estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In many cases, the accounting treatment of a particular transaction is specifically dictated by U.S. GAAP and does not require management’s judgment in its application, while in other cases, significant judgment is required in selecting among available alternative accounting standards that allow different accounting treatment for similar transactions. We consider these policies requiring significant management judgment to be critical accounting policies.
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
Revenue recognition
Application of the accounting principles in U.S. GAAP related to the measurement and recognition of revenue requires us to make judgments and estimates. Complex agreements with nonstandard terms and conditions may require interpretation to determine the appropriate accounting. Specifically, the determination of whether we are a principal to a transaction or an agent can also require considerable judgment. We have concluded that in nearly all cases we are the principal in our payment processing agreements as we control the service on our payments platform, which is transformative in nature and allows for front-end and back-end risk mitigation, merchant portability, third-party software integrations, and enhanced reporting functionality. We also contract directly with our merchants and have complete pricing latitude on the processing fees charged to our merchants. As such, we bear the credit risk for network fees and transactions. For our SaaS agreements, we allocate revenue to each performance obligation based on its relative standalone selling price, which is based on the estimated fair value of each product and service. Changes in judgments with respect to these assumptions and estimates could impact the amount of revenue recognized.
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
Income taxes
We recorded a valuation allowance against a majority of the deferred tax assets as of December 31, 2023. During the year ended December 31, 2024, management assessed the realizability of deferred tax assets and concluded that it is more likely than not that its net deferred tax assets will be realized and that a full valuation allowance is no longer required. The assessment included the fact that we are no longer in a three-year cumulative loss position and is projecting sufficient income in future periods to realize its deferred tax assets. We continue to maintain a valuation allowance on the portion of deferred tax assets that require capital gains income because there are no current projections of capital gains income at this time. In the future, changes to our estimates regarding the realizability of our gross deferred tax assets could materially impact our results of operations.
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
In addition to tax expenses, we will also make payments under the TRA, which are expected to be material in the future. We will account for the income tax effects and corresponding TRA’s effects resulting from future taxable purchases or redemptions of LLC Interests of the Continuing LLC Owners by us or Shift4 Payments, LLC or the Blocker Shareholders by recognizing an increase in our deferred tax assets, based on enacted tax rates at the date of the purchase or redemption. Further, we will evaluate the likelihood that we will realize the benefit represented by the deferred tax asset and, to the extent that we estimate that it is more likely than not that we will not realize the benefit, we will reduce the carrying amount of the deferred tax asset with a valuation allowance. The amounts to be recorded for both the deferred tax assets and the liability for our obligations under the TRA will be estimated at the time of any purchase or redemption as a reduction to shareholders’ equity, and the effects of changes in any of our estimates after this date will be included in net income. Similarly, the effect of subsequent changes in the enacted tax rates will be included in net income. Judgement is required in assessing the future tax consequences of events that have been recognized in Shift4 Payments, Inc.’s financial statements. A change in our assessment of such consequences, such as realization of deferred tax assets, changes in tax laws or interpretations thereof could materially impact our results. As of December 31, 2024, we recognized a $365.5 million TRA liability after concluding it was probable that, based on estimates of future taxable income, we will realize tax benefits associated with the TRA.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to financial instruments are subject to risks relating to interest rates.
As of December 31, 2024, we had $2,872.5 million of fixed rate principal debt outstanding pursuant to the Notes with a fair value of $3,174.4 million. Since these notes bear interest at fixed rates, they do not result in any financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates when interest rates change.

We also have a Revolving Credit Facility available to us with available borrowing capacity of $450.0 million. We are obligated to pay interest on loans under the Revolving Credit Facility as well as other customary fees, including an upfront fee and an unused commitment fee based on our debt rating. Borrowings under the Revolving Credit Facility, if any, bear interest at floating rates. As a result, we are exposed to the risk related to fluctuations in interest rates to the extent of our borrowings. As of December 31, 2024, we had no amounts outstanding under the Revolving Credit Facility. See “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report and Note 11 to the accompanying consolidated financial statements for more information.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Shift4 Payments, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Shift4 Payments, Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded Revel Systems, Inc. (Revel), Vectron Systems AG (Vectron), Givex Corp. (Givex), and Eigen Payments (Eigen) from its assessment of internal control over financial reporting as of December 31, 2024, because they were acquired by the Company in purchase business combinations during 2024. We have also excluded Revel, Vectron, Givex, and Eigen from our audit of internal control over financial reporting. These entities, comprised, in the aggregate, total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting of approximately 4% and 6% of consolidated total assets and consolidated total revenues, respectively, as of and for the year ended December 31, 2024. The most significant of these entities, representing approximately 1% of consolidated total assets and 4% of consolidated total revenues, was Revel.

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
Acquisition of Revel - Valuation of Merchant Relationships
As described in Note 2 to the consolidated financial statements, on June 13, 2024, the Company completed the acquisition of Revel for $245.3 million of total purchase consideration, net of cash acquired. Of the acquired other intangible assets, $106.3 million of acquired merchant relationships were recorded. The fair value of this intangible asset was estimated using the multi-period excess earnings method. Management’s estimate of fair value was based upon assumptions related to projected revenues, earnings before interest income, interest expense, income taxes, and depreciation and amortization (EBITDA) margins, attrition rate, and discount rate.
The principal considerations for our determination that performing procedures relating to the valuation of merchant relationships acquired in the acquisition of Revel is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the merchant relationships acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projected revenues, EBITDA margins, attrition rate, and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the merchant relationships acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the merchant relationships acquired; (iii) evaluating the appropriateness of the multi-period excess earnings method used by management; (iv) testing the completeness and accuracy of the underlying data used in the multi-period excess earnings method; and (v) evaluating the reasonableness of the significant assumptions used by management related to projected revenues, EBITDA margins, attrition rate, and discount rate. Evaluating management’s assumptions related to projected revenues and EBITDA margins involved considering (i) the current and past performance of the Revel business; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multi-period excess earnings method and (ii) the reasonableness of the attrition rate and discount rate assumptions.
/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 19, 2025
We have served as the Company’s auditor since 2016.

SHIFT4 PAYMENTS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$1,211.9	$455.0
Restricted cash	—	84.4
Settlement assets	298.1	321.2
Accounts receivable, net	348.7	256.8
Inventory	8.9	3.4
Prepaid expenses and other current assets	42.8	32.5
Total current assets	1,910.4	1,153.3
Noncurrent assets
Equipment for lease, net	165.1	123.1
Property, plant and equipment, net	27.2	28.6
Right-of-use assets	36.9	22.8
Collateral held by the card networks	37.5	37.7
Goodwill	1,455.6	1,111.3
Residual commission buyouts, net	157.2	229.6
Capitalized customer acquisition costs, net	65.3	51.7
Other intangible assets, net	758.4	548.8
Deferred tax assets	396.8	—
Other noncurrent assets	31.0	80.9
Total assets	$5,041.4	$3,387.8
Liabilities and Stockholders' Equity
Current liabilities
Current portion of debt	$686.9	$—
Settlement liabilities	293.3	315.2
Accounts payable	248.3	204.6
Accrued expenses and other current liabilities	120.5	82.1
Current portion of TRA liability	4.3	1.8
Deferred revenue	15.5	20.6
Bank deposits	—	72.3
Current lease liabilities	11.0	7.8
Total current liabilities	1,379.8	704.4
Noncurrent liabilities
Long-term debt	2,154.1	1,750.2
Noncurrent portion of TRA liability	361.2	3.3
Deferred tax liabilities	60.6	28.7
Noncurrent lease liabilities	29.3	18.8
Other noncurrent liabilities	38.7	14.0
Total liabilities	4,023.7	2,519.4
Commitments and contingencies (Note 16)
Stockholders' equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized at December 31, 2024 and 2023, none issued and outstanding	—	—
Class A common stock, $0.0001 par value per share, 300,000,000 shares authorized, 67,737,305 and 60,664,171 shares issued and outstanding at December 31, 2024 and 2023, respectively	—	—
Class B common stock, $0.0001 par value per share, 100,000,000 shares authorized, 19,801,028 and 23,831,883 shares issued and outstanding at December 31, 2024 and 2023, respectively	—	—
Class C common stock, $0.0001 par value per share, 100,000,000 shares authorized, 1,519,826 and 1,694,915 shares issued and outstanding at December 31, 2024 and 2023, respectively	—	—
Additional paid-in capital	1,063.0	985.9
Accumulated other comprehensive income (loss)	(28.2)	14.1
Retained deficit	(228.2)	(346.7)
Total stockholders' equity attributable to Shift4 Payments, Inc.	806.6	653.3
Noncontrolling interests	211.1	215.1
Total stockholders' equity	1,017.7	868.4
Total liabilities and stockholders' equity	$5,041.4	$3,387.8
See accompanying notes to consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Gross revenue	$3,330.6	$2,564.8	$1,993.6
Cost of sales (exclusive of certain depreciation and amortization expense shown separately below)	(2,357.5)	(1,877.0)	(1,523.4)
General and administrative expenses	(459.5)	(329.3)	(267.4)
Revaluation of contingent liabilities	(4.0)	(23.1)	36.6
Depreciation and amortization expense (a)	(199.5)	(153.8)	(96.5)
Professional expenses	(41.4)	(33.1)	(33.3)
Advertising and marketing expenses	(21.7)	(15.1)	(14.9)
Impairment of intangible assets	—	(18.6)	—
Income from operations	247.0	114.8	94.7
Interest income	33.7	31.9	10.8
Other income (expense), net	1.8	(3.9)	0.5
Gain on investments in securities	66.7	12.2	15.1
Change in TRA liability	(289.0)	(3.4)	(1.7)
Interest expense	(61.8)	(32.1)	(32.5)
Income (loss) before income taxes	(1.6)	119.5	86.9
Income tax benefit (expense)	296.1	3.4	(0.2)
Net income	294.5	122.9	86.7
Less: Net income attributable to noncontrolling interests	(64.9)	(36.7)	(11.6)
Net income attributable to Shift4 Payments, Inc.	$229.6	$86.2	$75.1

Basic net income per share
Class A net income per share - basic	$3.36	$1.45	$1.34
Class A weighted average common stock outstanding - basic	66,009,448	57,738,871	52,303,968
Class C net income per share - basic	$3.36	$1.45	$1.34
Class C weighted average common stock outstanding - basic	1,668,826	1,942,054	3,864,579

Diluted net income per share
Class A net income per share - diluted	$3.03	$1.43	$1.05
Class A weighted average common stock outstanding - diluted	89,854,352	59,048,350	78,903,737
Class C net income per share - diluted	$3.03	$1.43	$1.05
Class C weighted average common stock outstanding - diluted	1,668,826	1,942,054	3,864,579
See accompanying notes to consolidated financial statements.
(a)Depreciation and amortization expense includes depreciation of equipment under lease of $54.4 million, $35.3 million, and $28.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.

SHIFT4 PAYMENTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2024	2023	2022
Net income	$294.5	$122.9	$86.7
Other comprehensive income (loss)
Unrealized gain (loss) on foreign currency translation adjustment	(55.3)	7.9	12.1
Comprehensive income	239.2	130.8	98.8
Less: Comprehensive income attributable to noncontrolling interests	(51.9)	(38.8)	(15.4)
Comprehensive income attributable to Shift4 Payments, Inc.	$187.3	$92.0	$83.4
See accompanying notes to consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions, except share amounts)

	Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount
Balances at December 31, 2021	51,793,127	$—	26,272,654	$—	5,035,181	$—	$619.2	(378,475)	$(21.1)	$(325.3)	$—	$126.9	$399.7
Net income	—	—	—	—	—	—	—	—	—	75.1	—	11.6	86.7
Issuance of Class A common stock	3,326,476	—	—	—	—	—	89.1	—	—	—	—	43.4	132.5
Repurchases of Class A common stock	—	—	—	—	—	—	51.3	(3,887,191)	(184.4)	—	—	(51.3)	(184.4)
Retirement of treasury stock	(4,265,666)	—	—	—	—	—	(92.1)	4,265,666	205.5	(113.4)	—	—	—
Exchange of shares held by Continuing Equity Owners	2,589,008	—	(443,638)	—	(2,145,370)	—	1.6	—	—	—	—	(1.6)	—
Equity-based compensation	—	—	—	—	—	—	48.3	—	—	—	—	—	48.3
Vesting of restricted stock units, net of tax withholding	710,273	—	—	—	—	—	(14.8)	—	—	—	—	0.5	(14.3)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	8.3	3.8	12.1
Balances at December 31, 2022	54,153,218	—	25,829,016	—	2,889,811	—	702.6	—	—	(363.6)	8.3	133.3	480.6
Net income	—	—	—	—	—	—	—	—	—	86.2	—	36.7	122.9
Issuance of Class A common stock	4,292,620	—	—	—	—	—	253.5	—	—	—	—	80.9	334.4
Repurchases of Class A common stock	—	—	—	—	—	—	24.6	(1,663,311)	(105.4)	—	—	(24.6)	(105.4)
Retirement of treasury stock	(1,663,311)	—	—	—	—	—	(36.1)	1,663,311	105.4	(69.3)	—	—	—
Exchange of shares held by Rook	3,192,029	—	(1,997,133)	—	(1,194,896)	—	6.8	—	—	—	—	(6.8)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(2.9)	(2.9)
Equity-based compensation	—	—	—	—	—	—	58.7	—	—	—	—	—	58.7
Vesting of restricted stock units, net of tax withholding	689,615	—	—	—	—	—	(24.2)	—	—	—	—	(3.6)	(27.8)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	5.8	2.1	7.9
Balances at December 31, 2023	60,664,171	—	23,831,883	—	1,694,915	—	985.9	—	—	(346.7)	14.1	215.1	868.4
Net income	—	—	—	—	—	—	—	—	—	229.6	—	64.9	294.5
Recognition of Vectron noncontrolling interest, net of purchases of Vectron common stock and foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	23.9	23.9
Issuance of Class A common stock	3,887,680	—	—	—	—	—	14.6	—	—	—	—	3.4	18.0
Repurchases of Class A common stock	—	—	—	—	—	—	23.0	(1,605,488)	(145.9)	—	—	(23.0)	(145.9)
Retirement of treasury stock	(1,605,488)	—	—	—	—	—	(34.8)	1,605,488	145.9	(111.1)	—	—	—
Exchange of shares held by Rook	4,106,675	—	(4,030,855)	—	(75,820)	—	39.0	—	—	—	—	(39.0)	—
Deferred taxes arising from changes in ownership, net of equity impact of tax receivable agreement for exchanges	—	—	—	—	—	—	1.6	—	—	—	—	—	1.6
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(19.8)	(19.8)
Equity-based compensation	—	—	—	—	—	—	65.1	—	—	—	—	—	65.1
Vesting of restricted stock units, net of tax withholding	684,267	—	—	—	(99,269)	—	(31.4)	—	—	—	—	(1.4)	(32.8)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(42.3)	(13.0)	(55.3)
Balances at December 31, 2024	67,737,305	$—	19,801,028	$—	1,519,826	$—	$1,063.0	—	$—	$(228.2)	$(28.2)	$211.1	$1,017.7
See accompanying notes to consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2024	2023	2022
Operating activities
Net income	$294.5	$122.9	$86.7
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	296.6	214.6	149.1
Equity-based compensation expense	65.5	57.4	49.6
Revaluation of contingent liabilities	4.0	23.1	(36.6)
Impairment of intangible assets	—	18.6	—
Gain on investments in securities	(66.7)	(12.2)	(15.1)
Change in TRA liability	289.0	3.4	1.7
Amortization of capitalized financing costs	9.3	8.3	8.1
Provision for bad debts	6.5	9.2	10.0
Deferred income taxes	(322.0)	(8.1)	(2.1)
Unrealized foreign exchange losses	0.4	2.5	—
Other noncash items	(0.9)	1.5	0.9
Change in operating assets and liabilities
Accounts receivable	(75.0)	(52.7)	4.1
Prepaid expenses and other assets	(9.9)	(6.8)	(1.5)
Inventory	8.3	7.2	2.8
Capitalized customer acquisition costs	(39.1)	(34.2)	(25.2)
Accounts payable	24.9	14.7	37.3
Accrued expenses and other liabilities	42.1	2.0	8.1
Payments on contingent liabilities in excess of initial fair value	(11.4)	(17.8)	—
Right-of-use assets and lease liabilities, net	(0.7)	(0.1)	(0.3)
Deferred revenue	(15.1)	(7.5)	(2.2)
Net cash provided by operating activities	500.3	346.0	275.4

Investing activities
Acquisitions, net of cash acquired	(554.6)	(169.7)	(135.3)
Acquisition of equipment to be leased	(101.3)	(77.8)	(53.8)
Capitalized software development costs	(65.5)	(44.1)	(42.7)
Acquisition of property, plant and equipment	(7.1)	(13.7)	(8.0)
Deposits with sponsor bank, net	(73.2)	—	—
Residual commission buyouts	(15.8)	(9.5)	(275.5)
Purchase of intangible assets	—	(2.0)	—
Proceeds from sale of investments in securities	126.4	14.9	—
Investments in securities	—	—	(1.5)
Net cash used in investing activities	(691.1)	(301.9)	(516.8)

Financing activities
Proceeds from long-term debt	1,100.0	—	—
Deferred financing costs	(18.4)	—	(4.9)
Settlement line of credit	73.2	—	—
Settlement activity, net	54.8	42.3	—
Repurchases of Class A common stock	(145.9)	(105.4)	(185.9)
Payments for withholding tax related to vesting of restricted stock units	(32.8)	(27.9)	(23.1)
Payments on contingent liabilities	(5.7)	(14.8)	(0.7)
Distributions to noncontrolling interests	(19.8)	(2.9)	—
Net change in bank deposits	(70.8)	(1.2)	—
Other financing activities	(5.4)	—	—
Net cash provided by (used in) financing activities	929.2	(109.9)	(214.6)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(21.6)	11.1	1.0
Change in cash and cash equivalents and restricted cash	716.8	(54.7)	(455.0)

Cash and cash equivalents and restricted cash - beginning of period	721.8	776.5	1,231.5
Cash and cash equivalents and restricted cash - end of period	$1,438.6	$721.8	$776.5

Cash paid for interest	$24.0	$24.0	$24.4
Cash paid for income taxes, net of refunds	14.2	5.3	0.7
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
The assets and liabilities of Shift4 Payments, LLC represent substantially all of the consolidated assets and liabilities of Shift4 Payments, Inc. with the exception of certain cash balances, amounts payable under the Tax Receivable Agreement (“TRA”), and the aggregate principal amount of $690.0 million of 2025 Convertible Notes and $632.5 million of 2027 Convertible Notes (together, the “Convertible Notes”) that are held by Shift4 Payments, Inc. directly. As of December 31, 2024 and 2023, $52.0 million and $3.6 million of cash, respectively, was directly held by Shift4 Payments, Inc. As of December 31, 2024 and 2023, the TRA liability was $365.5 million and $5.1 million, respectively. In connection with the issuance of the Convertible Notes, Shift4 Payments, Inc. entered into Intercompany Convertible Notes with Shift4 Payments, LLC, whereby Shift4 Payments, Inc. provided the net proceeds from the issuance of the Convertible Notes to Shift4 Payments, LLC in the amount of $1,322.5 million. Shift4 Payments, Inc., which was incorporated on November 5, 2019, has not had any material operations on a standalone basis since its inception, and all of the operations of the Company are carried out by Shift4 Payments, LLC and its subsidiaries.
Change in Presentation of Consolidated Balance Sheets
Prior year balances have been adjusted to present “Current portion of TRA liability” and “Noncurrent portion of TRA liability” on their own line items rather than within “Accrued expenses and other current liabilities” and “Other noncurrent liabilities” on the Company’s Consolidated Balance Sheets to conform to the current period presentation.
Prior year balances have been adjusted to present “Investments in securities” within the line item “Other noncurrent assets” on the Company’s Consolidated Balance Sheets to conform to the current period presentation.
Change in Presentation of Consolidated Statements of Cash Flows
During the fourth quarter of 2024, the Company elected to change its presentation of the cash flows associated with “Settlement activity, net” from “Operating activities” to present them as “Financing activities” within its Consolidated Statements of Cash Flows. Prior year balances have been adjusted to conform to the current period presentation.
The following table presents the effects of the change in presentation within the Consolidated Statements of Cash Flows:

	Year Ended December 31, 2023
	As Previously Reported	Adjustment	As Adjusted
Cash flows from operating activities
Settlement activity, net	$42.3	$(42.3)	$—
Net cash provided by operating activities	$388.3	$(42.3)	$346.0

Cash flows from financing activities
Settlement activity, net	$—	$42.3	$42.3
Net cash used in financing activities	$(152.2)	$42.3	$(109.9)

Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. Significant estimates inherent in the preparation of the accompanying consolidated financial statements include estimates of fair value of acquired assets and liabilities through business combinations, fair value of contingent liabilities related to earnout payments, deferred income tax valuation allowances, amounts associated with the Company’s tax receivable agreement with Rook and certain affiliates of Searchlight Capital Partners, L.P. (together, the “Continuing Equity Owners”), allowance for doubtful accounts, income taxes, and noncontrolling interests. Estimates are based on past experience and other considerations reasonable under the circumstances. Actual results may differ from these estimates.
Cash and Cash Equivalents and Restricted Cash
Highly liquid investments with maturities of three months or less at the date of purchase are considered to be cash equivalents and are stated at cost, which approximates fair value. The Company’s cash equivalents consist of highly liquid investments in money market funds.
On September 30, 2024, the Company entered into the Settlement Line Credit Agreement (the “Settlement Line Agreement”), by and between Shift4 LLC, as the borrower, and Citizens Bank, N.A. (“Citizens”), as the lender, providing for a settlement line of credit with an aggregate available amount of up to $100.0 million (the “Settlement Line”). The purpose of the Settlement Line is to provide financing for certain settlement obligations of Shift4 LLC’s merchants and to eliminate the requirement for cash collateral under the sponsorship agreement with Citizens (the “Sponsorship Agreement”), which was amended in conjunction with the closing the Settlement Line Agreement. The Settlement Line is scheduled to mature on September 29, 2025, subject to extensions. Draws under the Settlement Line bear interest at a rate per annum equal to either (x) a daily simple SOFR based rate (subject to a 0.0% floor), plus an applicable margin of 0.75%, or (y) to the extent required by the Settlement Line Agreement upon the occurrence of certain specified events, an alternate base rate (equal to the highest of the Federal Funds Effective Rate plus 0.50%, the daily simple SOFR rate (subject to a 0.0% floor) plus 1.00%, and the prime rate announced by Citizens from time to time). In addition to making periodic interest payments on the principal amount of outstanding draws under the Settlement Line, the Company is required to pay an unused fee under the Settlement Line in respect of the unused availability thereunder at a rate equal to 0.15% per annum. As of December 31, 2024, there were $73.2 million of borrowings against the Settlement Line. The borrowings against the Settlement Line have been deposited in an account owned and controlled by Citizens. The deposit and borrowing have been netted on the Company’s Consolidated Balance Sheet because a right of offset exists and the parties intend to net settle.
The Company’s European and U.K. business includes settlement processing assets and liabilities. These assets primarily include settlement-related cash and funds receivable from card networks. Cash and cash equivalents held on behalf of merchants and other payees are included within “Settlement assets” on the Consolidated Balance Sheet. The changes in settlement cash and cash equivalents are included within “Settlement activity, net” within Financing activities on the Company’s Consolidated Statements of Cash Flows. The following table provides a reconciliation between cash and cash equivalents on the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows:

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$1,211.9	$455.0
Restricted cash	—	84.4
Cash and cash equivalents included in Settlement assets	226.7	182.4
Total cash and cash equivalents and restricted cash on the Consolidated Statements of Cash Flows	$1,438.6	$721.8
The Company maintains its cash with what are widely considered to be high credit quality financial institutions. U.S. cash balances are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250 thousand per bank. The Company maintains cash and cash equivalent balances in excess of FDIC limits.
Settlement Assets and Liabilities
Settlement assets and liabilities are balances related to the settlement process which involves the transferring of funds between card issuers, merchants and other third parties. The Company currently operates under two different models (1) a sponsorship model and (2) a direct member model. In North America, the Company operates under the sponsorship model and outside North America the Company primarily operates under the direct member model.

Sponsorship Model
In North America, the Company operates under the sponsorship model. In order for the Company to provide payment processing services, Visa, MasterCard and other payment networks require sponsorship by a member clearing bank. The Company has an agreement with banks and financial institutions (the “Sponsoring Member”), to provide sponsorship services to the Company. The sponsorship services allow the Company to route transactions under the Sponsoring Members’ membership to clear card transactions through card networks. Under this model, the standards of the payment networks restrict the Company from performing funds settlement and require that these funds be in the possession of the Sponsoring Member until the merchant is funded. Accordingly, settlement assets and obligations resulting from the submission of settlement files to the network or cash received from the network in advance of funding the network are the responsibility of the Sponsoring Member and are not recorded on the Company’s Consolidated Balance Sheets.
Direct Member Model
The Company’s European and U.K. business operates as a full acquirer and without a sponsor bank. Under the direct member model, the Company’s Consolidated Balance Sheets include settlement assets and liabilities that represent balances arising from the settlement process which involves the transferring of funds between card issuers, payment networks, processors, and merchants, as well as collateral held to manage merchant credit risk. As a processor, the Company facilitates the clearing and settlement activity for the merchant and records settlement assets and liabilities on the Consolidated Balance Sheets upon processing a payment transaction. Settlement assets represent cash received or amounts receivable primarily from payment networks or bank partners. Settlement liabilities primarily represent amounts payable to merchants. Settlement assets are in excess of Settlement liabilities due to prefunding provided to certain merchants.
Amounts included on the Consolidated Balance Sheets as Collateral held by card networks relate to collateral required by the card networks to operate as a direct member.
Bank Deposits
The Company previously operated a licensed credit institution in Malta, and had issued deposits to corporate counterparties and to individual retail customers. In connection with the Company’s change of the entity from a bank to a payment institution, all deposits were refunded in 2024.
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
Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality, unsatisfactory merchant services, nondelivery of goods or nonperformance of services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the disputed amount is refunded to the cardholder through the acquiring bank and charged to the merchant. If the merchant has inadequate funds, the Company bears credit risk. In North America, the Company’s sponsor bank holds merchant funds that are available to meet merchant chargeback liabilities if the merchant has inadequate funds to the meet the obligation. Total merchant funds held at the Company’s sponsor bank totaled $6.6 million and $9.0 million as of December 31, 2024 and 2023, respectively. These amounts are not recorded on the Company’s Consolidated Balance Sheets.
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

The change in the Company’s allowance for doubtful accounts was as follows:

	Year Ended December 31,
	2024	2023
Beginning balance	$22.7	$18.1
Additions to expense	6.5	9.2
Write-offs, net of recoveries and other adjustments	(8.2)	(4.6)
Ending balance	$21.0	$22.7
Accounts Payable
Accounts payable are primarily comprised of amounts due to the Company’s sponsor bank, payment networks, financial institutions and other third parties for interchange and processing fees, as well as other third party suppliers and vendors.
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
Other Intangible Assets, Net
Other intangible assets, net consists of items such as merchant relationships, acquired technology, trademarks and trade names, and capitalized software development costs. The Company capitalizes software development costs in developing internal use software when capitalization requirements have been met. Costs prior to meeting the capitalization requirements are expensed as incurred. Amortization of other intangible assets is computed using the straight-line method over the estimated useful life of each type of asset, which ranges from one to twenty years.
Impairment of long-lived assets
The Company evaluates long-lived assets (including intangible assets) for impairment whenever events or circumstances indicate that the carrying amounts of such assets may not be recoverable. An asset is considered impaired when the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If impaired, the asset’s carrying value is written down to its fair value. During 2023, in conjunction with the acquisition of Finaro, the Company ceased development on several in-process software development projects. It was determined that the intellectual property obtained in the Finaro transaction was better suited for the objectives of these projects. The total impairment charge associated with these projects was $18.6 million.
Crypto Settlement Assets and Liabilities
The Company recognizes a liability accompanied by an asset of the same value to reflect its obligation to safeguard the crypto settlement assets it holds on behalf of users of The Giving Block’s platform. These crypto settlement assets are comprised of numerous cryptocurrencies that are traded on numerous cryptocurrency exchanges. The liabilities and assets are remeasured at each reporting date at the fair value of the crypto settlement assets, which is determined using quoted prices from cryptocurrency exchanges. Crypto settlement assets are recorded within “Prepaid expenses and other current assets” and crypto settlement liabilities are recorded within “Accrued expenses and other current liabilities” on the Company’s Consolidated Balance Sheets. The Company’s agent, which acts as a cryptocurrency exchange and custodian, holds the cryptographic key information of the crypto settlement assets and is primarily obligated to secure the assets and protect them from loss or theft. The Company maintains the internal recordkeeping of the assets. The estimated fair value of the Company’s crypto settlement assets and crypto settlement liabilities was $5.7 million and $3.5 million as of December 31, 2024 and 2023, respectively.
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

Leases
The Company periodically enters into agreements in which it is the lessee, including office leases and warehouse space. These agreements meet the criteria for recognition as leases under Accounting Standards Codification (“ASC”) 842: Leases (“ASC 842”). Leases are classified as either operating or finance, based on the substance of the transaction at inception of the lease. Classification is reassessed if the terms of the lease are changed. Leases in which a significant portion of the risks and rewards of ownership are retained by the lessor are classified as operating leases. For these agreements, the Company recognizes an operating lease right-of-use asset and an operating lease liability based on the present value of the minimum lease payments over the non-cancelable lease term. Operating lease expense is recognized within “General and administrative expenses” in the Consolidated Statements of Operations on a straight-line basis over the period of the lease.
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
The Company’s performance obligation is to stand-ready to provide payment processing services for each day during the duration of the payment processing agreement. Providing payment processing services involves multiple promises including: 1) payment processing, 2) gateway services including tokenization and data encryption, 3) risk mitigation, and 4) settlement services. The Company considers each of these promises to be inputs to produce a combined output of providing a fully secured and integrated end-to-end payment processing service to a merchant. Further, the combination of these services is transformative in nature in that the significant integration allows for front-end and back-end risk mitigation, merchant portability, third-party software integrations, and enhanced reporting functionality. The Company applies the right to invoice practical expedient to payment processing services as each performance obligation is recognized over time and the amounts invoiced are reflective of the value transferred to the customer.
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
As part of the SaaS fees for its POS systems provided to merchants, the Company identified the following separate performance obligations under ASC 606:
(1)Software: The Company provides a “Hybrid Cloud” agreement which includes on-premise software as well as a cloud component. The on-premise solution interacts with the cloud service to provide an end-to-end integrated solution to the merchant. As the on-premise software and cloud-based service are transformative in nature, they are not distinct performance obligations. The revenue allocated to software from the monthly SaaS fee qualifies as a service and revenue is recognized ratably over time as the performance obligation represents a stand-ready obligation to provide the service.
(2)Hardware: The Company’s standard business practice is to provide hardware to its merchants as a lease. The hardware is typically accounted for as an operating lease and the revenue allocated to this performance obligation is recognized ratably over the contract term. In limited instances, hardware is sold to the customer. These transactions are typically the result of customer preference.
(3)Other support services: The Company offers customers technical support services and the leased hardware. Technical support services include the promise to provide the merchant with software updates if and when available. The Company also provides customers with assurance that its equipment will function in accordance with contract specifications over the lease term. Revenue allocated to this performance obligation is recognized ratably over time as the performance obligation represents a stand-ready obligation to provide the service.
Other Revenue
Other revenue includes revenue derived from hardware sales, software license sales, third-party residuals, and fees charged for technology support to merchants.
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
Treasury Stock
The Company periodically purchases its own common stock that is traded on public markets as part of an announced stock repurchase program. The Company records repurchases of common stock at cost in treasury stock on the Company’s Consolidated Balance Sheets. Upon retirement, the Company allocates the value of treasury stock between Additional paid-in capital and Retained earnings. The Company typically retires all repurchased shares within the quarter of repurchase.
Noncontrolling Interests
Noncontrolling interests primarily represents the economic interests of LLC Interests held by Rook. Income or loss is attributed to the noncontrolling interests based on the weighted average LLC Interests outstanding during the period. The noncontrolling interests’ ownership percentage will fluctuate over time as Rook elects to exchange LLC Interests for shares of Class A common stock, and as the number of shares of Class A common stock outstanding otherwise changes.

Additionally, as of December 31, 2024, the Company had a 75% controlling interest in Vectron Systems AG (“Vectron”). The Company consolidates 100% of Vectron’s assets, liabilities, revenues and expenses. The Company recognized a noncontrolling interest representing the 25% economic interest in Vectron not held by the Company, which amounted to $23.7 million as of December 31, 2024 and was calculated as the number of shares of Vectron’s common stock not owned by the Company, multiplied by the price per share of Vectron’s common stock as of the acquisition date.
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
PRSUs
Vesting for PRSUs is typically subject to satisfying objective operating performance conditions. Compensation expense for PRSUs is based on the fair value of the award on the date of grant. Compensation expense is recognized during the vesting period only when it is probable that the operating performance conditions will be achieved. The Company records a cumulative adjustment to compensation expense for PRSUs if there is a change in the determination of the probability that the operating performance conditions will be achieved. In recent years, expense associated with PRSUs has been immaterial.
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

Basic and Diluted Net Income Per Share
The Company applies the two-class method for calculating and presenting net income per share, and separately presents net income per share for Class A common stock and Class C common stock. In applying the two-class method, the Company determined that undistributed earnings should be allocated equally on a per share basis between Class A and Class C common stock. Under the Company’s Certificate of Incorporation, the holders of the Class A and Class C common stock are entitled to participate in earnings ratably, on a share-for-share basis, as if all shares of common stock were of a single class, and in such dividends as may be declared by the Company’s Board of Directors (the “Board”). Holders of the Class A and Class C common stock also have equal priority in liquidation. Shares of Class B common stock do not participate in earnings of Shift4 Payments, Inc. As a result, the shares of Class B common stock are not considered participating securities and are not included in the weighted-average shares outstanding for purposes of basic net income per share.
Investments in securities
Investments in securities are comprised of the Company’s investments in equity securities.
The Company’s investments in equity securities are non-marketable investments which have no readily determinable fair values and are generally measured using the measurement alternative, which is defined as cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. Investments in non-marketable equity securities totaled $2.5 million and $62.2 million as of December 31, 2024 and 2023, respectively, and are included in “Other noncurrent assets” in the Consolidated Balance Sheets. Adjustments for these investments, if any, are recorded in “Gain on investments in securities” on the Consolidated Statements of Operations. During the year ended December 31, 2024, the Company sold $121.1 million of non-marketable equity securities and remeasured certain of its investments in securities based on secondary offerings of identical securities by the respective companies in 2024.
Research and Development Costs
The Company expenses research and development costs as incurred. Research and development expenses, which consists primarily of third-party costs, were $4.3 million, $1.2 million, and $0.5 million for the years ended December 31, 2024, 2023, and 2022, respectively, and are included in “General and administrative expenses” in the Consolidated Statements of Operations.
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
Concentration Risk
The Company’s merchant processing activity in North America is facilitated by one vendor. The Company believes that this vendor maintains appropriate backup systems and alternative arrangements to avoid a significant disruption of the processing in the event of an unforeseen event.
A majority of the Company’s revenue is derived from the processing of card transactions. Because the Company is not a “member bank” in North America, in order to process these bank card transactions, the Company has entered into a sponsorship agreement with a member bank. The agreement with the bank sponsor requires, among other things, that the Company abide by the by-laws and regulations of the credit card companies. If the Company breaches the sponsorship agreement, the bank sponsor may terminate the agreement and, under the terms of the agreement, the Company would have 180 days to identify an alternative bank sponsor.

Recent Accounting Pronouncements
Accounting Pronouncements Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures, to help enhance disclosures about significant segment expenses by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The amendments in ASU 2023-07 became effective for the Company’s 2024 annual financial statements. The adoption did not have a significant impact on the Company’s consolidated financial statements.
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
Accounting Pronouncements Not Yet Adopted
In January 2025, the SEC issued Staff Accounting Bulletin No. 122 (“SAB 122”), which rescinds the interpretive guidance included in SAB 121 regarding the accounting for obligations to safeguard crypto-assets an entity holds for users of its crypto platform. The guidance in SAB 121 required entities that hold crypto-assets on behalf of platform users to recognize a liability accompanied by an asset of the same value on its balance sheet to reflect the entity’s obligation to safeguard the crypto-assets held for its platform users. Therefore, beginning in 2025, the Company will no longer recognize crypto settlement assets and liabilities on its Consolidated Balance Sheets. The adoption of SAB 122 will have no impact on the Company’s Consolidated Statements of Operations or Consolidated Statements of Cash Flows.
In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses, which requires additional disclosure of certain amounts included in the expense captions presented on the Statements of Operations as well as disclosures about selling expenses. ASU 2024-03 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, with early adoption permitted. Besides the additional disclosures noted above, the Company does not believe ASU 2024-03 will have a significant impact on its financial statement disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures, which provides qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation by jurisdiction of income taxes paid. ASU 2023-09 is effective on a prospective basis beginning in 2025. Besides the additional disclosures noted above, the Company does not believe ASU 2023-09 will have a significant impact on its financial statement disclosures.
2.Acquisitions
Each of the following acquisitions was accounted for as a business combination using the acquisition method of accounting. The respective purchase prices were allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill and represents the future economic benefits arising from other assets acquired, which cannot be individually identified or separately recognized. Supplemental pro forma financial information has not been provided as the acquisitions were not considered material individually or in the aggregate.

Eigen
On November 18, 2024, the Company completed the acquisition of Eigen Payments (“Eigen”) for $115.0 million of total purchase consideration, net of cash acquired. Eigen is a Canadian-based provider of payment solutions for the retail, restaurant and hospitality industries that management believes will strengthen the Company’s position within these verticals. Total purchase consideration was as follows:

Cash	$124.8
Total purchase consideration	124.8
Less: cash acquired	(9.8)
Total purchase consideration, net of cash acquired	$115.0

The following table summarizes the fair value assigned to the assets acquired and liabilities assumed at the acquisition date. These amounts reflect various preliminary fair value estimates and assumptions, and are subject to change within the measurement period as valuations are finalized. The primary area of preliminary purchase price allocation subject to change relates to the valuation of other intangible assets and residual goodwill.

Accounts receivable	$1.7
Prepaid expenses and other current assets	0.3
Goodwill (a)	76.0
Other intangible assets	52.4
Equipment for lease, net	0.5
Property, plant and equipment, net	0.3
Right-of-use assets	0.5
Accounts payable	(0.7)
Accrued expenses and other current liabilities	(0.5)
Deferred revenue	(0.8)
Current lease liabilities	(0.3)
Deferred tax liabilities	(14.2)
Noncurrent lease liabilities	(0.2)
Net assets acquired	$115.0

(a) Goodwill is not deductible for tax purposes.
The following table provides further detail on other intangible assets acquired:

Merchant relationships	$51.6
Acquired technology	0.8
Other intangible assets	$52.4
The fair values of other intangible assets were estimated using inputs classified as Level 3 under the income approach using the relief-from-royalty method for acquired technology and the multi-period excess earnings method for merchant relationships. This transaction was not taxable for income tax purposes. The estimated life of acquired technology and merchant relationships are one and fifteen years, respectively.
The acquisition of Eigen did not have a material impact on the Company’s consolidated financial statements.

Givex
On November 8, 2024, the Company completed the acquisition of Givex Corp. (“Givex”) for $127.8 million of total purchase consideration, net of cash acquired. Givex is a global provider of gift cards, loyalty programs, and POS solutions which management believes will significantly increase the Company’s overall customer base and geographic footprint. Total purchase consideration was as follows:

Cash	$146.0
Total purchase consideration	146.0
Less: cash acquired	(18.2)
Total purchase consideration, net of cash acquired	$127.8

The following table summarizes the fair value assigned to the assets acquired and liabilities assumed at the acquisition date. These amounts reflect various preliminary fair value estimates and assumptions, and are subject to change within the measurement period as valuations are finalized. The primary area of preliminary purchase price allocation subject to change relates to the valuation of accounts receivable, other intangible assets, accounts payable, accrued expenses and other current liabilities, and residual goodwill.

Accounts receivable	$8.6
Inventory	2.2
Prepaid expenses and other current assets	1.2
Goodwill (a)	84.3
Other intangible assets	66.1
Property, plant and equipment, net	1.5
Right-of-use assets	1.1
Other noncurrent assets	1.7
Accounts payable	(4.8)
Accrued expenses and other current liabilities	(4.7)
Current lease liabilities	(0.4)
Current portion of long-term debt	(2.2)
Deferred tax liabilities	(17.5)
Noncurrent lease liabilities	(0.8)
Other noncurrent liabilities	(8.5)
Net assets acquired	$127.8

(a) Goodwill is not deductible for tax purposes.
The following table provides further detail on other intangible assets acquired:

Merchant relationships	$58.2
Acquired technology	6.6
Trademark and trade names	1.3
Other intangible assets	$66.1
The fair values of other intangible assets were estimated using inputs classified as Level 3 under the income approach using the relief-from-royalty method for acquired technology and the trade name, and the multi-period excess earnings method for merchant relationships. This transaction was not taxable for income tax purposes. The estimated life of acquired technology, merchant relationships and trade name are ten, fifteen and three years, respectively.
The acquisition of Givex did not have a material impact on the Company’s consolidated financial statements.

Vectron
On June 14, 2024, the Company acquired a majority stake in Vectron Systems AG (“Vectron”). Based in Germany, Vectron is a supplier of POS systems to the restaurant and hospitality industries that management believes will provide the Company with local product expertise and a European distribution network of POS resellers. Throughout the remainder of June and July 2024, the Company purchased additional shares of Vectron’s common stock through a public tender offer and open market purchases. As of December 31, 2024, the Company owned approximately 75% of Vectron’s common stock, for which it paid $62.7 million of total purchase consideration, net of cash acquired. The Company is in the process of gaining operational control of Vectron via a domination and profit and loss transfer agreement (DPLTA). The Company consolidates 100% of Vectron’s assets, liabilities, revenues and expenses and records a noncontrolling interest balance for the 25% economic interest in Vectron not held by the Company. Total purchase consideration was as follows:

Cash	$66.9
Contingent consideration (a)	2.9
Total purchase consideration	69.8
Less: cash acquired	(7.1)
Total purchase consideration, net of cash acquired	62.7
Noncontrolling interest	24.9
Fair value of net assets acquired	$87.6

(a) The Company agreed to a cash earnout due to certain former shareholders of Vectron based on the achievement against certain operational metrics through 2027. The actual earn out can range between zero and €7.0 million. The fair value of the earnout was included in the initial purchase consideration and will be revalued and recorded quarterly until the end of the earnout period as a fair value adjustment within “Revaluation of contingent liabilities” in the Company’s Consolidated Statements of Operations. As of December 31, 2024, the fair value of the earnout was $3.8 million, which is recognized in “Other noncurrent liabilities” on the Company’s Consolidated Balance Sheets.

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

Accounts receivable	$7.5
Inventory	3.4
Prepaid expenses and other current assets	6.3
Goodwill (a)	80.7
Other intangible assets	30.1
Property, plant and equipment, net	1.5
Right-of-use assets	8.9
Other noncurrent assets	2.5
Accounts payable	(5.3)
Accrued expenses and other current liabilities	(6.6)
Deferred revenue	(4.6)
Current lease liabilities	(1.2)
Deferred tax liabilities, net	(9.5)
Noncurrent lease liabilities	(7.9)
Other noncurrent liabilities (b)	(18.2)
Net assets acquired	$87.6

(a) Goodwill is not deductible for tax purposes.
(b) In connection with the Company’s majority stake in Vectron and due to Vectron’s acquisition of Acardo Group AG (“Acardo”) in December 2022, the Company became party to an earnout agreement with certain former shareholders of Acardo. The earnout is payable in multiple tranches, with up to €25.0 million payable in 2026. This amount is based on a multiple of the average of Acardo’s earnings before interest and taxes (“EBIT”) achieved in 2024 and 2025. Additionally, a percentage of Acardo’s net income for fiscal years 2023, 2024 and 2025 are payable in 2025 and 2026. Each portion of the earnout is expected to be paid in cash. The fair value of the earnout was included in the initial purchase consideration and will be revalued quarterly until the end of the earnout period as a fair value adjustment within “Revaluation of contingent liabilities” in the Company’s Consolidated Statements of Operations. As of December 31, 2024, the fair value of the earnout was $12.1 million, of which $0.7 million was recognized in “Accrued expenses and other current liabilities” and $11.4 million was recognized in “Other noncurrent liabilities” on the Company’s Consolidated Balance Sheets.

The following table provides further detail on other intangible assets acquired:

Merchant relationships	$26.8
Acquired technology	2.0
Trademarks and trade names	1.3
Other intangible assets	$30.1
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
The acquisition of Vectron did not have a material impact on the Company’s consolidated financial statements.
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

Cash	$262.6
Total purchase consideration	262.6
Less: cash acquired	(17.3)
Total purchase consideration, net of cash acquired	$245.3

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

Accounts receivable	$9.9
Inventory	1.8
Prepaid expenses and other current assets	4.4
Property, plant and equipment, net	0.3
Right-of-use assets	1.4
Goodwill (a)	123.1
Other intangible assets	118.9
Deferred tax assets	7.9
Other noncurrent assets	0.3
Accounts payable	(6.6)
Accrued expenses and other current liabilities	(7.1)
Deferred revenue	(6.1)
Current lease liabilities	(0.6)
Noncurrent lease liabilities	(1.0)
Other noncurrent liabilities	(1.3)
Net assets acquired	$245.3

(a) Goodwill is not deductible for tax purposes.
The following table provides further detail on other intangible assets acquired:

Merchant relationships	$106.3
Acquired technology	10.9
Trademarks and trade names	1.7
Other intangible assets	$118.9
The fair values of other intangible assets were estimated using inputs classified as Level 3 under the income approach using the relief-from-royalty method for acquired technology and the trade name, and the multi-period excess earnings method for merchant relationships. Management’s estimates of fair value are based upon assumptions related to projected revenues, earnings before interest income, interest expense, income taxes, and depreciation and amortization (“EBITDA”) margins, attrition rates, and discount rates. This transaction was not taxable for income tax purposes. The estimated life of acquired technology, merchant relationships and trade name are three, ten and three years, respectively.
The acquisition of Revel did not have a material impact on the Company’s consolidated financial statements.

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
Disaggregated Revenue
The following table presents a disaggregation of the Company’s revenue from contracts with customers based on similar operational characteristics:

	Year Ended December 31,
	2024	2023	2022
Payments-based revenue	$2,990.1	$2,386.0	$1,857.1
Subscription and other revenues	340.5	178.8	136.5
Total	$3,330.6	$2,564.8	$1,993.6
The vast majority of the Company’s revenue is recognized over time.
Contract Liabilities
The Company charges merchants for various post-contract license support and service fees. These fees typically relate to a period of one year. The Company recognizes the revenue on a straight-line basis over its respective period. As of December 31, 2024 and 2023, the Company had deferred revenue of $18.9 million and $22.5 million, respectively. The change in the contract liabilities was primarily the result of a timing difference between payment from the customer and the Company’s satisfaction of each performance obligation.
The amount of gross revenue recognized that was included in the December 31, 2023 balance of deferred revenue was $21.8 million for the year ended December 31, 2024.
4.Goodwill
The changes in the carrying amount of goodwill were as follows:

Balance at December 31, 2023	$1,111.3
Eigen acquisition	76.0
Givex acquisition	84.3
Vectron acquisition	80.7
Revel acquisition	123.1
Effect of foreign currency translation, adjustments related to prior period acquisitions, and other	(19.8)
Balance at December 31, 2024	$1,455.6

5.Depreciation and Amortization
Amounts charged to expense in the Company’s Consolidated Statements of Operations for depreciation and amortization were as follows:

	Amortization			Depreciation
	Residual Commission Buyouts	Other Intangible Assets	Capitalized Customer Acquisition Costs	Equipment Under Lease	Property, Plant and Equipment	Total
Year Ended December 31, 2024
Depreciation and amortization expense	$87.5	$46.9	$—	$54.4	$10.7	$199.5
Cost of sales	—	71.1	25.5	—	0.5	97.1
Total depreciation and amortization (a)	$87.5	$118.0	$25.5	$54.4	$11.2	$296.6

Year Ended December 31, 2023
Depreciation and amortization expense	$86.9	$24.3	$—	$35.3	$7.3	$153.8
Cost of sales	—	41.2	18.5	—	1.1	60.8
Total depreciation and amortization (b)	$86.9	$65.5	$18.5	$35.3	$8.4	$214.6

Year Ended December 31, 2022
Depreciation and amortization expense	$41.4	$22.4	$—	$28.4	$4.3	$96.5
Cost of sales	—	27.5	24.2	—	0.9	52.6
Total depreciation and amortization (c)	$41.4	$49.9	$24.2	$28.4	$5.2	$149.1
(a)    Total amortization of $231.0 million consists of amortization of acquired intangibles of $167.0 million and amortization of non-acquired intangibles of $64.0 million.
(b)    Total amortization of $170.9 million consists of amortization of acquired intangibles of $127.8 million and amortization of non-acquired intangibles of $43.1 million.
(c)    Total amortization of $115.5 million consists of amortization of acquired intangibles of $77.9 million and amortization of non-acquired intangibles of $37.6 million.
As of December 31, 2024, the estimated amortization expense for each of the five succeeding years and thereafter is as follows:

	Residual Commission Buyouts	Other Intangible Assets	Capitalized Customer Acquisition Costs	Total Amortization
2025	$88.6	$132.3	$26.3	$247.2
2026	54.6	113.6	20.2	188.4
2027	6.1	90.2	13.8	110.1
2028	4.5	63.4	5.0	72.9
2029	1.5	62.3	—	63.8
Thereafter	1.9	296.6	—	298.5
Total	$157.2	$758.4	$65.3	$980.9

6.Residual Commission Buyouts
Residual commission buyouts represent transactions with certain third-party distribution partners, pursuant to which the Company acquires their ongoing merchant relationships that subscribe to the Company’s end-to-end payments platform.
Residual commission buyouts, net consisted of the following:

	Weighted Average Amortization Period (in years)	December 31, 2024
		Carrying Value	Accumulated Amortization	Net Carrying Value
Residual commission buyouts from asset acquisitions	4	$337.3	$(190.1)	$147.2
Residual commission buyouts from business combinations	8	13.9	(3.9)	10.0
Total residual commission buyouts		$351.2	$(194.0)	$157.2

	Weighted Average Amortization Period (in years)	December 31, 2023
		Carrying Value	Accumulated Amortization	Net Carrying Value
Residual commission buyouts from asset acquisitions	4	$323.6	$(105.7)	$217.9
Residual commission buyouts from business combinations	8	13.9	(2.2)	11.7
Total residual commission buyouts		$337.5	$(107.9)	$229.6
7.Other Intangible Assets, Net
Other intangible assets, net consisted of the following:

	Weighted Average Amortization Period (in years)	December 31, 2024
		Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	12	$584.0	$(95.4)	$488.6
Acquired technology	8	269.0	(112.3)	156.7
Trademarks and trade names	12	29.4	(8.5)	20.9
Capitalized software development costs	3	150.7	(58.5)	92.2
Total other intangible assets, net		$1,033.1	$(274.7)	$758.4

	Weighted Average Amortization Period (in years)	December 31, 2023
		Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	11	$340.6	$(57.8)	$282.8
Acquired technology	9	257.6	(80.8)	176.8
Trademarks and trade names	13	28.1	(6.3)	21.8
Capitalized software development costs	3	98.8	(34.1)	64.7
Banking license	2	3.0	(0.3)	2.7
Total other intangible assets, net		$728.1	$(179.3)	$548.8
8.Capitalized Customer Acquisition Costs, Net
Capitalized customer acquisition costs, net consisted of the following:

	Weighted Average Amortization Period (in years)
		Carrying Value	Accumulated Amortization	Net Carrying Value
Total costs as of December 31, 2024	4	$118.1	$(52.8)	$65.3
Total costs as of December 31, 2023	4	$96.6	$(44.9)	$51.7

9.Equipment for Lease, Net
Equipment for lease, net consisted of the following:

	Weighted Average Depreciation Period (in years)	December 31, 2024
		Carrying Value	Accumulated Depreciation	Net Carrying Value
Equipment under lease	4	$243.6	$(93.0)	$150.6
Equipment held for lease (a)	N/A	14.5	—	14.5
Total equipment for lease, net		$258.1	$(93.0)	$165.1

	Weighted Average Depreciation Period (in years)	December 31, 2023
		Carrying Value	Accumulated Depreciation	Net Carrying Value
Equipment under lease	4	$181.2	$(69.6)	$111.6
Equipment held for lease (a)	N/A	11.5	—	11.5
Total equipment for lease, net		$192.7	$(69.6)	$123.1
(a)Represents equipment that was not yet initially deployed to a merchant and, accordingly, is not being depreciated.
10.Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	December 31, 2024	December 31, 2023
Equipment	$21.0	$21.9
Capitalized software	4.4	3.5
Leasehold improvements	19.5	18.7
Furniture and fixtures	2.4	2.2
Vehicles	0.5	0.4
Total property, plant and equipment, gross	47.8	46.7
Less: Accumulated depreciation	(20.6)	(18.1)
Total property, plant and equipment, net	$27.2	$28.6
11.Debt
The Company’s outstanding debt consisted of the following:

	Maturity	Effective Interest Rate	December 31, 2024	December 31, 2023

6.750% Senior Notes due 2032 ("2032 Senior Notes")	August 15, 2032	6.92%	$1,100.0	$—
Convertible Senior Notes due 2025 ("2025 Convertible Notes")	December 15, 2025	0.49%	690.0	690.0
Convertible Senior Notes due 2027 ("2027 Convertible Notes")	August 1, 2027	0.90%	632.5	632.5
4.625% Senior Notes due 2026 ("2026 Senior Notes")	November 1, 2026	5.13%	450.0	450.0
Total debt principal			2,872.5	1,772.5
Less: Unamortized capitalized financing fees			(31.5)	(22.3)
Total debt			$2,841.0	$1,750.2

Current portion of debt			$686.9	$—
Long-term debt			2,154.1	1,750.2
Total debt			$2,841.0	$1,750.2

Amortization of capitalized financing fees is included within “Interest expense” in the Company’s Consolidated Statements of Operations. Amortization expense for capitalized financing fees was $9.3 million, $8.3 million, and $8.1 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Future principal payments
As of December 31, 2024, future principal payments associated with the Company’s long-term debt were as follows:

2025	$690.0
2026	450.0
2027	632.5
Thereafter	1,100.0
Total	$2,872.5
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
Debt issuance costs related to the 2025 Convertible Notes and 2027 Convertible Notes comprised of discounts and commissions payable to the initial purchasers and third-party offering costs total $16.4 million and $14.8 million, respectively. Unamortized debt issuance costs for the 2025 Convertible Notes at December 31, 2024 and 2023 were $3.1 million and $6.4 million, respectively. The net carrying amount of the 2025 Convertible Notes as of December 31, 2024 and 2023 was $686.9 million and $683.6 million, respectively. Unamortized debt issuance costs for the 2027 Convertible Notes at December 31, 2024 and 2023 were $6.5 million and $9.0 million, respectively. The net carrying amount of the 2027 Convertible Notes as of December 31, 2024 and 2023 was $626.0 million and $623.5 million, respectively.

Senior Notes due 2026
In October 2020, the Company’s subsidiaries Shift4 Payments, LLC and Shift4 Payments Finance Sub, Inc. (together, the “Issuers”) issued an aggregate of $450.0 million principal amount of 4.625% Senior Notes due 2026 (“2026 Senior Notes”). The Company received net proceeds, after deducting initial purchasers’ discounts and estimated offering expenses, of approximately $442.8 million from the 2026 Senior Notes Offering. The 2026 Senior Notes mature on November 1, 2026, and accrue interest at a rate of 4.625% per year. Interest on the 2026 Senior Notes is payable semi-annually in arrears on each May 1 and November 1, commencing on May 1, 2021. At any time, the Issuers may redeem all or a portion of the 2026 Senior Notes at the redemption prices set forth in the indenture governing the 2026 Senior Notes, plus accrued and unpaid interest, if any, to but excluding, the date of redemption. The Issuers may make such redemption so long as, after giving effect to any such redemption, at least 50% of the original aggregate principal amount of the 2026 Senior Notes (including any additional 2026 Senior Notes) remains outstanding (unless all 2026 Senior Notes are redeemed concurrently) and such redemption occurs not less than 10 days nor more than 60 days prior notice to the holders of the 2026 Senior Notes.
Debt issuance costs related to the 2026 Senior Notes comprised of discounts and commissions payable to the initial purchasers and third-party offering costs totaling $7.6 million and consent payments to noteholders of $4.5 million. Unamortized debt issuance costs for the 2026 Senior Notes at December 31, 2024 and 2023 were $4.1 million and $6.3 million, respectively. The net carrying amount of the 2026 Senior Notes as of December 31, 2024 and 2023 was $445.9 million and $443.7 million, respectively.
The 2026 Senior Notes have not been registered under the Securities Act of 1933, as amended (“the Securities Act”), or the securities laws of any other jurisdiction. The 2026 Senior Notes were sold to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A and outside the U.S. pursuant to Regulation S of the Securities Act.
Senior Notes due 2032
In August 2024, the Company’s subsidiaries Shift4 Payments, LLC and Shift4 Payments Finance Sub, Inc. (together, the “Issuers”) issued an aggregate of $1,100.0 million principal amount of 6.750% Senior Notes due 2032 (the “2032 Senior Notes”). The Company received the net proceeds, after deducting initial purchasers’ discounts and estimated offering expenses, of approximately $1,088.7 million from the 2032 Senior Notes offering. The 2032 Senior Notes mature on August 15, 2032, and accrue interest at a rate of 6.750% per year. Interest on the 2032 Senior Notes is payable semi-annually in arrears on each February 15 and August 15, commencing on February 15, 2025.
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
The 2032 Senior Notes have not been registered under the Securities Act or the securities laws of any other jurisdiction. The 2032 Senior Notes were sold to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A and outside the U.S. pursuant to Regulation S of the Securities Act.
Revolving Credit Facility
Second Amended and Restated Revolving Credit Facility
In September 2024, Shift4 Payments, LLC (the “Borrower”) entered into a Second Amended and Restated First Lien Credit Agreement (the “Credit Agreement”), providing for a $450.0 million senior secured revolving credit facility (“Revolving Credit Facility”), $112.5 million of which is available for the issuance of letters of credit. The Credit Agreement amended, restated and replaced the Borrower’s prior Amended and Restated First Lien Credit Agreement, entered into on January 29, 2021, as amended, and refinanced the $100.0 million revolving credit facility thereunder. The Company capitalized approximately $4.3 million of financing fees in connection with this refinancing.

Loans incurred under the Revolving Credit Facility bear interest a rate per annum equal to, at the Borrower’s option, either (i) a term SOFR based rate (subject to a 0.0% floor), plus a margin of 2.00% per annum, or (ii) an alternate base rate (equal to the highest of the Federal Funds Effective Rate plus 0.50%, the term SOFR rate for an interest rate period of one month (subject to a 0.0% floor) plus 1.00%, and the prime rate announced by the administrative agent from time to time), plus a margin of 1.00% per annum. The Revolving Credit Facility matures on September 5, 2029. The Credit Agreement requires periodic interest payments until maturity on any outstanding amounts borrowed. In addition, the Borrower is required to pay a commitment fee under the Revolving Credit Facility in respect of the unutilized commitments thereunder at a rate of 0.25% per annum. The Borrower is also subject to customary letter of credit and agency fees.
There were no borrowings and borrowing capacity on the Revolving Credit Facility was $450.0 million as of December 31, 2024.
Restrictions and Covenants
The 2025 Convertible Notes, 2026 Senior Notes, 2027 Convertible Notes, 2032 Senior Notes (collectively, the “Notes”) and Revolving Credit Facility include certain restrictions on the ability of Shift4 Payments, LLC to make loans, advances, or pay dividends to Shift4 Payments, Inc.
As of December 31, 2024 and 2023, the Company was in compliance with all financial covenants under its debt agreements.
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
Acquisition-Related Contingent Consideration
The Company’s acquisitions often include contingent consideration, or earnout, provisions. The total fair value of contingent consideration related to the acquisitions of Vectron, Finaro, and two other acquisitions as of December 31, 2024 was $26.2 million, of which $7.2 million is included in “Accrued expenses and other current liabilities” and $19.0 million is included within “Other noncurrent liabilities” on the Company’s Consolidated Balance Sheets. The balance as of December 31, 2024 is inclusive of the contingent consideration agreement Vectron was party to related to its purchase of Acardo. The change in fair value of these liabilities is included in “Revaluation of contingent liabilities” on the Company’s Consolidated Statements of Operations. Each of these fair value measurements utilize Level 3 inputs, such as projected merchants acquired, projected revenues, discount rates and other subjective inputs. See Note 2 for further information on the contingent consideration for Vectron.
Online Payments Group
The Company entered into an earnout agreement with the former shareholders of Online Payments Group, not to exceed $60.0 million, with $30.0 million of the earnout payable as of September 2023 (“Tranche 1”) if key customers of Online Payments Group contribute a specified amount of revenue from September 29, 2022 to September 28, 2023 and the remaining $30.0 million payable as of September 2024 (“Tranche 2”) if key customers contribute a specified amount of revenue from September 29, 2022 to September 28, 2024. The fair value of the earnout was included in the initial purchase consideration and was revalued quarterly until the end of the earnout period as a fair value adjustment within “Revaluation of contingent liabilities” in the Company’s Consolidated Statements of Operations. Tranche 1 was fully earned and paid in 2023, and Tranche 2 was fully earned and paid in 2024. Both tranches were paid 50% in shares of the Company’s Class A common stock and 50% in cash.

The table below provides a reconciliation of the beginning and ending balances for the Level 3 contingent liabilities:

	Year Ended December 31, 2024
	Contingent Liabilities for Acquisitions	Contingent Liabilities for Assets Acquired	Total Contingent Liabilities
Balance at beginning of period	$32.2	$1.4	$33.6
Contingent consideration	22.8	—	22.8
Fair value adjustments	4.0	0.3	4.3
Impact of foreign exchange	(1.6)	—	(1.6)
Contingent liabilities that achieved earnout	(31.2)	(1.7)	(32.9)
Balance at end of period	$26.2	$—	$26.2
Fair value adjustments for contingent liabilities for acquisitions are recorded within “Revaluation of contingent liabilities” in the Company’s Consolidated Statements of Operations. There were no transfers into or out of Level 3 during the year ended December 31, 2024.
The estimated fair value of the Company’s outstanding debt using quoted prices from over-the-counter markets, considered Level 2 inputs, was as follows.

	December 31, 2024		December 31, 2023
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
2032 Senior Notes	$1,086.5	$1,119.4	$—	$—
2025 Convertible Notes	686.9	927.8	683.6	766.5
2027 Convertible Notes	626.0	684.0	623.5	593.2
2026 Senior Notes	445.9	443.2	443.7	438.2
Total	$2,845.3	$3,174.4	$1,750.8	$1,797.9

(a) Carrying value excludes unamortized debt issuance costs related to the Revolving Credit Facility of $4.3 million and $0.6 million as of December 31, 2024 and 2023, respectively.
The estimated fair value of the Company’s investments in non-marketable equity securities was $2.5 million and $62.2 million as of December 31, 2024 and 2023, respectively. During the fourth quarter of 2024, the Company sold $121.1 million of a non-marketable security. These non-marketable equity investments have no readily determinable fair values and are measured using the measurement alternative, which is defined as cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. Adjustments for these investments, if any, are recorded in “Gain on investments in securities” on the Company’s Consolidated Statements of Operations.
The estimated fair value of the Company’s crypto settlement assets and crypto settlement liabilities was $5.7 million and $3.5 million as of December 31, 2024 and 2023, respectively. The Company has valued the assets and liabilities using quoted prices from active cryptocurrency exchanges for the underlying crypto assets, considered Level 2 inputs.
Other financial instruments not measured at fair value on the Company’s Consolidated Balance Sheets at December 31, 2024 and 2023 include cash and cash equivalents, restricted cash, settlement assets, accounts receivable, prepaid expenses and other current assets, collateral held by the card networks, other noncurrent assets, settlement liabilities, accounts payable, accrued expenses and other current liabilities, bank deposits, and other noncurrent liabilities, as their estimated fair values reasonably approximate their carrying value as reported on the Company’s Consolidated Balance Sheets.
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

Components of income tax benefit (provision) consist of the following:

	Year Ended December 31,
	2024	2023	2022
Current
Federal	$(11.2)	$(0.7)	$(0.3)
State	(3.7)	(0.4)	—
Foreign	(11.0)	(4.2)	(2.0)
Total current income tax benefit (provision)	(25.9)	(5.3)	(2.3)
Deferred
Federal	252.0	5.5	0.9
State	65.9	2.3	1.0
Foreign	4.1	0.9	0.2
Total deferred income tax benefit (provision)	322.0	8.7	2.1
Total income tax benefit (provision)	$296.1	$3.4	$(0.2)
A reconciliation of the U.S. statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
Noncontrolling interests/effect of pass-through entities (LLC income (loss))	850.0%	(6.5%)	(3.3%)
State income taxes, net of federal benefit	(250.0%)	25.9%	(13.3%)
Permanent items	106.3%	2.1%	0.8%
Impacts of business combinations	—%	—%	(7.4%)
Impacts of Recording Tax Receivable Agreement	262.5%	—%	—%
Change in fair value of contingent consideration	—%	0.9%	(11.5%)
Foreign rate differential	450.0%	0.4%	1.7%
Unrecognized tax benefit	—%	—%	1.0%
Change in valuation allowance	18,100.0%	(47.4%)	9.1%
Equity-based compensation	6.3%	0.2%	2.3%
Research and development tax credits	93.7%	—%	—%
U.S. taxation of worldwide subsidiaries, net of foreign tax credits	(1,137.5%)	—%	—%
Other	4.0%	0.6%	(0.2%)
Effective income tax rate	18,506.3%	(2.8%)	0.2%
The following table sets forth the Company’s income (loss) before income taxes for its domestic and foreign operations for the years ended December 31, 2024, 2023, and 2022:

	December 31,
	2024	2023	2022
Domestic	$(61.4)	$110.0	$89.6
Foreign	59.8	9.5	(2.7)
Income (loss) before income taxes	$(1.6)	$119.5	$86.9

Details of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2024	2023
Deferred tax assets:
Investment in Shift4 Payments, LLC	$465.3	$249.4
Net operating loss and tax credits carryforward	84.0	87.6
Lease liabilities	5.5	1.7
Equity-based compensation	8.3	6.3
Accrued expenses	1.9	2.4
Other	19.2	6.4
Subtotal	584.2	353.8
Valuation allowance	(137.4)	(334.1)
Total deferred tax assets	446.8	19.7

Deferred tax liabilities:
Intangible assets	(100.4)	(38.6)
Fixed assets	(1.3)	(2.1)
Right-of-use assets	(4.9)	(2.0)
Other liabilities	(4.0)	(5.0)
Total deferred tax liabilities	(110.6)	(47.7)
Net deferred tax asset (liability)	$336.2	$(28.0)
The Company has a deferred tax asset for the difference between the financial reporting and the tax basis of its investment in Shift4 Payments, LLC. The deferred tax asset above considers the iterative impact of the Tax Receivable Agreement (“TRA”) liability.
In prior periods, the Company maintained a full valuation allowance on the net deferred tax assets of Shift4 Payments, Inc. which are comprised primarily of differences in the book and tax basis of Shift4 Payments, Inc.’s investments in Shift4 Payments, LLC. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income sufficient to utilize the deferred tax assets on income tax returns. In prior periods, management had determined that its net deferred tax assets were not more likely than not going to be realized due to existence of significant negative evidence that the Company was in a three-year cumulative loss position. Considering this and other factors, Shift4 Payments, Inc.’s full valuation allowance was maintained through the period ended June 30, 2024.
During 2024, management assessed the realizability of deferred tax assets and concluded that it is more likely than not that its deferred tax assets will be realized and that a full valuation allowance is no longer required. The assessment included the fact that as of December 31, 2024, the Company is no longer in a three-year cumulative loss position and is projecting sufficient income in future periods to realize its deferred tax assets. The Company continues to maintain a valuation allowance on the portion of deferred tax assets that require capital gains income because there are no current projections of capital gains income at this time.
Accordingly, a tax benefit of $289.0 million was recognized during the year ended December 31, 2024 relating to the release of the valuation allowance associated with the Company’s deferred tax assets and recording additional deferred tax assets related to the TRA liability.
As of December 31, 2024, the Company has $279.3 million federal and $341.2 million state net operating loss carryforwards, which are expected to expire on various dates as follows. The federal net operating loss carryforwards of $187.0 million generated in tax years after 2017 have an unlimited carryforward period, while the remaining $92.3 million generated in earlier tax years have a twenty year carryforward and will expire if unused between 2036 and 2037. The Company’s state net operating loss carryforwards are available to reduce future taxable income, which expire at various times through 2042.

Uncertain Tax Positions
The effects of uncertain tax positions are recognized in the consolidated financial statements if these positions meet a “more-likely-than-not” threshold. For those uncertain tax positions that are recognized in the consolidated financial statements, liabilities are established to reflect the portion of those positions it cannot conclude “more-likely-than-not” to be realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits within “Income tax benefit (expense)” in the Company’s Consolidated Statements of Operations. Accrued interest and penalties, if any, are included within “Deferred tax liability” in the Company’s Consolidated Balance Sheets. As of December 31, 2024 and 2023, $10.4 million and $4.7 million, respectively, of uncertain tax positions were recognized within “Other noncurrent liabilities” in the Company’s Consolidated Balance Sheets, which were primarily recognized in conjunction with acquisitions.
Below is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	Year Ended December 31,
	2024	2023	2022
Beginning balance	$4.7	$8.0	$—
Increase related to current year tax positions	0.7	0.8	0.9
Increase attributable to positions acquired through business combinations	6.0	0.9	7.1
Decrease related to prior year tax positions	(0.2)	—	—
Decrease attributable to measurement period adjustments	—	(5.0)
Decrease attributable to statute of limitation expirations	(0.8)	—	—
Ending balance	$10.4	$4.7	$8.0

Total amount of interest and penalties recognized in the Consolidated Statements of Operations	$0.6	$0.7	$0.1
Total amount of interest and penalties recognized in the Consolidated Balance Sheets	$2.0	$1.9	$1.8
All of the unrecognized tax benefits reflected in the above table would affect the effective tax rate, if recognized.
The Company files income tax returns as required by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company may be subject to examination by federal and certain state and local tax authorities. As of December 31, 2024, the Company’s federal and state and local income tax years 2022 through 2024 remain open and are subject to examination. Shift4 Payments, LLC is currently under examination by the Internal Revenue Service for the 2020 tax year and certain US corporate subsidiaries are under examination for the 2022 tax year.
The Company's open tax years by major taxing jurisdictions are as follows:

Jurisdiction	Open Tax Years
United States	2021 - 2024
Israel	2019 - 2024
Lithuania	2020 - 2024
Malta	2019 - 2024
Switzerland	2023 - 2024
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
As of December 31, 2024 and 2023, the Company recognized a TRA liability of $365.5 million and $5.1 million, respectively, after concluding it was probable that, based on estimates of future taxable income, the Company will realize tax benefits associated with the TRA. A payment of $1.7 million was made to the Continuing Equity Owners pursuant to the TRA during the year ended December 31, 2024. No payments were made to the Continuing Equity Owners pursuant to the TRA during the years ended December 31, 2023 or 2022. The estimation of liability under the TRA is by its nature imprecise and subject to significant assumptions regarding the amount, character, and timing of the taxable income of Shift4 Payments, Inc. in the future. Changes in tax laws or rates could also materially impact the estimated liability.
If Rook were to exchange any of its LLC Interests subsequent to December 31, 2024, such exchanges could generate additional deferred tax assets and TRA liability. As of December 31, 2024, the estimated impact of the exchange of all of Rook’s LLC Interests was an additional deferred tax asset of approximately $526.1 million and a TRA liability of approximately $447.2 million.
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
The expected future payments related to leases with initial non-cancellable lease terms in excess of one year at December 31, 2024 are as follows:

2025	$12.3
2026	10.8
2027	8.6
2028	5.6
2029	3.1
Thereafter	4.2
Total lease payments	44.6
Less: Interest	(4.3)
Present value of minimum payments	$40.3

Total operating lease expense, which is included in “General and administrative expenses” in the Company’s Consolidated Statements of Operations, was $14.0 million, $10.1 million, and $6.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. Included in total operating lease expense for the years ended December 31, 2024 and 2023 is $2.5 million and $0.9 million, respectively, of expense recognized on short-term leases which were not capitalized under ASC 842. Included in total operating lease expense for the years ended December 31, 2024 and 2023 is $2.5 million and $2.0 million, respectively, of variable expense.
Supplemental balance sheet information related to leases was as follows:

	December 31, 2024	December 31, 2023
Weighted average remaining in lease term (in years):	4.5	4.0
Weighted average discount rate	5.1%	5.1%
Operating lease payments included in operating cash flows were $10.3 million, $7.2 million and $5.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. Non-cash additions to operating lease assets were $11.4 million, $6.2 million and $6.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.
As Lessor
The Company provides hardware, including terminals and point-of-sale equipment, to its merchants under operating leases as the lessor. The Company’s operating leases generally include options to extend the contract for successive one-year periods. Extension options are not included in the determination of lease income unless, at lease inception, it is reasonably certain that the option will be exercised. The Company’s operating leases generally do not include purchase options.
Lease payments received are recognized as income on a straight-line basis over the term of the agreement in accordance with ASC 606 and classified as gross revenue on the Company’s Consolidated Statements of Operations.
15.Related Party Transactions
The Company has a service agreement with Jared Isaacman, the Company’s Chief Executive Officer and founder (“Founder”), including access to aircrafts and a property. Total expense for this service, which is included in “General and administrative expenses” in the Company’s Consolidated Statements of Operations, was $1.0 million for each of the years ended December 31, 2024, 2023 and 2022. There were no amounts outstanding at December 31, 2024 or 2023. In addition, during the year ended December 31, 2024, the Company made $19.8 million of distributions related to income taxes paid on behalf of Rook, which are included in “Distributions to noncontrolling interests” in the Company’s Consolidated Statements of Cash Flows.
In November 2021, the Company implemented a one-time discretionary equity award program for non-management employees. The Founder agreed to fund 50% of this program through a contribution of shares of his Class C common stock. During the year ended December 31, 2024, 99,269 shares of the Founder’s Class C common stock were contributed to fund the awards that vested. As of December 31, 2024, the expected remaining contribution from the Founder totaled 468,997 shares of his Class C common stock. Vesting of the awards is subject to the continued employment of non-management employees.
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
In September 2021, the Founder, through a wholly-owned special purpose vehicle (“SPV”), entered into two variable prepaid forward contracts (“VPF Contracts”) with an unaffiliated dealer (“Dealer”), one covering approximately 2.18 million shares of the Company’s Class A common stock and the other covering approximately 2.26 million shares of the Company’s Class A common stock. The VPF Contracts both fully settled pursuant to their terms on specified dates in June, July, August and September 2024, at which time the actual number of shares of the Company’s Class A common stock to be delivered by the SPV was determined based on the price of the Company’s Class A common stock on such dates relative to the forward floor price of approximately $66.424 per share and the forward cap price of approximately $112.09 per share for the contract covering approximately 2.18 million shares of the Company’s Class A common stock, and to the forward floor price of $66.424 per share and the forward cap price of approximately $120.39 per share for the contract covering approximately 2.26 million shares of the Company’s Class A common stock, with the aggregate number not to exceed approximately 4.44 million shares, which is the aggregate number of shares of Company’s Class B common stock LLC interests pledged by Rook to secure its obligations under the contracts. During the year ended December 31, 2024, 4,030,855 shares of the Company’s Class B common stock owned by the SPV were effectively converted to Class A common stock and delivered to the SPV through the VPF contracts.

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
On November 3, 2023, the Court consolidated the O’Meara and Baer Actions and appointed Plaintiff Baer as the lead plaintiff in the consolidated action. Lead Plaintiff Baer and Plaintiff O’Meara filed an amended complaint on January 5, 2024, purportedly brought on behalf of purchasers of the Company’s securities between June 5, 2020 and April 18, 2023, and alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, based on allegedly false and misleading statements about the Company’s business, operations, and compliance policies. The Company moved to dismiss the consolidated amended complaint on February 19, 2024. The Court granted the Company’s motion to dismiss on August 14, 2024, with leave to amend. Lead Plaintiff Baer filed a second amended complaint on September 3, 2024, alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder purportedly on behalf of purchasers of the Company’s securities between June 5, 2020 and October 21, 2022. The Company filed a motion to dismiss on October 1, 2024. On January 22, 2025, the Court granted defendants’ motion to dismiss with prejudice.
Certain legal and regulatory proceedings may be based on complex claims involving substantial uncertainties and unascertainable damages. In accordance with ASC 450, when the Company determines that a loss is both probable and reasonably estimable, the Company records a liability, and, if the liability is material, discloses the amount of the liability reserved. As of December 31, 2024, the Company determined that it is not possible to determine the probability of loss or estimate damages for its legal proceedings, if any, and therefore, the Company has not established reserves for these proceedings, if any. Given that such proceedings are subject to uncertainty, there can be no assurance that such legal proceedings, either individually or in the aggregate, will not have a material adverse effect on our business, results of operations, financial condition or cash flows.
The Company is currently not aware of any legal proceedings or claims that the Company believes could have a material adverse effect on its business, financial condition or operating results.
17.Stockholders’ Equity
Stock Repurchases
In May 2024, the Board authorized a stock repurchase program (the “May 2024 Program”), pursuant to which the Company is authorized to repurchase up to $500.0 million shares of its Class A common stock through December 31, 2025. The May 2024 Program replaced the Company’s prior stock repurchase program from December 2023.
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
During the year ended December 31, 2024, the Company repurchased 1,605,488 shares of Class A common stock for $145.9 million, including commissions paid, at an average price paid of $90.83 per share. During the year ended December 31, 2023, the Company repurchased 1,663,311 shares of Class A common stock for $105.4 million, including commissions paid, at an average price paid of $63.33 per share.

18.Noncontrolling Interests
Shift4 Payments, Inc. is the sole managing member of Shift4 Payments, LLC, and consolidates the financial results of Shift4 Payments, LLC. The noncontrolling interests balance represents the economic interest in Shift4 Payments, LLC held by Rook, which amounted to $187.4 million and $215.1 million as of December 31, 2024 and 2023, respectively. The following table summarizes the ownership of LLC Interests in Shift4 Payments, LLC:

	December 31, 2024		December 31, 2023
	LLC Interests	Ownership %	LLC Interests	Ownership %
Shift4 Payments, Inc. (a)	69,257,131	77.8%	66,100,484	73.5%
Rook	19,801,028	22.2%	23,831,883	26.5%
Total	89,058,159	100.0%	89,932,367	100.0%
(a) December 31, 2023 included 3.7 million shares related to the acquisition of Finaro that had been committed but not issued. These shares were issued over the course of 2024, in accordance with the terms of the acquisition.
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
As of December 31, 2024, the Company owns 75% of the common stock of Vectron, a German corporation providing POS systems, POS software, and digital and cloud-based services worldwide. The acquisition was accounted for as a business combination under ASC 805. The Company consolidates 100% of Vectron’s assets, liabilities, revenues and expenses. The noncontrolling interests balance represents the 25% economic interest in Vectron not held by the Company, which amounted to $23.7 million as of December 31, 2024 and was calculated as the number of shares of Vectron’s common stock not owned by the Company, multiplied by the price per share of Vectron’s common stock as of the acquisition date.
19.Equity-based Compensation
The Company recognized equity-based compensation expense of $65.5 million, $57.4 million and $49.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.
2020 Incentive Award Plan
The Company’s 2020 Incentive Award Plan, as amended and restated in June 2022 (the “Restated Equity Plan”), provides for the grant of RSUs, PRSUs, stock options, dividend equivalent awards, stock payments, stock appreciation rights, and other stock or cash awards. The number of shares available for issuance is subject to an annual increase on the first day of each year beginning in 2023 and ending in and including 2032, equal to the lesser of (1) 2% of the shares outstanding (on an as-converted basis, taking into account any and all securities convertible into, or exercisable, exchangeable or redeemable for, shares of Class A common stock (including LLC Interests of Shift4 Payments, LLC)) on the last day of the immediately preceding fiscal year and (2) such smaller number of shares as determined by the Board.
As of December 31, 2024, a maximum of 1,786,598 shares of the Company’s Class A common stock were available for issuance under the Restated Equity Plan. The Company expects to make 1,824,550 additional shares of Class A common stock available for issuance under the Restated Equity Plan in the first quarter of 2025.

RSUs and PRSUs
RSUs and PRSUs represent the right to receive shares of the Company’s Class A common stock at a specified date in the future. The following table presents the expected number of shares that are expected to vest in each year as of December 31, 2024, subject to continued service:

	2025	2026	2027	2028	Total
Granted in 2021	196,695	198,090	—	—	394,785
Granted in 2022	190,507	65,225	65,818	—	321,550
Granted in 2023	300,584	229,430	121,896	16,850	668,760
Granted in 2024	315,854	297,924	167,559	2,911	784,248
Total	1,003,640	790,669	355,273	19,761	2,169,343

The RSU and PRSU activity was as follows:

	Number of RSUs and PRSUs	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2021	2,402,694	$43.28
Granted	1,143,956	45.20
Vested	(825,720)	35.51
Forfeited or cancelled	(255,575)	54.75
Unvested balance at December 31, 2022	2,465,355	47.57
Granted	1,415,102	63.87
Vested	(1,096,241)	44.19
Forfeited or cancelled	(439,006)	55.22
Unvested balance at December 31, 2023	2,345,210	57.35
Granted	1,160,816	67.22
Vested	(1,021,787)	58.05
Forfeited or cancelled	(314,896)	58.53
Unvested balance at December 31, 2024	2,169,343	$62.13
The grant date fair value of RSUs and PRSUs subject to continued service or those that vest immediately was determined based on the price of the Company’s Class A common stock on the grant date.
As of December 31, 2024, the Company had $89.5 million of total unrecognized equity-based compensation expense related to outstanding RSUs and PRSUs, which is expected to be recognized over a weighted-average period of 2.05 years.
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

	Year Ended December 31,
	2024	2023	2022
Net income	$294.5	$122.9	$86.7
Less: Net income attributable to noncontrolling interests	(64.9)	(36.7)	(11.6)
Adjustment to net income attributable to common stockholders	(2.4)	—	—
Net income attributable to common stockholders - basic	227.2	86.2	75.1
Reallocation of net income from noncontrolling interests to common stockholders due to effect of dilutive securities	50.3	0.7	11.6
Net income attributable to common stockholders - diluted	$277.5	$86.9	$86.7

Numerator - allocation of net income attributable to common stockholders:
Net income allocated to Class A common stock - basic	$221.6	$83.4	$69.9
Reallocation of net income from noncontrolling interests to common stockholders due to effect of dilutive securities	50.8	0.7	12.7
Net income allocated to Class A common stock - diluted	$272.4	$84.1	$82.6

Net income allocated to Class C common stock - basic	$5.6	$2.8	$5.2
Reallocation of net income from noncontrolling interests to common stockholders due to effect of dilutive securities	(0.5)	—	(1.1)
Net income allocated to Class C common stock - diluted	$5.1	$2.8	$4.1

Denominator:
Weighted average shares of Class A common stock outstanding - basic (a)	66,009,448	57,738,871	52,303,968
Effect of dilutive securities:
LLC Interests (b)	22,160,725	—	26,002,825
RSUs	1,684,179	1,112,793	596,944
Contingent shares	—	196,686	—
Weighted average shares of Class A common stock outstanding - diluted	89,854,352	59,048,350	78,903,737

Weighted average shares of Class C common stock outstanding - basic and diluted	1,668,826	1,942,054	3,864,579

Net income per share - Basic:
Class A common stock	$3.36	$1.45	$1.34
Class C common stock	$3.36	$1.45	$1.34
Net income per share - Diluted:
Class A common stock	$3.03	$1.43	$1.05
Class C common stock	$3.03	$1.43	$1.05
(a) For the years ended December 31, 2023 and 2022, included 3,741,398 and 78,285 shares that had been committed but not issued as of December 31, 2023 and 2022, respectively. Committed but not issued shares as of December 31, 2023 primarily relate to the acquisition of Finaro.
(b) For the year ended December 31, 2023, 24,256,531 LLC Interests were excluded from the calculation of diluted net income per share as the effect would be anti-dilutive.
Diluted EPS was computed using the treasury stock method for RSUs and the if-converted method for convertible instruments.
For the years ended December 31, 2024, 2023, and 2022, the Company has excluded from the calculation of diluted net income per share the effect of the following:
•the conversion of the 2025 Convertible Notes and 2027 Convertible Notes, as the weighted average sales price of the Company’s Class A common stock during each year was less than the conversion price, per the terms of each respective agreement, and
•shares of the Company’s Class A common stock to be issued in connection with certain earnouts, for the period prior to the issuance of such shares.

21. Segments
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
The principal financial metric reviewed by the CODM on a monthly basis is consolidated net income. This metric is compared to prior periods and to the Company’s internal forecasts and budgets for the purposes of allocating resources and evaluating financial performance.
The Company’s revenue is comprised primarily of payments-based revenue which includes fees for payment processing and gateway services. Payment processing fees are primarily driven as a percentage of payment volume. No single customer accounted for more than 10% of the Company’s revenue during the years ended December 31, 2024, 2023 and 2022.
The following table presents a disaggregation of the Company’s consolidated net income:

	Year Ended December 31,
(in millions)	2024	2023	2022
Payments-based revenue	$2,990.1	$2,386.0	$1,857.1
Subscription and other revenues	340.5	178.8	136.5
Network fees*	(1,976.2)	(1,624.4)	(1,266.1)
Other costs of sales* (exclusive of depreciation of equipment under lease)	(381.3)	(252.6)	(257.3)
General and administrative expenses:
Employee and other general and administrative expenses*	(368.7)	(251.2)	(200.1)
Equity-based compensation*	(67.9)	(59.1)	(50.4)
Rent, office, occupancy and equipment expenses*	(22.9)	(19.0)	(16.9)
Revaluation of contingent liabilities	(4.0)	(23.1)	36.6
Depreciation and amortization expense* (a)	(199.5)	(153.8)	(96.5)
Impairment of intangible assets	—	(18.6)	—
Professional expenses*	(41.4)	(33.1)	(33.3)
Advertising and marketing expenses*	(21.7)	(15.1)	(14.9)
Interest income	33.7	31.9	10.8
Other income (expense), net	1.8	(3.9)	0.5
Gain on investments in securities	66.7	12.2	15.1
Change in TRA liability	(289.0)	(3.4)	(1.7)
Interest expense*	(61.8)	(32.1)	(32.5)
Income tax benefit (expense)*	296.1	3.4	(0.2)
Net income	$294.5	$122.9	$86.7
*    Denotes a significant segment expense reviewed by the CODM.
(a)Depreciation and amortization expense includes depreciation of equipment under lease of $54.4 million, $35.3 million, and $28.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Geographical Information
The following table presents a disaggregation of the Company’s revenue by geography:

	Year Ended December 31,
(in millions)	2024	2023	2022
U.S.	$2,770.7	$2,463.7	$1,985.6
International	559.9	101.1	8.0
Gross revenue	$3,330.6	$2,564.8	$1,993.6

The following table summarizes long-lived assets based on geography, which consist of Equipment for lease, net, Property, plant and equipment, net, and ROU assets:

	As of December 31,
(in millions)	2024	2023	2022
U.S.	$205.2	$169.2	$122.5
International	24.0	5.3	—
Total long-lived assets	$229.2	$174.5	$122.5
22.Subsequent Events
On February 16, 2025, the Company entered into a Transaction Agreement (the “Transaction Agreement”) with Global Blue Group Holding AG, a stock corporation incorporated under the laws of Switzerland (“Global Blue”). Capitalized terms used but not defined herein shall have the meaning ascribed to such terms in the Transaction Agreement.
Pursuant to the Transaction Agreement, and upon the terms and subject to the conditions set forth therein, the Company has agreed to file with the commercial register of the Canton of Zurich the documentation for the formation of a new wholly-owned Swiss limited liability company (“Merger Sub”), and following such registration of Merger Sub, cause Merger Sub to commence as promptly as reasonably practicable (but in no event later than 25 business days following the date of the Transaction Agreement), a tender offer (the “Offer”) to acquire all of the outstanding (i) registered ordinary shares, nominal value of CHF 0.01 per share, of Global Blue (the “Global Blue Common Shares”), at a price per share equal to $7.50 (the “Common Shares Consideration”), (ii) registered series A convertible preferred shares, nominal value of CHF 0.01 per share, of Global Blue (the “Global Blue Series A Shares”), at a price per share equal to $10.00, (iii) registered series B convertible preferred shares, nominal value of CHF 0.01 per share, of Global Blue (the “Global Blue Series B Shares”, and together with the Global Blue Common Shares and the GB Series A Shares, the “Global Blue Shares”), at a price per share equal to $11.81. Pursuant to the Transaction Agreement, Merger Sub’s obligation (and the Company’s obligation to cause Merger Sub) to accept for payment and pay for any Global Blue Shares tendered pursuant to the Offer is subject to customary conditions set forth therein, including Annex C thereto. Following the completion of the Offer and provided that at such time the Company directly or indirectly has acquired or controls at least 90% of the then outstanding Global Blue Shares (excluding Global Blue Shares held by Global Blue), the Company and Global Blue intend that, in accordance with the laws of Switzerland, and a merger agreement (the “Merger Agreement”) to be entered into between Merger Sub and Global Blue following the Acceptance Time, Merger Sub and Global Blue will consummate a statutory squeeze-out merger pursuant to which Global Blue will be merged with and into Merger Sub in accordance with Article 8 (2) of the Swiss Merger Act, and Merger Sub will continue as the surviving entity (the “Merger”).
Tender and Support Agreements
On February 16, 2025, in connection with the Transaction Agreement, the Company entered into Tender and Support Agreements (each a “Support Agreement” and collectively, the “Support Agreements”) with certain shareholders of Global Blue (each, a “Supporting Shareholder”, and together, the “Supporting Shareholders”), pursuant to which each Supporting Shareholder agreed, among other things, to tender its Global Blue Shares in the Offer and vote its Global Blue Shares at any meeting of the shareholders of Global Blue (i) for, among other things, the approval and adoption of the Board Modification and any other proposal required for the consummation of the transactions contemplated by the Transaction Agreement, (ii) against any proposal or motion that would reasonably be expected to (A) directly result in a breach of any covenant, representation or warranty or any other obligation or agreement of Global Blue contained in the Transaction Agreement, or (B) result in any conditions to the Offer set forth in Annex C of the Transaction Agreement not being satisfied prior to 5:00 p.m., New York City time on September 30, 2025 (or February 16, 2026 if such end date is extended pursuant to the Transaction Agreement), (iii) against any change in the Global Blue Board (other than the Board Modification or in the event of a director’s death or resignation, to fill the vacancy created thereby) and (iv) against any Company Takeover Proposal and against any other action, agreement or transaction involving Global Blue that would reasonably be expected to materially impede, materially delay or prevent the consummation of the Offer. As of February 16, 2025, the Supporting Shareholders owned an aggregate of approximately 90% of the Global Blue Shares.

Debt Commitment Letter
On February 16, 2025, in connection with the Transaction Agreement, Shift4 Payments, LLC entered into a commitment letter with Goldman Sachs Bank USA (“GS”), pursuant to which GS has committed to (i) provide Shift4 Payments, LLC with 364-day bridge loan facilities in an aggregate principal amount of $1.795 billion (the “Bridge Facilities”), consisting of (x) a senior secured 364-day bridge loan facility in an aggregate principal amount of $1.0 billion (the “Senior Secured Bridge Facility”) and (y) a senior unsecured 364-day bridge loan facility in an aggregate principal amount of $795.0 million (the “Senior Unsecured Bridge Facility”), in each case, subject to customary conditions, and (ii) to backstop an amendment to, or replacement of, Shift4 Payments, LLC’s existing $450.0 million senior secured revolving credit facility (the “Backstop Revolving Facility” and, together with the Bridge Facilities, collectively, the “Facilities”) in order to, among other things, permit the consummation of the transactions contemplated by the Transaction Agreement, the incurrence of the Bridge Facilities and any other permanent financing issued in lieu thereof or to refinance the loans thereunder, in each case, subject to customary conditions. The Facilities are available together with cash on hand to, among other things, finance the consideration payable by Shift4 and its subsidiaries under the Transaction Agreement, refinance certain indebtedness of GB and its subsidiaries, and to pay costs, fees and expenses in connection with the Facilities and the transactions contemplated by the Transaction Agreement. Prior to the funding thereof, Shift4 Payments, LLC may, at its election, reallocate the commitments under the Bridge Facilities among the Senior Secured Bridge Facility and the Senior Unsecured Bridge Facility. The consummation of the Offer and the Merger are not subject to any financing condition.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
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
The Company acquired Revel Systems, Inc. (“Revel”), Vectron Systems AG (“Vectron”), Givex Corp. (“Givex”), and Eigen Payments (“Eigen”) during the year ended December 31, 2024. Management excluded Revel, Vectron, Givex, and Eigen from its assessment of internal control over financial reporting as of December 31, 2024 because they were acquired by the Company in business combinations during 2024. These entities, each of which is wholly-owned except for Vectron, comprised, in the aggregate, total assets and total revenues excluded from management’s assessment and the Company’s audit of internal control over financial reporting of approximately 4% and 6% of consolidated total assets and consolidated total revenues, respectively, as of and for the year ended December 31, 2024. The most significant of these entities, representing approximately 1% of consolidated total assets and 4% of consolidated total revenues, was Revel. The Company is in the process of incorporating Revel, Vectron, Givex, and Eigen into its internal control over financial reporting.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the Internal Control - Integrated Framework (2013). Based on this assessment, management concluded the Company’s internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.
(b) Insider trading arrangements and policies.
On November 21, 2024, Taylor Lauber, our President, entered into a new trading plan pursuant to Rule 10b5-1 of the Exchange Act. Mr. Lauber’s Rule 10b5-1 trading plan provides for the sale from time to time of a maximum of 20,000 shares of our Class A common stock pursuant to the terms of the plan. Mr. Lauber’s Rule 10b5-1 trading plan expires on December 31, 2025, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c).
On December 10, 2024, Karen Roter Davis, a member of our Board, entered into a new trading plan pursuant to Rule 10b5-1 of the Exchange Act. Ms. Davis’ Rule 10b5-1 trading plan provides for the sale from time to time of a maximum of 750 shares of our Class A common stock and 2,757 shares of Ms. Davis’ restricted stock unit awards, less any shares to be withheld for tax, pursuant to the terms of the plan. Ms. Davis’ Rule 10b5-1 trading plan expires on December 31, 2025, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c).
On December 13, 2024, Sarah Goldsmith-Grover, a member of our Board, entered into a new trading plan pursuant to Rule 10b5-1 of the Exchange Act. Ms. Goldsmith-Grover’s Rule 10b5-1 trading plan provides for the sale from time to time of a maximum of 1,200 shares of our Class A common stock and 2,757 shares of Ms. Goldsmith-Grover’s restricted stock unit awards, less any shares to be withheld for tax, pursuant to the terms of the plan. Ms. Goldsmith-Grover’s Rule 10b5-1 trading plan expires on December 31, 2025, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c).
Other than described as above, during the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each item is defined in Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information relating to our executive officers and directors is included in Part I, Item 1 of this Form 10-K under the heading “Information about our Executive Officers and Directors.” The remaining information with respect to this Item will be set forth under the headings “Proposal 1—Election of Directors,” “Executive Officers,” “Corporate Governance,” “Committees of the Board” and, if applicable, “Delinquent Section 16(a) Reports.” in our proxy statement for the 2025 annual meeting of stockholders (the “2025 Proxy Statement”), which will be filed with the SEC no later than 120 days after December 31, 2024, and is incorporated herein by reference.
Our Board has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees, which is available on our investor relations website (investors.shift4.com) under “Governance Documents.” This website address is not intended to function as a hyperlink, and the information contained in our website is not intended to be a part of this filing. We intend to post on our website all disclosures that are required by law or the NYSE listing standards concerning any amendments to, or waivers from, any provision of the code. The information on any of our websites is deemed not to be incorporated in this Annual Report or to be part of this Annual Report.
ITEM 11. EXECUTIVE COMPENSATION
Information with respect to this Item will be set forth under the headings “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in our 2025 Proxy Statement, which will be filed with the SEC no later than 120 days after December 31, 2024 and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to this Item will be set forth under the headings “Security Ownership of Certain Beneficial Owners and Management,” “Director Compensation,” and “Securities Authorized For Issuance under Equity Compensation Plans” in our 2025 Proxy Statement, which will be filed with the SEC no later than 120 days after December 31, 2024 and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to this Item will be set forth under the headings “Certain Relationships and Related Person Transactions” and “Corporate Governance” in our 2025 Proxy Statement, which will be filed with SEC no later than 120 days after December 31, 2024 and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to this Item will be set forth under the heading “Independent registered Public Accounting Firm Fees and Other Matters” in our 2025 Proxy Statement, which will be filed with the SEC no later than 120 days after December 31, 2024 and is incorporated herein by reference.

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
(a)(3) Exhibits
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.
INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed/Furnished Herewith
		Form	File No.	Exhibit	Filing Date
2.1****	Transaction Agreement by and between Shift4 Payments, Inc. and Global Blue Group Holding AG, dated as of February 16, 2025.	8-K	001-39313	2.1	02/18/2025

3.1	Amended and Restated Certificate of Incorporation Shift4 Payments, Inc.	S-8	333-239042	4.1	06/09/2020

3.2	Amended and Restated By-Laws of Shift4 Payments, Inc.	S-8	333-239042	4.2	06/09/2020

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock.	S-1/A	333-238307	4.1	06/01/2020

4.2	Description of Capital Stock	10-K	001-39313	4.2	03/08/2021

4.3	Indenture, by and among Shift4 Payments, LLC, Shift4 Payments Finance Sub, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee, dated October 29, 2020 (and Form of Note).	8-K	001-39313	4.1	10/29/2020

4.4	Indenture, dated as of December 7, 2020, between Shift4 Payments, Inc. and U.S. Bank National Association, as trustee (and Form of Global Note)	8-K	001-39313	4.1	12/07/2020

4.5	Indenture dated as of July 26, 2021, between Shift4 Payments, Inc. and U.S. Bank National Association, as trustee (and Form of Global Note)	8-K	001-39313	4.1	07/26/2021

4.6	Fourth Supplemental Indenture dated March 16, 2022, 4.625% Senior Notes due 2026	10-Q/A	001-39313	4.5	11/08/2022

4.7	Indenture, by and among Shift4 Payments, LLC, Shift4 Payments Finance Sub, Inc., the subsidiary guarantors named on the signature pages thereto and U.S. Bank Trust Company, National Association, as trustee, dated August 15, 2024 (and Form of Note).	8-K	001-39313	4.1	08/15/2024

10.1	Tax Receivable Agreement, dated June 4, 2020.	10-Q	001-39313	10.1	08/12/2020

10.2	LLC Agreement of Shift4 Payments, LLC, dated June 4, 2020.	10-Q	001-39313	10.2	08/12/2020

10.3	Stockholders Agreement, dated June 4, 2020.	10-Q	001-39313	10.3	08/12/2020

10.4	Registration Rights Agreement, dated June 4, 2020	10-Q	001-39313	10.4	08/12/2020

10.5	Purchase Agreement, by and between Shift4 Payments, Inc. and Rook Holdings, Inc., dated May 31, 2020.	S-1/A	333-238307	10.20	06/01/2020

10.6#	Shift4 Payments, Inc. Amended and Restated 2020 Incentive Award Plan	8-K	001-39313	10.1	06/13/2022

10.7#	Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement (No Continued Employment).	S-1/A	333-238307	10.11	06/01/2020

10.8#	Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement (Continued Employment).	S-1/A	333-238307	10.12	06/01/2020

10.9#	Non-Employee Director Compensation Policy dated February 16, 2025.	8-K	333-238307	10.1	02/18/2025

10.10#	Form of Indemnification Agreement for Executive Officers and Directors.					*

10.11#	Employment Agreement, by and between Shift4 Payments, Inc. and Jared Isaacman, dated May 31, 2020.	10-Q	001-39313	10.11	08/12/2020

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed/Furnished Herewith
		Form	File No.	Exhibit	Filing Date
10.12#	Employment Agreement by and between Shift 4 Payments, LLC and David T. Lauber, dated February 12, 2018.	10-K/A	001-39313	10.13	11/08/2022

10.13#	Employment Agreement, by and between Shift4 Payments, Inc. and Nancy Disman, dated August 3, 2022.	10-Q	001-39313	10.1	11/08/2022

10.14****	Second Lien Credit Agreement, dated as of November 30, 2017, among Shift4 Payments, LLC (f/k/a Lighthouse Network, LLC) as borrower, any holder of the borrower’s Class A common units and subsidiaries of the borrower identified therein, as guarantors, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and the lenders from time to time party thereto	S-1/A	333-238307	10.9	06/01/2020

10.15***	Merger Agreement by and among Credorax Inc., Shift4 Payments, LLC, Shift4 (BVI) Limited, Krieg Merger Sub Limited, and the other parties thereto, dated as of March 1, 2022.	10-Q/A	001-39313	10.1	11/08/2022

10.16****	Second Amended and Restated Credit Agreement, dated July 1, 2023.	10-Q	001-39313	10.1	11/09/2023

10.17****	Second Amended and Restated First Lien Credit Agreement dated as of September 5, 2024, by and among Shift4 Payments, LLC, as the borrower, the lenders and issuing banks party thereto and Goldman Sachs Bank USA, as administrative agent and collateral agent	8-K	001-39313	10.1	09/10/2024

10.18****	Settlement Line Credit Agreement, dates as of September 30, 2024, by and between Shift4 Payments, LLC, as the borrower, and Citizens Bank N.A., as the lender	10-Q	001-39313	10.1	11/12/2024

10.19****	Tender and Support Agreement by and among Shift4 Payments, Inc., SL Globetrotter, L.P., and Global Blue Holding LP, dated as of February 16, 2025.	8-K	001-39313	10.1	02/18/2025

10.20****	Tender and Support Agreement by and between Shift4 Payments, Inc. and Ant International Technologies (Hong Kong) Holding Limited, dated as of February 16, 2025	8-K	001-39313	10.2	02/18/2025

10.21****	Tender and Support Agreement by and between Shift4 Payments, Inc. and CK Opportunities Wolverine S.À.R.L, dated as of February 16, 2025	8-K	001-39313	10.3	02/18/2025

10.22****	Tender and Support Agreement by and among Shift4 Payments, Inc., Partners Group Private Equity (Master Fund), LLC, Partner Group Barrier Reef, L.P. and Partners Group Client Access 5 L.P. Inc., dated as of February 16, 2025.	8-K	001-39313	10.4	02/18/2025

10.23****	Tender and Support Agreement by and between Shift4 Payments, Inc. and Tencent Mobility Limited, dated as of February 16, 2025.	8-K	001-39313	10.5	02/18/2025

10.24****	Tender and Support Agreement by and among Shift4 Payments, Inc. and certain other investors of Global Blue management, dated as of February 16, 2025.	8-K	001-39313	10.6	02/18/2025

19.1****	Insider Trading Compliance Policy and Procedures					*

21.1	Subsidiaries of Shift4 Payments, Inc.					*

23.1	Consent of PricewaterhouseCoopers LLP, as to Shift4 Payments, Inc.					*

31.1	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.					**

97.1#	Shift4 Payments, Inc. Policy for Recovery of Erroneously Awarded Compensation	10-K	001-39313	97.1	02/29/2024

101.INS	Inline XBRL Instance Document - the instance document appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed/Furnished Herewith
		Form	File No.	Exhibit	Filing Date

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*

104	Cover Page Interactive Data File (formatting as Inline XBRL and contained in Exhibit 101)					*
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

Shift4 Payments, Inc.

		By:	/s/ Jared Isaacman
Jared Isaacman
Chief Executive Officer (principal executive officer)
Date:	February 19, 2025

		By:	/s/ Nancy Disman
Nancy Disman
Chief Financial Officer (principal financial officer)
Date:	February 19, 2025

		By:	/s/ James Whalen
James Whalen
Chief Accounting Officer (principal accounting officer)
Date:	February 19, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jared Isaacman	Chief Executive Officer and Director	February 19, 2025
Jared Isaacman	(principal executive officer)

/s/ Nancy Disman	Chief Financial Officer	February 19, 2025
Nancy Disman	(principal financial officer)

/s/ James Whalen	Chief Accounting Officer	February 19, 2025
James Whalen	(principal accounting officer)

/s/ Sam Bakhshandehpour	Director	February 19, 2025
Sam Bakhshandehpour

/s/ Christopher Cruz	Director	February 19, 2025
Christopher Cruz

/s/ Karen Roter Davis	Director	February 19, 2025
Karen Roter Davis

/s/ Sarah Goldsmith-Grover	Director	February 19, 2025
Sarah Goldsmith-Grover

/s/ Jonathan Halkyard	Director	February 19, 2025
Jonathan Halkyard

/s/ Donald Isaacman	Director	February 19, 2025
Donald Isaacman