Form 10-Q
period 2025-03-31
Shift4 Payments, Inc.
filed 2025-04-29
CIK 1794669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Yes ☐ No ☒
As of April 22, 2025, there were 67,471,184 shares of the registrant’s Class A common stock, $0.0001 par value per share, outstanding, 19,801,028 shares of the registrant’s Class B common stock, $0.0001 par value per share, outstanding and 1,347,373 shares of the registrant’s Class C common stock, $0.0001 par value per share, outstanding.

SHIFT4 PAYMENTS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report, including, without limitation, statements relating to the Offer, the Merger, the Transaction Agreement (each as defined herein), the related financings, our position as a leader within our industry, our future results of operations and financial position, business strategy and plans, the impact of changes in TRA liability and the Restructuring Transaction (each as defined herein), the anticipated benefits of and costs associated with recent acquisitions, and objectives of management for future operations and activities, including, among others, statements regarding expected growth, international expansion, future capital expenditures, debt covenant compliance, financing activities, debt service obligations including the settlement of conversions of our 2025 Convertible Notes, executive transitions and succession planning, and the timing of any of the foregoing, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions, though not all forward-looking statements can be identified by such terms or expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to, those factors described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed on February 19, 2025 (the “2024 Form 10-K”).
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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)(in millions, except share and per share amounts)

	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$1,167.3	$1,211.9
Settlement assets	289.0	298.1
Accounts receivable, net	330.6	348.7
Prepaid expenses and other current assets	57.2	51.7
Total current assets	1,844.1	1,910.4
Noncurrent assets
Equipment for lease, net	176.9	165.1
Property, plant and equipment, net	24.0	27.2
Right-of-use assets	35.2	36.9
Collateral held by the card networks	38.8	37.5
Goodwill	1,472.2	1,455.6
Residual commission buyouts, net	135.9	157.2
Capitalized customer acquisition costs, net	66.9	65.3
Other intangible assets, net	767.3	758.4
Deferred tax assets	396.3	396.8
Other noncurrent assets	46.1	31.0
Total assets	$5,003.7	$5,041.4
Liabilities and Stockholders' Equity
Current liabilities
Current portion of debt	$687.8	$686.9
Settlement liabilities	281.9	293.3
Accounts payable	263.0	248.3
Accrued expenses and other current liabilities	100.6	120.5
Current portion of TRA liability	1.1	4.3
Deferred revenue	11.0	15.5
Current lease liabilities	10.9	11.0
Total current liabilities	1,356.3	1,379.8
Noncurrent liabilities
Long-term debt	2,155.7	2,154.1
Noncurrent portion of TRA liability	361.4	361.2
Deferred tax liabilities	44.4	60.6
Noncurrent lease liabilities	27.6	29.3
Other noncurrent liabilities	42.3	38.7
Total liabilities	3,987.7	4,023.7
Commitments and contingencies (Note 15)
Stockholders' equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized at March 31, 2025 and December 31, 2024, none issued and outstanding	—	—
Class A common stock, $0.0001 par value per share, 300,000,000 shares authorized, 67,470,986 and 67,737,305 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Class B common stock, $0.0001 par value per share, 100,000,000 shares authorized, 19,801,028 and 19,801,028 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively.	—	—
Class C common stock, $0.0001 par value per share, 100,000,000 shares authorized, 1,347,373 and 1,519,826 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively.	—	—
Additional paid-in capital	1,067.4	1,063.0
Accumulated other comprehensive loss	(2.6)	(28.2)
Retained deficit	(259.6)	(228.2)
Total stockholders' equity attributable to Shift4 Payments, Inc.	805.2	806.6
Noncontrolling interests	210.8	211.1
Total stockholders' equity	1,016.0	1,017.7
Total liabilities and stockholders' equity	$5,003.7	$5,041.4
See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (in millions, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Gross revenue	$848.3	$707.4
Cost of sales (exclusive of certain depreciation and amortization expense shown separately below)	(591.3)	(519.6)
General and administrative expenses	(154.0)	(107.1)
Revaluation of contingent liabilities	3.7	(2.1)
Depreciation and amortization expense (a)	(56.0)	(44.8)
Professional expenses	(18.6)	(8.0)
Advertising and marketing expenses	(6.7)	(4.4)
Income from operations	25.4	21.4
Interest income	12.4	5.4
Other income (expense), net	(1.2)	1.4
Gain on investments in securities	0.3	11.0
Change in TRA liability	3.0	(1.2)
Interest expense	(28.5)	(8.1)
Income before income taxes	11.4	29.9
Income tax benefit (expense)	8.1	(1.4)
Net income	19.5	28.5
Less: Net income attributable to noncontrolling interests	(2.8)	(7.9)
Net income attributable to Shift4 Payments, Inc.	$16.7	$20.6

Basic net income per share
Class A net income per share - basic	$0.24	$0.31
Class A weighted average common stock outstanding - basic	67,700,208	64,444,479
Class C net income per share - basic	$0.24	$0.31
Class C weighted average common stock outstanding - basic	1,452,252	1,694,915

Diluted net income per share
Class A net income per share - diluted	$0.20	$0.31
Class A weighted average common stock outstanding - diluted	90,703,736	65,962,229
Class C net income per share - diluted	$0.20	$0.31
Class C weighted average common stock outstanding - diluted	1,452,252	1,694,915
See accompanying notes to unaudited condensed consolidated financial statements.
(a)Depreciation and amortization expense includes depreciation of equipment under lease of $16.3 million and $11.9 million for the three months ended March 31, 2025 and 2024, respectively.

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (in millions)

	Three Months Ended March 31,
	2025	2024
Net income	$19.5	$28.5
Other comprehensive income (loss)
Unrealized gain (loss) on foreign currency translation adjustment	33.1	(14.5)
Comprehensive income	52.6	14.0
Less: Comprehensive income attributable to noncontrolling interests	(10.3)	(4.0)
Comprehensive income attributable to Shift4 Payments, Inc.	$42.3	$10.0
See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited) (in millions, except share amounts)

	Shares			Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	Class A Common Stock	Class B Common Stock	Class C Common Stock
Balances at December 31, 2024	67,737,305	19,801,028	1,519,826	$1,063.0	$(228.2)	$(28.2)	$211.1	$1,017.7
Net income	—	—	—	—	16.7	—	2.8	19.5
Effect of foreign currency translation on Vectron noncontrolling interest	—	—	—	—	—	—	1.0	1.0
Repurchases and retirement of Class A common stock	(686,177)	—	—	(3.2)	(48.1)	—	(12.1)	(63.4)
Exchange of shares held by Rook	160,043	—	(160,043)	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.1)	(0.1)
Equity-based compensation	—	—	—	26.0	—	—	—	26.0
Vesting of restricted stock units, net of tax withholding	259,815	—	(12,410)	(18.4)	—	—	0.6	(17.8)
Other comprehensive income	—	—	—	—	—	25.6	7.5	33.1
Balances at March 31, 2025	67,470,986	19,801,028	1,347,373	$1,067.4	$(259.6)	$(2.6)	$210.8	$1,016.0

	Shares			Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity
	Class A Common Stock	Class B Common Stock	Class C Common Stock
Balances at December 31, 2023	60,664,171	23,831,883	1,694,915	$985.9	$(346.7)	$14.1	$215.1	$868.4
Net income	—	—	—	—	20.6	—	7.9	28.5
Distributions to noncontrolling interests	—	—	—	—	—	—	(0.3)	(0.3)
Equity-based compensation	—	—	—	22.8	—	—	—	22.8
Vesting of restricted stock units, net of tax withholding	151,053	—	—	(11.6)	—	—	2.5	(9.1)
Other comprehensive loss	—	—	—	—	—	(10.6)	(3.9)	(14.5)
Balances at March 31, 2024	60,815,224	23,831,883	1,694,915	$997.1	$(326.1)	$3.5	$221.3	$895.8
See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in millions)

	Three Months Ended March 31,
	2025	2024
Operating activities
Net income	$19.5	$28.5
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	85.2	66.1
Equity-based compensation expense	26.0	22.8
Revaluation of contingent liabilities	(3.7)	2.1
Gain on investments in securities	(0.3)	(11.0)
Change in TRA liability	(3.0)	1.2
Amortization of capitalized financing costs	3.5	2.1
Provision for bad debts	4.1	1.8
Deferred income taxes	(17.7)	—
Unrealized foreign exchange gains	—	(1.4)
Other noncash items	—	(1.1)
Change in operating assets and liabilities
Accounts receivable	15.2	0.5
Prepaid expenses and other assets	(4.0)	(7.8)
Capitalized customer acquisition costs	(9.0)	(9.5)
Accounts payable	9.4	21.4
Accrued expenses and other liabilities	(23.6)	6.1
Payments on contingent liabilities in excess of initial fair value	—	(0.3)
Right-of-use assets and lease liabilities, net	(0.1)	(0.2)
Deferred revenue	(4.9)	(6.3)
Net cash provided by operating activities	96.6	115.0

Investing activities
Acquisitions, net of cash acquired	(3.7)	—
Acquisition of equipment to be leased	(30.3)	(24.4)
Capitalized software development costs	(18.2)	(14.7)
Acquisition of property, plant and equipment	(1.5)	(1.3)
Deposits with sponsor bank, net	(26.8)	—
Residual commission buyouts	(1.8)	(0.9)
Proceeds from sale of investments in securities	0.3	1.6
Investments in securities	(3.0)	—
Net cash used in investing activities	(85.0)	(39.7)

Financing activities
Settlement line of credit	26.8	—
Settlement activity, net	(25.5)	(58.3)
Repurchases of Class A common stock	(62.9)	—
Payments for withholding tax related to vesting of restricted stock units	(17.8)	(9.1)
Payments on contingent liabilities	—	(0.1)
Distributions to noncontrolling interests	(0.1)	(0.3)
Net change in bank deposits	—	(20.3)
Other financing activities	(1.2)	—
Net cash used in financing activities	(80.7)	(88.1)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	14.8	(6.5)
Change in cash and cash equivalents and restricted cash	(54.3)	(19.3)

Cash and cash equivalents and restricted cash, beginning of period	1,438.6	721.8
Cash and cash equivalents and restricted cash, end of period	$1,384.3	$702.5
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
Basis of Presentation
The accompanying interim condensed consolidated financial statements of the Company are unaudited. These interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. These financial statements do not include all information and footnotes required by U.S. GAAP for complete financial statements. The December 31, 2024 Condensed Consolidated Balance Sheet was derived from audited financial statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments consisting only of normal recurring adjustments necessary to state fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP applicable to interim periods. The results of operations for the interim periods presented are not necessarily indicative of results for the full year or future periods. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the fiscal year ended December 31, 2024, as disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 Form 10-K”).
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
The assets and liabilities of Shift4 Payments, LLC represent substantially all of the consolidated assets and liabilities of Shift4 Payments, Inc. with the exception of certain cash balances, amounts payable under the Tax Receivable Agreement (“TRA”), and the aggregate principal amount of $690.0 million of 2025 Convertible Notes and $632.5 million of 2027 Convertible Notes (together, the “Convertible Notes”) that are held by Shift4 Payments, Inc. directly. As of March 31, 2025 and December 31, 2024, $49.7 million and $52.0 million of cash, respectively, was directly held by Shift4 Payments, Inc. As of March 31, 2025 and December 31, 2024, the TRA liability was $362.6 million and $365.5 million, respectively. In connection with the issuance of the Convertible Notes, Shift4 Payments, Inc. entered into Intercompany Convertible Notes with Shift4 Payments, LLC, whereby Shift4 Payments, Inc. provided the net proceeds from the issuance of the Convertible Notes to Shift4 Payments, LLC in the amount of $1,322.5 million. Shift4 Payments, Inc., which was incorporated on November 5, 2019, has not had any material operations on a standalone basis since its inception, and all of the operations of the Company are carried out by Shift4 Payments, LLC and its subsidiaries.
Change in Presentation of Consolidated Balance Sheets
Prior period balances have been adjusted to present “Inventory” within the line item “Prepaid expenses and other current assets” on the Company’s unaudited Condensed Consolidated Balance Sheets to conform to the current period presentation.
Change in Presentation of Consolidated Statements of Cash Flows
Prior period balances have been adjusted to present “Inventory” within the line item “Prepaid expenses and other assets” within its unaudited Condensed Consolidated Statements of Cash Flows to conform to the current period presentation.
During the fourth quarter of 2024, the Company elected to change its presentation of the cash flows associated with “Settlement activity, net” from “Operating activities” to present them as “Financing activities” within its unaudited Condensed Consolidated Statements of Cash Flows. Prior period balances have been adjusted to conform to the current period presentation.

The following table presents the effects of the change in presentation within the unaudited Condensed Consolidated Statements of Cash Flows for three months ended March 31, 2024:

	Three Months Ended March 31, 2024
	As Previously Reported	Adjustment	As Adjusted
Cash flows from operating activities
Settlement activity, net	$(58.3)	$58.3	$—
All other operating activities	115.0	—	115.0
Net cash provided by operating activities	$56.7	$58.3	$115.0

Cash flows from financing activities
Settlement activity, net	$—	$(58.3)	$(58.3)
All other financing activities	(29.8)	—	(29.8)
Net cash used in financing activities	$(29.8)	$(58.3)	$(88.1)
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
Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 1 to Shift4 Payments, Inc.’s consolidated financial statements as of and for the year ended December 31, 2024 in the 2024 Form 10-K. There have been no significant changes to these policies which have had a material impact on the Company’s unaudited condensed consolidated financial statements and related notes during the three months ended March 31, 2025.
The following table provides a reconciliation between cash and cash equivalents on the unaudited Condensed Consolidated Balance Sheets and the unaudited Condensed Consolidated Statements of Cash Flows:

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$1,167.3	$1,211.9
Cash and cash equivalents included in Settlement assets	217.0	226.7
Total cash and cash equivalents and restricted cash on the unaudited Condensed Consolidated Statements of Cash Flows	$1,384.3	$1,438.6
Recent Accounting Pronouncements
Accounting Pronouncements Adopted
In January 2025, the SEC issued Staff Accounting Bulletin No. 122 (“SAB 122”), which rescinded the interpretive guidance included in SAB 121 regarding the accounting for obligations to safeguard crypto-assets an entity holds for users of its crypto platform. The guidance in SAB 121 required entities that hold crypto-assets on behalf of platform users to recognize a liability accompanied by an asset of the same value on its balance sheet to reflect the entity’s obligation to safeguard the crypto-assets held for its platform users. SAB 122 became effective for the Company on January 1, 2025, resulting in the derecognition of crypto settlement assets and liabilities from the Company’s unaudited Condensed Consolidated Balance Sheets, the impact of which was immaterial. The adoption of SAB 122 had no impact on the Company’s unaudited Condensed Consolidated Statements of Operations or unaudited Condensed Consolidated Statements of Cash Flows.

In December 2023, the FASB issued ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures, which provides qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation by jurisdiction of income taxes paid. ASU 2023-09 became effective for the Company on January 1, 2025. The Company intends to provide these additional disclosures in its 2025 Form 10-K.
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

Accounts receivable	$1.7
Prepaid expenses and other current assets	0.3
Goodwill (a)	76.3
Other intangible assets	52.4
Equipment for lease, net	0.5
Property, plant and equipment, net	0.3
Right-of-use assets	0.5
Accounts payable	(0.7)
Accrued expenses and other current liabilities	(0.8)
Deferred revenue	(0.8)
Current lease liabilities	(0.3)
Deferred tax liabilities	(14.2)
Noncurrent lease liabilities	(0.2)
Net assets acquired	$115.0

(a) Goodwill is not deductible for tax purposes.
The following table provides further detail on other intangible assets acquired:

Merchant relationships	$51.6
Acquired technology	0.8
Other intangible assets	$52.4
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
The acquisition of Eigen did not have a material impact on the Company’s unaudited condensed consolidated financial statements.
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

Accounts receivable	$8.6
Inventory	2.2
Prepaid expenses and other current assets	1.2
Goodwill (a)	85.7
Other intangible assets	66.1
Property, plant and equipment, net	1.5
Right-of-use assets	1.1
Other noncurrent assets	1.7
Accounts payable	(4.8)
Accrued expenses and other current liabilities	(4.7)
Current lease liabilities	(0.4)
Current portion of long-term debt	(2.2)
Deferred tax liabilities	(18.9)
Noncurrent lease liabilities	(0.8)
Other noncurrent liabilities	(8.5)
Net assets acquired	$127.8

(a) Goodwill is not deductible for tax purposes.
The following table provides further detail on other intangible assets acquired:

Merchant relationships	$58.2
Acquired technology	6.6
Trademark and trade names	1.3
Other intangible assets	$66.1
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
The acquisition of Givex did not have a material impact on the Company’s unaudited condensed consolidated financial statements.
Vectron
On June 14, 2024, the Company acquired a majority stake in Vectron Systems AG (“Vectron”). Based in Germany, Vectron is a supplier of POS systems to the restaurant and hospitality industries that management believes will provide the Company with local product expertise and a European distribution network of POS resellers. Throughout the remainder of June and July 2024, the Company purchased additional shares of Vectron’s common stock through a public tender offer and open market purchases. As of March 31, 2025, the Company owned approximately 75% of Vectron’s common stock, for which it paid $62.7 million of total purchase consideration, net of cash acquired. The Company consolidates 100% of Vectron’s assets, liabilities, revenues and expenses and records a noncontrolling interest balance for the 25% economic interest in Vectron not held by the Company as of March 31, 2025.
In March of 2025, Arrow HoldCo GmbH (“Arrow HoldCo”), a wholly owned indirect subsidiary of the Company, and Vectron agreed on a final draft of the domination and profit and loss transfer agreement (the “DPLTA”) between Arrow HoldCo, as the controlling company, and Vectron, as the controlled company. The parties’ execution of the DPLTA remains subject to approval of the DPLTA by the general shareholders meeting of Vectron. If and when signed, effectiveness of the DPLTA is subject to the subsequent registration of the DPLTA with the commercial register of the local court at the registered offices of Vectron, with such effectiveness expected to occur no earlier than late May of 2025.

Total purchase consideration was as follows:

Cash	$66.9
Contingent consideration (a)	2.9
Total purchase consideration	69.8
Less: cash acquired	(7.1)
Total purchase consideration, net of cash acquired	62.7
Noncontrolling interest	24.9
Fair value of net assets acquired	$87.6

(a) The Company agreed to a cash earnout due to certain former shareholders of Vectron based on the achievement against certain operational metrics through 2027. The actual earnout can range between zero and €7.0 million. The fair value of the earnout was included in the initial purchase consideration and will be revalued and recorded quarterly until the end of the earnout period as a fair value adjustment within “Revaluation of contingent liabilities” in the Company’s unaudited Condensed Consolidated Statements of Operations. As of March 31, 2025, the fair value of the earnout was $4.1 million, which is recognized in “Other noncurrent liabilities” on the Company’s unaudited Condensed Consolidated Balance Sheets.

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
(b) In connection with the Company’s majority stake in Vectron and due to Vectron’s acquisition of Acardo Group AG (“Acardo”) in December 2022, the Company became party to an earnout agreement with certain former shareholders of Acardo. The earnout is payable in multiple tranches, with up to €25.0 million payable in 2026. This amount is based on a multiple of the average of Acardo’s earnings before interest and taxes (“EBIT”) achieved in 2024 and 2025. Additionally, a percentage of Acardo’s net income for fiscal years 2023, 2024 and 2025 are payable in 2025 and 2026. Each portion of the earnout is expected to be paid in cash. The fair value of the earnout was included in the initial purchase consideration and will be revalued quarterly until the end of the earnout period as a fair value adjustment within “Revaluation of contingent liabilities” in the Company’s unaudited Condensed Consolidated Statements of Operations. As of March 31, 2025, the fair value of the earnout was $9.4 million, of which $0.4 million was recognized in “Accrued expenses and other current liabilities” and $9.0 million was recognized in “Other noncurrent liabilities” on the Company’s unaudited Condensed Consolidated Balance Sheets.

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
3.Revenue
The Company’s revenue is comprised primarily of payments-based revenue which includes fees for payment processing and gateway services. Payment processing fees are primarily driven as a percentage of volume.
The Company also generates revenues from recurring fees which are based on the technology deployed to the merchant. Under ASC 606, the Company typically has three separate performance obligations under its recurring software as a service (“SaaS”) agreements for point-of-sale systems provided to merchants: (1) point-of-sale software, (2) lease of hardware and (3) other support services.
Disaggregated Revenue
The following table presents a disaggregation of the Company’s revenue from contracts with customers based on similar operational characteristics:

	Three Months Ended March 31,
	2025	2024
Payments-based revenue	$755.7	$655.1
Subscription and other revenues	92.6	52.3
Total	$848.3	$707.4
The vast majority of the Company’s revenue is recognized over time.
Contract Liabilities
The Company charges merchants for various post-contract license support and service fees. These fees typically relate to a period of one year. The Company recognizes the revenue on a straight-line basis over its respective period. As of March 31, 2025 and December 31, 2024, the Company had deferred revenue of $14.1 million and $18.9 million, respectively. The change in the contract liabilities was primarily the result of a timing difference between payment from the customer and the Company’s satisfaction of each performance obligation.
The amount of gross revenue recognized that was included in the December 31, 2024 balance of deferred revenue was $7.9 million for the three months ended March 31, 2025.

4.Goodwill
The changes in the carrying amount of goodwill were as follows:

Balance at December 31, 2024	$1,455.6
Effect of foreign currency translation, adjustments related to prior period acquisitions, and other	16.6
Balance at March 31, 2025	$1,472.2
5.Depreciation and Amortization
Amounts charged to expense in the Company’s unaudited Condensed Consolidated Statements of Operations for depreciation and amortization were as follows:

	Amortization			Depreciation
	Residual Commission Buyouts	Other Intangible Assets	Capitalized Customer Acquisition Costs	Equipment Under Lease	Property, Plant and Equipment	Total
Three Months Ended March 31, 2025
Depreciation and amortization expense	$22.5	$14.1	$—	$16.3	$3.1	$56.0
Cost of sales	—	21.8	7.3	—	0.1	29.2
Total depreciation and amortization (a)	$22.5	$35.9	$7.3	$16.3	$3.2	$85.2

Three Months Ended March 31, 2024
Depreciation and amortization expense	$21.8	$8.7	$—	$11.9	$2.4	$44.8
Cost of sales	—	15.5	5.7	—	0.1	21.3
Total depreciation and amortization (b)	$21.8	$24.2	$5.7	$11.9	$2.5	$66.1
(a)    Total amortization of $65.7 million consisted of amortization of acquired intangibles of $45.8 million and amortization of non-acquired intangibles of $19.9 million.
(b)    Total amortization of $51.7 million consisted of amortization of acquired intangibles of $38.0 million and amortization of non-acquired intangibles of $13.7 million.
As of March 31, 2025, the estimated amortization expense for each of the five succeeding years and thereafter is as follows:

	Residual Commission Buyouts	Other Intangible Assets	Capitalized Customer Acquisition Costs	Total Amortization	Amortization of Acquired Intangible Assets
2025 (remaining nine months)	$66.4	$104.7	$20.8	$191.9	$134.5
2026	54.9	122.6	22.5	200.0	139.9
2027	6.4	99.4	16.1	121.9	83.2
2028	4.8	69.0	7.2	81.0	71.4
2029	1.5	65.1	0.3	66.9	66.9
Thereafter	1.9	306.5	—	308.4	307.6
Total	$135.9	$767.3	$66.9	$970.1	$803.5

6.Residual Commission Buyouts
Residual commission buyouts represent transactions with certain third-party distribution partners, pursuant to which the Company acquires their ongoing merchant relationships that subscribe to the Company’s payments platform.
Residual commission buyouts, net consisted of the following:

	Weighted Average Amortization Period (in years)	March 31, 2025
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Residual commission buyouts from asset acquisitions	4	$338.3	$(212.0)	$126.3
Residual commission buyouts from business combinations	8	13.9	(4.3)	9.6
Total residual commission buyouts		$352.2	$(216.3)	$135.9

	Weighted Average Amortization Period (in years)	December 31, 2024
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Residual commission buyouts from asset acquisitions	4	$337.3	$(190.1)	$147.2
Residual commission buyouts from business combinations	8	13.9	(3.9)	10.0
Total residual commission buyouts		$351.2	$(194.0)	$157.2
7.Other Intangible Assets, Net
Other intangible assets, net consisted of the following:

	Weighted Average Amortization Period (in years)	March 31, 2025
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	12	$591.8	$(109.5)	$482.3
Acquired technology	8	288.0	(122.6)	165.4
Trademarks and trade names	12	29.4	(9.5)	19.9
Capitalized software development costs	3	159.1	(59.4)	99.7
Total other intangible assets, net		$1,068.3	$(301.0)	$767.3

	Weighted Average Amortization Period (in years)	December 31, 2024
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	12	$584.0	$(95.4)	$488.6
Acquired technology	8	269.0	(112.3)	156.7
Trademarks and trade names	12	29.4	(8.5)	20.9
Capitalized software development costs	3	150.7	(58.5)	92.2
Total other intangible assets, net		$1,033.1	$(274.7)	$758.4
8.Capitalized Customer Acquisition Costs, Net
Capitalized customer acquisition costs, net consisted of the following:

	Weighted Average Amortization Period (in years)
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Total costs as of March 31, 2025	4	$121.1	$(54.2)	$66.9
Total costs as of December 31, 2024	4	$118.1	$(52.8)	$65.3

9.Equipment for Lease, Net
Equipment for lease, net consisted of the following:

	Weighted Average Depreciation Period (in years)	March 31, 2025
		Gross Carrying Value	Accumulated Depreciation	Net Carrying Value
Equipment under lease	4	$259.9	$(100.5)	$159.4
Equipment held for lease (a)	N/A	17.5	—	17.5
Total equipment for lease, net		$277.4	$(100.5)	$176.9

	Weighted Average Depreciation Period (in years)	December 31, 2024
		Gross Carrying Value	Accumulated Depreciation	Net Carrying Value
Equipment under lease	4	$243.6	$(93.0)	$150.6
Equipment held for lease (a)	N/A	14.5	—	14.5
Total equipment for lease, net		$258.1	$(93.0)	$165.1

(a) Represents equipment that was not yet initially deployed to a merchant and, accordingly, is not being depreciated.
In addition to equipment for lease, the Company had $6.9 million and $8.9 million of inventory as of March 31, 2025 and December 31, 2024, respectively. Inventory represents hardware devices to be sold.
10.Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	March 31, 2025	December 31, 2024
Equipment	$22.2	$21.0
Capitalized software	3.1	4.4
Leasehold improvements	19.6	19.5
Furniture and fixtures	2.5	2.4
Vehicles	0.4	0.5
Total property, plant and equipment, gross	47.8	47.8
Less: Accumulated depreciation	(23.8)	(20.6)
Total property, plant and equipment, net	$24.0	$27.2
11.Debt
The Company’s outstanding debt consisted of the following:

	Maturity	Effective Interest Rate	March 31, 2025	December 31, 2024
6.750% Senior Notes due 2032 ("2032 Senior Notes")	August 15, 2032	6.92%	$1,100.0	$1,100.0
Convertible Senior Notes due 2025 ("2025 Convertible Notes")	December 15, 2025	0.49%	690.0	690.0
Convertible Senior Notes due 2027 ("2027 Convertible Notes")	August 1, 2027	0.90%	632.5	632.5
4.625% Senior Notes due 2026 ("2026 Senior Notes")	November 1, 2026	5.13%	450.0	450.0
Total debt principal			2,872.5	2,872.5
Less: Unamortized capitalized financing fees			(29.0)	(31.5)
Total debt			$2,843.5	$2,841.0

Current portion of debt			$687.8	$686.9
Long-term debt			2,155.7	2,154.1
Total debt			$2,843.5	$2,841.0

Amortization of capitalized financing fees is included within “Interest expense” in the Company’s unaudited Condensed Consolidated Statements of Operations. Amortization expense for capitalized financing fees was $3.5 million and $2.1 million for the three months ended March 31, 2025, and 2024, respectively.
Future principal payments
As of March 31, 2025, future principal payments associated with the Company’s debt were as follows:

2025	$690.0
2026	450.0
2027	632.5
Thereafter	1,100.0
Total	$2,872.5
Revolving Credit Facility
In September 2024, Shift4 Payments, LLC entered into a Second Amended and Restated First Lien Credit Agreement (the “Original Revolving Credit Agreement”), among Shift4 Payments, LLC, as the borrower, Goldman Sachs Bank USA (“GS”), as administrative agent and collateral agent, and the lenders party thereto, providing for a $450.0 million senior secured revolving credit facility (“Revolving Credit Facility”), $112.5 million of which is available for the issuance of letters of credit.
On March 18, 2025, Shift4 Payments, LLC entered into an amendment to the Original Revolving Credit Agreement (the “Revolver Amendment” and, the Original Revolving Credit Agreement, as amended, restated, supplemented or otherwise modified from time to time, including by the Revolver Amendment, the “Revolving Credit Agreement”), with GS and the lenders party thereto, pursuant to which, among other things, the Original Revolving Credit Agreement was amended to (i) permit the consummation of the transactions contemplated by the Transaction Agreement and (ii) permit the incurrence and/or issuance of the Bridge Facilities (as defined below) and/or certain other permanent financing issued in lieu thereof or to refinance the loans thereunder.
The Revolving Credit Facility is scheduled to mature on September 5, 2029. There were no borrowings and borrowing capacity on the Revolving Credit Facility was $450.0 million as of March 31, 2025.
Settlement Line Agreement
In September 2024, Shift4 Payments, LLC entered into the Settlement Line Credit Agreement (the “Settlement Line Agreement”), by and between Shift4 Payments, LLC, as the borrower, and Citizens Bank, N.A. (“Citizens”), as the lender, providing for a settlement line of credit with an aggregate available amount of up to $100.0 million (the “Settlement Line”). The Settlement Line provides financing for certain settlement obligations of Shift4 Payments, LLC’s merchants. The Settlement Line is scheduled to mature on September 29, 2025, subject to extensions. As of March 31, 2025, the Settlement Line was fully utilized. The borrowings against the Settlement Line have been deposited in an account owned and controlled by Citizens. The deposit and borrowing have been netted on the Company’s unaudited Condensed Consolidated Balance Sheets because a right of offset exists and the parties intend to net settle.
Debt Commitment Letter
In February 2025, the Company entered into a transaction agreement (the “Transaction Agreement”) with Global Blue Group Holding AG, a stock corporation incorporated under the laws of Switzerland (“Global Blue”) and, from and after its execution and delivery of a joinder thereto on February 25, 2025, GT Holding 1 GmbH, a Swiss limited liability company and indirect wholly owned subsidiary of the Company (“Merger Sub”). Capitalized terms used but not defined herein shall have the meaning ascribed to such terms in the Transaction Agreement. On February 16, 2025, in connection with the Transaction Agreement, Shift4 Payments, LLC entered into a commitment letter (the “Original Debt Commitment Letter”), with GS, pursuant to which GS committed to (i) provide Shift4 Payments, LLC with a 364-day bridge loan facilities in an aggregate principal amount of $1.795 billion (the “Bridge Facilities”), consisting of (x) a senior secured 364-day bridge loan facility in an aggregate principal amount of $1.0 billion (the “Senior Secured Bridge Facility”) and (y) a senior unsecured 364-day bridge loan facility in an aggregate principal amount of $795.0 million (the “Senior Unsecured Bridge Facility”), in each case, subject to customary conditions, and (ii) to backstop (the “Revolver Backstop”) an amendment to, or replacement of, the Revolving Credit Facility under the Original Revolving Credit Agreement, in the event that the Revolver Amendment was not entered into prior to the Acceptance Time.

On March 18, 2025, Shift4 Payments, LLC and GS amended and restated the Original Debt Commitment Letter pursuant to an amended and restated commitment letter (the “Debt Commitment Letter”) to, among other things, (i) join Citigroup Global Markets Inc., Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, Banco Santander, S.A., New York Branch, Barclays Bank PLC, and Citizens Bank, N.A., and/or certain of their respective affiliates (together with GS, collectively, the “Commitment Parties”) as commitment parties thereunder, and (ii) reflect the termination of the Revolver Backstop, effective immediately after Shift4 Payments, LLC’s entry into the Revolver Amendment.
The Bridge Facilities are available together with cash on hand and the Revolving Credit Facility to, among other things, finance the consideration payable by us and our subsidiaries under the Transaction Agreement, refinance certain indebtedness of Global Blue and its subsidiaries, and to pay costs, fees and expenses in connection with the Bridge Facilities and the transactions contemplated by the Transaction Agreement. The Company capitalized $13.7 million of fees within “Other noncurrent assets” in the Company’s unaudited Condensed Consolidated Balance Sheets in connection with the commitment letter. As of March 31, 2025, no amounts have been borrowed. Prior to the funding thereof, Shift4 Payments, LLC may, at its election, reallocate the commitments under the Bridge Facilities among the Senior Secured Bridge Facility and the Senior Unsecured Bridge Facility. The consummation of the Offer and the Merger are not subject to any financing condition.
Restrictions and Covenants
The 2025 Convertible Notes, 2026 Senior Notes, 2027 Convertible Notes, 2032 Senior Notes (collectively, the “Notes”) and Revolving Credit Facility include certain restrictions on the ability of Shift4 Payments, LLC to make loans, advances, or pay dividends to Shift4 Payments, Inc.
As of March 31, 2025 and December 31, 2024, the Company was in compliance with all financial covenants under its debt agreements.
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
Acquisition-Related Contingent Consideration
The Company’s acquisitions often include contingent consideration, or earnout, provisions. The total fair value of contingent consideration related to the acquisitions of Vectron, Finaro, and three other acquisitions as of March 31, 2025 was $28.4 million, of which $7.1 million is included in “Accrued expenses and other current liabilities” and $21.3 million is included within “Other noncurrent liabilities” on the Company’s unaudited Condensed Consolidated Balance Sheets. The balance is inclusive of the contingent consideration agreement Vectron was party to related to its purchase of Acardo. The change in fair value of these liabilities is included in “Revaluation of contingent liabilities” on the Company’s unaudited Condensed Consolidated Statements of Operations. Each of these fair value measurements utilize Level 3 inputs, such as projected merchants acquired, projected revenues, discount rates and other subjective inputs. See Note 2 for further information on the contingent consideration for Vectron.

The table below provides a reconciliation of the beginning and ending balances for the Level 3 contingent liabilities, all of which related to acquisitions:

Three Months Ended March 31, 2025
Balance at beginning of period	$26.2
Contingent consideration	4.8
Fair value adjustments	(3.7)
Impact of foreign exchange	1.1
Balance at end of period	$28.4
Fair value adjustments for contingent liabilities for acquisitions are recorded within “Revaluation of contingent liabilities” in the Company’s unaudited Condensed Consolidated Statements of Operations. There were no transfers into or out of Level 3 during the three months ended March 31, 2025.
The estimated fair value of the Company’s outstanding debt using quoted prices from over-the-counter markets, considered Level 2 inputs, was as follows:

	March 31, 2025		December 31, 2024
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
2032 Senior Notes	$1,086.7	$1,109.6	$1,086.5	$1,119.4
2025 Convertible Notes	687.8	790.9	686.9	927.8
2027 Convertible Notes	626.6	640.3	626.0	684.0
2026 Senior Notes	446.5	443.3	445.9	443.2
Total	$2,847.6	$2,984.1	$2,845.3	$3,174.4

(a) Carrying value excludes unamortized debt issuance costs related to the Revolving Credit Facility of $4.1 million and $4.3 million as of March 31, 2025 and December 31, 2024, respectively.
The estimated fair value of the Company’s investments in non-marketable equity securities was $5.5 million and $2.5 million as of March 31, 2025 and December 31, 2024, respectively. These non-marketable equity investments have no readily determinable fair values and are measured using the measurement alternative, which is defined as cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. Adjustments for these investments, if any, are recorded in “Gain on investments in securities” on the Company’s unaudited Condensed Consolidated Statements of Operations.
Other financial instruments not measured at fair value on the Company’s unaudited Condensed Consolidated Balance Sheets at March 31, 2025 and December 31, 2024 include cash and cash equivalents, settlement assets, accounts receivable, prepaid expenses and other current assets, collateral held by the card networks, other noncurrent assets, settlement liabilities, accounts payable, accrued expenses and other current liabilities, and other noncurrent liabilities, as their estimated fair values reasonably approximate their carrying value as reported on the Company’s unaudited Condensed Consolidated Balance Sheets.
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
The Company’s effective tax rate was (71)% and 5% for the three months ended March 31, 2025 and 2024, respectively. The effective tax rate for the three months ended March 31, 2025 was different than the U.S. federal statutory income tax rate of 21% primarily due to the net income allocated to the noncontrolling interest and the impact of certain legal entity restructurings. The effective tax rate for the three months ended March 31, 2024 was different than the U.S. federal statutory income tax rate of 21% primarily due to the income allocated to the noncontrolling interest, the full valuation allowances on Shift4 Payments, Inc. and certain corporate subsidiaries in the U.S., and the lower foreign rate differential in overseas jurisdictions compared to the U.S. federal statutory income tax rate.

Uncertain Tax Positions
The effects of uncertain tax positions are recognized in the Company’s unaudited condensed consolidated financial statements if these positions meet a “more-likely-than-not” threshold. For those uncertain tax positions that are recognized in the condensed consolidated financial statements, liabilities are established to reflect the portion of those positions it cannot conclude “more-likely-than-not” to be realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits within “Income tax expense” in the Company’s unaudited Condensed Consolidated Statements of Operations. Accrued interest and penalties, if any, are included within “Other noncurrent liabilities” in the Company’s unaudited Condensed Consolidated Balance Sheets. As of March 31, 2025 and December 31, 2024, $10.3 million and $10.4 million, respectively, of uncertain tax positions were recognized within “Other noncurrent liabilities” in the Company’s unaudited Condensed Consolidated Balance Sheets, which were primarily recognized in conjunction with acquisitions.
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
As of March 31, 2025 and December 31, 2024, the Company recognized a TRA liability of $362.6 million and $365.5 million, respectively, after concluding it was probable that, based on estimates of future taxable income, the Company will realize tax benefits associated with the TRA. As of March 31, 2025, $1.1 million of the liability is recognized in “Current portion of TRA liability” on the Company’s unaudited Condensed Consolidated Balance Sheets and $361.4 million of the liability is recognized in “Noncurrent portion of TRA liability” on the Company’s unaudited Condensed Consolidated Balance Sheets. No payments were made to the Continuing Equity Owners pursuant to the TRA during the three months ended March 31, 2024 or March 31, 2025. The estimation of liability under the TRA is by its nature imprecise and subject to significant assumptions regarding the amount, character, and timing of the taxable income of Shift4 Payments, Inc. in the future. Changes in tax laws or rates could also materially impact the estimated liability.
If Rook were to exchange any of its LLC Interests subsequent to March 31, 2025, such exchanges could generate additional deferred tax assets and TRA liability. As of March 31, 2025, the estimated impact of the exchange of all of Rook’s LLC Interests was an additional deferred tax asset of approximately $487.9 million and a TRA liability of approximately $414.7 million.
Organisation for Economic Co-operation and Development (“OECD”) - Pillar Two
In December 2021, the Organisation for Economic Co-operation and Development issued model rules for a new global minimum tax framework (“Pillar Two”), and various governments around the world have passed, or are in the process of passing, legislation on this. Certain Pillar Two rules started taking effect in 2024, depending on whether a particular jurisdiction had integrated the legislation into local law. The Company is continuing to monitor these impacts on its operating footprint and estimated an increase in income tax expense associated with jurisdictions that have implemented an Income Inclusion Rule (“IRR”) or a Qualifying Domestic Minimum Top-up Tax (“QDMTT”). The Company has estimated an immaterial impact of the IRR and QDMTT for the three months ended March 31, 2025. The impacts of Pillar Two to the Company are subject to change based on expansion and future acquisitions within jurisdictions that the Company does not currently operate in.
14.Related Party Transactions
The Company has a service agreement with Jared Isaacman, the Company’s Chief Executive Officer and founder (“Founder”), including access to aircrafts and a property. Total expense for this service, which is included in “General and administrative expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations, was $0.2 million for the three months ended March 31, 2025 and 2024. There were no amounts outstanding at March 31, 2025 or December 31, 2024. In addition, during the three months ended March 31, 2025, the Company made $0.1 million of distributions related to income taxes paid on behalf of Rook, which are included in “Distributions to noncontrolling interests” in the Company’s unaudited Condensed Consolidated Statements of Cash Flows.

In November 2021, the Company implemented a one-time discretionary equity award program for non-management employees. The Founder agreed to fund 50% of this program through a contribution of shares of his Class C common stock. During the three months ended March 31, 2025, 12,410 shares of the Founder’s Class C common stock were contributed to fund the awards that vested. As of March 31, 2025, a total of 111,679 shares of the Founder’s Class C common stock have been contributed and the expected remaining contribution from the Founder totaled 424,565 shares of his Class C common stock. Vesting of the awards is subject to the continued employment of non-management employees.
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
Certain legal and regulatory proceedings may be based on complex claims involving substantial uncertainties and unascertainable damages. In accordance with ASC 450, when the Company determines that a loss is both probable and reasonably estimable, the Company records a liability, and, if the liability is material, discloses the amount of the liability reserved. As of March 31, 2025, it is not probable to determine the probability of loss or estimate damages for the Company’s legal proceedings, if any, and therefore, the Company has not established reserves for these proceedings, if any. Given that such proceedings are subject to uncertainty, there can be no assurance that such legal proceedings, either individually or in the aggregate, will not have a material adverse effect on our business, results of operations, financial condition or cash flows.
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
During the three months ended March 31, 2025, the Company repurchased 686,177 shares of Class A common stock for $62.9 million, including commissions paid, at an average price paid of $91.68 per share. As of March 31, 2025, $291.2 million remains available under the May 2024 Program.
17.Noncontrolling Interests
Shift4 Payments, Inc. is the sole managing member of Shift4 Payments, LLC, and consolidates the financial results of Shift4 Payments, LLC. The economic interest in Shift4 Payments, LLC held by Rook amounted to $185.5 million and $187.4 million as of March 31, 2025 and December 31, 2024, respectively, and was recorded as a noncontrolling interest. The following table summarizes the ownership of LLC Interests in Shift4 Payments, LLC:

	March 31, 2025		December 31, 2024
	LLC Interests	Ownership %	LLC Interests	Ownership %
Shift4 Payments, Inc.	68,818,359	77.7%	69,257,131	77.8%
Rook	19,801,028	22.3%	19,801,028	22.2%
Total	88,619,387	100.0%	89,058,159	100.0%

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
As of March 31, 2025, the Company owns 75% of the common stock of Vectron, a German corporation providing POS systems, POS software, and digital and cloud-based services worldwide. The acquisition was accounted for as a business combination under ASC 805. The Company consolidates 100% of Vectron’s assets, liabilities, revenues and expenses. The 25% economic interest in Vectron not held by the Company amounted to $25.3 million and $23.7 million as of March 31, 2025 and December 31, 2024, respectively, and was recorded as a noncontrolling interest. The noncontrolling interest was calculated as the number of shares of Vectron’s common stock not owned by the Company multiplied by the price per share of Vectron’s common stock as of the acquisition date, adjusted by the portion of Vectron’s net income not attributable to the Company.
18.Equity-based Compensation
The Company recognized equity-based compensation expense of $26.0 million and $22.8 million for the three months ended March 31, 2025 and 2024, respectively.
2020 Incentive Award Plan
The Company’s 2020 Incentive Award Plan, as amended and restated in June 2022 (the “Restated Equity Plan”), provides for the grant of restricted stock units (“RSUs”), performance restricted stock units (“PRSUs”), stock options, dividend equivalent awards, stock payments, stock appreciation rights, and other stock or cash awards. The number of shares available for issuance is subject to an annual increase on the first day of each year beginning in 2023 and ending in and including 2032, equal to the lesser of (1) 2% of the shares outstanding (on an as-converted basis, taking into account any and all securities convertible into, or exercisable, exchangeable or redeemable for, shares of Class A common stock (including LLC Interests of Shift4 Payments, LLC)) on the last day of the immediately preceding fiscal year and (2) such smaller number of shares as determined by the Board.
As of March 31, 2025, a maximum of 3,140,006 shares of the Company’s Class A common stock were available for issuance under the Restated Equity Plan.
RSUs and PRSUs
RSUs and PRSUs represent the right to receive shares of the Company’s Class A common stock at a specified date in the future.
The RSU and PRSU activity for the three months ended March 31, 2025 was as follows:

	Three Months Ended March 31, 2025
	Number of RSUs and PRSUs	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2024	2,169,343	$62.13
Granted	569,548	98.87
Vested	(430,892)	77.34
Forfeited or cancelled	(98,406)	63.81
Unvested balance at March 31, 2025	2,209,593	$68.52
The grant date fair value of RSUs and PRSUs subject to continued service or those that vest immediately was determined based on the price of the Company’s Class A common stock on the grant date.
As of March 31, 2025, the Company had $113.5 million of total unrecognized equity-based compensation expense related to outstanding RSUs and PRSUs, which is expected to be recognized over a weighted-average period of 2.22 years.

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

	Three Months Ended March 31,
	2025	2024
Net income	$19.5	$28.5
Less: Net income attributable to noncontrolling interests	(2.8)	(7.9)
Net income attributable to common stockholders - basic	16.7	20.6
Reallocation of net income from noncontrolling interests to common stockholders due to effect of dilutive securities	1.7	0.1
Net income attributable to common stockholders - diluted	$18.4	$20.7

Numerator - allocation of net income attributable to common stockholders:
Net income allocated to Class A common stock - basic	$16.4	$20.1
Reallocation of net income from noncontrolling interests to common stockholders due to effect of dilutive securities	1.7	0.1
Net income allocated to Class A common stock - diluted	$18.1	$20.2

Net income allocated to Class C common stock - basic	$0.3	$0.5
Reallocation of net income from noncontrolling interests to common stockholders due to effect of dilutive securities	—	—
Net income allocated to Class C common stock - diluted	$0.3	$0.5

Denominator:
Weighted average shares of Class A common stock outstanding - basic (a)	67,700,208	64,444,479
Effect of dilutive securities:
LLC Interests (b)	19,801,028	—
RSUs	1,324,385	1,517,750
2025 Convertible Notes	1,878,115	—
Weighted average shares of Class A common stock outstanding - diluted	90,703,736	65,962,229

Weighted average shares of Class C common stock outstanding - basic and diluted	1,452,252	1,694,915

Net income per share - basic:
Class A common stock	$0.24	$0.31
Class C common stock	$0.24	$0.31
Net income per share - diluted:
Class A common stock	$0.20	$0.31
Class C common stock	$0.20	$0.31
(a) For the three months ended March 31, 2024, included 3,733,306 shares that had been committed but not issued as of March 31, 2024 primarily related to the acquisition of Finaro.
(b) For the three months ended March 31, 2024, 23,831,883 LLC Interests were excluded from the calculation of diluted net income per share as the effect would be anti-dilutive.
Diluted EPS was computed using the treasury stock method for RSUs and the if-converted method for convertible instruments.
For the three months ended March 31, 2025, the Company has excluded from the calculation of diluted net income per share the effect of the following:
•the conversion of the 2027 Convertible Notes, as the weighted average sales price of the Company’s Class A common stock was less than the conversion price per the terms of the agreement, and
•shares of the Company’s Class A common stock to be issued in connection with an earnout for the period prior to the issuance of such shares.

For the three months ended March 31, 2024, the Company has excluded from the calculation of diluted net income per share the effect of the following:
•the conversion of the 2025 Convertible Notes and 2027 Convertible Notes, as the weighted average sales price of the Company’s Class A common stock was less than the conversion price per the terms of each respective agreement, and
•shares of the Company’s Class A common stock to be issued in connection with certain earnouts for the period prior to the issuance of such shares.
20.Segments
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
The Company’s revenue is comprised primarily of payments-based revenue which includes fees for payment processing and gateway services. Payment processing fees are primarily driven as a percentage of volume. No single customer accounted for more than 10% of the Company’s revenue during the three months ended March 31, 2025 and 2024.
The following table presents a disaggregation of the Company’s consolidated net income:

	Three Months Ended March 31,
(in millions)	2025	2024
Payments-based revenue	$755.7	$655.1
Subscription and other revenues	92.6	52.3
Network fees*	(479.8)	(443.7)
Other costs of sales* (exclusive of depreciation of equipment under lease)	(111.5)	(75.9)
General and administrative expenses:
Employee and other general and administrative expenses*	(119.5)	(78.6)
Equity-based compensation*	(27.2)	(23.2)
Rent, office, occupancy and equipment expenses*	(7.3)	(5.3)
Revaluation of contingent liabilities	3.7	(2.1)
Depreciation and amortization expense* (a)	(56.0)	(44.8)
Professional expenses*	(18.6)	(8.0)
Advertising and marketing expenses*	(6.7)	(4.4)
Interest income	12.4	5.4
Other income (expense), net	(1.2)	1.4
Gain on investments in securities	0.3	11.0
Change in TRA liability	3.0	(1.2)
Interest expense*	(28.5)	(8.1)
Income tax benefit (expense)*	8.1	(1.4)
Net income	$19.5	$28.5
*    Denotes a significant segment expense reviewed by the CODM.
(a)Depreciation and amortization expense includes depreciation of equipment under lease of $16.3 million and $11.9 million for the three months ended March 31, 2025 and 2024, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the information presented in our unaudited condensed consolidated financial statements and the related notes and other financial data included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”), as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 19, 2025 (the “2024 Form 10-K”). In addition to historical information, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, liquidity and capital resources, that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described in “Cautionary Note Regarding Forward-Looking Statements,” and “Risk Factors” in Part I, Item 1A. of our 2024 Form 10-K. We assume no obligation to update any of these forward-looking statements.
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
Recent Developments
Chief Executive Officer Succession Planning
In December 2024, President Donald Trump nominated Jared Isaacman, our Founder, Chief Executive Officer and Chairman of the Board, to be the next administrator of the National Aeronautics and Space Administration (“NASA”). Mr. Isaacman has announced his intention to remain as the Company’s Chief Executive Officer and Chairman of the Board subject to the ratification and confirmation by the U.S. Senate, and to retain the majority of his equity interest while reducing his voting power. As a result, Mr. Isaacman intends to continue to serve as the Chief Executive Officer and Chairman of the Board during the confirmation process. As part of planned succession planning, Taylor Lauber, our President, is expected to succeed Mr. Isaacman as our Chief Executive Officer upon Mr. Isaacman’s confirmation by the U.S. Senate.
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

On March 12, 2025, Mr. Isaacman submitted an Ethics Agreement to the Designated Agency Ethics Official at NASA in connection with his nomination. In the Ethics Agreement, Mr. Isaacman committed to take certain steps to avoid any actual or apparent conflict of interest in the event he is confirmed. This includes without limitation surrendering his high-vote shares, which will reduce his corresponding voting power to approximately 25% in line with his economic interest in the Company. Mr. Isaacman is not required to and does not intend to divest his equity interests in the Company as a result of, and in the event of, his confirmation.
In connection with Mr. Isaacman’s Nomination, the Company is negotiating an agreement with Mr. Isaacman and Rook to simplify the Company’s organizational and capital structure, including rationalizing the Company’s current “Up-C” structure via a series of transactions expected to be treated as a taxable exchange for U.S. federal income tax purposes, for which Mr. Isaacman is responsible for his own tax liabilities that will be substantial, and the assignment and waiver of the TRA (collectively, the “Restructuring Transaction”). The final terms of the Restructuring Transaction will be disclosed when available.
Pending Acquisitions
On February 16, 2025, we entered into a Transaction Agreement (the “Transaction Agreement”) with Global Blue Group Holding AG, a stock corporation incorporated under the laws of Switzerland (“Global Blue”) and, from and after its execution and delivery of a joinder thereto on February 25, 2025, GT Holding 1 GmbH, a Swiss limited liability company and indirect wholly owned subsidiary of Shift4 (“Merger Sub”). Capitalized terms used but not defined herein shall have the meaning ascribed to such terms in the Transaction Agreement.
Pursuant to the Transaction Agreement, and upon the terms and subject to the conditions set forth therein, Shift4 and Merger Sub filed the Tender Offer Statement on Schedule TO with the SEC on March 21, 2025 (together with any amendments and supplements thereto, the “Schedule TO”). The Schedule TO relates to a tender offer (the “Offer”) by Merger Sub to acquire all of the outstanding (i) registered ordinary shares, nominal value of CHF 0.01 per share, of Global Blue (the “Global Blue Common Shares”), at a price per share equal to $7.50 (the “Common Shares Consideration”), (ii) registered series A convertible preferred shares, nominal value of CHF 0.01 per share, of Global Blue (the “Global Blue Series A Shares”), at a price per share equal to $10.00, (iii) registered series B convertible preferred shares, nominal value of CHF 0.01 per share, of Global Blue (the “Global Blue Series B Shares”, and together with the Global Blue Common Shares and the GB Series A Shares, the “Global Blue Shares”), at a price per share equal to $11.81. On April 18, 2025, Merger Sub announced an extension of the Expiration Time of the Offer until one minute after 11:59 p.m., New York City time, on May 6, 2025, unless the Offer is further extended or earlier terminated in accordance with the terms of the Offer to Purchase. The Offer was previously scheduled to expire one minute after 11:59 p.m., New York City time, on April 17, 2025.
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
Tender and Support Agreements
On February 16, 2025, in connection with the Transaction Agreement, we entered into Tender and Support Agreements (each a “Support Agreement” and collectively, the “Support Agreements”) with each of the following shareholders of Global Blue (i) SL Globetrotter, L.P., (ii) Global Blue Holding LP, (iii) Ant International Technologies (Hong Kong) Holding Limited, (iv) CK Opportunities Wolverine S.À.R.L., (v) Partners Group Private Equity (Master Fund), LLC, (vi) Partner Group Barrier Reef, L.P., (vii) Partners Group Client Access 5 L.P. Inc., (viii) Tencent Mobility Limited and (ix) certain other investors of Global Blue management (each, a “Supporting Shareholder”, and together, the “Supporting Shareholders”), pursuant to which each Supporting Shareholder agreed, among other things, to tender its Global Blue Shares in the Offer and vote its Global Blue Shares at any meeting of the shareholders of Global Blue (i) for, among other things, the approval and adoption of the Board Modification and any other proposal required for the consummation of the transactions contemplated by the Transaction Agreement, (ii) against any proposal or motion that would reasonably be expected to (A) directly result in a breach of any covenant, representation or warranty or any other obligation or agreement of Global Blue contained in the Transaction Agreement, or (B) result in any conditions to the Offer set forth in Annex C of the Transaction Agreement not being satisfied prior to 5:00 p.m., New York City time on September 30, 2025 (or February 16, 2026 if such date is extended pursuant to the Transaction Agreement), (iii) against any change in the Global Blue Board (other than the Board Modification or in the event of a director’s death or resignation, to fill the vacancy created thereby) and (iv) against any Company Takeover Proposal and against any other action, agreement or transaction involving Global Blue that would reasonably be expected to materially impede, materially delay or prevent the consummation of the Offer. As of February 16, 2025, the Supporting Shareholders owned an aggregate of approximately 90% of the Global Blue Shares. Morgan Stanley Global Income Funding Trust became a party to the Support Agreement between Shift4 and certain investors of Global Blue management by way of joinder dated as of March 31, 2025.
The foregoing description of the Support Agreements does not purport to be complete and is qualified in its entirety by reference to the full text of each of the Support Agreements.
Revolving Credit Facility
On September 5, 2024, Shift4 Payments, LLC entered into a Second Amended and Restated First Lien Credit Agreement (the “Original Revolving Credit Agreement”), among Shift4 Payments, LLC, as the borrower, Goldman Sachs Bank USA (“GS”), as administrative agent and collateral agent, and the lenders party thereto, providing for a $450.0 million senior secured revolving credit facility (“Revolving Credit Facility”), $112.5 million of which is available for the issuance of letters of credit. The Revolving Credit Facility is scheduled to mature on September 5, 2029.
On March 18, 2025, Shift4 Payments, LLC entered into an amendment to the Original Revolving Credit Agreement (the “Revolver Amendment” and, the Original Revolving Credit Agreement as amended, restated, supplemented or otherwise modified from time to time, including by the Revolver Amendment, the “Revolving Credit Agreement”), with GS and the lenders party thereto, pursuant to which, among other things, the Original Revolving Credit Agreement was amended to (i) permit the consummation of the Offer, the Merger and the other transactions contemplated by the Transaction Agreement and (ii) permit the incurrence and/or issuance of the Bridge Facilities (as defined below) and/or Permanent Financing (as defined below), in each case, subject to customary conditions.
The foregoing description of the Revolver Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Revolver Amendment.

Debt Commitment Letter
On February 16, 2025, in connection with the Transaction Agreement, Shift4 Payments, LLC entered into a commitment letter (the “Original Debt Commitment Letter”), with GS, pursuant to which GS committed to (i) provide Shift4 Payments, LLC with 364-day bridge loan facilities in an aggregate principal amount of $1.795 billion (the “Bridge Facilities”), consisting of (x) a senior secured 364-day bridge loan facility in an aggregate principal amount of $1.0 billion (the “Senior Secured Bridge Facility”) and (y) a senior unsecured 364-day bridge loan facility in an aggregate principal amount of $795.0 million (the “Senior Unsecured Bridge Facility”), in each case, subject to customary conditions, and (ii) to backstop (the “Revolver Backstop”) an amendment to, or replacement of, the Revolving Credit Facility under the Original Revolving Credit Agreement, in the event that the Revolver Amendment was not entered into prior to the Acceptance Time.
On March 18, 2025, Shift4 Payments, LLC and GS amended and restated the Original Debt Commitment Letter pursuant to an amended and restated commitment letter (the “Debt Commitment Letter”) to, among other things, (i) join Citigroup Global Markets Inc., Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, Banco Santander, S.A., New York Branch, Barclays Bank PLC, and Citizens Bank, N.A., and/or certain of their respective affiliates (together with GS, collectively, the “Commitment Parties”) as commitment parties thereunder, and (ii) reflect the termination of the Revolver Backstop, effective immediately after Shift4 Payments, LLC’s entry into the Revolver Amendment.
The Bridge Facilities are available together with cash on hand and the Revolving Credit Facility to, among other things, finance the consideration payable by us and our subsidiaries under the Transaction Agreement, refinance certain indebtedness of Global Blue and its subsidiaries, and to pay costs, fees and expenses in connection with the Bridge Facilities and the transactions contemplated by the Transaction Agreement. Prior to the funding thereof, Shift4 Payments, LLC may, at its election, reallocate the commitments under the Bridge Facilities among the Senior Secured Bridge Facility and the Senior Unsecured Bridge Facility. The consummation of the Offer and the Merger are not subject to any financing condition. Shift4 Payments, LLC (directly or through Shift4 and/or one or more of its subsidiaries) also intends to pursue a permanent financing arrangement with the Commitment Parties, as contemplated by the Debt Commitment Letter, which may include a combination of senior unsecured and/or unsecured notes, mandatory convertible or perpetual preferred equity and/or a senior secured term loan B facility (the “Permanent Financing”), in each case, on terms and conditions to be set forth in the definitive documentation for such Permanent Financing.
The foregoing description of the Debt Commitment Letter does not purport to be complete and is qualified in its entirety by reference to the full text of the Debt Commitment Letter.
See Part I Item 1A. “Risk Factors—Risks Related to the Transactions” in our 2024 Form 10-K for more information.
Key Financial Definitions
The following briefly describes the components of revenue and expenses as presented in the accompanying unaudited Condensed Consolidated Statements of Operations.
Gross revenue consists of payments-based revenue and subscription and other revenues:
Payments-based revenue includes fees for payment processing services and gateway services. Payment processing fees are primarily driven as a percentage of volume. They may also have a fixed fee, a minimum monthly usage fee and a fee based on transactions. Gateway services, data encryption and tokenization fees are primarily driven by per transaction fees as well as monthly usage fees. Included in payments-based revenue are fees earned from our international payments platform, strategic enterprise merchant relationships, and alternative payments methods, including cryptocurrency, gift cards and stock donations.
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
Advertising and marketing expenses relate to costs incurred to participate in industry tradeshows and dealer conferences, advertising initiatives to build brand awareness (including sponsorships), and expenses to fulfill loyalty program rewards earned by software partners.
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

Factors Impacting Our Business and Results of Operations
We believe our performance depends an will in the future depend on many factors, including those described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2024 Form 10-K, to which there have been no material changes, except that escalating geopolitical and global trade tensions, including changing government policies and the imposition of tariffs, are reasonably likely to have an impact on economic conditions and resulting consumer spending trends, as discussed in our 2024 Form 10-K.
Comparison of Results for the Three Months Ended March 31, 2025 and 2024
The following table sets forth the consolidated statements of operations for the periods presented:

	Three Months Ended March 31,
(in millions)	2025	2024	$ change
Payments-based revenue	$755.7	$655.1	$100.6
Subscription and other revenues	92.6	52.3	40.3
Gross revenue	848.3	707.4	140.9
Network fees	(479.8)	(443.7)	(36.1)
Other costs of sales (exclusive of certain depreciation and amortization expense shown separately below)	(111.5)	(75.9)	(35.6)
General and administrative expenses	(154.0)	(107.1)	(46.9)
Revaluation of contingent liabilities	3.7	(2.1)	5.8
Depreciation and amortization expense (a)	(56.0)	(44.8)	(11.2)
Professional expenses	(18.6)	(8.0)	(10.6)
Advertising and marketing expenses	(6.7)	(4.4)	(2.3)
Income from operations	25.4	21.4	4.0
Interest income	12.4	5.4	7.0
Other income (expense), net	(1.2)	1.4	(2.6)
Gain on investments in securities	0.3	11.0	(10.7)
Change in TRA liability	3.0	(1.2)	4.2
Interest expense	(28.5)	(8.1)	(20.4)
Income before income taxes	11.4	29.9	(18.5)
Income tax benefit (expense)	8.1	(1.4)	9.5
Net income	19.5	28.5	(9.0)
Less: Net income attributable to noncontrolling interests	(2.8)	(7.9)	5.1
Net income attributable to Shift4 Payments, Inc.	$16.7	$20.6	$(3.9)
(a)Depreciation and amortization expense includes depreciation of equipment under lease of $16.3 million and $11.9 million for the three months ended March 31, 2025 and 2024, respectively.

Results of Operations
Three months ended March 31, 2025 compared to three months ended March 31, 2024
Revenues (in millions)

Gross revenue increased by $140.9 million, or 20%. Gross revenue is comprised of payments-based revenue and subscription and other revenues.
Payments-based revenue increased by $100.6 million, or 15%, primarily due to:
•The increase in volume of $11.6 billion, or 35%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
•Growth in payment volume outpaced payments-based revenue growth, primarily due to our continued onboarding of larger merchants with lower unit pricing than our existing customer base.
Subscription and other revenues increased by $40.3 million, or 77%. The increase in subscription and other revenues was primarily driven by the impact of recent acquisitions as well as higher SaaS revenue associated with our SkyTab solutions.
Cost of Sales

	Three Months Ended March 31,
(in millions)	2025	2024	$ Change
Network fees	$(479.8)	$(443.7)	$(36.1)
The 8% increase in network fees was primarily due to the increase in payments-based revenue.
Gross revenue less network fees increased by $104.8 million, or 40%, primarily due to the increase in volume, the impact of recent acquisitions, and higher SaaS revenue. See Key Performance Indicators and Non-GAAP Measures for a discussion and reconciliation of gross revenue less network fees.

	Three Months Ended March 31,
(in millions)	2025	2024	$ Change
Other costs of sales (exclusive of certain depreciation and amortization expense)	$(111.5)	$(75.9)	$(35.6)
The increase in other costs of sales was primarily driven by our recent acquisitions and incremental residual commissions associated with revenue growth.

Operating Expenses

	Three Months Ended March 31,
(in millions)	2025	2024	$ Change
General and administrative expenses	$(154.0)	$(107.1)	$(46.9)
The increase in general and administrative expenses was primarily due to expenses associated with our continued growth, which includes the impact of our recent acquisitions.

	Three Months Ended March 31,
(in millions)	2025	2024	$ Change
Revaluation of contingent liabilities	$3.7	$(2.1)	$5.8
The expense for revaluation of contingent liabilities during the three months ended March 31, 2025 and 2024 was primarily driven by fair value adjustments to contingent liabilities arising from various acquisitions we completed in recent years.

	Three Months Ended March 31,
(in millions)	2025	2024	$ Change
Depreciation and amortization expense	$(56.0)	$(44.8)	$(11.2)
The increase in depreciation and amortization expense was primarily due to the amortization of intangible assets recognized in connection with recent acquisitions, and increased equipment under lease associated with the growth of our SkyTab offering.

	Three Months Ended March 31,
(in millions)	2025	2024	$ Change
Professional expenses	$(18.6)	$(8.0)	$(10.6)
Professional expenses included expenses associated with acquisitions. The increase in professional expenses was primarily driven by higher acquisition-related costs.

	Three Months Ended March 31,
(in millions)	2025	2024	$ Change
Advertising and marketing expenses	$(6.7)	$(4.4)	$(2.3)
The increase in advertising and marketing expenses was primarily due to incremental brand awareness costs.

	Three Months Ended March 31,
(in millions)	2025	2024	$ Change
Interest income	$12.4	$5.4	$7.0
The increase in interest income was primarily due to an increase in our average interest-earning cash balance.

	Three Months Ended March 31,
(in millions)	2025	2024	$ Change
Other income (expense), net	$(1.2)	$1.4	$(2.6)
The decrease in other income was primarily due to transactional losses related to foreign currency in 2025, compared to gains in 2024.

	Three Months Ended March 31,
(in millions)	2025	2024	$ Change
Gain on investments in securities	$0.3	$11.0	$(10.7)
The unrealized gain on investments in securities for both the three months ended March 31, 2025 and 2024 was due to fair value adjustments to our non-marketable equity investments.

	Three Months Ended March 31,
(in millions)	2025	2024	$ Change
Change in TRA liability	$3.0	$(1.2)	$4.2
As of March 31, 2025, the current TRA liability was reduced due to a decrease in the estimated tax benefits from TRA-related tax assets with respect to the 2023 tax year. In the future, we expect the TRA liability to increase as additional deferred tax assets are established through exchanges of LLC Interests with Rook. See Note 13 to the accompanying unaudited condensed consolidated financial statements for more information on the TRA.

	Three Months Ended March 31,
(in millions)	2025	2024	$ Change
Interest expense	$(28.5)	$(8.1)	$(20.4)
The increase in interest expense during the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was primarily due to the issuance of our 2032 Senior Notes.

	Three Months Ended March 31,
(in millions)	2025	2024	$ Change
Income tax benefit (expense)	$8.1	$(1.4)	$9.5
The effective tax rate for the three months ended March 31, 2025 was approximately (71)%, compared to the effective tax rate for the three months ended March 31, 2024 of approximately 5%. The income tax benefit for the three months ended March 31, 2025 relates primarily to the net income allocated to the noncontrolling interest and the impact of certain legal entity restructurings.
Key Performance Indicators and Non-GAAP Measures
The following table sets forth our key performance indicators and non-GAAP measures for the periods presented:

	Three Months Ended March 31,
	2025	2024
Volume (in billions)	$45.0	$33.4

Gross revenue less network fees (in millions)	368.5	263.7
EBITDA (in millions)	112.7	98.7
Adjusted EBITDA (in millions)	168.5	121.7
Volume
Volume is defined as the total dollar amount of payments that we deliver for settlement on behalf of our merchants. Included in volume are dollars routed via our international payments platform, alternative payment methods, including cryptocurrency, stored value, gift cards and stock donations, plus volume we route to third party merchant acquirers on behalf of strategic enterprise merchant relationships. We do maintain transaction processing on certain legacy platforms that are not defined as volume.
Gross revenue less network fees, EBITDA and Adjusted EBITDA
We use supplemental measures of our performance which are derived from our consolidated financial information but which are not presented in our unaudited condensed consolidated financial statements prepared in accordance with GAAP. These non-GAAP financial measures include: gross revenue less network fees, which includes interchange and assessment fees; earnings before interest expense, interest income, income taxes, depreciation, and amortization (“EBITDA”); and Adjusted EBITDA.
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
Gross revenue less network fees:

	Three Months Ended March 31,
(in millions)	2025	2024
Gross revenue	$848.3	$707.4
Less: Network fees	(479.8)	(443.7)
Less: Other costs of sales (exclusive of depreciation of equipment under lease)	(111.5)	(75.9)
Less: Depreciation of equipment under lease	(16.3)	(11.9)
Gross profit (a)	$240.7	$175.9

Gross profit (a)	$240.7	$175.9
Add back: Other costs of sales	111.5	75.9
Add back: Depreciation of equipment under lease	16.3	11.9
Gross revenue less network fees	$368.5	$263.7
(a)The determination of gross profit is inclusive of depreciation of equipment under lease that is included in Depreciation and amortization expense in the Condensed Consolidated Statements of Operations. The table reflects the determination of gross profit for all periods presented. Although gross profit is not presented on the Condensed Consolidated Statements of Operations, it represents the most comparable metric calculated under U.S. GAAP to non-GAAP gross revenues less network fees.

EBITDA and Adjusted EBITDA:

	Three Months Ended March 31,
(in millions)	2025	2024
Net income	$19.5	$28.5
Interest expense	28.5	8.1
Interest income	(12.4)	(5.4)
Income tax (benefit) expense	(8.1)	1.4
Depreciation and amortization	85.2	66.1
EBITDA	112.7	98.7
Acquisition, restructuring and integration costs (a)	27.5	4.0
Revaluation of contingent liabilities (b)	(3.7)	2.1
Gains on investments in securities (c)	(0.3)	(11.0)
Change in TRA liability (d)	(3.0)	1.2
Equity-based compensation (e)	27.2	23.2
Foreign exchange and other nonrecurring items (f)	8.1	3.5
Adjusted EBITDA	$168.5	$121.7
(a)For the three months ended March 31, 2025, consisted of $13.8 million of acquisition-related costs and $13.7 million of restructuring costs. For the three months ended March 31, 2024, primarily consisted of $2.6 million of acquisition-related costs.
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
(f)For the three months ended March 31, 2025, primarily consisted of $3.8 million of expenses related to the non-routine upgrade of our IT systems, $2.7 million of non-routine matters, and $1.6 million of unrealized foreign exchange losses.
Liquidity and Capital Resources
Overview
We have historically sourced our liquidity requirements primarily with cash flow from operations and, when needed, with debt or equity financing. The principal uses for liquidity have been acquisitions, capital expenditures, share repurchases and debt service. As of March 31, 2025, our cash and cash equivalents balance was $1,167.3 million, of which approximately $176.5 million was held outside of the U.S. by our foreign legal entities. In addition, “Settlement assets” includes $217.0 million of cash that will be used to settle merchant liabilities. The cash included within Settlement assets is typically paid to merchants within a few days of receipt in order to settle related liabilities.
As of March 31, 2025 and December 31, 2024, the $690.0 million of 2025 Convertible Notes are classified as current on our balance sheet, as they will mature within 12 months. We intend to settle conversions for the Convertible Notes by paying in cash up to the principal amount of the Convertible Notes with any excess to be paid or delivered, as the case may be, in cash or shares of Class A common stock or a combination of both at our election, based on the conversion rate.
See “Pending Acquisitions—Revolving Credit Facility” and “Pending Acquisitions—Debt Commitment Letter” for a description of our financing arrangements in connection with the Transaction Agreement described in that section.
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

The following table sets forth summary cash flow information for the periods presented:

	Three Months Ended March 31,
(in millions)	2025	2024
Net cash provided by operating activities	$96.6	$115.0
Net cash used in investing activities	(85.0)	(39.7)
Net cash used in financing activities	(80.7)	(88.1)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	14.8	(6.5)
Change in cash and cash equivalents and restricted cash	$(54.3)	$(19.3)
Operating activities
Net cash provided by operating activities consists of net income adjusted for certain non-cash items and changes in other assets and liabilities.
For the three months ended March 31, 2025, net cash provided by operating activities of $96.6 million was primarily a result of net income of $19.5 million, adjusted for non-cash depreciation and amortization of $85.2 million, equity-based compensation of $26.0 million, provision for bad debts of $4.1 million and amortization of capitalized financing costs of $3.5 million, partially offset by deferred income taxes of $(17.7) million, revaluation of contingent liabilities of $(3.7) million and an impact from working capital items of $(17.0) million.
For the three months ended March 31, 2024, net cash provided by operating activities of $115.0 million was primarily a result of net income of $28.5 million adjusted for non-cash expenses, including depreciation and amortization of $66.1 million and equity-based compensation of $22.8 million, partially offset by the gain on investments in securities of $(11.0) million.
Investing activities
Net cash used in investing activities includes cash paid for acquisitions, deposits made with our sponsor bank under our Settlement Line Agreement, residual commission buyouts, purchases of property, plant and equipment, purchases of equipment to be leased, purchases of intangible assets, investments in securities, and capitalized software development costs.
Net cash used in investing activities was $85.0 million for the three months ended March 31, 2025, an increase of $45.3 million compared to net cash used in investing activities of $39.7 million for the three months ended March 31, 2024. This increase was primarily the result of a $26.8 million increase in deposits made with our sponsor bank, a $5.9 million increase in purchases of equipment to be leased, a $3.7 million increase in net cash paid for acquisitions, a $3.5 million increase in capitalized software development costs, and a $3.0 million increase in investments in securities.
Financing activities
Net cash used in financing activities was $80.7 million for the three months ended March 31, 2025, a decrease of $7.4 million compared to net cash used in financing activities of $88.1 million for the three months ended March 31, 2024. This decrease was primarily due a $32.8 million change in settlement activity, a $26.8 million increase in borrowings on the settlement line of credit and $20.3 million of customer bank deposits being returned to depositors in connection with our transition of Finaro from a bank to a payment institution in 2024, partially offset by a $62.9 million increase in payments for the repurchase of common stock and a $8.7 million increase in payments for withholding tax related to the vesting of restricted stock units.
Settlement assets includes both cash and receivables from card networks. From period to period, the mix of cash and receivables included in Settlement assets may change, driving increases or decreases in financing cash flow.
Convertible Notes and Senior Notes
As of March 31, 2025 and December 31, 2024, we had $2,872.5 million total principal amount of debt outstanding, including $690.0 million of 2025 Convertible Notes, $450.0 million of 2026 Senior Notes, $632.5 million of 2027 Convertible Notes and $1,100.0 million of 2032 Senior Notes.

Revolving Credit Facility
In September 2024, Shift4 Payments, LLC entered into a Second Amended and Restated First Lien Credit Agreement (the “Original Revolving Credit Agreement”), among Shift4 Payments, LLC, as the borrower, Goldman Sachs Bank USA (“GS”), as administrative agent and collateral agent, and the lenders party thereto, providing for a $450.0 million senior secured revolving credit facility (“Revolving Credit Facility”), $112.5 million of which is available for the issuance of letters of credit.
On March 18, 2025, Shift4 Payments, LLC entered into an amendment to the Original Revolving Credit Agreement (the “Revolver Amendment”) and, the Original Revolving Credit Agreement, as amended, restated, supplemented or otherwise modified from time to time, including by the Revolver Amendment, the “Revolving Credit Agreement”, with GS and the lenders party thereto, pursuant to which, among other things, the Original Revolving Credit Agreement was amended to (i) permit the consummation of the transactions contemplated by the Transaction Agreement and (ii) permit the incurrence and/or issuance of the Bridge Facilities under the Debt Commitment Letter and/or certain other permanent financing issued in lieu thereof or to refinance the loans thereunder. See “Pending Acquisitions—Revolving Credit Facility” and “Pending Acquisitions—Debt Commitment Letter” for a description of our financing arrangements in connection with the Transaction Agreement described in that section.
The Revolving Credit Facility is scheduled to mature on September 5, 2029. There were no borrowings and borrowing capacity on the Revolving Credit Facility was $450.0 million as of March 31, 2025.
Settlement Line Agreement
In September 2024, Shift4 Payments, LLC entered into the Settlement Line Credit Agreement (the “Settlement Line Agreement”), by and between Shift4 Payments, LLC, as the borrower, and Citizens Bank, N.A. (“Citizens”) as the lender, providing for a settlement line of credit with an aggregate available amount of up to $100.0 million (the “Settlement Line”). The Settlement Line provides financing for certain settlement obligations of our merchants. The Settlement Line is scheduled to mature on September 29, 2025, subject to extensions. As of March 31, 2025, the Settlement Line was fully utilized. The borrowings against the Settlement Line have been deposited in an account owned and controlled by Citizens. The deposit and borrowing have been netted on our unaudited Condensed Consolidated Balance Sheets because a right of offset exists and the parties intend to net settle.
Covenants
We expect to be in compliance with all financial covenants for at least 12 months following the issuance of these unaudited condensed consolidated financial statements.
Stock repurchases
In May 2024, the Board authorized a stock repurchase program (the “May 2024 Program”), pursuant to which we are authorized to repurchase up to $500.0 million shares of our Class A common stock through December 31, 2025. During the three months ended March 31, 2025, we repurchased 686,177 shares of Class A common stock for $62.9 million, including commissions paid, at an average price paid of $91.68 per share. As of March 31, 2025, $291.2 million remains available under the May 2024 Program.
Cash Requirements
We believe that our cash and cash equivalents and future cash flow from operations will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next twelve months and into the foreseeable future based on our current operating plan. Our material cash requirements include the following contractual obligations:
Debt
As of March 31, 2025, we had $2,872.5 million of fixed rate debt principal outstanding with maturities beginning in December 2025 with the $690.0 million of 2025 Convertible Notes. Future interest payments associated with the outstanding debt total $606.4 million, with $98.2 million payable within twelve months.
Contingent Liabilities
As of March 31, 2025, the fair value of contingent liabilities to potentially be paid out in cash was $25.4 million, with $7.1 million payable within twelve months. As of March 31, 2025, the maximum amount of contingent liabilities to potentially be paid out in cash was $52.5 million, with $7.1 million payable within twelve months.

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
There have been no material changes to our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to financial instruments are subject to risks relating to interest rates.
As of March 31, 2025, we had $2,872.5 million of fixed rate principal debt outstanding pursuant to the Notes with a fair value of $2,984.1 million. Since these notes bear interest at fixed rates, they do not result in any financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates when interest rates change.
We also have a Revolving Credit Facility available to us with available borrowing capacity of $450.0 million. We are obligated to pay interest on loans under the Revolving Credit Facility as well as other customary fees, including an upfront fee and an unused commitment fee based on our debt rating. Borrowings under the Revolving Credit Facility, if any, bear interest at floating rates. As a result, we are exposed to the risk related to fluctuations in interest rates to the extent of our borrowings. As of March 31, 2025 and December 31, 2024, we had no amounts outstanding under the Revolving Credit Facility. See “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report and Note 11 to the accompanying unaudited condensed consolidated financial statements for more information.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Our material legal proceedings, if any, are described in Part I, Item 1 of this Quarterly Report in the notes to our unaudited Condensed Consolidated Financial Statements in Note 15, “Commitments and Contingencies.”
ITEM 1A. RISK FACTORS
Investing in our Class A common stock involves a high degree of risk. You should carefully consider the risks described under the heading “Risk Factors” in Part I, Item 1A. of our 2024 Form 10-K, the other information in this Quarterly Report, including our unaudited condensed consolidated financial statements and the related notes, as well as our other public filings with the SEC, before deciding to invest in our Class A common stock. There have been no material changes to the Company’s risk factors previously disclosed in our 2024 Form 10-K. The occurrence of any of the events described therein could harm our business, financial condition, results of operations, liquidity or prospects. In such an event, the market price of our Class A common stock could decline, and you may lose all or part of your investment.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in millions)
January 1, 2025 through January 31, 2025	45,300	$109.66	45,300	$349.2
February 1, 2025 through February 28, 2025	36,300	109.68	36,300	345.2
March 1, 2025 through March 31, 2025	604,577	89.26	604,577	291.2
Total	686,177

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
During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
The following is a list of exhibits filed as part of this Quarterly Report.
INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Shift4 Payments, Inc.	S-8	333-239042	4.1	06/09/2020

3.2	Amended and Restated By-Laws of Shift4 Payments, Inc.	S-8	333-239042	4.2	06/09/2020

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock.	S-1/A	333-238307	4.1	06/01/2020

4.2	Indenture, by and among Shift4 Payments, LLC, Shift4 Payments Finance Sub, Inc. the subsidiary guarantors named therein and U.S. Bank National Association, as trustee, dated October 29, 2020 (and Form of Global Note).	8-K	001-39313	4.1	10/29/2020

4.3	Indenture, dated as of December 7, 2020, between Shift4 Payments, Inc. and U.S. Bank National Association, as trustee (and Form of Global Note).	8-K	001-39313	4.1	12/07/2020

4.4	Indenture, dated as of July 26, 2021, between Shift4 Payments, Inc. and U.S. Bank National Association, as trustee (and Form of Global Note).	8-K	001-39313	4.1	07/26/2021

4.5	Fourth Supplemental Indenture dated March 16, 2022, 4.625% Senior Notes due 2026.	10-Q	001-39313	4.5	05/06/2022

4.6	Indenture, by and among Shift4 Payments, LLC, Shift4 Payments Finance Sub, Inc., the subsidiary guarantors named on the signature pages thereto and U.S. Bank Trust Company, National Association, as trustee, dated August 15, 2024 (and Form of Note).	8-K	001-39313	4.1	08/15/2024

10.1
Amendment No. 1 to Second Amended and Restated First Lien Credit Agreement, dated as of March 18, 2025, by and among Shift4 Payments, LLC as the borrower, the lenders and issuing banks party thereto and Goldman Sachs Bank USA, as administrative agent and collateral agent.
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

Shift4 Payments, Inc.

		By:	/s/ Jared Isaacman
Jared Isaacman
Date:	April 29, 2025		Chief Executive Officer (principal executive officer)

		By:	/s/ Nancy Disman
Nancy Disman
Date:	April 29, 2025		Chief Financial Officer (principal financial officer)

		By:	/s/ James Whalen
James Whalen
Date:	April 29, 2025		Chief Accounting Officer (principal accounting officer)