Form 10-Q
period 2025-06-30
Shift4 Payments, Inc.
filed 2025-08-05
CIK 1794669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.0001 par value per share	FOUR	The New York Stock Exchange
Series A Mandatory Convertible Preferred Stock, $0.0001 par value per share	FOUR.PRA	The New York Stock Exchange
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
Yes ☐ No ☒
As of July 29, 2025, there were 67,291,183 shares of the registrant’s Class A common stock, $0.0001 par value per share, outstanding, 19,801,028 shares of the registrant’s Class B common stock, $0.0001 par value per share, outstanding and 1,338,907 shares of the registrant’s Class C common stock, $0.0001 par value per share, outstanding.

SHIFT4 PAYMENTS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report, including, without limitation, statements relating to the Merger, the Transaction Agreement (each as defined herein), the related financings, our position as a leader within our industry, our future results of operations and financial position, business strategy and plans, the anticipated benefits of and costs associated with recent acquisitions, and objectives of management for future operations and activities, including, among others, statements regarding expected growth, international expansion, future capital expenditures, debt covenant compliance, financing activities, debt service obligations including the settlement of conversions of our 2025 Convertible Notes, and the timing of any of the foregoing, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions, though not all forward-looking statements can be identified by such terms or expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to, those factors described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed on February 19, 2025 (the “2024 Form 10-K”).
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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)(in millions, except share and per share amounts)

	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$3,029.3	$1,211.9
Settlement assets	312.2	298.1
Accounts receivable, net	372.7	348.7
Prepaid expenses and other current assets	65.2	51.7
Total current assets	3,779.4	1,910.4
Noncurrent assets
Equipment for lease, net	192.9	165.1
Property, plant and equipment, net	22.2	27.2
Right-of-use assets	33.6	36.9
Collateral held by the card networks	41.4	37.5
Goodwill	1,517.7	1,455.6
Residual commission buyouts, net	119.3	157.2
Capitalized customer acquisition costs, net	72.4	65.3
Other intangible assets, net	778.7	758.4
Deferred tax assets	391.6	396.8
Other noncurrent assets	41.4	31.0
Total assets	$6,990.6	$5,041.4
Liabilities and Stockholders' Equity
Current liabilities
Current portion of debt	$688.6	$686.9
Settlement liabilities	308.2	293.3
Accounts payable	284.6	248.3
Accrued expenses and other current liabilities	161.7	120.5
Current portion of TRA liability	25.8	4.3
Deferred revenue	12.9	15.5
Current lease liabilities	10.8	11.0
Total current liabilities	1,492.6	1,379.8
Noncurrent liabilities
Long-term debt	3,043.2	2,154.1
Noncurrent portion of TRA liability	336.4	361.2
Deferred tax liabilities	40.8	60.6
Noncurrent lease liabilities	26.0	29.3
Other noncurrent liabilities	32.8	38.7
Total liabilities	4,971.8	4,023.7

Redeemable noncontrolling interests	28.2	—

Stockholders' equity
Series A Mandatory Convertible Preferred Stock, $0.0001 par value, 10,000,000 and no shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively, out of 20,000,000 shares authorized.	973.6	—
Class A common stock, $0.0001 par value per share, 300,000,000 shares authorized, 66,376,228 and 67,737,305 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Class B common stock, $0.0001 par value per share, 100,000,000 shares authorized, 19,801,028 and 19,801,028 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively.	—	—
Class C common stock, $0.0001 par value per share, 100,000,000 shares authorized, 1,338,907 and 1,519,826 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively.	—	—
Additional paid-in capital	852.4	1,063.0
Accumulated other comprehensive income (loss)	62.9	(28.2)
Retained deficit	(296.4)	(228.2)
Total stockholders' equity attributable to Shift4 Payments, Inc.	1,592.5	806.6
Non-redeemable noncontrolling interests	398.1	211.1
Total stockholders' equity	1,990.6	1,017.7
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$6,990.6	$5,041.4
See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (in millions, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Gross revenue	$966.2	$827.0	$1,814.5	$1,534.4
Cost of sales (exclusive of certain depreciation and amortization expense shown separately below)	(673.7)	(595.2)	(1,265.0)	(1,114.8)
General and administrative expenses	(130.4)	(110.1)	(284.4)	(217.2)
Revaluation of contingent liabilities	0.9	(0.3)	4.6	(2.4)
Depreciation and amortization expense (a)	(57.6)	(46.7)	(113.6)	(91.5)
Professional expenses	(15.2)	(11.6)	(33.8)	(19.6)
Advertising and marketing expenses	(7.1)	(3.9)	(13.8)	(8.3)
Income from operations	83.1	59.2	108.5	80.6
Loss on extinguishment of debt	(3.1)	—	(3.1)	—
Interest income	19.2	5.0	31.6	10.4
Other income (expense), net	(3.0)	0.4	(4.2)	1.8
Gain (loss) on investments in securities	(0.3)	(0.2)	—	10.8
Change in TRA liability	(0.8)	(3.6)	2.2	(4.8)
Interest expense	(39.4)	(8.1)	(67.9)	(16.2)
Income before income taxes	55.7	52.7	67.1	82.6
Income tax benefit (expense)	(14.6)	1.8	(6.5)	0.4
Net income	41.1	54.5	60.6	83.0
Less: Net income attributable to noncontrolling interests	(7.1)	(15.3)	(9.9)	(23.2)
Net income attributable to Shift4 Payments, Inc.	34.0	39.2	50.7	59.8
Less: Preferred stock dividend	(9.5)	—	(9.5)	—
Net income attributable to common stockholders	$24.5	$39.2	$41.2	$59.8

Basic net income per share
Class A net income per share - basic	$0.35	$0.59	$0.59	$0.90
Class A weighted average common stock outstanding - basic	66,456,102	64,438,168	67,074,718	64,441,324
Class C net income per share - basic	$0.35	$0.59	$0.59	$0.90
Class C weighted average common stock outstanding - basic	1,345,698	1,689,805	1,398,681	1,692,360

Diluted net income per share
Class A net income per share - diluted	$0.32	$0.58	$0.52	$0.89
Class A weighted average common stock outstanding - diluted	87,917,559	65,564,817	89,453,179	65,763,523
Class C net income per share - diluted	$0.32	$0.58	$0.52	$0.89
Class C weighted average common stock outstanding - diluted	1,345,698	1,689,805	1,398,681	1,692,360
See accompanying notes to unaudited condensed consolidated financial statements.
(a)Depreciation and amortization expense includes depreciation of equipment under lease of $17.4 million and $33.7 million for the three and six months ended June 30, 2025, respectively, and $13.0 million and $24.9 million for the three and six months ended June 30, 2024, respectively.

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$41.1	$54.5	$60.6	$83.0
Other comprehensive income (loss)
Unrealized gain (loss) on foreign currency translation adjustment	84.7	(14.0)	117.8	(28.5)
Comprehensive income	125.8	40.5	178.4	54.5
Less: Comprehensive income attributable to noncontrolling interests	(26.3)	(11.9)	(36.6)	(15.9)
Comprehensive income attributable to Shift4 Payments, Inc.	$99.5	$28.6	$141.8	$38.6
See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited) (in millions, except share amounts)

	Shares					Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Redeemable Noncontrolling Interests	Total Equity
	Series A Mandatory Convertible Preferred Stock	Class A Common Stock	Class B Common Stock	Class C Common Stock	Series A Mandatory Convertible Preferred Stock
Balances at December 31, 2024	—	67,737,305	19,801,028	1,519,826	$—	$1,063.0	$(228.2)	$(28.2)	$211.1	$1,017.7
Net income		—	—	—	—	—	16.7	—	2.8	19.5
Effect of foreign currency translation on Vectron redeemable noncontrolling interest		—	—	—	—	—	—	—	1.0	1.0
Repurchases and retirement of Class A common stock		(686,177)	—	—	—	(3.2)	(48.1)	—	(12.1)	(63.4)
Exchange of shares held by Rook		160,043	—	(160,043)	—	—	—	—	—	—
Distributions to non-redeemable noncontrolling interests		—	—	—	—	—	—	—	(0.1)	(0.1)
Equity-based compensation		—	—	—	—	26.0	—	—	—	26.0
Vesting of restricted stock units, net of tax withholding		259,815	—	(12,410)	—	(18.4)	—	—	0.6	(17.8)
Other comprehensive income		—	—	—	—	—	—	25.6	7.5	33.1
Balances at March 31, 2025	—	67,470,986	19,801,028	1,347,373	—	1,067.4	(259.6)	(2.6)	210.8	1,016.0
Net income	—	—	—	—	—	—	34.0	—	7.1	41.1
Reclassification from stockholders’ equity to mezzanine equity for Vectron noncontrolling interest	—	—	—	—	—	—	(0.9)	—	(25.2)	(26.1)
Issuance of Series A Mandatory Convertible Preferred Stock, net of issuance costs	10,000,000	—	—	—	973.6	(220.1)	—	—	220.1	973.6
Dividends on Series A Mandatory Convertible Preferred Stock	—	—	—	—	—	—	(9.5)	—	—	(9.5)
Repurchases and retirement of Class A common stock	—	(1,148,718)	—	—	—	(9.1)	(60.4)	—	(15.3)	(84.8)
Exchange of shares held by Rook	—	8,466	—	(8,466)	—	—	—	—	—	—
Distributions to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	—	(18.6)	(18.6)
Equity-based compensation	—	—	—	—	—	15.2	—	—	—	15.2
Vesting of restricted stock units, net of tax withholding	—	45,494	—	—	—	(1.0)	—	—	—	(1.0)
Other comprehensive income	—	—	—	—	—	—	—	65.5	19.2	84.7
Balances at June 30, 2025	10,000,000	66,376,228	19,801,028	1,338,907	$973.6	$852.4	$(296.4)	$62.9	$398.1	$1,990.6

	Shares			Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	Class A Common Stock	Class B Common Stock	Class C Common Stock
Balances at December 31, 2023	60,664,171	23,831,883	1,694,915	$985.9	$(346.7)	$14.1	$215.1	$868.4
Net income	—	—	—	—	20.6	—	7.9	28.5
Distributions to non-redeemable noncontrolling interests	—	—	—	—	—	—	(0.3)	(0.3)
Equity-based compensation	—	—	—	22.8	—	—	—	22.8
Vesting of restricted stock units, net of tax withholding	151,053	—	—	(11.6)	—	—	2.5	(9.1)
Other comprehensive loss	—	—	—	—	—	(10.6)	(3.9)	(14.5)
Balances at March 31, 2024	60,815,224	23,831,883	1,694,915	997.1	(326.1)	3.5	221.3	895.8
Net income	—	—	—	—	39.2	—	15.3	54.5
Recognition of Vectron redeemable noncontrolling interest	—	—	—	—	—	—	25.9	25.9
Repurchases and retirement of Class A common stock	(230,400)	—	—	(6.0)	(10.9)	—	1.0	(15.9)
Issuance of Class A common stock, net of tax withholding	1,230,309	—	—	1.6	—	—	0.4	2.0
Exchange of shares held by Rook	109,976	(80,915)	(29,061)	0.1	—	—	(0.1)	—
Distributions to non-redeemable noncontrolling interests	—	—	—	—	—	—	(1.7)	(1.7)
Equity-based compensation	—	—	—	14.3	—	—	—	14.3
Vesting of restricted stock units, net of tax withholding	42,139	—	—	(1.4)	—	—	(0.7)	(2.1)
Other comprehensive loss	—	—	—	—	—	(10.6)	(3.4)	(14.0)
Balances at June 30, 2024	61,967,248	23,750,968	1,665,854	$1,005.7	$(297.8)	$(7.1)	$258.0	$958.8
See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in millions)

	Six Months Ended June 30,
	2025	2024
Operating activities
Net income	$60.6	$83.0
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	173.6	135.8
Equity-based compensation expense	41.2	37.1
Revaluation of contingent liabilities	(4.6)	2.4
Gain on investments in securities	—	(10.8)
Change in TRA liability	(2.2)	4.8
Amortization of capitalized financing costs, net of premium accretion	8.9	4.1
Loss on extinguishment of debt	3.1	—
Provision for bad debts	6.0	3.9
Deferred income taxes	(20.5)	(9.3)
Unrealized foreign exchange losses (gains)	3.9	(1.8)
Other noncash items	—	(1.6)
Change in operating assets and liabilities
Accounts receivable	(24.0)	(36.8)
Prepaid expenses and other assets	1.3	(11.4)
Capitalized customer acquisition costs	(22.2)	(19.1)
Accounts payable	17.0	36.7
Accrued expenses and other liabilities	3.5	23.8
Payments on contingent liabilities in excess of initial fair value	(0.8)	(0.3)
Right-of-use assets and lease liabilities, net	(0.2)	(0.4)
Deferred revenue	(6.1)	(13.3)
Net cash provided by operating activities	238.5	226.8

Investing activities
Acquisitions, net of cash acquired	(3.7)	(301.4)
Acquisition of equipment to be leased	(53.5)	(46.4)
Capitalized software development costs	(36.9)	(31.5)
Acquisition of property, plant and equipment	(2.4)	(3.5)
Deposits with sponsor bank, net	(26.8)	—
Residual commission buyouts	(7.9)	(1.3)
Proceeds from sale of investments in securities	2.0	2.6
Investments in securities	(3.0)	—
Net cash used in investing activities	(132.2)	(381.5)

Financing activities
Proceeds from long-term debt	1,313.2	—
Proceeds from preferred stock	1,000.0	—
Repayment of debt	(450.0)	—
Deferred financing costs	(45.3)	—
Settlement line of credit	26.8	—
Settlement activity, net	(29.1)	(54.0)
Repurchases of Class A common stock	(148.2)	(15.9)
Payments for withholding tax related to vesting of restricted stock units	(18.8)	(11.2)
Payments on contingent liabilities	(1.5)	(0.9)
Distributions to noncontrolling interests	(18.7)	(2.0)
Net change in bank deposits	—	(70.8)
Other financing activities	(2.3)	—
Net cash provided by (used in) financing activities	1,626.1	(154.8)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	82.1	(9.0)
Change in cash and cash equivalents and restricted cash	1,814.5	(318.5)

Cash and cash equivalents and restricted cash, beginning of period	1,438.6	721.8
Cash and cash equivalents and restricted cash, end of period	$3,253.1	$403.3
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
The unaudited condensed consolidated financial statements include the accounts of Shift4 Payments, Inc. and its wholly-owned subsidiaries. Shift4 Payments, Inc. consolidates the financial results of Shift4 Payments, LLC, which is considered a variable interest entity. Shift4 Payments, Inc. is the primary beneficiary and sole managing member of Shift4 Payments, LLC and has decision making authority that significantly affects the economic performance of the entity. As a result, the Company consolidates Shift4 Payments, LLC and reports a non-redeemable noncontrolling interest representing the economic interest in Shift4 Payments, LLC held by Rook Holdings Inc. (“Rook”). All intercompany balances and transactions have been eliminated in consolidation.
The assets and liabilities of Shift4 Payments, LLC represent substantially all of the consolidated assets and liabilities of Shift4 Payments, Inc. with the exception of certain cash balances, amounts payable under the Tax Receivable Agreement (“TRA”), and the aggregate principal amount of $690.0 million of 2025 Convertible Notes and $632.5 million of 2027 Convertible Notes (together, the “Convertible Notes”) and 10,000,000 shares (representing a $1,000.0 million initial liquidation preference) of Series A Mandatory Convertible Preferred Stock that are held by Shift4 Payments, Inc. directly. As of June 30, 2025 and December 31, 2024, $119.1 million and $52.0 million of cash, respectively, was directly held by Shift4 Payments, Inc. As of June 30, 2025 and December 31, 2024, the TRA liability was $362.2 million and $365.5 million, respectively. In connection with the issuance of the Convertible Notes, Shift4 Payments, Inc. entered into Intercompany Convertible Notes with Shift4 Payments, LLC, whereby Shift4 Payments, Inc. provided the proceeds from the issuance of the Convertible Notes to Shift4 Payments, LLC in the amount of $1,322.5 million. In connection with the issuance of the Series A Mandatory Convertible Preferred Stock, Shift4 Payments, Inc. received an issuance of 10,000,000 units of Series A Mandatory Convertible Preferred Mirror Units (“Mirror Units”) from Shift4 Payments, LLC, in exchange for Shift4 Payments, Inc. providing the proceeds from the issuance of the Series A Mandatory Convertible Preferred Stock to Shift4 Payments, LLC in the amount of $1,000.0 million. Shift4 Payments, Inc., which was incorporated on November 5, 2019, has not had any material operations on a standalone basis since its inception, and all of the operations of the Company are carried out by Shift4 Payments, LLC and its subsidiaries.
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

The following table presents the effects of the change in presentation within the unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024:

	Six Months Ended June 30, 2024
	As Previously Reported	Adjustment	As Adjusted
Cash flows from operating activities
Settlement activity, net	$(54.0)	$54.0	$—
All other operating activities	226.8	—	226.8
Net cash provided by operating activities	$172.8	$54.0	$226.8

Cash flows from financing activities
Settlement activity, net	$—	$(54.0)	$(54.0)
All other financing activities	(100.8)	—	(100.8)
Net cash used in financing activities	$(100.8)	$(54.0)	$(154.8)
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s unaudited condensed consolidated financial statements and accompanying notes. Significant estimates inherent in the preparation of the accompanying unaudited condensed consolidated financial statements include estimates of fair value of acquired assets and liabilities through business combinations, fair value of contingent liabilities related to earnout payments, deferred income tax valuation allowances, amounts associated with the Company’s tax receivable agreement with Rook and certain affiliates of Searchlight Capital Partners, L.P. (together, the “Continuing Equity Owners”), allowance for doubtful accounts, income taxes, and non-redeemable noncontrolling interests. Estimates are based on past experience and other considerations reasonable under the circumstances. Actual results may differ from these estimates.
Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 1 to Shift4 Payments, Inc.’s consolidated financial statements as of and for the year ended December 31, 2024 in the 2024 Form 10-K. There have been no significant changes to these policies which have had a material impact on the Company’s unaudited condensed consolidated financial statements and related notes during the six months ended June 30, 2025.
Redeemable Noncontrolling Interests
As of June 30, 2025 and December 31, 2024, the minority interest ownership percentage in Vectron Systems AG (“Vectron”) was approximately 25%. Following the effectiveness of the domination and profit and loss transfer agreement (the “DPLTA”) on June 23, 2025, the Vectron shares representing the equity interest held by parties other than the Company became redeemable and, therefore, are required to be classified outside of stockholders’ equity until redemption occurs. As a result, the permanent equity noncontrolling interest balance was reclassified to redeemable noncontrolling interests (“RNCI”) and will be remeasured using the current exchange rate at each reporting date. For the duration of the DPLTA’s effectiveness, the RNCI will continue to be presented as redeemable noncontrolling interests outside of stockholders’ equity in the unaudited Condensed Consolidated Balance Sheets.
Cash and Cash Equivalents
The following table provides a reconciliation between cash and cash equivalents on the unaudited Condensed Consolidated Balance Sheets and the unaudited Condensed Consolidated Statements of Cash Flows:

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$3,029.3	$1,211.9
Cash and cash equivalents included in Settlement assets	223.8	226.7
Total cash and cash equivalents and restricted cash on the unaudited Condensed Consolidated Statements of Cash Flows	$3,253.1	$1,438.6

Recent Accounting Pronouncements
Accounting Pronouncements Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures, which provides qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation by jurisdiction of income taxes paid. ASU 2023-09 became effective for the Company on January 1, 2025. The Company intends to provide these additional disclosures in its Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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

Accounts receivable	$1.7
Prepaid expenses and other current assets	0.3
Goodwill (a)	78.9
Other intangible assets	52.4
Equipment for lease, net	0.4
Property, plant and equipment, net	0.3
Right-of-use assets	0.5
Accounts payable	(0.7)
Accrued expenses and other current liabilities	(3.2)
Deferred revenue	(0.8)
Current lease liabilities	(0.3)
Deferred tax liabilities	(14.2)
Noncurrent lease liabilities	(0.3)
Net assets acquired	$115.0

(a) Goodwill is not deductible for tax purposes.
The following table provides further detail on other intangible assets acquired:

Merchant relationships	$51.6
Acquired technology	0.8
Other intangible assets	$52.4
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

Accounts receivable	$8.6
Inventory	2.0
Prepaid expenses and other current assets	1.2
Goodwill (a)	85.8
Other intangible assets	66.1
Property, plant and equipment, net	1.5
Right-of-use assets	1.1
Other noncurrent assets	1.7
Accounts payable	(4.8)
Accrued expenses and other current liabilities	(4.6)
Current lease liabilities	(0.4)
Current portion of long-term debt	(2.2)
Deferred tax liabilities	(18.9)
Noncurrent lease liabilities	(0.8)
Other noncurrent liabilities	(8.5)
Net assets acquired	$127.8

(a) Goodwill is not deductible for tax purposes.
The following table provides further detail on other intangible assets acquired:

Merchant relationships	$58.2
Acquired technology	6.6
Trademark and trade names	1.3
Other intangible assets	$66.1
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
Global Blue - Subsequent Event
On July 3, 2025, the Company completed the acquisition of Global Blue Group Holding AG (“Global Blue”) upon expiration of the cash tender offer to acquire Global Blue shares. As of July 3, 2025, approximately 97.37% of the Global Blue shares outstanding had been tendered. See Note 21 for more information. Due to the timing of this acquisition, the initial accounting for the acquisition, including the valuation of assets and liabilities acquired, is incomplete. As such, the Company is unable to disclose certain information, including the preliminary fair value of assets acquired and liabilities assumed, at this time.
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

Disaggregated Revenue
The following table presents a disaggregation of the Company’s revenue from contracts with customers based on similar operational characteristics:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Payments-based revenue	$868.5	$755.8	$1,624.2	$1,410.9
Subscription and other revenues	97.7	71.2	190.3	123.5
Total	$966.2	$827.0	$1,814.5	$1,534.4
The vast majority of the Company’s revenue is recognized over time.
Contract Liabilities
The Company charges merchants for various post-contract license support and service fees. These fees typically relate to a period of one year. The Company recognizes the revenue on a straight-line basis over its respective period. As of June 30, 2025 and December 31, 2024, the Company had deferred revenue of $15.6 million and $18.9 million, respectively. The change in the contract liabilities was primarily the result of a timing difference between payment from the customer and the Company’s satisfaction of each performance obligation.
The amount of gross revenue recognized that was included in the December 31, 2024 balance of deferred revenue was $4.8 million and $12.7 million for the three and six months ended June 30, 2025, respectively.
4.Goodwill
The changes in the carrying amount of goodwill were as follows:

Balance at December 31, 2024	$1,455.6
Effect of foreign currency translation, adjustments related to prior period acquisitions, and other	62.1
Balance at June 30, 2025	$1,517.7

5.Depreciation and Amortization
Amounts charged to expense in the Company’s unaudited Condensed Consolidated Statements of Operations for depreciation and amortization were as follows:

	Amortization			Depreciation
	Residual Commission Buyouts	Other Intangible Assets	Capitalized Customer Acquisition Costs	Equipment Under Lease	Property, Plant and Equipment	Total
Three Months Ended June 30, 2025
Depreciation and amortization expense	$22.8	$14.3	$—	$17.4	$3.1	$57.6
Cost of sales	—	23.0	7.7	—	0.1	30.8
Total depreciation and amortization (a)	$22.8	$37.3	$7.7	$17.4	$3.2	$88.4

Three Months Ended June 30, 2024
Depreciation and amortization expense	$21.7	$9.3	$—	$13.0	$2.7	$46.7
Cost of sales	—	16.8	6.1	—	0.1	23.0
Total depreciation and amortization (b)	$21.7	$26.1	$6.1	$13.0	$2.8	$69.7

Six Months Ended June 30, 2025
Depreciation and amortization expense	$45.3	$28.4	$—	$33.7	$6.2	$113.6
Cost of sales	—	44.8	15.0	—	0.2	60.0
Total depreciation and amortization (c)	$45.3	$73.2	$15.0	$33.7	$6.4	$173.6

Six Months Ended June 30, 2024
Depreciation and amortization expense	$43.5	$18.0	$—	$24.9	$5.1	$91.5
Cost of sales	—	32.3	11.8	—	0.2	44.3
Total depreciation and amortization (d)	$43.5	$50.3	$11.8	$24.9	$5.3	$135.8
(a)    Total amortization of $67.8 million consisted of amortization of acquired intangibles of $46.9 million and amortization of non-acquired intangibles of $20.9 million.
(b)    Total amortization of $53.9 million consisted of amortization of acquired intangibles of $38.8 million and amortization of non-acquired intangibles of $15.1 million.
(c)    Total amortization of $133.5 million consisted of amortization of acquired intangibles of $92.7 million and amortization of non-acquired intangibles of $40.8 million.
(d)    Total amortization of $105.6 million consisted of amortization of acquired intangibles of $76.8 million and amortization of non-acquired intangibles of $28.8 million.
As of June 30, 2025, the estimated amortization expense for each of the five succeeding years and thereafter is as follows:

	Residual Commission Buyouts	Other Intangible Assets	Capitalized Customer Acquisition Costs	Total Amortization	Amortization of Acquired Intangible Assets
2025 (remaining six months)	$44.7	$73.4	$15.3	$133.4	$91.4
2026	56.4	131.5	25.7	213.6	143.9
2027	8.0	108.1	19.3	135.4	87.1
2028	6.3	76.0	10.4	92.7	75.2
2029	2.1	67.6	1.7	71.4	69.7
Thereafter	1.8	322.1	—	323.9	323.9
Total	$119.3	$778.7	$72.4	$970.4	$791.2

6.Residual Commission Buyouts
Residual commission buyouts represent transactions with certain third-party distribution partners, pursuant to which the Company acquires their ongoing merchant relationships that subscribe to the Company’s payments platform.
Residual commission buyouts, net consisted of the following:

	Weighted Average Amortization Period (in years)	June 30, 2025
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Residual commission buyouts from asset acquisitions	4	$343.3	$(233.2)	$110.1
Residual commission buyouts from business combinations	8	13.9	(4.7)	9.2
Total residual commission buyouts		$357.2	$(237.9)	$119.3

	Weighted Average Amortization Period (in years)	December 31, 2024
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Residual commission buyouts from asset acquisitions	4	$337.3	$(190.1)	$147.2
Residual commission buyouts from business combinations	8	13.9	(3.9)	10.0
Total residual commission buyouts		$351.2	$(194.0)	$157.2
7.Other Intangible Assets, Net
Other intangible assets, net consisted of the following:

	Weighted Average Amortization Period (in years)	June 30, 2025
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	12	$613.5	$(125.6)	$487.9
Acquired technology	8	299.8	(134.9)	164.9
Trademarks and trade names	12	29.6	(10.5)	19.1
Capitalized software development costs	3	170.4	(63.6)	106.8
Total other intangible assets, net		$1,113.3	$(334.6)	$778.7

	Weighted Average Amortization Period (in years)	December 31, 2024
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	12	$584.0	$(95.4)	$488.6
Acquired technology	8	269.0	(112.3)	156.7
Trademarks and trade names	12	29.4	(8.5)	20.9
Capitalized software development costs	3	150.7	(58.5)	92.2
Total other intangible assets, net		$1,033.1	$(274.7)	$758.4
8.Capitalized Customer Acquisition Costs, Net
Capitalized customer acquisition costs, net consisted of the following:

	Weighted Average Amortization Period (in years)
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Total costs as of June 30, 2025	4	$128.2	$(55.8)	$72.4
Total costs as of December 31, 2024	4	$118.1	$(52.8)	$65.3

9.Equipment for Lease, Net
Equipment for lease, net consisted of the following:

	Weighted Average Depreciation Period (in years)	June 30, 2025
		Gross Carrying Value	Accumulated Depreciation	Net Carrying Value
Equipment under lease	4	$279.8	$(108.0)	$171.8
Equipment held for lease (a)	N/A	21.1	—	21.1
Total equipment for lease, net		$300.9	$(108.0)	$192.9

	Weighted Average Depreciation Period (in years)	December 31, 2024
		Gross Carrying Value	Accumulated Depreciation	Net Carrying Value
Equipment under lease	4	$243.6	$(93.0)	$150.6
Equipment held for lease (a)	N/A	14.5	—	14.5
Total equipment for lease, net		$258.1	$(93.0)	$165.1

(a) Represents equipment that was not yet initially deployed to a merchant and, accordingly, is not being depreciated.
In addition to equipment for lease, the Company had $7.1 million and $8.9 million of inventory as of June 30, 2025 and December 31, 2024, respectively. Inventory represents hardware devices to be sold.
10.Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	June 30, 2025	December 31, 2024
Equipment	$23.3	$21.0
Capitalized software	3.0	4.4
Leasehold improvements	19.8	19.5
Furniture and fixtures	2.6	2.4
Vehicles	0.5	0.5
Total property, plant and equipment, gross	49.2	47.8
Less: Accumulated depreciation	(27.0)	(20.6)
Total property, plant and equipment, net	$22.2	$27.2

11.Debt
The Company’s outstanding debt consisted of the following:

	Maturity	Effective Interest Rate	June 30, 2025	December 31, 2024
6.750% Senior Notes due 2032 ("2032 Senior Notes")	August 15, 2032	6.90%	$1,650.0	$1,100.0
5.500% Senior Notes due 2033 (“2033 Euro Notes”) (Euro-denominated)	May 15, 2033	5.68%	798.5	—
Convertible Senior Notes due 2025 ("2025 Convertible Notes")	December 15, 2025	0.49%	690.0	690.0
Convertible Senior Notes due 2027 ("2027 Convertible Notes")	August 1, 2027	0.90%	632.5	632.5
4.625% Senior Notes due 2026 ("2026 Senior Notes")	November 1, 2026	5.13%	—	450.0
Total debt principal			3,771.0	2,872.5
Less: Unamortized capitalized financing fees			(41.9)	(31.5)
Plus: Unamortized premium			2.7	—
Total debt			$3,731.8	$2,841.0

Current portion of debt			$688.6	$686.9
Long-term debt			3,043.2	2,154.1
Total debt			$3,731.8	$2,841.0
Amortization of capitalized financing fees and accretion of debt premiums are included within “Interest expense” in the Company’s unaudited Condensed Consolidated Statements of Operations. Amortization expense for capitalized financing fees, net of premium accretion, was $5.4 million and $8.9 million for the three and six months ended June 30, 2025, respectively, and $2.0 million and $4.1 million for the three and six months ended June 30, 2024, respectively.
Future principal payments
As of June 30, 2025, future principal payments associated with the Company’s debt were as follows:

2025	$690.0
2026	—
2027	632.5
Thereafter	2,448.5
Total	$3,771.0

Senior Notes due 2032
In August 2024, Shift4 Payments, LLC and Shift4 Payments Finance Sub, Inc. (together, the “Issuers”), subsidiaries of the Company, issued an aggregate of $1.1 billion principal amount of 6.750% Senior Notes due 2032 (the “Existing 2032 Notes”).
In May 2025, the Issuers issued an additional $550.0 million aggregate principal amount of 6.750% Senior Notes due 2032 (the “New 2032 Notes” and together with the Existing 2032 Notes, the “2032 Senior Notes”). The New 2032 Notes were issued as additional notes under the same indenture governing the Existing 2032 Notes, and both series are treated as a single class of debt having identical terms other than issue date and issue price.
The 2032 Senior Notes mature on August 15, 2032, and accrue interest at a rate of 6.750% per year. Interest is payable semi-annually on February 15 and August 15 of each year, commencing February 15, 2025 for the Existing 2032 Notes and August 15, 2025 for the New 2032 Notes. The New 2032 Notes were issued at 100.50% of par, plus accrued and unpaid interest from February 15, 2025 to, but excluding, May 16, 2025. Gross proceeds from the New 2032 Notes were $552.8 million, which included a $2.8 million issuance premium. The premium is being accreted as a reduction to interest expense over the life of the notes using the effective interest rate method.

The 2032 Senior Notes are redeemable at the option of the Issuers prior to August 15, 2027 at a make-whole price, and thereafter at fixed premiums declining to par in 2029. The 2032 Senior Notes also include customary change of control and asset sale offer provisions. In addition, the Issuers may redeem up to 40% of the original aggregate principal amount using proceeds from certain equity offerings, at a defined premium, within a specified time period. The indenture governing the 2032 Senior Notes includes customary covenants and events of default. Debt issuance costs related to the New 2032 Notes totaled $7.9 million. The Company received $9.4 million of prepaid interest from purchasers of the New 2032 Notes due to issuance mid-interest period, which was recorded as an operating cash inflow and will be repaid in August 2025.
The Company used the net proceeds from the New 2032 Notes, together with the proceeds from other debt and equity financings and available cash, to fund the cash consideration for the acquisition of Global Blue Holding AG, to repay its 4.625% Senior Notes due 2026, and for general corporate purposes, including working capital, debt repayment, and strategic initiatives.
Euro Notes due 2033
In May 2025, the Issuers issued €680.0 million aggregate principal amount of 5.500% Senior Notes due 2033 (the “2033 Euro Notes”). These notes were offered and sold in a private placement to qualified institutional buyers pursuant to Rule 144A and to non-U.S. persons pursuant to Regulation S under the Securities Act of 1933, as amended. The 2033 Euro Notes are senior unsecured obligations of the Issuers and are jointly and severally guaranteed on a senior unsecured basis by certain of the Company’s existing and future domestic restricted subsidiaries.
The 2033 Euro Notes were issued at par and mature on May 15, 2033. Interest accrues at 5.500% per annum and is payable semi-annually on May 15 and November 15 of each year, beginning November 15, 2025. The 2033 Euro Notes were issued pursuant to a separate indenture and are governed by substantially similar terms as the Company’s other senior notes.
The indenture governing the 2033 Euro Notes includes customary covenants and events of default, including limitations on the incurrence of additional indebtedness, dividends, investments, and asset dispositions, subject to specified exceptions. The 2033 Euro Notes are redeemable beginning May 15, 2028 at fixed prices declining to par in 2030. In addition, the Issuers may redeem up to 40% of the 2033 Euro Notes using proceeds from certain equity offerings, at a defined premium, within a specified time period.
Debt issuance costs related to the 2033 Euro Notes totaled $11.3 million.
Credit Facilities
In September 2024, Shift4 Payments, LLC entered into a Second Amended and Restated First Lien Credit Agreement (the “Original Credit Agreement”), among Shift4 Payments, LLC, as the borrower, Goldman Sachs Bank USA (“GS”), as administrative agent and collateral agent, and the lenders party thereto, providing for a $450.0 million senior secured revolving credit facility (“Revolving Credit Facility”), $112.5 million of which was originally available for the issuance of letters of credit.
In March 2025, Shift4 Payments, LLC entered into an amendment to the Original Credit Agreement (the “First Amendment” and, the Original Credit Agreement, as amended by the First Amendment, the “Existing Credit Agreement”), with GS and the lenders party thereto, pursuant to which, among other things, the Original Credit Agreement was amended to (i) permit the consummation of the transactions contemplated by the Transaction Agreement and (ii) permit the incurrence and/or issuance of the Bridge Facilities (as defined below) and/or certain other permanent financing issued in lieu thereof or to refinance the loans thereunder.
On June 30, 2025 (the “Second Amendment Effective Date”), Shift4 Payments, LLC entered into an Amendment No. 2 to its Second Amended and Restated First Lien Credit Agreement (the “Second Amendment” and, the Existing Credit Agreement, as amended or as amended, restated, supplemented or otherwise modified from time to time, including by the Second Amendment, the “Credit Agreement”), with GS, the lenders party thereto, and certain subsidiary guarantors party thereto, pursuant to which, among other things, the Existing Credit Agreement was amended to (i) increase commitments under the Company’s senior secured revolving credit facility from $450.0 million to $550.0 million (the “Revolving Credit Facility Increase”), up to $137.5 million of which is available for the issuance of letters of credit and up to $50.0 million of which is available for swing line loans, (ii) provide for a senior secured term loan facility in an aggregate principal amount of $1,000.0 million (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Credit Facilities”), and (iii) amend the financial covenant, certain financial definitions and certain other covenants and provisions thereunder. Borrowings under the facility are available in U.S. Dollars, Euros, and certain other agreed-upon currencies.
Pursuant to the Second Amendment, the effectiveness of certain amendments to the Existing Credit Agreement, the establishment and initial funding of the Term Loan Facility, and the establishment and availability of the Revolving Facility Increase occurred on July 3, 2025 (the “Second Amendment Closing Date”), upon the satisfaction of certain customary closing conditions, including the occurrence of the Acceptance Time under the Transaction Agreement.

The proceeds of the Term Loan Facility were used to partially finance the transactions under the Transaction Agreement and to pay certain related fees and expenses related thereto. In addition, Shift4 Payments, LLC may use the proceeds under the Term Loan Facility and the Revolving Credit Facility to finance working capital needs and for other general corporate purposes of Shift4 Payments, LLC and its subsidiaries.
Borrowings under the Credit Facilities bear interest at a rate per annum equal to, at Shift4 Payments, LLC’s option:
(i)    a term SOFR-based rate for U.S. Dollar denominated loans under the Credit Facilities (subject to a 0.0% floor), plus an applicable margin of (x) 2.75% in the case of the Term Loan Facility, and (y) 2.00% in the case of the Revolving Credit Facility;
(ii)    an alternate base rate for U.S. Dollar denominated loans under the Credit Facilities (equal to the highest of the Federal Funds Effective Rate plus 0.50%, the term SOFR rate for an interest period of one month (subject to a 0.0% floor) plus 1.00%, and the prime rate announced by the administrative agent from time to time), plus an applicable margin of (x) 1.75% in the case of the Term Loan Facility, and (y) 1.00% in the case of the Revolving Credit Facility;
(iii)     a EURIBOR-based rate (for Euro borrowings under the Revolving Credit Facility) (subject to a 0.0% floor), plus an applicable margin of 2.00%; or
(iv)    an €STR-based rate (for Euro swing line loans) (subject to a 0.0% floor), plus an applicable margin of 2.00%.
The applicable margins under the Term Loan Facility are subject to one 0.25% stepdown, based on the total net leverage ratio of Shift4 Payments, LLC as of the last day of the most recently ended fiscal quarter, measured on a trailing four-quarter basis. In addition to making periodic interest payments on the principal amounts outstanding under the Credit Facilities, Shift4 Payments, LLC is required to pay a commitment fee under the Revolving Credit Facility in respect of the unutilized commitments thereunder at a rate equal to 0.25% per annum. The Credit Facilities are also subject to customary letter of credit and agency fees, and certain other customary fees.
The Term Loan Facility is repayable in quarterly installments (commencing on December 31, 2025) in an amount equal to 0.25% of the initial principal amount of the Term Loan Facility, with the balance payable on the maturity date thereof. The Revolving Credit Facility does not amortize, and the entire outstanding principal amount (if any) of the Revolving Credit Facility is due and payable on the maturity date thereof.
The Credit Agreement contains customary mandatory prepayment provisions. Amounts borrowed under the Revolving Credit Facility may be repaid and reborrowed from time to time, without premium or penalty. Voluntary prepayments (and certain amendments) of the Term Loan Facility occurring within the first six months after the Second Amendment Closing Date in connection with a repricing transaction will be subject to a prepayment premium equal to 1.00% of the principal amount being repaid (or amended), subject to certain exceptions.
The Term Loan Facility is scheduled to mature on July 3, 2032, and the Revolving Credit Facility is scheduled to mature on September 5, 2029. As of June 30, 2025, there were no borrowings outstanding under the Revolving Credit Facility, and borrowing capacity on the Revolving Credit Facility was $550.0 million as of June 30, 2025.
Redemption of 2026 Notes
During the second quarter of 2025, the Company repaid in full its outstanding $450.0 million of 4.625% Senior Notes due 2026 (the “2026 Notes”). As a result of this prepayment, the Company recognized a $3.1 million loss on debt extinguishment attributable to the write-off of unamortized deferred financing costs.
Settlement Line Agreement
In September 2024, Shift4 Payments, LLC entered into the Settlement Line Credit Agreement (the “Settlement Line Agreement”), by and between Shift4 Payments, LLC, as the borrower, and Citizens Bank, N.A. (“Citizens”), as the lender, providing for a settlement line of credit with an aggregate available amount of up to $100.0 million (the “Settlement Line”). The Settlement Line provides financing for certain settlement obligations of Shift4 Payments, LLC’s merchants. The Settlement Line is scheduled to mature on September 29, 2025, subject to extensions. As of June 30, 2025, the Settlement Line was fully utilized. The borrowings against the Settlement Line have been deposited in an account owned and controlled by Citizens. The deposit and borrowing have been netted on the Company’s unaudited Condensed Consolidated Balance Sheets because a right of offset exists and the parties intend to net settle.

Debt Commitment Letter
In February 2025, the Company entered into a transaction agreement (the “Transaction Agreement”) with Global Blue Group Holding AG, a stock corporation incorporated under the laws of Switzerland (“Global Blue”) and, from and after its execution and delivery of a joinder thereto on February 25, 2025, GT Holding 1 GmbH, a Swiss limited liability company and indirect wholly owned subsidiary of the Company (“Merger Sub”). The Transaction Agreement sets forth the terms and conditions under which the Company agreed to acquire Global Blue through a cash tender offer for all of its publicly held shares. In February 2025, in connection with the Transaction Agreement, Shift4 Payments, LLC entered into a commitment letter (the “Original Debt Commitment Letter”), with GS, pursuant to which GS committed to (i) provide Shift4 Payments, LLC with a 364-day bridge loan facilities in an aggregate principal amount of $1.795 billion (the “Bridge Facilities”), consisting of (x) a senior secured 364-day bridge loan facility in an aggregate principal amount of $1.0 billion and (y) a senior unsecured 364-day bridge loan facility in an aggregate principal amount of $795.0 million, in each case, subject to customary conditions, and (ii) to backstop (the “Revolver Backstop”) an amendment to, or replacement of, the Revolving Credit Facility under the Original Credit Agreement, in the event that the First Amendment was not entered into prior to the Acceptance Time.
In March 2025, Shift4 Payments, LLC and GS amended and restated the Original Debt Commitment Letter pursuant to an amended and restated commitment letter (the “Debt Commitment Letter”) to, among other things, (i) join certain other commitment parties thereunder, and (ii) reflect the termination of the Revolver Backstop, effective immediately after Shift4 Payments, LLC’s entry into the Revolver Amendment.
Restrictions and Covenants
The 2025 Convertible Notes, 2027 Convertible Notes, 2032 Senior Notes, 2033 Euro Notes (collectively, the “Notes”) and the Credit Facilities include certain restrictions on the ability of Shift4 Payments, LLC to make loans, advances, or pay dividends to Shift4 Payments, Inc.
As of June 30, 2025 and December 31, 2024, the Company was in compliance with all financial covenants under its debt agreements.
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
Acquisition-Related Contingent Consideration
The Company’s acquisitions often include contingent consideration, or earnout, provisions. The total fair value of contingent consideration related to the acquisitions of Vectron, Finaro, and three other acquisitions as of June 30, 2025 was $26.8 million, of which $15.7 million is included in “Accrued expenses and other current liabilities” and $11.1 million is included within “Other noncurrent liabilities” on the Company’s unaudited Condensed Consolidated Balance Sheets. The balance is inclusive of the contingent consideration agreement Vectron was party to related to its purchase of Acardo Group AG (“Acardo”), which amounted to $10.2 million as of June 30, 2025. The change in fair value of these liabilities is included in “Revaluation of contingent liabilities” on the Company’s unaudited Condensed Consolidated Statements of Operations. Each of these fair value measurements utilize Level 3 inputs, such as projected merchants acquired, projected revenues, discount rates and other subjective inputs.

The table below provides a reconciliation of the beginning and ending balances for the Level 3 contingent liabilities, all of which related to acquisitions:

Six Months Ended June 30, 2025
Balance at beginning of period	$26.2
Contingent consideration	4.8
Fair value adjustments	(4.6)
Impact of foreign exchange	2.7
Contingent liabilities that achieved earnout	(2.3)
Balance at end of period	$26.8
Fair value adjustments for contingent liabilities for acquisitions are recorded within “Revaluation of contingent liabilities” in the Company’s unaudited Condensed Consolidated Statements of Operations. There were no transfers into or out of Level 3 during the six months ended June 30, 2025.
The estimated fair value of the Company’s outstanding debt using quoted prices from over-the-counter markets, considered Level 2 inputs, was as follows:

	June 30, 2025		December 31, 2024
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
2032 Senior Notes	$1,632.3	$1,716.0	$1,086.5	$1,119.4
2033 Euro Notes	787.4	826.5	—	—
2025 Convertible Notes	688.6	875.9	686.9	927.8
2027 Convertible Notes	627.3	677.1	626.0	684.0
2026 Senior Notes	—	—	445.9	443.2
Total	$3,735.6	$4,095.5	$2,845.3	$3,174.4

(a) Carrying value excludes unamortized debt issuance costs related to the Revolving Credit Facility of $3.8 million and $4.3 million as of June 30, 2025 and December 31, 2024, respectively.
The estimated fair value of the Company’s investments in non-marketable equity securities was $5.5 million and $2.5 million as of June 30, 2025 and December 31, 2024, respectively. These non-marketable equity investments have no readily determinable fair values and are measured using the measurement alternative, which is defined as cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. Adjustments for these investments, if any, are recorded in “Gain (loss) on investments in securities” on the Company’s unaudited Condensed Consolidated Statements of Operations.
Other financial instruments not measured at fair value on the Company’s unaudited Condensed Consolidated Balance Sheets at June 30, 2025 and December 31, 2024 include cash and cash equivalents, settlement assets, accounts receivable, prepaid expenses and other current assets, collateral held by the card networks, other noncurrent assets, settlement liabilities, accounts payable, accrued expenses and other current liabilities, and other noncurrent liabilities, as their estimated fair values reasonably approximate their carrying value as reported on the Company’s unaudited Condensed Consolidated Balance Sheets.
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

The Company’s effective tax rate was 26% and 10% for the three and six months ended June 30, 2025, respectively. The Company’s effective tax rate was (3)% and (0.5)% for the three and six months ended June 30, 2024, respectively. The effective tax rate for the three and six months ended June 30, 2025 was different than the U.S. federal statutory income tax rate of 21% primarily due to the net income allocated to non-redeemable noncontrolling interests and the impact of certain legal entity restructurings. The effective tax rate for the three and six months ended June 30, 2024 was different than the U.S. federal statutory income tax rate of 21% primarily due to the net income allocated to non-redeemable noncontrolling interests, the full valuation allowance on Shift4 Payments, Inc., a $5.2 million tax benefit related to the valuation allowance release on certain corporate subsidiaries, and the lower foreign rate differential in overseas jurisdictions compared to the U.S. federal statutory income tax rate.
Uncertain Tax Positions
The effects of uncertain tax positions are recognized in the Company’s unaudited condensed consolidated financial statements if these positions meet a “more-likely-than-not” threshold. There have been no material changes to uncertain tax positions since December 31, 2024. Uncertain tax positions are recognized within “Other noncurrent liabilities” in the Company’s unaudited Condensed Consolidated Balance Sheets.
Tax Receivable Agreement
There have been no material changes to TRA liabilities since December 31, 2024. The estimation of liability under the TRA is by its nature imprecise and subject to significant assumptions regarding the amount, character, and timing of the taxable income of Shift4 Payments, Inc. in the future. Changes in tax laws or rates could also materially impact the estimated liability.
If Rook were to exchange any of its LLC Interests subsequent to June 30, 2025, such exchanges could generate additional deferred tax assets and TRA liability. As of June 30, 2025, the estimated impact of the exchange of all of Rook’s LLC Interests was an additional deferred tax asset of approximately $596.8 million and a TRA liability of approximately $507.3 million.
Developments in Tax Law
In December 2021, the Organisation for Economic Co-operation and Development issued model rules for a new global minimum tax framework (“Pillar Two”), and various governments around the world have passed, or are in the process of passing, legislation on this. Certain Pillar Two rules started taking effect in 2024, depending on whether a particular jurisdiction had integrated the legislation into local law. The Company is continuing to monitor these impacts on its operating footprint and estimated an increase in income tax expense associated with jurisdictions that have implemented an Income Inclusion Rule (“IRR”) or a Qualifying Domestic Minimum Top-up Tax (“QDMTT”). The Company has estimated an immaterial impact of the IRR and QDMTT for the three and six months ended June 30, 2025. The impacts of Pillar Two to the Company are subject to change based on expansion and future acquisitions within jurisdictions that the Company does not currently operate in.
On July 4, 2025, the One Big Beautiful Bill (“OBBB”) Act was signed into law, which includes several changes to corporate taxation in the United States. The Company is currently evaluating the OBBB Act’s impact on its financial statements.
14.Related Party Transactions
The Company has a service agreement with Jared Isaacman, the Company’s founder and Executive Chairman (“Founder”), and former Chief Executive Officer, including access to aircrafts and a property. Total expense for this service, which is included in “General and administrative expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations, was $0.3 million and $0.5 million for the three and six months ended both June 30, 2025 and 2024. In addition, during the six months ended June 30, 2025, the Company made $18.7 million of distributions related to income taxes paid on behalf of Rook, which are included in “Distributions to non-redeemable noncontrolling interests” in the Company’s unaudited Condensed Consolidated Statements of Cash Flows.
In November 2021, the Company implemented a one-time discretionary equity award program for non-management employees. The Founder agreed to fund 50% of this program through a contribution of shares of his Class C common stock. During the six months ended June 30, 2025, 12,410 shares of the Founder’s Class C common stock were contributed to fund the awards that vested. As of June 30, 2025, a total of 111,679 shares of the Founder’s Class C common stock have been contributed and the expected remaining contribution from the Founder totaled 418,466 shares of his Class C common stock. Vesting of the awards is subject to the continued employment of non-management employees.
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
Certain legal and regulatory proceedings may be based on complex claims involving substantial uncertainties and unascertainable damages. In accordance with ASC 450, when the Company determines that a loss is both probable and reasonably estimable, the Company records a liability, and, if the liability is material, discloses the amount of the liability reserved. As of June 30, 2025, it is not probable to determine the probability of loss or estimate damages for the Company’s legal proceedings, if any, and therefore, the Company has not established reserves for these proceedings, if any. Given that such proceedings are subject to uncertainty, there can be no assurance that such legal proceedings, either individually or in the aggregate, will not have a material adverse effect on our business, results of operations, financial condition or cash flows.
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
During the six months ended June 30, 2025, the Company repurchased 1,834,895 shares of Class A common stock for $148.2 million, including commissions paid, at an average price paid of $80.72 per share. As of June 30, 2025, $206.0 million remains available under the May 2024 Program.
Preferred Stock
In May 2025, the Company issued 10,000,000 shares of its 6.00% Series A Mandatory Convertible Preferred Stock, par value $0.0001 per share (the “Preferred Stock”), for gross proceeds of $1.0 billion. The Preferred Stock was sold at a public offering price of $100.00 per share and carries an initial liquidation preference of $100.00 per share. Net proceeds after underwriting fees of $25.0 million were $975.0 million. As of June 30, 2025, the Company has incurred other offering costs of approximately $1.4 million in connection with the financing, which were recorded as a reduction to “Series A Mandatory Convertible Preferred Stock” in the Company’s unaudited Condensed Consolidated Balance Sheets.
The Preferred Stock is listed on the New York Stock Exchange under the ticker “FOUR.PRA” and ranks senior to all classes of the Company’s common stock with respect to dividend payments and distributions upon liquidation, dissolution, or winding up of the Company.
Dividends
The Preferred Stock accrues cumulative dividends at an annual rate of 6.00% of the liquidation preference. Dividends are payable, when and if declared by the Board and out of legally available funds, quarterly in arrears on February 1, May 1, August 1, and November 1 of each year, beginning on August 1, 2025 and ending on May 1, 2028. Dividends may be paid in cash, shares of Class A Common Stock (subject to a floor price and other adjustments), or a combination thereof, at the Company’s election.
During the three months ended June 30, 2025, the Company accrued $9.5 million of dividends on its Preferred Stock, representing the cumulative dividends earned by holders of the Preferred Stock between issuance and June 30, 2025. Dividends payable are reflected within “Accrued expenses and other current liabilities” in the unaudited Condensed Consolidated Balance Sheets.

Conversion Features
Unless previously converted or redeemed, each share of Preferred Stock will automatically convert into a variable number of shares of Class A Common Stock on May 1, 2028, based on the average of the volume-weighted average prices of the Company’s Class A Common Stock over the 20 consecutive trading days beginning on, and including, the 21st scheduled trading day immediately preceding the conversion date. The number of shares of Class A Common Stock issued upon conversion will not be less than 0.9780 or more than 1.2224 per preferred share, subject to customary anti-dilution adjustments.
Prior to the mandatory conversion date, holders may elect to convert their shares into Class A Common Stock at the minimum conversion rate. Upon the occurrence of a make-whole fundamental change, as defined in the Prospectus Supplement filed with the SEC on May 2, 2025 (the “Prospectus Supplement”), holders may convert their Preferred Stock at an increased conversion rate for a specified period of time and receive an amount intended to compensate for any lost future dividends, payable in cash, stock, or a combination thereof.
Redemption Features
If the Company’s Class A common stock is trading below a specified threshold, the redemption price will equal the liquidation preference plus any accrued and unpaid dividends. If the stock price exceeds the threshold, the redemption price will include a premium and may be paid in cash, shares of Class A Common Stock, or a combination thereof.
Use of Proceeds
The Company used the net proceeds from the issuance of Preferred Stock, together with additional financing and available cash, to fund the consideration for the acquisition of Global Blue, pay related fees and expenses, and for general corporate purposes, including the repayment of outstanding indebtedness and potential future acquisitions.
17.Noncontrolling Interests
Non-Redeemable Noncontrolling Interests
Shift4 Payments, Inc. is the sole managing member of Shift4 Payments, LLC, and consolidates the financial results of Shift4 Payments, LLC. The economic interest in Shift4 Payments, LLC held by Rook amounted to $398.1 million and $187.4 million as of June 30, 2025 and December 31, 2024, respectively, and was recorded as a non-redeemable noncontrolling interest. During the six months ended June 30, 2025, Shift4 Payments, Inc. received $975.0 million of net proceeds from the issuance of the Preferred Stock, and concurrently, Shift4 Payments, LLC issued Mirror Units to Shift4 Payments, Inc. in exchange for the proceeds from the Preferred Stock. A pro rata portion of the Mirror Units was attributed to the non-redeemable noncontrolling interests. The following table summarizes the ownership of LLC Interests in Shift4 Payments, LLC:

	June 30, 2025		December 31, 2024
	LLC Interests	Ownership %	LLC Interests	Ownership %
Shift4 Payments, Inc.	67,715,135	77.4%	69,257,131	77.8%
Rook	19,801,028	22.6%	19,801,028	22.2%
Total	87,516,163	100.0%	89,058,159	100.0%
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
Redeemable Noncontrolling Interests
In June 2024, the Company acquired a majority stake in Vectron, a German corporation providing POS systems, POS software, and digital and cloud-based services worldwide. As of June 30, 2025, the Company owned approximately 75% of Vectron’s common stock. The acquisition was accounted for as a business combination under ASC 805. The Company consolidates 100% of Vectron’s assets, liabilities, revenues and expenses.

In March 2025, Arrow HoldCo GmbH (“Arrow HoldCo”), a wholly owned indirect subsidiary of the Company, and Vectron agreed on a final draft of the DPLTA between Arrow HoldCo, as the controlling company, and Vectron, as the controlled company. The DPLTA was approved and became effective in June 2025, at which time the Company reclassified the 25% economic interest in Vectron not held by the Company from “Non-redeemable noncontrolling interests” to “Redeemable noncontrolling interests” on its unaudited Condensed Consolidated Balance Sheets.
The 25% economic interest in Vectron not held by the Company amounted to $28.2 million and $23.7 million as of June 30, 2025 and December 31, 2024, respectively. Prior to the DPLTA becoming effective, the noncontrolling interest was calculated as the number of shares of Vectron’s common stock not owned by the Company multiplied by the price per share of Vectron’s common stock as of the acquisition date, adjusted by the portion of Vectron’s net income not attributable to the Company. As of June 30, 2025, the redeemable noncontrolling interest was calculated as the redemption amount of the shares not owned by the Company, plus declared dividends.
Under the DPLTA, each minority shareholder of Vectron was granted the right to tender their shares for a cash redemption payment of €10.93 per share at any time. As this redemption right is outside the control of the Company, the related noncontrolling interest was reclassified to “Redeemable noncontrolling interests”, which is presented in the mezzanine section of the unaudited Condensed Consolidated Balance Sheets between liabilities and equity. The redeemable noncontrolling interests is measured at the greater of the redemption value or adjusted carrying amount, and is subject to foreign currency translation adjustments and periodic accretion to its redemption amount.
In addition, the DPLTA entitles minority shareholders who do not redeem their shares to receive an annual guaranteed dividend of €0.47 gross (€0.40 net) per share. This fixed, non-discretionary payment qualifies as a participating security preference and is treated as a reduction to net income attributable to common shareholders. Although the dividend is legally paid on an annual basis, this obligation is required to be accrued on a straight-line basis beginning on the registration date.
Furthermore, under German corporate law, the adequacy of the redemption amount and guaranteed dividend is subject to potential appraisal proceedings, in which courts may determine that higher amounts are owed to minority shareholders. If such proceedings result in increased compensation, the Company may be required to make additional payments, including statutory interest. As of June 30, 2025, the ultimate outcome and financial impact of any such proceedings is not reasonably estimable, and no liability has been recorded. The following table summarizes the Company’s redeemable noncontrolling interests as of June 30, 2025:

Six Months Ended June 30,
2025
Balance as of January 1, 2025	$—
Reclassification from non-redeemable noncontrolling interests	27.8
Foreign exchange impact	0.4
Balance as of June 30, 2025	$28.2
Annual recurring compensation payable on untendered outstanding shares under the DPLTA is recognized as it accrues. For the six months ended June 30, 2025, the pro-rata dividend accrual was de minimis.
18.Equity-based Compensation
The Company recognized equity-based compensation expense of $15.2 million and $41.2 million for the three and six months ended June 30, 2025, respectively, and $14.3 million and $37.1 million for the three and six months ended June 30, 2024, respectively.
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
As of June 30, 2025, a maximum of 3,075,554 shares of the Company’s Class A common stock were available for issuance under the Restated Equity Plan.

RSUs and PRSUs
RSUs and PRSUs represent the right to receive shares of the Company’s Class A common stock at a specified date in the future.
The RSU and PRSU activity for the six months ended June 30, 2025 was as follows:

	Six Months Ended June 30, 2025
	Number of RSUs and PRSUs	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2024	2,169,343	$62.13
Granted	672,603	96.90
Vested	(486,944)	75.29
Forfeited or cancelled	(137,009)	64.77
Unvested balance at June 30, 2025	2,217,993	$69.58
The grant date fair value of RSUs and PRSUs subject to continued service or those that vest immediately was determined based on the price of the Company’s Class A common stock on the grant date.
As of June 30, 2025, the Company had $104.9 million of total unrecognized equity-based compensation expense related to outstanding RSUs and PRSUs, which is expected to be recognized over a weighted-average period of 2.07 years.

19.Basic and Diluted Net Income per Share
Basic net income per share has been computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the same period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period in which the shares were outstanding. Diluted net income per share has been computed in a manner consistent with that of basic net income per share while giving effect to all shares of potentially dilutive common stock that were outstanding during the period. The following table presents the calculation of basic and diluted net income per share under the two-class method.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$41.1	$54.5	$60.6	$83.0
Less: Net income attributable to non-redeemable noncontrolling interests	(7.1)	(15.3)	(9.9)	(23.2)
Less: Dividends on Preferred Stock	(9.5)	—	(9.5)	—
Adjustment to net income attributable to common stockholders	(0.9)	—	(0.9)	—
Net income attributable to common stockholders - basic	23.6	39.2	40.3	59.8
Reallocation of net income from non-redeemable noncontrolling interests to common stockholders due to effect of dilutive securities	5.4	0.2	7.1	0.4
Net income attributable to common stockholders - diluted	$29.0	$39.4	$47.4	$60.2

Numerator - allocation of net income attributable to common stockholders:
Net income allocated to Class A common stock - basic	$23.1	$38.1	$39.5	$58.2
Reallocation of net income from non-redeemable noncontrolling interests to common stockholders due to effect of dilutive securities	5.4	0.2	7.2	0.4
Net income allocated to Class A common stock - diluted	$28.5	$38.3	$46.7	$58.6

Net income allocated to Class C common stock - basic	$0.5	$1.1	$0.8	$1.6
Reallocation of net income from non-redeemable noncontrolling interests to common stockholders due to effect of dilutive securities	—	—	(0.1)	—
Net income allocated to Class C common stock - diluted	$0.5	$1.1	$0.7	$1.6

Denominator:
Weighted average shares of Class A common stock outstanding - basic (a)	66,456,102	64,438,168	67,074,718	64,441,324
Effect of dilutive securities:
LLC Interests (b)	19,801,028	—	19,801,028	—
RSUs	1,000,864	1,126,649	1,267,710	1,322,199
2025 Convertible Notes	659,565	—	1,309,723	—
Weighted average shares of Class A common stock outstanding - diluted	87,917,559	65,564,817	89,453,179	65,763,523

Weighted average shares of Class C common stock outstanding - basic and diluted	1,345,698	1,689,805	1,398,681	1,692,360

Net income per share - basic:
Class A common stock	$0.35	$0.59	$0.59	$0.90
Class C common stock	$0.35	$0.59	$0.59	$0.90
Net income per share - diluted:
Class A common stock	$0.32	$0.58	$0.52	$0.89
Class C common stock	$0.32	$0.58	$0.52	$0.89
(a) For the three and six months ended June 30, 2024, included 2,457,923 shares that had been committed but not issued as of June 30, 2024 primarily related to the acquisition of Finaro.
(b) For the three and six months ended June 30, 2024, respectively, 23,830,105 and 23,830,994 LLC Interests were excluded from the calculation of diluted net income per share as the conversion of such would be anti-dilutive.
Diluted EPS was computed using the treasury stock method for RSUs and the if-converted method for convertible instruments.
For the three and six months ended June 30, 2025, the Company has excluded from the calculation of diluted net income per share the effect of the following:
•the conversion of the Preferred Stock, as the effect would be anti-dilutive;
•the conversion of the 2027 Convertible Notes, as the effect would be anti-dilutive, and

•shares of the Company’s Class A common stock to be issued in connection with an earnout for the period prior to the issuance of such shares.
For the three and six months ended June 30, 2024, the Company has excluded from the calculation of diluted net income per share the effect of the following:
•the conversion of the 2025 Convertible Notes and 2027 Convertible Notes, as the effect would be anti-dilutive, and
•shares of the Company’s Class A common stock to be issued in connection with certain earnouts for the period prior to the issuance of such shares.
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
The Company’s revenue is comprised primarily of payments-based revenue which includes fees for payment processing and gateway services. Payment processing fees are primarily driven as a percentage of volume. No single customer accounted for more than 10% of the Company’s revenue during the three and six months ended both June 30, 2025 and 2024.
The following table presents a disaggregation of the Company’s consolidated net income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Payments-based revenue	$868.5	$755.8	$1,624.2	$1,410.9
Subscription and other revenues	97.7	71.2	190.3	123.5
Network fees*	(552.8)	(506.4)	(1,032.6)	(950.1)
Other costs of sales* (exclusive of depreciation of equipment under lease)	(120.9)	(88.8)	(232.4)	(164.7)
General and administrative expenses:
Employee and other general and administrative expenses*	(107.6)	(90.9)	(227.1)	(169.5)
Equity-based compensation*	(15.3)	(14.5)	(42.5)	(37.7)
Rent, office, occupancy and equipment expenses*	(7.5)	(4.7)	(14.8)	(10.0)
Revaluation of contingent liabilities	0.9	(0.3)	4.6	(2.4)
Depreciation and amortization expense* (a)	(57.6)	(46.7)	(113.6)	(91.5)
Professional expenses*	(15.2)	(11.6)	(33.8)	(19.6)
Advertising and marketing expenses*	(7.1)	(3.9)	(13.8)	(8.3)
Loss on extinguishment of debt	(3.1)	—	(3.1)	—
Interest income	19.2	5.0	31.6	10.4
Other income (expense), net	(3.0)	0.4	(4.2)	1.8
Gain (loss) on investments in securities	(0.3)	(0.2)	—	10.8
Change in TRA liability	(0.8)	(3.6)	2.2	(4.8)
Interest expense*	(39.4)	(8.1)	(67.9)	(16.2)
Income tax benefit (expense)*	(14.6)	1.8	(6.5)	0.4
Net income	$41.1	$54.5	$60.6	$83.0
*    Denotes a significant segment expense reviewed by the CODM.
(a)Depreciation and amortization expense includes depreciation of equipment under lease of $17.4 million and $33.7 million for the three and six months ended June 30, 2025, respectively, and $13.0 million and $24.9 million for the three and six months ended June 30, 2024, respectively.

21.Subsequent Events
Completion of the Global Blue Tender Offer
On July 3, 2025, the Company announced the expiration of the cash tender offer (the “Offer”) by GT Holding 1 GmbH, a Swiss limited liability company and indirect wholly owned subsidiary of the Company (“Merger Sub”), to acquire all of the outstanding (i) registered ordinary shares, nominal value of CHF 0.01 per share, of Global Blue (the “Global Blue Common Shares”), at a price per share equal to $7.50 (the “Common Shares Consideration”), (ii) registered series A convertible preferred shares, nominal value of CHF 0.01 per share, of Global Blue (the “Global Blue Series A Shares”), at a price per share equal to $10.00 (the “Series A Shares Consideration”), and (iii) registered Series B convertible preferred shares, nominal value of CHF 0.01 per share, of Global Blue (the “Global Blue Series B Shares”, and together with the Global Blue Common Shares and the Global Blue Series A Shares, the “Global Blue Shares”), at a price per share equal to $11.81 (the “Series B Shares Consideration”), and together with the Common Shares Consideration and the Series A Shares Consideration, the “Offer Consideration”), net to the shareholders of Global Blue in cash, without interest and upon the terms and subject to the conditions of the Offer, pursuant to the Transaction Agreement, by and between the Company and Global Blue and, from and after its execution and delivery of a joinder thereto on February 25, 2025, Merger Sub. Capitalized terms used herein but not defined shall have the meanings ascribed to such terms in the Transaction Agreement.
The Offer and any withdrawal rights in connection therewith expired as scheduled at one minute after 11:59 p.m., New York City Time, on July 2, 2025 (the “Expiration Date”). The Company was advised that, as of the Expiration Date, 233,862,778 Global Blue Shares have been validly tendered and not properly withdrawn pursuant to the Offer, together with any Global Blue Shares directly or indirectly owned by the Company or Merger Sub, representing approximately 97.37% of the Global Blue Shares outstanding. As all conditions to the Offer have been satisfied or waived, Merger Sub has accepted for payment (such time, the “Acceptance Time”) all Global Blue Shares that were validly tendered and not properly withdrawn in accordance with the terms of the Offer.
At the Acceptance Time, each stock option to purchase Global Blue Common Shares (“Global Blue Stock Option”), whether vested or unvested, that was outstanding and unexercised as of immediately prior to the Acceptance Time (after giving effect to any accelerated vesting pursuant to the respective plan documentation or a written agreement between Global Blue and the holder thereof or pursuant to resolutions adopted by, and/or such other taken by the Global Blue board) and had an exercise price per Global Blue Common Share that was less than the Common Shares Consideration, was cancelled and, in exchange therefor, the Company paid to each holder of any such cancelled Global Blue Stock Option immediately following the Acceptance Time (and in no event later than five days following the Acceptance Time) an amount in cash (pursuant to the terms of the Offer) equal to the product, rounded down to the nearest cent, of (i) the excess, if any, of the Common Shares Consideration over the exercise price per Global Blue Common Share of such Global Blue Stock Option and (ii) the total number of the Global Blue Common Share subject to such Global Blue Stock Option as of immediately prior to the Acceptance Time (the “Option Consideration”). Each Global Blue Stock Option with an exercise price per Global Blue Common Share that equaled or exceeded the Common Shares Consideration was deemed cancelled under the respective plan documentation without payment of any consideration in respect thereof, and all rights with respect thereto were deemed terminated as of the Acceptance Time.
At the Acceptance Time, each award of restricted Global Blue Common Shares granted by Global Blue (“Global Blue Restricted Share Award”) (or portion thereof) that vested as of immediately prior to the Acceptance Time (after giving effect to any accelerated vesting pursuant to the respective plan documentation or a written agreement between Global Blue and the holder thereof or pursuant to resolutions adopted by, and/or such other taken by the Global Blue board) (a “Vested Restricted Share Award”) was cancelled and, in exchange therefor, the Company paid to each holder of any such cancelled Vested Restricted Share Award immediately following the Acceptance Time (and in no event later than five days following the Acceptance Time) an amount in cash equal to the product, rounded down to the nearest cent, of (i) the Common Shares Consideration and (ii) the total number of Global Blue Common Shares subject to such Vested Restricted Share Award as of immediately prior to the Acceptance Time (the “Vested Restricted Share Award Consideration”).
At the Acceptance Time, each Global Blue Restricted Share Award (or portion thereof) that was not a Vested Restricted Share Award (the “Unvested Restricted Share Award”) was cancelled and converted into the right to receive an amount in cash, payable by the Company, equal to the product of (i) the Common Shares Consideration and (ii) the total number of Global Blue Common Shares subject to such Unvested Restricted Share Award as of immediately prior to the Acceptance Time (the “Unvested Restricted Share Award Consideration”), which, subject to the holder’s continued service with the Company and its subsidiaries (including Global Blue and its subsidiaries) through the applicable vesting dates, will vest and become payable at the same time as the Unvested Restricted Share Award from which such Unvested Restricted Share Award Consideration was converted would have vested pursuant to its terms and shall otherwise remain subject to the same terms and conditions as were applicable to the corresponding Unvested Restricted Share Award immediately prior to the Acceptance Time, including any accelerated vesting terms and conditions that apply on termination of employment, except that no performance-based vesting metrics shall apply from and after the Acceptance Time.

At the Acceptance Time, each warrant to purchase Global Blue Common Shares pursuant to applicable warrant agreements with Global Blue that was outstanding immediately prior to the Acceptance Time remains outstanding in accordance with its terms and will be treated as set forth in the applicable warrant agreement and has become eligible for exercise at a reduced exercise price, subject to the terms set forth in the applicable warrant agreement (the “Warrant Consideration”).
The aggregate consideration paid by the Company to acquire the Global Blue Shares accepted for payment (including the Offer Consideration, the Option Consideration, the Vested Restricted Share Award Consideration, the Unvested Restricted Share Award Consideration, and the Warrant Consideration as described above) was approximately $2.7 billion. The Company obtained the funds necessary to fund the acquisition through cash on hand and proceeds from the borrowings under certain financing arrangements, including a senior secured term loan facility of Shift4 Payments, LLC, in an aggregate principal amount of $1,000,000,000 pursuant to the Credit Agreement (as defined below), issuance of 10,000,000 shares, or $1,000,000,000 aggregate liquidation preference, of Preferred Stock for net proceeds of $975.0 million and issuance by the Company’s subsidiaries Shift4 Payments, LLC and Shift4 Payments Finance Sub, Inc. of €680 million aggregate principal amount of 5.500% Senior Notes due 2033 and $550 million aggregate principal amount of 6.750% Senior Notes due 2032 for aggregate net proceeds of approximately $1,300.1 million.
The Company intends that, in accordance with the laws of Switzerland and a merger agreement expected to be entered into between Merger Sub and Global Blue, Merger Sub and Global Blue will consummate a statutory squeeze-out merger pursuant to which Global Blue will be merged with and into Merger Sub, and Merger Sub will continue as the surviving entity (the “Merger”), following which, the Company will acquire all remaining 2.63% of Global Blue Shares. At the effective time of the Merger, each Global Blue Share (other than any Global Blue Shares directly or indirectly owned by Global Blue, the Company or any of their subsidiaries) that was not validly tendered and accepted pursuant to the Offer will thereupon be cancelled by operation of law as of the deletion of Global Blue from the commercial register in accordance with Article 21 (3) of the Swiss Merger Act and converted into the right to receive the Merger Consideration. Each Global Blue Share directly or indirectly owned by the Company or Merger Sub will thereupon be deemed cancelled without any conversion thereof, in each case, on the terms and subject to the conditions set forth in the Merger Agreement. To the extent permitted under applicable law and stock exchange regulations, the Company intends to delist the Global Blue Shares from the New York Stock Exchange (“NYSE”). Following delisting of the Global Blue Shares from NYSE and provided that the criteria for deregistration are met, the Company intends to cause Merger Sub (as the surviving company in the Merger) to make a filing with the SEC requesting that Global Blue’s reporting obligations under the Securities Exchange Act of 1934, as amended, be terminated.
The foregoing description of the Offer, the Merger and the Transaction Agreement does not purport to be complete and is qualified in its entirety by reference to the Transaction Agreement.
Amendment to Credit Agreement
Effective July 3, 2025, the Second Amendment to the Existing Credit Agreement (i) increased commitments under the Revolving Credit Facility by $100.0 million pursuant to the Revolving Commitment Increase, to an aggregate amount of $550.0 million (up to $137.5 million of which is available for the issuance of letters of credit and up to $50.0 million of which is available for swing line loans), (ii) provided for the Term Loan Facility in an aggregate principal amount of $1,000.0 million, and (iii) amended the financial covenant, certain financial definitions and certain other covenants and provisions thereunder.
The proceeds of the Term Loan Facility were used to partially finance the transactions under the Transaction Agreement and to pay certain related fees and expenses related thereto. In addition, Shift4 Payments, LLC may use the proceeds under the Term Loan Facility and the Revolving Credit Facility to finance working capital needs and for other general corporate purposes of Shift4 Payments, LLC and its subsidiaries.
See Note 11 to the accompanying unaudited condensed consolidated financial statements for more information.
Stock Subscription Agreements
On July 11, 2025, in connection with the previously announced stock subscription agreements related to Global Blue, the Company received aggregate proceeds of approximately $87.8 million from Huang River Investment Limited (an affiliate of Tencent Holdings Limited) and Ant International Technologies (Singapore) Holding Pte. Ltd. (an affiliate of Ant International (Cayman) Holding Limited) from the sale of 912,494 newly issued shares of Class A common stock.

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
•“Founder” refers to Jared Isaacman, our Executive Chairman, Founder and former Chief Executive Officer and the sole stockholder of Rook.
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
Recent Developments
Chief Executive Officer Succession
In December 2024, President Trump nominated Jared Isaacman, our Founder, former Chief Executive Officer and Chairman of the Board, to be the next administrator of the National Aeronautics and Space Administration (“NASA”). In May 2025, President Trump withdrew Mr. Isaacman’s nomination. As part of planned succession planning, Taylor Lauber, our President, succeeded Mr. Isaacman as our Chief Executive Officer and Mr. Isaacman transitioned into the role of Executive Chairman. The previously announced restructuring transactions, including rationalizing the Company’s current “Up-C” structure, the assignment and waiver of the TRA, and Mr. Isaacman divesting certain of his equity interests, which were all contingent on his confirmation, did not occur.
Pending Acquisitions and Related Transactions
Smartpay
On June 22, 2025, Shift4 entered into a definitive agreement to acquire Smartpay Holdings Limited (“Smartpay”), a leading independent provider of payment processing and point-of-sale solutions in Australia and New Zealand, for approximately NZ$296.4 million (or about $180 million USD) in cash, representing NZ$1.20 per share. The transaction is expected to close in the fourth quarter of 2025, subject to customary closing conditions, including regulatory approvals, and is anticipated to deepen Shift4's strategic presence in the region by combining its comprehensive payment infrastructure with Smartpay’s established distribution network, enabling scaled go-to-market strategies for products such as SkyTab POS systems and end-to-end solutions for hospitality and unified commerce merchants.

Global Blue – Statutory Squeeze-Out Merger
Given the completion of the cash tender offer by GT Holding 1 GmbH (the “Offer”), a Swiss limited liability company and indirect wholly-owned subsidiary of Shift4 Payments (“Merger Sub”) and as contemplated by the Transaction Agreement entered into with Global Blue Group Holding AG (the “Transaction Agreement”), a stock corporation incorporated under the laws of Switzerland (“Global Blue”), we and Global Blue intend that, in accordance with the laws of Switzerland and a merger agreement entered into between Merger Sub and Global Blue, Merger Sub and Global Blue will consummate the proposed acquisition of Global Blue Holding AG (the “Merger”), and Merger Sub will continue as the surviving entity in the Merger. At the effective time of the Merger, each (i) registered ordinary shares, nominal value of CHF 0.01 per share, of Global Blue (the “Global Blue Common Shares”), (ii) registered series A convertible preferred shares, nominal value of CHF 0.01 per share, of Global Blue (the “Global Blue Series A Shares”), and (iii) registered series B convertible preferred shares, nominal value of CHF 0.01 per share, of Global Blue (the “Global Blue Series B Shares”, and together with the Global Blue Common Shares and the Global Blue Series A Shares, the “Global Blue Shares”) (other than any Global Blue Shares directly or indirectly owned by Global Blue, us or any of their subsidiaries) that was not validly tendered and accepted pursuant to the Offer will thereupon be cancelled by operation of law as of the deletion of Global Blue from the commercial register in accordance with Article 21 (3) of the Swiss Merger Act and converted into the right to receive the Merger Consideration. Each Global Blue Share directly or indirectly owned by us or Merger Sub will thereupon be deemed cancelled without any conversion thereof, in each case, on the terms and subject to the conditions set forth in the Merger Agreement. To the extent permitted under applicable law and stock exchange regulations, we intend to delist the Global Blue Shares from the NYSE. Following delisting of the Global Blue Shares from NYSE and provided that the criteria for deregistration are met, we intend to cause Merger Sub (as the surviving company in the Merger) to make a filing with the SEC requesting that Global Blue’s reporting obligations under the Exchange Act be terminated.
The foregoing description of the Merger and the Transaction Agreement does not purport to be complete and is qualified in its entirety by reference to the Transaction Agreement.
Credit Facilities
In September 2024, Shift4 Payments, LLC entered into a Second Amended and Restated First Lien Credit Agreement (the “Original Credit Agreement”), among Shift4 Payments, LLC, as the borrower, Goldman Sachs Bank USA (“GS”), as administrative agent and collateral agent, and the lenders party thereto, providing for a $450.0 million senior secured revolving credit facility (“Revolving Credit Facility”), $112.5 million of which was originally available for the issuance of letters of credit.
In March 2025, Shift4 Payments, LLC entered into an amendment to the Original Credit Agreement (the “First Amendment” and, the Original Credit Agreement, as amended by the First Amendment, the “Existing Credit Agreement”), with GS and the lenders party thereto, pursuant to which, among other things, the Original Credit Agreement was amended to (i) permit the consummation of the Offer, the Merger and the other transactions contemplated by the Transaction Agreement and (ii) permit the incurrence and/or issuance of the Bridge Facilities (as defined below) and/or certain other permanent financing issued in lieu thereof or to refinance the loans thereunder.
On June 30, 2025 (the “Second Amendment Effective Date”), Shift4 Payments, LLC entered into Amendment No. 2 to the Second Amended and Restated First Lien Credit Agreement (the “Second Amendment” and, the Existing Credit Agreement, as amended, restated, supplemented or otherwise modified from time to time, including by the Second Amendment, the “Credit Agreement”), with GS, the lenders party thereto, and certain subsidiary guarantors party thereto, pursuant to which, among other things, the Existing Credit Agreement was amended to (i) increase commitments under the Revolving Credit Facility by $100.0 million (the “Revolving Credit Facility Increase”), to an aggregate amount of $550 million, up to $137.5 million of which is available for the issuance of letters of credit and up to $50.0 million of which is available for swing line loans, (ii) provide for a senior secured term loan facility in an aggregate principal amount of $1,000.0 million (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Credit Facilities”), and (iii) amend the financial covenant, certain financial definitions and certain other covenants and provisions thereunder.
Pursuant to the Second Amendment, the effectiveness of certain amendments to the Existing Credit Agreement, the establishment and initial funding of the Term Loan Facility, and the establishment and availability of the Revolving Facility Increase occurred on July 3, 2025 (the “Second Amendment Closing Date”), upon the satisfaction of certain customary closing conditions, including the occurrence of the Acceptance Time under the Transaction Agreement.
The proceeds of the Term Loan Facility were used to partially finance the transactions under the Transaction Agreement and to pay certain related fees and expenses related thereto. In addition, Shift4 Payments, LLC may use the proceeds under the Term Loan Facility and the Revolving Credit Facility to finance working capital needs and for other general corporate purposes of Shift4 Payments, LLC and its subsidiaries.
The foregoing description of the Credit Agreement, the First Amendment and the Second Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Credit Agreement, the First Amendment and the Second Amendment.

Debt Commitment Letter
On February 16, 2025, in connection with the Transaction Agreement, Shift4 Payments, LLC entered into a commitment letter (the “Original Debt Commitment Letter”), with GS, pursuant to which GS committed to (i) provide Shift4 Payments, LLC with 364-day bridge loan facilities in an aggregate principal amount of $1.795 billion (the “Bridge Facilities”), consisting of (x) a senior secured 364-day bridge loan facility in an aggregate principal amount of $1.0 billion and (y) a senior unsecured 364-day bridge loan facility in an aggregate principal amount of $795.0 million, in each case, subject to customary conditions, and (ii) to backstop (the “Revolver Backstop”) an amendment to, or replacement of, the Revolving Credit Facility under the Original Credit Agreement, in the event that the First Amendment was not entered into prior to the Acceptance Time.
In March 2025, Shift4 Payments, LLC and GS amended and restated the Original Debt Commitment Letter pursuant to an amended and restated commitment letter (the “Debt Commitment Letter”) to, among other things, (i) join certain other parties thereunder, and (ii) reflect the termination of the Revolver Backstop, effective immediately after Shift4 Payments, LLC’s entry into the Revolver Amendment.
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
Loss on extinguishment of debt represents the writeoff of unamortized capitalized financing costs associated with debt extinguishment.
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
Net income attributable to non-redeemable noncontrolling interests arises from net income from the non-owned portion of businesses where we have a controlling interest but less than 100% ownership. This represents the non-redeemable noncontrolling interests in Shift4 Payments, LLC and its consolidated subsidiaries, which is comprised of the income allocated to Continuing Equity Owners as a result of their proportional ownership of LLC Interests. In addition, this represents the income allocated to shareholders of Vectron common stock besides us prior to the execution of the DPLTA.

Factors Impacting Our Business and Results of Operations
We believe our performance depends, and will in the future depend, on many factors, including those described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2024 Form 10-K, to which there have been no material changes, except that escalating geopolitical and global trade tensions, including changing government policies and the imposition of tariffs, are reasonably likely to have an impact on economic conditions and resulting consumer spending trends, as discussed in our 2024 Form 10-K.
Comparison of Results for the Three Months Ended June 30, 2025 and 2024
The following table sets forth the consolidated statements of operations for the periods presented:

	Three Months Ended June 30,
(in millions)	2025	2024	$ change
Payments-based revenue	$868.5	$755.8	$112.7
Subscription and other revenues	97.7	71.2	26.5
Gross revenue	966.2	827.0	139.2
Network fees	(552.8)	(506.4)	(46.4)
Other costs of sales (exclusive of certain depreciation and amortization expense shown separately below)	(120.9)	(88.8)	(32.1)
General and administrative expenses	(130.4)	(110.1)	(20.3)
Revaluation of contingent liabilities	0.9	(0.3)	1.2
Depreciation and amortization expense (a)	(57.6)	(46.7)	(10.9)
Professional expenses	(15.2)	(11.6)	(3.6)
Advertising and marketing expenses	(7.1)	(3.9)	(3.2)
Income from operations	83.1	59.2	23.9
Loss on extinguishment of debt	(3.1)	—	(3.1)
Interest income	19.2	5.0	14.2
Other income (expense), net	(3.0)	0.4	(3.4)
Loss on investments in securities	(0.3)	(0.2)	(0.1)
Change in TRA liability	(0.8)	(3.6)	2.8
Interest expense	(39.4)	(8.1)	(31.3)
Income before income taxes	55.7	52.7	3.0
Income tax benefit (expense)	(14.6)	1.8	(16.4)
Net income	41.1	54.5	(13.4)
Less: Net income attributable to non-redeemable noncontrolling interests	(7.1)	(15.3)	8.2
Net income attributable to Shift4 Payments, Inc.	$34.0	$39.2	$(5.2)
(a)Depreciation and amortization expense includes depreciation of equipment under lease of $17.4 million and $13.0 million for the three months ended June 30, 2025 and 2024, respectively.

Results of Operations
Three months ended June 30, 2025 compared to three months ended June 30, 2024
Revenues (in millions)
Gross revenue increased by $139.2 million, or 17%. Gross revenue is comprised of payments-based revenue and subscription and other revenues.
Payments-based revenue increased by $112.7 million, or 15%, primarily due to:
•The increase in volume of $10.1 billion, or 25%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.
•Growth in payment volume outpaced payments-based revenue growth, primarily due to our continued onboarding of larger merchants with lower unit pricing than our existing customer base.
Subscription and other revenues increased by $26.5 million, or 37%. The increase in subscription and other revenues was primarily driven by the impact of recent acquisitions as well as higher SaaS revenue associated with our SkyTab solutions.
Cost of Sales

	Three Months Ended June 30,
(in millions)	2025	2024	$ Change
Network fees	$(552.8)	$(506.4)	$(46.4)
The 9% increase in network fees was primarily due to the increase in payments-based revenue.
Gross revenue less network fees increased by $92.8 million, or 29%, primarily due to the increase in volume, the impact of recent acquisitions, and higher Subscription and other revenues. See Key Performance Indicators and Non-GAAP Measures for a discussion and reconciliation of gross revenue less network fees.

	Three Months Ended June 30,
(in millions)	2025	2024	$ Change
Other costs of sales (exclusive of certain depreciation and amortization expense)	$(120.9)	$(88.8)	$(32.1)
The increase in other costs of sales was primarily driven by our recent acquisitions and incremental residual commissions associated with revenue growth.

Operating Expenses

	Three Months Ended June 30,
(in millions)	2025	2024	$ Change
General and administrative expenses	$(130.4)	$(110.1)	$(20.3)
The increase in general and administrative expenses was primarily due to expenses associated with our continued growth, which includes the impact of our recent acquisitions.

	Three Months Ended June 30,
(in millions)	2025	2024	$ Change
Revaluation of contingent liabilities	$0.9	$(0.3)	$1.2
The income (expense) for revaluation of contingent liabilities during the three months ended June 30, 2025 and 2024 was primarily driven by fair value adjustments to contingent liabilities arising from various acquisitions we completed in recent years.

	Three Months Ended June 30,
(in millions)	2025	2024	$ Change
Depreciation and amortization expense	$(57.6)	$(46.7)	$(10.9)
The increase in depreciation and amortization expense was primarily due to the amortization of intangible assets recognized in connection with recent acquisitions, and increased equipment under lease associated with the growth of our SkyTab offering.

	Three Months Ended June 30,
(in millions)	2025	2024	$ Change
Professional expenses	$(15.2)	$(11.6)	$(3.6)
Professional expenses included expenses associated with recent and planned acquisitions. The increase in professional expenses was primarily driven by higher acquisition-related costs, including costs associated with the acquisition of Global Blue.

	Three Months Ended June 30,
(in millions)	2025	2024	$ Change
Advertising and marketing expenses	$(7.1)	$(3.9)	$(3.2)
The increase in advertising and marketing expenses was primarily due to incremental brand awareness costs.

	Three Months Ended June 30,
(in millions)	2025	2024	$ Change
Interest income	$19.2	$5.0	$14.2
The increase in interest income was primarily due to an increase in our average interest-earning cash balance.

	Three Months Ended June 30,
(in millions)	2025	2024	$ Change
Other income (expense), net	$(3.0)	$0.4	$(3.4)
The decrease in other income (expense), net was primarily due to transactional losses related to foreign currency in 2025, compared to gains in 2024.

	Three Months Ended June 30,
(in millions)	2025	2024	$ Change
Loss on investments in securities	$(0.3)	$(0.2)	$(0.1)
The unrealized loss on investments in securities for both the three months ended June 30, 2025 and 2024 was due to fair value adjustments to our non-marketable equity investments.

	Three Months Ended June 30,
(in millions)	2025	2024	$ Change
Change in TRA liability	$(0.8)	$(3.6)	$2.8
As of June 30, 2025, the current TRA liability was reduced due to a decrease in the estimated tax benefits from TRA-related tax assets with respect to the 2023 tax year. In the future, we expect the TRA liability to increase as additional deferred tax assets are established through exchanges of LLC Interests with Rook. See Note 13 to the accompanying unaudited condensed consolidated financial statements for more information on the TRA.

	Three Months Ended June 30,
(in millions)	2025	2024	$ Change
Interest expense	$(39.4)	$(8.1)	$(31.3)
The increase in interest expense during the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 was primarily due to the issuance of 6.750% 2032 Senior Notes due 2032 (the “Existing 2032 Notes”) issued in the third quarter of 2024, and the 2033 Euro Notes and New 2032 Notes (together with the Existing 2032 Notes, the “2032 Senior Notes”) issued in the second quarter of 2025. After our recent financing activity, including the Term Loan Facility that was established in July 2025, our annualized interest expense is projected to be approximately $243 million, which is inclusive of approximately $12 million of non-cash deferred financing fee amortization.

	Three Months Ended June 30,
(in millions)	2025	2024	$ Change
Income tax benefit (expense)	$(14.6)	$1.8	$(16.4)
The effective tax rate for the three months ended June 30, 2025 was approximately 26%, compared to the effective tax rate for the three months ended June 30, 2024 of approximately (3)%. The income tax expense for the three months ended June 30, 2025 relates primarily to the net income allocated to the non-redeemable noncontrolling interest.

Comparison of Results for the Six Months Ended June 30, 2025 and 2024
The following table sets forth the consolidated statements of operations for the periods presented:

	Six Months Ended June 30,
(in millions)	2025	2024	$ change
Payments-based revenue	$1,624.2	$1,410.9	$213.3
Subscription and other revenues	190.3	123.5	66.8
Gross revenue	1,814.5	1,534.4	280.1
Network fees	(1,032.6)	(950.1)	(82.5)
Other costs of sales (exclusive of certain depreciation and amortization expense shown separately below)	(232.4)	(164.7)	(67.7)
General and administrative expenses	(284.4)	(217.2)	(67.2)
Revaluation of contingent liabilities	4.6	(2.4)	7.0
Depreciation and amortization expense (a)	(113.6)	(91.5)	(22.1)
Professional expenses	(33.8)	(19.6)	(14.2)
Advertising and marketing expenses	(13.8)	(8.3)	(5.5)
Income from operations	108.5	80.6	27.9
Loss on extinguishment of debt	(3.1)	—	(3.1)
Interest income	31.6	10.4	21.2
Other income (expense), net	(4.2)	1.8	(6.0)
Gain on investments in securities	—	10.8	(10.8)
Change in TRA liability	2.2	(4.8)	7.0
Interest expense	(67.9)	(16.2)	(51.7)
Income before income taxes	67.1	82.6	(15.5)
Income tax benefit (expense)	(6.5)	0.4	(6.9)
Net income	60.6	83.0	(22.4)
Less: Net income attributable to non-redeemable noncontrolling interests	(9.9)	(23.2)	13.3
Net income attributable to Shift4 Payments, Inc.	$50.7	$59.8	$(9.1)
(a)Depreciation and amortization expense includes depreciation of equipment under lease of $33.7 million and $24.9 million for the six months ended June 30, 2025 and 2024, respectively.
Results of Operations
Six months ended June 30, 2025 compared to six months ended June 30, 2024
Revenues (in millions)

Gross revenue increased by $280.1 million, or 18%, compared to the prior year period. Gross revenue is comprised of payments-based revenue and subscription and other revenues.
Payments-based revenue increased by $213.3 million, or 15%, compared to the prior year period, primarily due to:
•The increase in volume of $21.7 billion, or 30%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
•Growth in volume outpaced payments-based revenue growth, primarily due to our continued onboarding of larger merchants with lower unit pricing than our existing customer base.
Subscription and other revenues increased by $66.8 million, or 54%, compared to the prior year period. The increase in subscription and other revenues was primarily driven by the impact of recent acquisitions as well as higher SaaS revenue associated with our SkyTab solutions.
Cost of Sales

	Six Months Ended June 30,
(in millions)	2025	2024	$ Change
Network fees	$(1,032.6)	$(950.1)	$(82.5)
The 9% increase in network fees was primarily due to the increase in payments-based revenue.
Gross revenue less network fees increased by $197.6 million, or 34%, compared to the prior year period, primarily due to the increase in volume and higher Subscription and other revenues. See Key Performance Indicators and Non-GAAP Measures for a discussion and reconciliation of gross revenue less network fees.

	Six Months Ended June 30,
(in millions)	2025	2024	$ Change
Other costs of sales (exclusive of certain depreciation and amortization expense)	$(232.4)	$(164.7)	$(67.7)
The increase in other costs of sales was primarily driven by our recent acquisitions and incremental residual commissions associated with revenue growth.
Operating Expenses

	Six Months Ended June 30,
(in millions)	2025	2024	$ Change
General and administrative expenses	$(284.4)	$(217.2)	$(67.2)
The increase in general and administrative expenses was primarily due to expenses associated with our continued growth, which includes the impact of our recent acquisitions.

	Six Months Ended June 30,
(in millions)	2025	2024	$ Change
Revaluation of contingent liabilities	$4.6	$(2.4)	$7.0
The income (expense) for revaluation of contingent liabilities during the six months ended June 30, 2025 and 2024 was primarily driven by fair value adjustments to contingent liabilities arising from various acquisitions we completed in recent years.

	Six Months Ended June 30,
(in millions)	2025	2024	$ Change
Depreciation and amortization expense	$(113.6)	$(91.5)	$(22.1)
The increase in depreciation and amortization expense was primarily due to the amortization of intangible assets recognized in connection with recent acquisitions, and increased equipment under lease associated with the growth of our SkyTab offering.

	Six Months Ended June 30,
(in millions)	2025	2024	$ Change
Professional expenses	$(33.8)	$(19.6)	$(14.2)
Professional expenses included expenses associated with acquisitions. The increase in professional expenses was primarily driven by higher acquisition-related costs, including costs associated with the acquisition of Global Blue.

	Six Months Ended June 30,
(in millions)	2025	2024	$ Change
Advertising and marketing expenses	$(13.8)	$(8.3)	$(5.5)
The increase in advertising and marketing expenses was primarily due to incremental brand awareness costs.

	Six Months Ended June 30,
(in millions)	2025	2024	$ Change
Interest income	$31.6	$10.4	$21.2
The increase in interest income was primarily due to an increase in our average interest-earning cash balance.

	Six Months Ended June 30,
(in millions)	2025	2024	$ Change
Other income (expense), net	$(4.2)	$1.8	$(6.0)
The decrease in other income was primarily due to transactional losses related to foreign currency in 2025, as compared to gains in 2024.

	Six Months Ended June 30,
(in millions)	2025	2024	$ Change
Gain on investments in securities	$—	$10.8	$(10.8)
The unrealized gain on investments in securities for the six months ended June 30, 2024 was due to fair value adjustments to our non-marketable equity investments.

	Six Months Ended June 30,
(in millions)	2025	2024	$ Change
Change in TRA liability	$2.2	$(4.8)	$7.0
As of June 30, 2025, the current TRA liability was reduced due to a decrease in the estimated tax benefits from TRA-related tax assets with respect to the 2023 tax year. In the future, we expect the TRA liability to increase as additional deferred tax assets are established through exchanges of LLC Interests with Rook. See Note 13 to the accompanying unaudited condensed consolidated financial statements for more information on the TRA.

	Six Months Ended June 30,
(in millions)	2025	2024	$ Change
Interest expense	$(67.9)	$(16.2)	$(51.7)
The increase in interest expense during the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 was primarily due to the issuance of our Existing 2032 Notes issued in the third quarter of 2024, and the 2033 Euro Notes and New 2032 Notes issued in the second quarter of 2025. After our recent financing activity, including the Term Loan Facility that was established in July 2025, our annualized interest expense is projected to be approximately $243 million, which is inclusive of approximately $12 million of non-cash deferred financing fee amortization.

	Six Months Ended June 30,
(in millions)	2025	2024	$ Change
Income tax benefit (expense)	$(6.5)	$0.4	$(6.9)
The effective tax rate for the six months ended June 30, 2025 was approximately 10%, compared to the effective tax rate for the six months ended June 30, 2024 of approximately (0.5)%. The income tax expense for the six months ended June 30, 2025 relates primarily to the net income allocated to the non-redeemable noncontrolling interest.
Key Performance Indicators and Non-GAAP Measures
The following table sets forth our key performance indicators and non-GAAP measures for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Volume (in billions)	$50.1	$40.1	$95.1	$73.4

Gross revenue less network fees (in millions)	413.4	320.6	781.9	584.3
EBITDA (in millions)	164.3	125.5	277.0	224.2
Adjusted EBITDA (in millions)	205.1	162.4	373.6	284.1
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
Adjusted EBITDA is the primary financial performance measure used by management to evaluate its business and monitor results of operations. Adjusted EBITDA represents EBITDA further adjusted for certain non-cash and other nonrecurring items that management believes are not indicative of ongoing operations. These adjustments include acquisition, restructuring and integration costs, revaluation of contingent liabilities, loss on extinguishment of debt, unrealized gains or losses on investments in securities, changes in TRA liability, equity-based compensation expense, and foreign exchange and other nonrecurring items. The financial impact of certain elements of these activities is often significant to our overall financial performance and can adversely affect the comparability of our operating results and investors’ ability to analyze the business from period to period.
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
Gross revenue less network fees:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Gross revenue	$966.2	$827.0	$1,814.5	$1,534.4
Less: Network fees	(552.8)	(506.4)	(1,032.6)	(950.1)
Less: Other costs of sales (exclusive of depreciation of equipment under lease)	(120.9)	(88.8)	(232.4)	(164.7)
Less: Depreciation of equipment under lease	(17.4)	(13.0)	(33.7)	(24.9)
Gross profit (a)	$275.1	$218.8	$515.8	$394.7

Gross profit (a)	$275.1	$218.8	$515.8	$394.7
Add back: Other costs of sales	120.9	88.8	232.4	164.7
Add back: Depreciation of equipment under lease	17.4	13.0	33.7	24.9
Gross revenue less network fees	$413.4	$320.6	$781.9	$584.3
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
EBITDA and Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net income	$41.1	$54.5	$60.6	$83.0
Interest expense	39.4	8.1	67.9	16.2
Interest income	(19.2)	(5.0)	(31.6)	(10.4)
Income tax (benefit) expense	14.6	(1.8)	6.5	(0.4)
Depreciation and amortization	88.4	69.7	173.6	135.8
EBITDA	164.3	125.5	277.0	224.2
Acquisition, restructuring and integration costs (a)	10.6	13.7	38.1	17.7
Revaluation of contingent liabilities (b)	(0.9)	0.3	(4.6)	2.4
Loss on extinguishment of debt	3.1	—	3.1	—
(Gain) loss on investments in securities (c)	0.3	0.2	—	(10.8)
Change in TRA liability (d)	0.8	3.6	(2.2)	4.8
Equity-based compensation (e)	15.3	14.5	42.5	37.7
Foreign exchange and other nonrecurring items (f)	11.6	4.6	19.7	8.1
Adjusted EBITDA	$205.1	$162.4	$373.6	$284.1

(a)For the three months ended June 30, 2025, consisted of $6.3 million of acquisition-related costs and $4.3 million of restructuring and other costs. For the six months ended June 30, 2025, consisted of $20.1 million of acquisition-related costs and $18.0 million of restructuring and other costs. For the three months ended June 30, 2024, consisted of $7.6 million of restructuring and other costs and $6.1 million of acquisition-related costs. For the six months ended June 30, 2024, consisted of $9.0 million of restructuring and other costs and $8.7 million of acquisition-related costs.
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
(f)For the three months ended June 30, 2025, consisted of $6.8 million of expenses related to non-routine matters, $2.5 million of expenses related to the non-routine upgrade of our IT systems, and $2.3 million of unrealized foreign exchange losses. For the six months ended June 30, 2025, consisted of $9.5 million of expenses related to non-routine matters, $6.3 million of expenses related to the non-routine upgrade of our IT systems, and $3.9 million of unrealized foreign exchange losses. For the three months ended June 30, 2024, consisted of $5.1 million of expenses related to non-routine matters and $(0.5) million of unrealized foreign exchange gains. For the six months ended June 30, 2024, consisted of $9.9 million of expenses related to non-routine matters and $(1.8) million of unrealized foreign exchange gains.
Liquidity and Capital Resources
Overview
We have historically sourced our liquidity requirements primarily with cash flow from operations and, when needed, with debt or equity financing. The principal uses for liquidity have been acquisitions, capital expenditures, share repurchases and debt service. As of June 30, 2025, our cash and cash equivalents balance was $3,029.3 million, of which approximately $203.2 million was held outside of the U.S. by our foreign legal entities. In addition, “Settlement assets” includes $223.8 million of cash that will be used to settle merchant liabilities. The cash included within Settlement assets is typically paid to merchants within a few days of receipt in order to settle related liabilities. A significant portion of the cash on hand as of June 30, 2025, along with the proceeds of the term loan described below, was used in the acquisition of Global Blue, which closed in July 2025 at a purchase price of approximately $2.7 billion.
As of June 30, 2025 and December 31, 2024, the $690.0 million of 2025 Convertible Notes are classified as current on our balance sheet, as they will mature within 12 months. We intend to settle conversions for the Convertible Notes by paying in cash up to the principal amount of the Convertible Notes with any excess to be paid or delivered, as the case may be, in cash or shares of Class A common stock or a combination of both at our election, based on the conversion rate.
See “Pending Acquisitions— Credit Facilities” and “Pending Acquisitions—Debt Commitment Letter” for a description of our financing arrangements in connection with the Transaction Agreement described in that section.
While we intend to pay quarterly cash dividends on our 6.00% Series A Mandatory Convertible Preferred Stock (“Preferred Stock”), we do not intend to pay cash dividends on our Class A common stock in the foreseeable future. Shift4 Payments, Inc. is a holding company that does not conduct any business operations of its own. As a result, Shift4 Payments, Inc.’s ability to pay cash dividends on its common stock, if any, is dependent upon cash dividends and distributions and other transfers from Shift4 Payments, LLC. The amounts available to Shift4 Payments, Inc. to pay cash dividends are subject to the covenants and distribution restrictions in its subsidiaries’ agreements governing its indebtedness, including covenants in such agreements providing that the payments of dividends or other distributions are subject to annual limitations based on our market capitalization.
The following table sets forth summary cash flow information for the periods presented:

	Six Months Ended June 30,
(in millions)	2025	2024
Net cash provided by operating activities	$238.5	$226.8
Net cash used in investing activities	(132.2)	(381.5)
Net cash provided by (used in) financing activities	1,626.1	(154.8)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	82.1	(9.0)
Change in cash and cash equivalents and restricted cash	$1,814.5	$(318.5)
Operating activities
Net cash provided by operating activities consists of net income adjusted for certain non-cash items and changes in other assets and liabilities.

For the six months ended June 30, 2025, net cash provided by operating activities of $238.5 million was primarily a result of net income of $60.6 million, adjusted for non-cash depreciation and amortization of $173.6 million, equity-based compensation of $41.2 million, amortization of capitalized financing costs, net of premium accretion of $8.9 million, provision for bad debts of $6.0 million, and unrealized foreign exchange losses of $3.9 million, partially offset by deferred income taxes of $(20.5) million, revaluation of contingent liabilities of $(4.6) million and an impact from working capital items of $(31.5) million.
For the six months ended June 30, 2024, net cash provided by operating activities of $226.8 million was primarily a result of net income of $83.0 million adjusted for non-cash expenses, including depreciation and amortization of $135.8 million and equity-based compensation of $37.1 million, partially offset by the gain on investments in securities of $(10.8) million and an impact from working capital items of $(20.8) million.
Investing activities
Net cash used in investing activities includes cash paid for acquisitions, deposits made with our sponsor bank under our Settlement Line Agreement, residual commission buyouts, purchases of property, plant and equipment, purchases of equipment to be leased, purchases of intangible assets, investments in securities, and capitalized software development costs.
Net cash used in investing activities was $132.2 million for the six months ended June 30, 2025, a decrease of $249.3 million compared to net cash used in investing activities of $381.5 million for the six months ended June 30, 2024. This decrease was primarily the result of a $297.7 million decrease in net cash paid for acquisitions, partially offset by a $26.8 million increase in deposits made with our sponsor bank, a $7.1 million increase in acquisition of equipment to be leased, a $6.6 million increase in residual commission buyouts, a $5.4 million increase in capitalized software development costs, and a $3.0 million increase in investments in securities.
Financing activities
Net cash provided by financing activities was $1,626.1 million for the six months ended June 30, 2025, an increase of $1,780.9 million compared to net cash used in financing activities of $154.8 million for the six months ended June 30, 2024. This increase was primarily due to the $1,313.2 million of gross proceeds received from the issuance of the New 2032 Notes and the 2033 Euro Notes and $1,000.0 million of gross proceeds received from the issuance of Preferred Stock in 2025, $70.8 million of customer bank deposits being returned to depositors in connection with our transition of Finaro from a bank to a payment institution in 2024, a $26.8 million increase in borrowings on the settlement line of credit, and a $24.9 million change in settlement activity, partially offset by the $450.0 million repayment of our 2026 Senior Notes, a $132.3 million increase in payments for the repurchase of common stock, a $45.3 million increase in deferred financing costs, a $16.7 million increase in distributions to noncontrolling interests, and a $7.6 million increase in payments for withholding tax related to the vesting of restricted stock units.
Settlement assets includes both cash and receivables from card networks. From period to period, the mix of cash and receivables included in Settlement assets may change, driving increases or decreases in financing cash flow.
Convertible Notes and Senior Notes
As of June 30, 2025, we had $3,771.0 million total principal amount of debt outstanding, including $690.0 million of 2025 Convertible Notes, $632.5 million of 2027 Convertible Notes, $1,650.0 million of 2032 Senior Notes and $798.5 million of 2033 Euro Notes.
As of December 31, 2024, we had $2,872.5 million total principal amount of debt outstanding, including $690.0 million of 2025 Convertible Notes, $450.0 million of 2026 Senior Notes, $632.5 million of 2027 Convertible Notes and $1,100.0 million of 2032 Senior Notes.
Credit Facilities
In September 2024, Shift4 Payments, LLC entered into a Second Amended and Restated First Lien Credit Agreement (the “Original Credit Agreement”), among Shift4 Payments, LLC, as the borrower, Goldman Sachs Bank USA (“GS”), as administrative agent and collateral agent, and the lenders party thereto, providing for a $450.0 million senior secured revolving credit facility (“Revolving Credit Facility”), $112.5 million of which was available for the issuance of letters of credit.
In March 2025, Shift4 Payments, LLC entered into an amendment to the Original Credit Agreement (the “First Amendment” and, the Original Credit Agreement, as amended by the First Amendment, the “Existing Credit Agreement”), with GS and the lenders party thereto, pursuant to which, among other things, the Original Revolving Credit Agreement was amended to (i) permit the consummation of the transactions contemplated by the Transaction Agreement and (ii) permit the incurrence and/or issuance of the Bridge Facilities under the Debt Commitment Letter and/or certain other permanent financing issued in lieu thereof or to refinance the loans thereunder.

On June 30, 2025 (the “Second Amendment Effective Date”), Shift4 Payments, LLC entered into an Amendment No. 2 to the Second Amended and Restated First Lien Credit Agreement (the “Second Amendment” and, the Existing Credit Agreement, as amended, restated, supplemented or otherwise modified from time to time, including by the Second Amendment, the “Credit Agreement”), with GS, the lenders party thereto, and certain subsidiary guarantors party thereto, pursuant to which, among other things, the Existing Credit Agreement was amended to (i) increase commitments under the Revolving Credit Facility by $100.0 million (the “Revolving Credit Facility Increase”), to an aggregate amount of $550.0 million, up to $137.5 million of which is available for the issuance of letters of credit and up to $50.0 million of which is available for swing line loans, (ii) provide for a senior secured term loan facility in an aggregate principal amount of $1,000.0 million (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Credit Facilities”), and (iii) amend the financial covenant, certain financial definitions and certain other covenants and provisions thereunder.
Pursuant to the Second Amendment, the effectiveness of certain amendments to the Existing Credit Agreement, the establishment and initial funding of the Term Loan Facility, and the establishment and availability of the Revolving Facility Increase occurred on July 3, 2025 (the “Second Amendment Closing Date”), upon the satisfaction of certain customary closing conditions, including the occurrence of the Acceptance Time under the Transaction Agreement.
Borrowings under the Credit Facilities bear interest at a rate per annum equal to, at Shift4 Payments, LLC’s option:
(a) a term SOFR based rate for U.S. Dollar denominated loans under the Credit Facilities (subject to a 0.0% floor), plus an applicable margin of (x) 2.75% in the case of the Term Loan Facility, and (y) 2.00% in the case of the Revolving Credit Facility;
(b) an alternate base rate for U.S. Dollar denominated loans under the Credit Facilities (equal to the highest of the Federal Funds Effective Rate plus 0.50%, the term SOFR rate for an interest period of one month (subject to a 0.0% floor) plus 1.00%, and the prime rate announced by the administrative agent from time to time), plus an applicable margin of (x) 1.75% in the case of the Term Loan Facility, and (y) 1.00% in the case of the Revolving Credit Facility;
(c) a EURIBOR based rate for Euro denominated loans under the Revolving Credit Facility (subject to a 0.0% floor), plus an applicable margin of 2.00%; and
(d) an €STR based rate in the case of Euro denominated swing line loans (subject to a 0.0% floor), plus an applicable margin of 2.00%.
The applicable margins under Term Loan Facility are subject to one 0.25% stepdown, based on the total net leverage ratio of Shift4 Payments, LLC as of the last day of the most recently ended fiscal quarter, measured on a trailing four-quarter basis. In addition to making periodic interest payments on the principal amounts outstanding under the Credit Facilities, Shift4 Payments, LLC is required to pay a commitment fee under the Revolving Credit Facility in respect of the unutilized commitments thereunder at a rate equal to 0.25% per annum. The Credit Facilities are also subject to customary letter of credit and agency fees, and certain other customary fees.
The Term Loan Facility is repayable in quarterly installments (commencing on December 31, 2025) in an amount equal to 0.25% of the initial principal amount of the Term Loan Facility, with the balance payable on the maturity date thereof. The Revolving Credit Facility does not amortize, and the entire outstanding principal amount (if any) of the Revolving Credit Facility is due and payable on the maturity date thereof.
The Credit Agreement contains customary mandatory prepayment provisions. Amounts borrowed under the Revolving Credit Facility may be repaid and reborrowed from time to time, without premium or penalty. Voluntary prepayments (and certain amendments) of the Term Loan Facility occurring within the first six months after the Second Amendment Closing Date in connection with a repricing transaction will be subject to a prepayment premium equal to 1.00% of the principal amount being repaid (or amended), subject to certain exceptions.
The Term Loan Facility is scheduled to mature on July 3, 2032, and the Revolving Credit Facility is scheduled to mature on September 5, 2029. As of June 30, 2025, there were no borrowings outstanding under the Revolving Credit Facility and borrowing capacity on the Revolving Credit Facility was $450.0 million as of June 30, 2025.
See “Pending Acquisitions—Credit Facilities” and “Pending Acquisitions—Debt Commitment Letter” for a description of our financing arrangements in connection with the Transaction Agreement described in that section.

Settlement Line Agreement
In September 2024, Shift4 Payments, LLC entered into the Settlement Line Credit Agreement (the “Settlement Line Agreement”), by and between Shift4 Payments, LLC, as the borrower, and Citizens Bank, N.A. (“Citizens”) as the lender, providing for a settlement line of credit with an aggregate available amount of up to $100.0 million (the “Settlement Line”). The Settlement Line provides financing for certain settlement obligations of our merchants. The Settlement Line is scheduled to mature on September 29, 2025, subject to extensions. As of June 30, 2025, the Settlement Line was fully utilized. The borrowings against the Settlement Line have been deposited in an account owned and controlled by Citizens. The deposit and borrowing have been netted on our unaudited Condensed Consolidated Balance Sheets because a right of offset exists and the parties intend to net settle.
Covenants
We expect to be in compliance with all financial covenants for at least 12 months following the issuance of these unaudited condensed consolidated financial statements.
Stock repurchases
In May 2024, the Board authorized a stock repurchase program (the “May 2024 Program”), pursuant to which we are authorized to repurchase up to $500.0 million shares of our Class A common stock through December 31, 2025. During the six months ended June 30, 2025, we repurchased 1,834,895 shares of Class A common stock for $148.2 million, including commissions paid, at an average price paid of $80.72 per share. As of June 30, 2025, $206.0 million remains available under the May 2024 Program.
Cash Requirements
We believe that our cash and cash equivalents and future cash flow from operations will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next twelve months and into the foreseeable future based on our current operating plan. Our material cash requirements include the following contractual obligations:
Debt
As of June 30, 2025, we had $3,771.0 million of fixed rate debt principal outstanding with maturities beginning in December 2025 with the $690.0 million of 2025 Convertible Notes. As of June 30, 2025, future interest payments associated with the outstanding debt totaled $1,194.6 million, with $158.5 million payable within twelve months.
Preferred Stock Obligations
As of June 30, 2025, we had 10,000,000 shares of our Preferred Stock outstanding, with an aggregate liquidation preference of $1.0 billion. Dividends on the Preferred Stock are cumulative and accrue at an annual rate of 6.00% on the liquidation preference, payable quarterly in arrears, when and if declared by our Board. Subject to declaration, expected cash dividend payments on the preferred stock total $59.5 million over the next twelve months.
Contingent Liabilities
As of June 30, 2025, the fair value of contingent liabilities to potentially be paid out in cash was $24.8 million, with $15.8 million payable within twelve months. As of June 30, 2025, the maximum amount of contingent liabilities to potentially be paid out in cash was $53.9 million, with $15.8 million payable within twelve months.
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
As of June 30, 2025, we had $3,771.0 million of fixed rate principal debt outstanding pursuant to the Notes with a fair value of $4,095.5 million. Since these notes bear interest at fixed rates, they do not result in any financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates when interest rates change.
We also have a Revolving Credit Facility available to us with available borrowing capacity of $450.0 million as of June 30, 2025, which was increased to $550 million on July 3, 2025 pursuant to the Second Amendment. We are obligated to pay interest on loans under the Revolving Credit Facility and, as of July 3, 2025, under the Term Loan Facility, as well as other customary fees, including an upfront fee and an unused commitment fee. Borrowings under the Credit Facilities bear interest at floating rates. As a result, we are exposed to the risk related to fluctuations in interest rates to the extent of our borrowings. As of June 30, 2025 and December 31, 2024, we had no amounts outstanding under the Revolving Credit Facility. See “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report and Note 11 to the accompanying unaudited condensed consolidated financial statements for more information.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Our material legal proceedings, if any, are described in Part I, Item 1 of this Quarterly Report in the notes to our unaudited Condensed Consolidated Financial Statements in Note 15, “Commitments and Contingencies.”
ITEM 1A. RISK FACTORS
You should carefully consider the risks described under the heading “Risk Factors” in Part I, Item 1A. of our 2024 Form 10-K, the other information in this Quarterly Report, including our unaudited condensed consolidated financial statements and the related notes, as well as our other public filings with the SEC, before deciding to invest in our Class A common stock or our Preferred Stock. Other than described below, there have been no material changes to the Company’s risk factors previously disclosed in our 2024 Form 10-K. The occurrence of any of the events described therein could harm our business, financial condition, results of operations, liquidity or prospects. In such an event, the market price of our Class A common stock or our Preferred Stock could decline, and you may lose all or part of your investment.
Risks Related to the Preferred Stock
The Preferred Stock is junior to our indebtedness and structurally junior to the liabilities of our subsidiaries.
If we liquidate, dissolve or wind up, whether voluntarily or involuntarily, then our assets will be available to distribute to our equity holders, including holders of the Preferred Stock, only if all of our then-outstanding indebtedness is first paid in full. The remaining assets, if any, would then be allocated among the holders of our equity securities in accordance with their respective liquidation rights. There may be insufficient remaining assets available to pay the liquidating preference and unpaid accumulated dividends on the Preferred Stock. As of June 30, 2025, excluding intercompany indebtedness, we had approximately $3,771.0 million total principal amount of consolidated debt outstanding.
In addition, our subsidiaries will have no obligation to pay any amounts on the Preferred Stock. If any of our subsidiaries liquidates, dissolves or winds up, whether voluntarily or involuntarily, then we, as a direct or indirect common equity owner of that subsidiary, will be subject to the prior claims of that subsidiary’s creditors, including trade creditors and preferred equity holders. We may never receive any amounts from that subsidiary, and, accordingly, the assets of that subsidiary may never be available to make payments on the Preferred Stock.
We are a holding company and will depend upon funds from our subsidiaries, including Shift4 Payments, LLC, to pay cash dividends on the Preferred Stock.
We are a holding company and our principal asset is a controlling equity interest in Shift4 Payments, LLC. As a holding company, we are generally dependent upon intercompany transfers of funds from Shift4 Payments, LLC to pay cash dividends on the Preferred Stock. The ability of Shift4 Payments, LLC to make payments to us may be restricted by, among other things, applicable laws as well as agreements to which those entities may be a party, including existing and future indebtedness. Therefore, our ability to make payments in respect of Preferred Stock may be limited.
Holders of our Preferred Stock will bear the risk of fluctuations in the trading price of our Class A common stock.
Unless previously converted or redeemed, each share of Preferred Stock is automatically convert, for settlement on the mandatory conversion settlement date, which is scheduled to occur on May 1, 2028, subject to postponement in certain limited circumstances, into not less than the minimum conversion rate of 0.9780 shares of our Class A common stock and not more than the maximum conversion rate of 1.2224 shares of our Class A common stock, subject to adjustment. The actual number of shares issuable upon mandatory conversion will be determined based on the average of the “daily VWAPs” (as defined in the Prospectus Supplement) over the “mandatory conversion observation period,” which is the 20 consecutive “VWAP trading days” (as defined in the Prospectus Supplement) beginning on, and including, the 21st “scheduled trading day” (as defined in the Prospectus Supplement) immediately before May 1, 2028. We refer to this average as the “mandatory conversion stock price.” If the mandatory conversion stock price is less than the minimum conversion price, then the value of the shares of our Class A common stock that you will receive upon mandatory conversion (excluding any shares issuable as payment for unpaid dividends) will be less than the liquidation preference of the Preferred Stock, which is $100.00 per share of Preferred Stock. Accordingly, if the trading price of our Class A common stock declines, or does not increase, before the mandatory conversion observation period, you may incur a loss in your investment in the Preferred Stock. Furthermore, if the trading price of our Class A common stock declines during the period between the last day of the mandatory conversion observation period and the date that we deliver the shares due upon mandatory conversion, then the value of the shares you receive may be worth significantly less at the time you receive them than the value of those shares as of the last day of the mandatory conversion observation period. Accordingly, you will bear the entire risk of a decline in the market price of our Class A common stock, and any such decline could be substantial.

In addition, if we elect to pay any portion of a declared dividend on the Preferred Stock in shares of our Class A common stock, then the number of shares that we will deliver as payment will depend on the average of the daily VWAPs per share of Class A common stock over the “dividend stock price observation period,” which is the five consecutive VWAP trading days beginning on, and including, the sixth scheduled trading day immediately before the relevant dividend payment date. If the trading price of our Class A common stock declines during the period between the last day of the dividend stock price observation period and the date that we deliver the shares, then the value of the shares you receive as payment for the dividend may be worth significantly less than the dollar amount of the declared dividend.
If the trading price of our Class A common stock increases, then a direct investment in our Class A common stock will earn higher returns from such increase than would an investment in the Preferred Stock.
The value of the shares of our Class A common stock that you will receive upon mandatory conversion (excluding any shares issuable as payment for unpaid dividends) of your shares of Preferred Stock, unless previously redeemed, will generally exceed the liquidation preference of the Preferred Stock only if the mandatory conversion stock price exceeds the maximum conversion price. The maximum conversion price represents an increase of approximately 25.0% over the minimum conversion price. In addition, if the mandatory conversion stock price is greater than the minimum conversion price and less than the maximum conversion price, then the value the shares of our Class A common stock that you will receive upon mandatory conversion (excluding any shares issuable as payment for unpaid dividends) will generally be equal to the liquidation preference of the Preferred Stock. Accordingly, if the trading price of our Class A common stock price increases to, but does not exceed, the maximum conversion price, then the conversion value of the Preferred Stock will generally be unaffected by such increase. Conversely, the value of a direct investment in our Class A common stock will increase by the same percentage amount of such increase. For these reasons, a direct investment in our Class A common stock may earn higher returns from an increase in the trading price of our Class A common stock than an investment in the Preferred Stock.
We may not have sufficient funds to pay, or may choose not to pay, dividends on the Preferred Stock at current or planned rates or at all. In addition, regulatory and contractual restrictions may prevent us from declaring or paying dividends.
Our ability to declare and pay dividends on the Preferred Stock will depend on many factors, including the following:
•our financial condition, including the amount of cash we have on hand;
•the amount of cash, if any, generated by our operations and financing activities;
•our anticipated financing needs, including the amounts needed to service our indebtedness or other obligations;
•the degree to which we decide to reinvest any cash generated by our operations or financing activities to fund our future operations;
•the ability of Shift4 Payments, LLC to distribute funds to us;
•legal and regulatory restrictions on our ability to pay dividends, including under the Delaware General Corporation Law (as described below); and
•contractual restrictions on our ability to pay dividends, including restrictions under our existing indebtedness and potential restrictions under any other indebtedness that we may incur in the future.
In addition, our board of directors may choose not to pay accumulated dividends on the Preferred Stock for any reason. Accordingly, you may receive less than the full amount of accumulated dividends on your Preferred Stock. In addition, if we fail to declare and pay accumulated dividends on the Preferred Stock in full, then the trading price of the Preferred Stock will likely decline.
Provisions contained in certain of the instruments governing our existing indebtedness restrict or prohibit us from paying cash dividends on the Preferred Stock and similar provisions contained in the instruments governing our future indebtedness may contain similar provisions. While we may seek to refinance that indebtedness or seek a waiver that would permit the payment of dividends in cash, we may be unable or may choose not to do so for any reason, which would increase the likelihood that we choose not to pay dividends in cash on the Preferred Stock.
Under the Delaware General Corporation Law, we may declare dividends on the Preferred Stock only out of our “surplus” (which generally means our total assets less total liabilities, each measured at their fair market values, less statutory capital), or, if there is no surplus, out of our net profits for the current or the immediately preceding fiscal year. We may not have sufficient surplus or net profits to declare and pay dividends on the Preferred Stock.
If we are unable or decide not to pay accumulated dividends on the Preferred Stock in cash, then we may, but are not obligated to, elect to pay dividends in shares of our Class A common stock. However, the payment of dividends in shares of our Class A common stock will expose you to dilution and the risk of fluctuations in the price of our Class A common stock, as described further in this “Risk Factors” section.

If we fail to declare and pay full dividends on the Preferred Stock, then we will be prohibited from paying dividends on our Class A common stock, Class C common stock and any other junior stock, subject to limited exceptions. A reduction or elimination of dividends on our Class A common stock may cause the trading price of our Class A common stock to decline, which, in turn, will likely depress the trading price of the Preferred Stock.
If an “unpaid accumulated dividend amount” (as defined in the Prospectus Supplement) exists at the time any Preferred Stock is converted, then we will, in certain circumstances, increase the applicable conversion rate to compensate preferred stockholders for such unpaid accumulated dividend amount. In the case of certain conversions in connection with a make-whole fundamental change, we may, in certain circumstances, instead choose to pay the unpaid accumulated dividend amount in cash, to the extent we are legally able to do so. If the applicable conversion rate is increased on account of an unpaid accumulated dividend amount, then for purposes of calculating the increase, our Class A common stock will be valued at the greater of (i) the “dividend make-whole stock price” (as defined in the Prospectus Supplement) and (ii) the floor price in effect on the relevant conversion date, which is 35% of the minimum conversion price. If the floor price exceeds the dividend make-whole stock price, then we will, to the extent we are legally able to do so, declare and pay the related deficiency in cash to the converting preferred stockholders. However, in the case of an early conversion that is not in connection with a make-whole fundamental change, we will have no obligation to pay such deficiency in cash or any other consideration. Accordingly, you may not be fully compensated for unpaid accumulated dividends upon conversion.
Not all events that may adversely affect the trading price of the Preferred Stock and our Class A common stock will result in an adjustment to the boundary conversion rates and the boundary conversion prices.
Each of the minimum conversion rate and the maximum conversion rate (which we collectively refer to as the “boundary conversion rates”), and the minimum conversion price and the maximum conversion price (which we collectively refer to as the “boundary conversion prices”), are subject to adjustment for certain events, including:
•certain stock dividends, splits and combinations;
•the issuance of certain rights, options or warrants to holders of our Class A common stock;
•certain distributions of assets, debt securities, capital stock or other property to holders of our Class A common stock;
•certain cash dividends on our Class A common stock; and
•certain tender or exchange offers.
We are not required to adjust the boundary conversion rates or the boundary conversion prices for other events, such as third-party tender offers or an issuance of Class A common stock (or securities exercisable for, or convertible into, Class A common stock) for cash, that may adversely affect the trading price of the Preferred Stock and our Class A common stock. We have no obligation to consider the specific interests of the holders of the Preferred Stock in engaging in any such offering or transaction. An event may occur that adversely affects the preferred stockholders and the trading price of the Preferred Stock and the underlying shares of our Class A common stock but that does not result in an adjustment to the boundary conversion rates and boundary conversion prices.
The make-whole fundamental change provisions may not adequately compensate you for any loss in the value of the Preferred Stock that may result from a make-whole fundamental change.
If certain corporate events that constitute a “make-whole fundamental change” occur, then you will, in certain circumstances, be entitled to convert at the “make-whole fundamental change conversion rate” and receive an additional payment, in cash or shares of Class A common stock, for a “future dividend present value amount.” The make-whole fundamental change conversion rate and the future dividend present value amount are designed to compensate preferred stockholders for the lost option value and the remaining scheduled dividend payments, respectively, of their Preferred Stock. However, these provisions are subject to various limitations. For example, the make-whole fundamental change conversion rate is only an approximation of the lost option value and will not exceed the maximum conversion rate, and the number of shares that we may be required to deliver as payment for the future dividend present value amount may be limited based on the floor price prevailing at the time of the make-whole fundamental change. Accordingly, you may not be adequately compensated for any loss in the value of your Preferred Stock that may result from a make-whole fundamental change.
Furthermore, the definition of make-whole fundamental change is limited to certain specific transactions, and these provisions will not protect preferred stockholders from other transactions that could significantly reduce the value of the Preferred Stock. For example, a spin-off or sale of a subsidiary or business division with volatile earnings, or a change in our line of business, could significantly affect the trading characteristics of our Class A common stock and reduce the value of the Preferred Stock without constituting a make-whole fundamental change.
In addition, our obligation to pay the future dividend present value amount in connection with a make-whole fundamental change could be considered a penalty, in which case its enforceability would be subject to general principles of reasonableness and equitable remedies.

The Preferred Stock has only limited voting rights.
The Preferred Stock confers no voting rights except with respect to certain dividend arrearages, certain amendments to the terms of the Preferred Stock and certain other limited circumstances, and except as required by the Delaware General Corporation Law. As a preferred stockholder, you will not be entitled to vote on an as-converted basis with holders of our Class A common stock on matters on which our Class A common stockholders are entitled to vote. For example, you will not have the right, as a preferred stockholder, to vote in the general election of our directors, although you will have a limited right, voting together with holders of any voting parity stock, to elect up to two directors if accumulated dividends on the Preferred Stock have not been declared and paid for the equivalent of six or more dividend periods (including, for the avoidance of doubt, the dividend period beginning on, and including, the initial issue date of the Preferred Stock and ending on, but excluding August 1, 2025). Accordingly, the voting provisions of the Preferred Stock may not afford you with meaningful protections for your investment.
You will have no rights with respect to our Class A common stock until the Preferred Stock is converted, but you may be adversely affected by certain changes made with respect to our Class A common stock.
You will have no rights with respect to our Class A common stock, including voting rights, rights to respond to Class A common stock tender offers, if any, and rights to receive dividends or other distributions on shares of our Class A common stock, if any (other than through an adjustment to the boundary conversion rates), prior to the conversion date with respect to a conversion of your Preferred Stock, but your investment in the Preferred Stock may be negatively affected by these events. Upon conversion, you will be entitled to exercise the rights of a holder of shares of our Class A common stock only as to matters for which the record date occurs on or after the conversion date. For example, in the event that an amendment is proposed to our amended and restated certificate of incorporation or bylaws requiring stockholder approval and the record date for determining the stockholders of record entitled to vote on the amendment occurs prior to the conversion date, you will not be entitled to vote on the amendment (subject to certain limited exceptions if it would adversely affect the special rights, preferences, privileges and voting powers of the Preferred Stock), although you will nevertheless be subject to any changes in the powers, preferences or special rights of our Class A common stock, even if your Preferred Stock has been converted into shares of our Class A common stock prior to the effective date of such change.
We may issue preferred stock in the future that ranks equally with the Preferred Stock with respect to dividends or liquidation rights, which may adversely affect the rights of preferred stockholders.
Without the consent of any preferred stockholder, we may authorize and issue preferred stock that ranks equally with the Preferred Stock with respect to the payment of dividends or the distribution of assets upon our liquidation, dissolution or winding up. If we issue any such preferred stock in the future, your rights as a holder of the Preferred Stock will be diluted and the trading price of the Preferred Stock may decline. The powers, preferences and rights of these additional series of preferred stock may be on parity with or (subject to certain consent rights of the holders of the Preferred Stock) senior to the Preferred Stock, which may reduce its value. We have no obligation to consider the specific interests of the holders of the Preferred Stock in engaging in any such offering or transaction.
If an active trading market for the Preferred Stock does not develop, then preferred stockholders may be unable to sell their Preferred Stock at desired times or prices, or at all.
A liquid trading market for the Preferred Stock may not develop, and the listing may be subsequently withdrawn. Accordingly, you may not be able to sell your Preferred Stock at the times you wish to or at favorable prices, if at all.
The liquidity of the trading market, if any, and future trading prices of the Preferred Stock will depend on many factors, including, among other things, the trading price and volatility of our Class A common stock, prevailing interest rates, our dividend yield, financial condition, results of operations, business, prospects and credit quality relative to our competitors, the market for similar securities and the overall securities market. Many of these factors are beyond our control. Historically, the market for convertible securities has been volatile. Market volatility could significantly harm the market for the Preferred Stock, regardless of our financial condition, results of operations, business, prospects or credit quality.
The trading price of our Class A common stock, the condition of the financial markets, prevailing interest rates and other factors could significantly affect the trading price of the Preferred Stock.
The trading price of our Class A common stock will significantly affect the trading price of the Preferred Stock, which could result in greater volatility in the trading price of the Preferred Stock than would be expected for non-convertible securities. The trading price of our Class A common stock will likely continue to fluctuate in response to the factors described or referred to elsewhere in this section, among others, many of which are beyond our control.
In addition, the condition of the financial markets and changes in prevailing interest rates can have an adverse effect on the trading price of the Preferred Stock. For example, prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future, and we would expect an increase in prevailing interest rates to depress the trading price of the Preferred Stock.

The issuance or sale of shares of our Class A common stock, or rights to acquire shares of our Class A common stock, could depress the trading price of our Class A common stock and the Preferred Stock.
We may conduct future offerings of shares of our Class A common stock, preferred stock or other securities that are convertible into or exercisable for our Class A common stock to fund acquisitions, finance our operations or for other purposes. In addition, we may also issue shares of our Class A common stock under our equity incentive plans. The market price of shares of our Class A common stock and, accordingly, the Preferred Stock could decrease significantly as a result of (i) future issuances or sales of a large number of shares of our Class A common stock, including pursuant to other issuances under the shelf registration statement on Form S-3ASR, including as payment for dividends on the Preferred Stock, (ii) future issuances or sales of rights to acquire shares of our Class A common stock, (iii) any of our existing stockholders selling a substantial amount of our Class A common stock, (iv) the conversion of a large number of instruments convertible into shares of our Class A common stock, including the conversion of Preferred Stock or the Convertible Notes into shares of our Class A common stock, or (v) the perception that such issuances, sales or conversions could occur, among other factors. These sales or conversions, or the possibility that these sales or conversions may occur, may also make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate. The terms of the Preferred Stock will not restrict our ability to issue additional common stock or other junior stock in the future. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing or nature of our future offerings.
Holders of our Preferred Stock may be diluted by future issuances of our Class A common stock or instruments convertible into shares of Class A common stock.
If we raise additional capital through future offerings of our Class A common stock or other securities convertible into shares of our Class A common stock (including additional securities that may be issued pursuant to the shelf registration statement on Form S-3ASR), our existing stockholders, including preferred stockholders who have received shares of our Class A common stock upon conversion of, or for the payment of dividends on, their Preferred Stock, could experience significant dilution in their percentage ownership of the Company. Moreover, any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our Class A common stock.
The Preferred Stock may not be rated and, if rated, its ratings could be lowered.
We expect that the Preferred Stock will be rated by one or more nationally recognized rating agencies. Generally, rating agencies base their ratings on such material and information, and such of their own investigative studies and assumptions, as they deem appropriate. A rating is not a recommendation to buy, sell or hold the Preferred Stock, and there is no assurance that any rating will apply for any given period of time or that a rating may not be adjusted or withdrawn. A downgrade or potential downgrade in these ratings, the assignment of a new rating that is lower than existing ratings, or a downgrade or potential downgrade in ratings assigned to us, our subsidiaries, the Preferred Stock or any of our other securities could adversely affect the trading price and liquidity of the Preferred Stock. If we issue subordinated notes or other “hybrid” securities, we anticipate that the ratings on our preferred stock, including the Preferred Stock, are likely to be lowered by one or more rating agencies as a result of “notching.” We cannot be sure that rating agencies will rate the Preferred Stock or maintain their ratings once issued. We do not undertake any obligation to obtain a rating, maintain the ratings once issued or to advise holders of Preferred Stock of any change in ratings. A failure to obtain a rating or a negative change in our ratings once issued could have an adverse effect on the market price or liquidity of the Preferred Stock.
Rating agencies may change rating methodologies.
The rating agencies that currently or may in the future publish a rating for us or our preferred stock, including the Preferred Stock, may from time to time in the future change the methodologies that they use for analyzing securities with features similar to the Preferred Stock. This may include, for example, changes to the relationship between ratings assigned to securities with features similar to the Preferred Stock and ratings assigned to securities that are junior or senior in ranking, which is sometimes called “notching.” As a result of notching, rating agencies may lower the rating of a rated security in connection with the issuance of a new series of securities that creates a new ranking of such issuer’s securities and is senior in ranking relative to the rated security. If the rating agencies change their practices for rating lower-ranking securities in the future, and the ratings of our preferred stock, including the Preferred Stock, are subsequently lowered or “notched” further, the trading price and liquidity of the Preferred Stock could be adversely affected.
Regulatory actions, changes in market conditions and other events may adversely affect the trading price and liquidity of the Preferred Stock and the ability of investors to implement a convertible arbitrage trading strategy.
Investors may seek to employ a convertible arbitrage strategy. Under this strategy, investors typically short sell a certain number of shares of our Class A common stock and adjust their short position over time while they continue to hold the Preferred Stock. Investors may also implement this type of strategy by entering into swaps on our Class A common stock in lieu of, or in addition to, short selling shares of our Class A common stock. We cannot assure you that market conditions will permit investors to implement this type of strategy, whether on favorable pricing and other terms or at all. If market conditions do not permit investors to implement this type of strategy, whether on favorable pricing and other terms or at all, at any time while the Preferred Stock is outstanding, the trading price and liquidity of the Preferred Stock may be adversely affected.
The SEC and other regulatory and self-regulatory authorities have implemented various rules and taken certain actions, and may in the future adopt additional rules and take other actions, that may impact those engaging in short selling activity involving equity securities (including our Class A common stock). These rules and actions include Rule 201 of SEC Regulation SHO, the adoption by the Financial Industry Regulatory Authority, Inc., and the national securities exchanges of a “limit up-limit down” program, the imposition of market-wide circuit breakers that halt trading of securities for certain periods following specific market declines, and the implementation of certain regulatory reforms required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. These circuit breakers have been tripped on several occasions during recent periods of increased market volatility and are likely to be tripped in the future. Any governmental or regulatory action that restricts investors’ ability to effect short sales of our Class A common stock or enter into equity swaps on our Class A common stock could depress the trading price of, and the liquidity of the market for, the Preferred Stock.
In addition, the liquidity of the market for our Class A common stock and other market conditions could deteriorate, which could reduce, or eliminate entirely, the number of shares available for lending in connection with short sale transactions and the number of counterparties willing to enter into an equity swap on our Class A common stock with an investor of the Preferred Stock. These and other market events could make implementing a convertible arbitrage strategy prohibitively expensive or infeasible. If investors in the Preferred Stock that seek to employ a convertible arbitrage strategy are unable to do so on commercially reasonable terms, or at all, then the trading price of, and the liquidity of the market for, the Preferred Stock may significantly decline.
Holders of the Preferred Stock may be subject to tax with respect to the Preferred Stock, even though such holders will not receive a corresponding cash distribution.
We will adjust the boundary conversion rates of the Preferred Stock for certain events, including the payment of cash dividends on Class A common stock. If we adjust the boundary conversion rates, then you may be deemed, for U.S. federal income tax purposes, to have received a taxable dividend to the extent of our earnings and profits, without the receipt of any cash. In addition, if we do not adjust (or adjust adequately) the boundary conversion rates after an event that increases your proportionate interest in us (including pursuant to a deferral exception), then you could be treated as having received a deemed taxable dividend. Moreover, we may make distributions to holders of the Preferred Stock that are paid in Class A common stock. Any such distribution may be taxable to the same extent as a cash distribution of the same amount.
If a holder receives a non-cash distribution or is treated as receiving a deemed distribution in respect of its Preferred Stock, then such holder may be subject to tax even though it has received no cash with which to pay that tax, thus giving rise to an out-of-pocket expense. If a holder is a non-U.S. holder (as defined under “Material U.S. Federal Income Tax Considerations”), any deemed distribution generally will be subject to U.S. federal withholding tax (currently at a 30% rate, or such lower rate as may be specified by an applicable treaty). If we (or an applicable withholding agent) pay withholding (including backup withholding) on behalf of a holder, we (or an applicable withholding agent) may set off any such payment against, or withhold such taxes from, payments of cash or delivery of shares of Class A common stock to such holder (or, in some circumstances, any payments on our Class A common stock) or sales proceeds received by, or other funds or assets of, such holder.
Holders of the Preferred Stock may not be entitled to the dividends-received deduction or preferential tax rates applicable to qualified dividend income.
Distributions paid to corporate U.S. holders may be eligible for the dividends-received deduction and distributions paid to non-corporate U.S. holders may be subject to tax at the preferential tax rates applicable to “qualified dividend income” if we have current or accumulated earnings and profits, as determined for U.S. federal income tax purposes and certain holding period and other requirements are met. We may not have sufficient current or accumulated earnings and profits during any fiscal year for the distributions on the Preferred Stock to qualify as dividends for U.S. federal income tax purposes. If any distributions on the Preferred Stock with respect to any fiscal year are not eligible for the dividends-received deduction or for the preferential tax rates applicable to “qualified dividend income” because of insufficient current or accumulated earnings and profits, the market value of the Preferred Stock may decline.
Provisions of the Preferred Stock could delay or prevent an otherwise beneficial takeover of us.
Certain provisions in the Preferred Stock could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a “make-whole fundamental change” under the certificate of designations establishing the terms of the Preferred Stock, then preferred stockholders will have the right to convert their Preferred Stock at a potentially increased conversion rate and receive an additional payment, in cash or shares of Class A common stock, to compensate them for future scheduled dividends on their Preferred Stock. These make-whole fundamental change provisions could increase the cost of acquiring us or otherwise discourage a third party from acquiring us, including in a transaction that preferred stockholders or holders of our Class A common stock may view as favorable.

The accounting method for the Preferred Stock may result in lower reported net earnings attributable to our Class A common stockholders and lower reported diluted earnings per share.
The accounting method for reflecting dividends on, and the conversion provisions of, the Preferred Stock in our financial statements may adversely affect our reported earnings under GAAP. For example, because dividends on the Preferred Stock are cumulative, we expect that dividends that accumulate on the Preferred Stock during the applicable reporting period, regardless of whether they are declared or paid, will be deducted from reported net earnings (or added to reported net loss) for that reporting period to arrive at reported earnings (or loss) attributable to our Class A common stockholders. Accordingly, we expect this accounting treatment to reduce the amount of reported earnings (or increase the amount of reported loss) attributable to our Class A common stockholders. Similarly, we expect that accumulated dividends on the Preferred Stock will also reduce our reported basic earnings per share (or increase our reported basic loss per share) of Class A common stock.
In addition, we expect that the “if-converted” method will apply to reflect the Preferred Stock in the calculation of our diluted earnings per share. Under this method, we expect that diluted earnings per share will be calculated by adding back accumulated dividends on the Preferred Stock to earnings attributable to Class A common stockholders and assuming that the Preferred Stock is converted at the beginning of the reporting period (or, if later, the time the Preferred Stock is issued). However, these calculations will not be made if reflecting the Preferred Stock in diluted earnings per share in this manner is anti-dilutive. Accordingly, the application of the if-converted method to the Preferred Stock may result in lower reported diluted earnings per share.
We present our net income per share of Class A common stock on an “if-converted” basis assuming all shares of Preferred Stock have been converted to Class A shares of common stock at the beginning of the reporting period. We believe that using the “if-converted” method provides additional insight to investors on the potential impact of the Preferred Stock once it is converted into Class A common stock no later than May 1, 2028.
Risks Related to the Transactions
We may be unable to integrate the Global Blue business successfully or realize the anticipated synergies and related benefits of the Global Blue Merger.
We and Global Blue entered into the Transaction Agreement with the expectation that the Global Blue Merger will result in various benefits and synergies. However, the Global Blue Merger involves the combination of two companies that currently operate as independent companies. We may be unable to successfully operate Global Blue’s business or integrate it into its own operations as a combined company.
We are required to devote significant management attention and resources to integrating the portfolio and operations of Global Blue. Potential difficulties that we may encounter in the integration process include without limitation:
•the inability to combine our business with Global Blue in a manner that permits us to achieve any cost savings or other synergies anticipated as a result of the Global Blue Merger or to achieve such cost savings or other anticipated synergies in a timely manner, which could result in us not realizing some anticipated benefits of the Global Blue Merger in the time frame currently anticipated, or at all;
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
•potential unknown liabilities and unforeseen increased expenses, delays or unfavorable conditions in connection with the anticipated consummation of the Global Blue Merger and the subsequent integration; and
•performance shortfalls at one or both of the companies as a result of the diversion of management’s attention from ongoing business activities as a result of completing the Global Blue Merger and integration the companies’ operations.
It is possible that the integration process could result in the distraction of our management, the loss of key employees, the disruption of our ongoing business or inconsistencies in our operations, services, standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with third parties and employees or to achieve the anticipated benefits of the Global Blue Merger, or could otherwise adversely affect our business and financial results.

The market price of our common stock may decline as a result of the completion of the Global Blue Merger.
The market price of our common stock may decline as a result of the completion of the Global Blue Merger for a number of reasons, including if we do not achieve the perceived benefits of the Global Blue Merger as rapidly or to the degree anticipated by financial and industry analysts, or if the effect of the Global Blue Merger on our financial results is not consistent with the expectations of financial and industry analysts. In addition, if the Global Blue Merger are consummated, our stockholders will own interests in a company operating an expanded business with a different mix of assets, risks and liabilities. Current stockholders may not wish to continue to invest in us, or for other reasons may wish to dispose of some or all of their shares of our common stock. If, following the consummation of the Global Blue Merger, there is selling pressure on our common stock that exceeds demand at the market price, the price of our common stock could decline.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in millions)
April 1, 2025 through April 30, 2025	1,148,718	$74.17	1,148,718	$206.0
May 1, 2025 through May 31, 2025	—	—	—	206.0
June 1, 2025 through June 30, 2025	—	—	—	206.0
Total	1,148,718

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
On June 13, 2025, Nancy Disman, our Chief Financial Officer, entered into a new trading plan pursuant to Rule 10b5-1 of the Exchange Act. Ms. Disman’s Rule 10b5-1 trading plan provides for the sale from time to time of a maximum of 45,000 shares of our Class A common stock and 56,412 shares of Ms. Disman’s restricted stock unit awards, less any shares to be withheld for tax, pursuant to the terms of the plan. Ms. Disman’s Rule 10b5-1 trading plan expires on September 15, 2026, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c).

On June 13, 2025, Jordan Frankel, our General Counsel, entered into a new trading plan pursuant to Rule 10b5-1 of the Exchange Act. Mr. Frankel’s Rule 10b5-1 trading plan provides for the sale from time to time of a maximum of 42,500 shares of our Class A common stock pursuant to the terms of the plan. Mr. Frankel’s Rule 10b5-1 trading plan expires on October 1, 2026, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c).
Other than described above, during the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 6. EXHIBITS
The following is a list of exhibits filed as part of this Quarterly Report.
INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Shift4 Payments, Inc.	S-8	333-239042	4.1	06/09/2020

3.2	Amended and Restated By-Laws of Shift4 Payments, Inc.	S-8	333-239042	4.2	06/09/2020

3.3	Certificate of Designations of 6.00% Series A Mandatory Convertible Preferred Stock	8-K	001-39313	3.1	05/05/2025

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock.	S-1/A	333-238307	4.1	06/01/2020

4.2	Indenture, by and among Shift4 Payments, LLC, Shift4 Payments Finance Sub, Inc. the subsidiary guarantors named therein and U.S. Bank National Association, as trustee, dated October 29, 2020 (and Form of Global Note).	8-K	001-39313	4.1	10/29/2020

4.3	Indenture, dated as of December 7, 2020, between Shift4 Payments, Inc. and U.S. Bank National Association, as trustee (and Form of Global Note).	8-K	001-39313	4.1	12/07/2020

4.4	Indenture, dated as of July 26, 2021, between Shift4 Payments, Inc. and U.S. Bank National Association, as trustee (and Form of Global Note).	8-K	001-39313	4.1	07/26/2021

4.5	Fourth Supplemental Indenture dated March 16, 2022, 4.625% Senior Notes due 2026.	10-Q	001-39313	4.5	05/06/2022

4.6	Indenture, by and among Shift4 Payments, LLC, Shift4 Payments Finance Sub, Inc., the subsidiary guarantors named on the signature pages thereto and U.S. Bank Trust Company, National Association, as trustee, dated August 15, 2024 (and Form of Note).	8-K	001-39313	4.1	08/15/2024

4.7	Indenture, dated as of May 16, 2025, among the Issuers, the subsidiary guarantors named on the signature pages thereto and U.S. Bank Trust Company, National Association, as trustee, and U.S. Bank Europe DAC, UK Branch, as registrar, transfer agent and paying agent.	8-K	001-39313	4.3	05/16/2025

10.1	Amendment No. 2 to Second Amended and Restated First Lien Credit Agreement, dated as of June 30, 2025, by and among Shift4 Payments, LLC as the borrower, the subsidiary guarantors party thereto, the lenders and issuing banks party thereto and Goldman Sachs Bank USA, as administrative agent and collateral agent.	8-K	001-39313	10.1	07/03/2025

10.2	Shift4 Payments, LLC Seventh Amended and Restated Limited Liability Company Agreement					*

10.3	Employment Agreement by and between Shift4 Payments, Inc. and David T. Lauber, dated June 17, 2025					*

10.4	Award Agreement by and between Shift4 Payments, Inc. and David T. Lauber, dated June 17, 2025					*

10.5	Merger Agreement by and between GT Holding 1 GmbH and Global Blue Group Holding AG					*

31.1	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.	**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*

104	Cover Page Interactive Data File (formatting as Inline XBRL and contained in Exhibit 101).	*

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Shift4 Payments, Inc.

		By:	/s/ Taylor Lauber
Taylor Lauber
Date:	August 5, 2025		Chief Executive Officer (principal executive officer)

		By:	/s/ Nancy Disman
Nancy Disman
Date:	August 5, 2025		Chief Financial Officer (principal financial officer)

		By:	/s/ James Whalen
James Whalen
Date:	August 5, 2025		Chief Accounting Officer (principal accounting officer)