Form 10-Q
period 2025-09-30
Shift4 Payments, Inc.
filed 2025-11-06
CIK 1794669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Yes ☐ No ☒
As of October 31, 2025, there were 67,564,638 shares of the registrant’s Class A common stock, $0.0001 par value per share, outstanding, 19,801,028 shares of the registrant’s Class B common stock, $0.0001 par value per share, outstanding and 1,253,566 shares of the registrant’s Class C common stock, $0.0001 par value per share, outstanding.

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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)(in millions, except share and per share amounts)

	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$1,511.5	$1,211.9
Settlement assets	288.0	298.1
Accounts receivable, net	771.5	348.7
Prepaid expenses and other current assets	129.1	51.7
Total current assets	2,700.1	1,910.4
Noncurrent assets
Equipment for lease, net	208.7	165.1
Property, plant and equipment, net	45.3	27.2
Right-of-use assets	61.9	36.9
Collateral held by the card networks	41.6	37.5
Goodwill	2,465.5	1,455.6
Residual commission buyouts, net	107.8	157.2
Capitalized customer acquisition costs, net	80.2	65.3
Other intangible assets, net	2,827.5	758.4
Deferred tax assets	411.8	396.8
Other noncurrent assets	39.4	31.0
Total assets	$8,989.8	$5,041.4
Liabilities and Stockholders' Equity
Current liabilities
Current portion of debt	$699.4	$686.9
Settlement liabilities	279.7	293.3
Accounts payable	670.0	248.3
Accrued expenses and other current liabilities	251.0	120.5
Current portion of TRA liability	25.9	4.3
Deferred revenue	14.0	15.5
Current lease liabilities	18.0	11.0
Total current liabilities	1,958.0	1,379.8
Noncurrent liabilities
Long-term debt	4,019.8	2,154.1
Noncurrent portion of TRA liability	336.3	361.2
Deferred tax liabilities	348.9	60.6
Noncurrent lease liabilities	51.2	29.3
Other noncurrent liabilities	43.6	38.7
Total liabilities	6,757.8	4,023.7

Redeemable noncontrolling interests	28.0	—

Stockholders' equity
Series A Mandatory Convertible Preferred Stock, $0.0001 par value, 10,000,000 and no shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively, out of 20,000,000 shares authorized.	973.2	—
Class A common stock, $0.0001 par value per share, 300,000,000 shares authorized, 67,451,984 and 67,737,305 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Class B common stock, $0.0001 par value per share, 100,000,000 shares authorized, 19,801,028 and 19,801,028 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively.	—	—
Class C common stock, $0.0001 par value per share, 100,000,000 shares authorized, 1,253,566 and 1,519,826 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively.	—	—
Additional paid-in capital	932.8	1,063.0
Accumulated other comprehensive income (loss)	47.1	(28.2)
Retained deficit	(283.4)	(228.2)
Total stockholders' equity attributable to Shift4 Payments, Inc.	1,669.7	806.6
Non-redeemable noncontrolling interests	534.3	211.1
Total stockholders' equity	2,204.0	1,017.7
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$8,989.8	$5,041.4
See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (in millions, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Gross revenue	$1,176.9	$909.2	$2,991.4	$2,443.6
Cost of sales (exclusive of certain depreciation and amortization expense shown separately below)	(747.9)	(641.9)	(2,012.9)	(1,756.7)
General and administrative expenses	(188.4)	(118.2)	(472.8)	(335.4)
Revaluation of contingent liabilities	2.8	(1.5)	7.4	(3.9)
Depreciation and amortization expense (a)	(85.8)	(51.6)	(199.4)	(143.1)
Professional expenses	(35.3)	(9.4)	(69.1)	(29.0)
Advertising and marketing expenses	(7.7)	(6.2)	(21.5)	(14.5)
Income from operations	114.6	80.4	223.1	161.0
Loss on extinguishment of debt	(9.2)	—	(12.3)	—
Interest income	17.5	9.7	49.1	20.1
Other income (expense), net	(1.4)	(1.5)	(5.6)	0.3
Gain on investments in securities	—	10.8	—	21.6
Change in TRA liability	(0.2)	(289.4)	2.0	(294.2)
Interest expense	(60.8)	(18.3)	(128.7)	(34.5)
Income (loss) before income taxes	60.5	(208.3)	127.6	(125.7)
Income tax benefit (expense)	(27.1)	280.5	(33.6)	280.9
Net income	33.4	72.2	94.0	155.2
Less: Net income attributable to noncontrolling interests	(5.3)	(18.4)	(15.2)	(41.6)
Net income attributable to Shift4 Payments, Inc.	28.1	53.8	78.8	113.6
Less: Dividends on Preferred Stock and redeemable noncontrolling interests	(15.1)	—	(24.6)	—
Net income attributable to common stockholders	$13.0	$53.8	$54.2	$113.6

Basic net income per share
Class A net income per share - basic	$0.19	$0.78	$0.78	$1.68
Class A weighted average common stock outstanding - basic	67,243,324	66,791,329	67,131,538	65,230,377
Class C net income per share - basic	$0.19	$0.78	$0.78	$1.68
Class C weighted average common stock outstanding - basic	1,318,499	1,659,314	1,371,660	1,681,264

Diluted net income per share
Class A net income per share - diluted	$0.17	$0.74	$0.70	$1.59
Class A weighted average common stock outstanding - diluted	89,364,422	89,356,938	89,503,327	89,514,680
Class C net income per share - diluted	$0.17	$0.74	$0.70	$1.59
Class C weighted average common stock outstanding - diluted	1,318,499	1,659,314	1,371,660	1,681,264
See accompanying notes to unaudited condensed consolidated financial statements.
(a)Depreciation and amortization expense includes depreciation of equipment under lease of $19.4 million and $53.1 million for the three and nine months ended September 30, 2025, respectively, and $14.1 million and $39.0 million for the three and nine months ended September 30, 2024, respectively.

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$33.4	$72.2	$94.0	$155.2
Other comprehensive income (loss)
Unrealized gain (loss) on foreign currency translation adjustment	(20.6)	35.8	97.2	7.3
Comprehensive income	12.8	108.0	191.2	162.5
Less: Comprehensive (income) loss attributable to noncontrolling interests	(0.5)	(26.5)	(37.1)	(42.4)
Comprehensive income attributable to Shift4 Payments, Inc.	$12.3	$81.5	$154.1	$120.1
See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited) (in millions, except share amounts)

	Shares					Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Redeemable Noncontrolling Interests	Total Equity
	Series A Mandatory Convertible Preferred Stock	Class A Common Stock	Class B Common Stock	Class C Common Stock	Series A Mandatory Convertible Preferred Stock
Balances at December 31, 2024	—	67,737,305	19,801,028	1,519,826	$—	$1,063.0	$(228.2)	$(28.2)	$211.1	$1,017.7
Net income	—	—	—	—	—	—	16.7	—	2.8	19.5
Effect of foreign currency translation on Vectron redeemable noncontrolling interest	—	—	—	—	—	—	—	—	1.0	1.0
Repurchases and retirement of Class A common stock	—	(686,177)	—	—	—	(3.2)	(48.1)	—	(12.1)	(63.4)
Exchange of shares held by Rook	—	160,043	—	(160,043)	—	—	—	—	—	—
Distributions to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Equity-based compensation	—	—	—	—	—	26.0	—	—	—	26.0
Vesting of restricted stock units, net of tax withholding	—	259,815	—	(12,410)	—	(18.4)	—	—	0.6	(17.8)
Other comprehensive income	—	—	—	—	—	—	—	25.6	7.5	33.1
Balances at March 31, 2025	—	67,470,986	19,801,028	1,347,373	—	1,067.4	(259.6)	(2.6)	210.8	1,016.0
Net income	—	—	—	—	—	—	34.0	—	7.1	41.1
Reclassification from stockholders’ equity to mezzanine equity for Vectron noncontrolling interest	—	—	—	—	—	—	(0.9)	—	(25.2)	(26.1)
Issuance of Series A Mandatory Convertible Preferred Stock, net of issuance costs	10,000,000	—	—	—	973.6	(220.1)	—	—	220.1	973.6
Dividends on Series A Mandatory Convertible Preferred Stock	—	—	—	—	—	—	(9.5)	—	—	(9.5)
Repurchases and retirement of Class A common stock	—	(1,148,718)	—	—	—	(9.1)	(60.4)	—	(15.3)	(84.8)
Exchange of shares held by Rook	—	8,466	—	(8,466)	—	—	—	—	—	—
Distributions to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	—	(18.6)	(18.6)
Equity-based compensation	—	—	—	—	—	15.2	—	—	—	15.2
Vesting of restricted stock units, net of tax withholding	—	45,494	—	—	—	(1.0)	—	—	—	(1.0)
Other comprehensive income	—	—	—	—	—	—	—	65.5	19.2	84.7
Balances at June 30, 2025	10,000,000	66,376,228	19,801,028	1,338,907	973.6	852.4	(296.4)	62.9	398.1	1,990.6
Net income	—	—	—	—	—	—	28.1	—	5.3	33.4
Noncontrolling interests recognized upon Global Blue acquisition	—	—	—	—	—	—	—	—	164.1	164.1
Global Blue shares purchased through squeeze-out merger	—	—	—	—	—	—	—	—	(47.3)	(47.3)
Issuance of Class A common stock	—	912,494	—	—	—	68.8	—	—	19.0	87.8
Adjustment to Series A Mandatory Convertible Preferred Stock issuance costs	—	—	—	—	(0.4)	—	—	—	—	(0.4)
Dividends on Series A Mandatory Convertible Preferred Stock and redeemable noncontrolling interests	—	—	—	—	—	—	(15.1)	—	—	(15.1)
Exchange of shares held by Rook	—	85,341	—	(85,341)	—	—	—	—	—	—
Distributions to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Equity-based compensation	—	—	—	—	—	15.6	—	—	—	15.6
Vesting of restricted stock units, net of tax withholding	—	77,921	—	—	—	(4.0)	—	—	—	(4.0)
Other comprehensive loss	—	—	—	—	—	—	—	(15.8)	(4.8)	(20.6)
Balances at September 30, 2025	10,000,000	67,451,984	19,801,028	1,253,566	$973.2	$932.8	$(283.4)	$47.1	$534.3	$2,204.0

	Shares			Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	Class A Common Stock	Class B Common Stock	Class C Common Stock
Balances at December 31, 2023	60,664,171	23,831,883	1,694,915	$985.9	$(346.7)	$14.1	$215.1	$868.4
Net income	—	—	—	—	20.6	—	7.9	28.5
Distributions to non-redeemable noncontrolling interests	—	—	—	—	—	—	(0.3)	(0.3)
Equity-based compensation	—	—	—	22.8	—	—	—	22.8
Vesting of restricted stock units, net of tax withholding	151,053	—	—	(11.6)	—	—	2.5	(9.1)
Other comprehensive loss	—	—	—	—	—	(10.6)	(3.9)	(14.5)
Balances at March 31, 2024	60,815,224	23,831,883	1,694,915	997.1	(326.1)	3.5	221.3	895.8
Net income	—	—	—	—	39.2	—	15.3	54.5
Recognition of Vectron redeemable noncontrolling interest	—	—	—	—	—	—	25.9	25.9
Repurchases and retirement of Class A common stock	(230,400)	—	—	(6.0)	(10.9)	—	1.0	(15.9)
Issuance of Class A common stock, net of tax withholding	1,230,309	—	—	1.6	—	—	0.4	2.0
Exchange of shares held by Rook	109,976	(80,915)	(29,061)	0.1	—	—	(0.1)	—
Distributions to non-redeemable noncontrolling interests	—	—	—	—	—	—	(1.7)	(1.7)
Equity-based compensation	—	—	—	14.3	—	—	—	14.3
Vesting of restricted stock units, net of tax withholding	42,139	—	—	(1.4)	—	—	(0.7)	(2.1)
Other comprehensive loss	—	—	—	—	—	(10.6)	(3.4)	(14.0)
Balances at June 30, 2024	61,967,248	23,750,968	1,665,854	1,005.7	(297.8)	(7.1)	258.0	958.8
Net income	—	—	—	—	53.8	—	18.4	72.2
Purchases of shares of Vectron common stock, net of foreign currency translation	—	—	—	—	—	—	(0.1)	(0.1)
Repurchases and retirement of Class A common stock	(298,488)	—	—	(3.0)	(13.5)	—	(3.5)	(20.0)
Issuance of Class A common stock, net of tax withholding	1,203,807	—	—	—	—	—	—	—
Exchange of shares held by Rook	3,980,024	(3,949,940)	(30,084)	38.9	—	—	(38.9)	—
Equity impact of tax receivable agreement for exchanges, net of deferred taxes arising from changes in ownership	—	—	—	(2.2)	—	—	—	(2.2)
Distributions to non-redeemable noncontrolling interests	—	—	—	—	—	—	(4.6)	(4.6)
Equity-based compensation	—	—	—	14.3	—	—	—	14.3
Vesting of restricted stock units, net of tax withholding	89,735	—	—	(5.0)	—	—	(1.4)	(6.4)
Other comprehensive income	—	—	—	—	—	27.7	8.1	35.8
Balances at September 30, 2024	66,942,326	19,801,028	1,635,770	$1,048.7	$(257.5)	$20.6	$236.0	$1,047.8
See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in millions)

	Nine Months Ended September 30,
	2025	2024
Operating activities
Net income	$94.0	$155.2
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	298.7	213.1
Equity-based compensation expense	56.8	51.4
Revaluation of contingent liabilities	(7.4)	3.9
Gain on investments in securities	—	(21.6)
Change in TRA liability	(2.0)	294.2
Amortization of capitalized financing costs, net of premium accretion	11.8	6.6
Loss on extinguishment of debt	12.3	—
Provision for bad debts	7.8	6.4
Deferred income taxes	(7.0)	(300.1)
Unrealized foreign exchange losses (gains)	4.7	(0.5)
Other noncash items	—	(1.1)
Change in operating assets and liabilities
Accounts receivable	(6.9)	(46.0)
Prepaid expenses and other assets	0.6	(11.5)
Capitalized customer acquisition costs	(40.5)	(30.0)
Accounts payable	0.5	24.9
Accrued expenses and other liabilities	(6.5)	35.5
Payments on contingent liabilities in excess of initial fair value	(0.8)	(0.3)
Right-of-use assets and lease liabilities, net	(0.4)	(0.6)
Deferred revenue	(5.4)	(10.2)
Net cash provided by operating activities	410.3	369.3

Investing activities
Acquisitions, net of cash acquired	(2,568.3)	(305.9)
Acquisition of equipment to be leased	(89.6)	(75.9)
Capitalized software development costs	(68.1)	(48.4)
Acquisition of property, plant and equipment	(8.8)	(5.5)
Deposits with sponsor bank, net	(26.8)	—
Residual commission buyouts	(19.1)	(3.6)
Proceeds from sale of investments in securities	3.0	4.1
Investments in securities	(3.0)	—
Net cash used in investing activities	(2,780.7)	(435.2)

Financing activities
Proceeds from long-term debt	2,313.2	1,100.0
Proceeds from preferred stock	1,000.0	—
Repayment of debt	(450.0)	—
Deferred financing costs	(72.9)	(16.3)
Settlement line of credit	26.8	—
Settlement activity, net	(58.0)	(14.4)
Proceeds from common stock	87.8	—
Global Blue shares purchased through squeeze-out merger	(47.3)	—
Repurchases of Class A common stock	(148.2)	(35.9)
Payments for withholding tax related to vesting of restricted stock units	(22.8)	(17.6)
Payments of preferred dividends	(14.5)	—
Payments on contingent liabilities	(1.7)	(1.5)
Distributions to noncontrolling interests	(18.8)	(6.6)
Net change in bank deposits	—	(70.8)
Other financing activities	(2.4)	(0.7)
Net cash provided by financing activities	2,591.2	936.2
Effect of exchange rate changes on cash and cash equivalents and restricted cash	50.3	3.3
Change in cash and cash equivalents and restricted cash	271.1	873.6

Cash and cash equivalents and restricted cash, beginning of period	1,438.6	721.8
Cash and cash equivalents and restricted cash, end of period	$1,709.7	$1,595.4
See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions, except share and per share amounts)
1.Organization, Basis of Presentation and Significant Accounting Policies
Organization
Shift4 Payments, Inc. (“Shift4 Payments” or “the Company”) was incorporated in Delaware in order to carry on the business of Shift4 Payments, LLC and its consolidated subsidiaries. The Company is a leading independent provider of software and payment processing solutions in the United States (“U.S.”) based on total volume of payments processed. During the third quarter of 2025, the Company completed the $2.7 billion acquisition of Global Blue Group Holding AG (“Global Blue”), a leading payments and technology platform, primarily providing tax-free shopping (“TFS”), dynamic currency conversion, and payments solutions to the world’s largest retail brands. The Company’s financial statements include Global Blue’s results since July 3, 2025.
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
The assets and liabilities of Shift4 Payments, LLC represent substantially all of the consolidated assets and liabilities of Shift4 Payments, Inc. with the exception of certain cash balances, amounts payable under the Tax Receivable Agreement (“TRA”), and the aggregate principal amount of $690.0 million of 2025 Convertible Notes and $632.5 million of 2027 Convertible Notes (together, the “Convertible Notes”) and 10,000,000 shares (representing a $1,000.0 million initial liquidation preference) of Series A Mandatory Convertible Preferred Stock that are held by Shift4 Payments, Inc. directly. As of September 30, 2025 and December 31, 2024, $126.9 million and $52.0 million of cash, respectively, was directly held by Shift4 Payments, Inc. As of September 30, 2025 and December 31, 2024, the TRA liability was $362.1 million and $365.5 million, respectively. In connection with the issuance of the Convertible Notes, Shift4 Payments, Inc. entered into Intercompany Convertible Notes with Shift4 Payments, LLC, whereby Shift4 Payments, Inc. provided the proceeds from the issuance of the Convertible Notes to Shift4 Payments, LLC in the amount of $1,322.5 million. In connection with the issuance of the Series A Mandatory Convertible Preferred Stock, Shift4 Payments, Inc. received an issuance of 10,000,000 units of Series A Mandatory Convertible Preferred Mirror Units (“Mirror Units”) from Shift4 Payments, LLC, in exchange for Shift4 Payments, Inc. providing the proceeds from the issuance of the Series A Mandatory Convertible Preferred Stock to Shift4 Payments, LLC in the amount of $1,000.0 million. Shift4 Payments, Inc., which was incorporated on November 5, 2019, has not had any material operations on a standalone basis since its inception, and all of the operations of the Company are carried out by Shift4 Payments, LLC and its subsidiaries.
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
The following table presents the effects of the change in presentation within the unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024:

	Nine Months Ended September 30, 2024
	As Previously Reported	Adjustment	As Adjusted
Cash flows from operating activities
Settlement activity, net	$(14.4)	$14.4	$—
All other operating activities	369.3	—	369.3
Net cash provided by operating activities	$354.9	$14.4	$369.3

Cash flows from financing activities
Settlement activity, net	$—	$(14.4)	$(14.4)
All other financing activities	950.6	—	950.6
Net cash provided by financing activities	$950.6	$(14.4)	$936.2
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
Significant Accounting Policies
The Company’s significant accounting policies are discussed in Note 1 to Shift4 Payments, Inc.’s consolidated financial statements as of and for the year ended December 31, 2024 in the 2024 Form 10-K. Other than as noted below, there have been no significant changes to these policies which have had a material impact on the Company’s unaudited condensed consolidated financial statements and related notes during the nine months ended September 30, 2025.
Net Investment Hedge
The Company is exposed to foreign currency risk primarily from its net investment in foreign subsidiaries whose functional currencies are different from the U.S. dollar. During the three months ended September 30, 2025, to manage this exposure and mitigate the impact of foreign currency fluctuations on the Company’s consolidated financial statements, the Company designated its €680 million (or $798.1 million in U.S. dollars) of Euro-denominated 5.500% Senior Notes due 2033 (the “2033 Euro Notes”) as a net investment hedge in accordance with ASC 815, Derivatives and Hedging. This hedge is intended to offset changes in the carrying amount of the Company’s net investment in Global Blue attributable to foreign currency exchange rate movements. The change in the fair value of the 2033 Euro Notes attributable to changes in the spot foreign exchange rate is recorded in accumulated other comprehensive income to offset the translation adjustment arising from the hedged net investment in Global Blue. During the three months ended September 30, 2025, the amount recorded to accumulated other comprehensive income was immaterial.
The Company assesses hedge effectiveness based on changes in the spot rate between the U.S. dollar and the Euro on the notional amount of the debt compared with changes in the spot rate applied to the carrying amount of the net investment. The hedging relationship has been deemed highly effective during all periods presented.

Accounts Receivable Factoring
A portion of the Company’s TFS operation in Europe is party to a factoring agreement to sell certain receivables to an unrelated third-party financial institution on a non-recourse basis. These transactions are accounted for in accordance with ASC Topic 860, Transfers and Servicing, and result in a derecognition in accounts receivable because the factoring agreement transfers effective control over the receivables, and related risk, to the buyer. The Company’s only continuing involvement with the sold receivables is providing collection services related to the transferred assets. In addition, the Company has an ongoing obligation to repurchase receivables in the event of representation or warranty violations or other disputes. Cash received from the factoring agreement is recorded as an increase to cash and a reduction to accounts receivable in the unaudited Condensed Consolidated Balance Sheets, and presented through the change in accounts receivable within operating activities in the unaudited Condensed Consolidated Statements of Cash Flows. Factoring interest and fees are included in “General and administrative expenses” in the unaudited Condensed Consolidated Statements of Operations.
The Company factored approximately $76 million of receivables between July 3, 2025 and September 30, 2025. Factoring fees were immaterial for the three months ended September 30, 2025.
Pension and Post-Retirement Benefits
The Company’s net obligation in respect of defined benefit pension plans is calculated separately for each plan by estimating the amount of future benefit that employees have earned in return for their service in the current and prior periods; that benefit is discounted to determine its present value, and the fair value of any plan assets is deducted. The discount rate is the yield at the balance sheet date on high-quality corporate bonds that are denominated in the currency in which the benefits will be paid, and that have maturity dates approximating to the terms of the Company’s obligations. The calculation is performed by a qualified actuary using the projected unit credit method. Remeasurement gains and losses arising from experience adjustments and changes in actuarial assumptions are charged or credited to equity in other comprehensive income in the period in which they arise. All prior service costs are recognized immediately in the income statement.
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
Payments-Based Revenue
Payments-based revenue includes fees for payment processing and gateway services. Payment processing fees are primarily driven as a percentage of payment volume. They may also have a fixed fee, a minimum monthly usage fee and a fee based on transactions. Gateway services, data encryption and tokenization fees are primarily driven by per transaction fees as well as monthly usage fees. Included in payments-based revenue are fees earned from the Company’s international payments platform, strategic enterprise merchant relationships, TFS services, and alternative payments methods, including cryptocurrency and stock donations.
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
For TFS services, the Company provides a solution that facilitates the VAT refund process for both merchants and travelers. Specifically, the traveler receives a refund of the total VAT paid, less a commission, which varies based on a number of factors such as the merchant, country and amount of purchase. After processing the refund, the Company invoices either the relevant merchant or the government for the full VAT amount, which is paid in full. The merchant then reclaims the VAT from the government and invoices the Company in turn for their portion of the commission. TFS revenue is recognized net, as the Company is considered an agent. TFS revenue is recognized at a point in time, upon receipt of a customs-validated tax refund transaction from the traveler or applicable local customs authority, which establishes the right to a VAT refund.
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
Redeemable Noncontrolling Interests
As of September 30, 2025 and December 31, 2024, the minority interest ownership percentage in Vectron Systems AG (“Vectron”) was approximately 25%. Following the effectiveness of the domination and profit and loss transfer agreement (the “DPLTA”) on June 23, 2025, the Vectron shares representing the equity interest held by parties other than the Company became redeemable and, therefore, are required to be classified outside of stockholders’ equity until redemption occurs. As a result, the permanent equity noncontrolling interest balance was reclassified to redeemable noncontrolling interests (“RNCI”) and will be remeasured using the current exchange rate at each reporting date. For the duration of the DPLTA’s effectiveness, the RNCI will continue to be presented as redeemable noncontrolling interests outside of stockholders’ equity in the unaudited Condensed Consolidated Balance Sheets.

Cash and Cash Equivalents
The following table provides a reconciliation between cash and cash equivalents on the unaudited Condensed Consolidated Balance Sheets and the unaudited Condensed Consolidated Statements of Cash Flows:

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$1,511.5	$1,211.9
Cash and cash equivalents included in Settlement assets	198.2	226.7
Total cash and cash equivalents and restricted cash on the unaudited Condensed Consolidated Statements of Cash Flows	$1,709.7	$1,438.6
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
2.Acquisitions
The following acquisition was accounted for as a business combination using the acquisition method of accounting. The purchase price was allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill and represents the future economic benefits arising from other assets acquired, which cannot be individually identified or separately recognized.
Global Blue
On July 3, 2025, the Company completed the acquisition of Global Blue by acquiring approximately 97.4% of the Global Blue shares outstanding, at which point in time a noncontrolling interest was recognized to reflect the fair value of the 2.6% of shares not yet purchased. Subsequently, on August 18, 2025, GT Holding 1 GmbH, a Swiss limited liability company and indirect wholly owned subsidiary of the Company (“Merger Sub”) and Global Blue consummated a statutory squeeze-out merger in accordance with the laws of Switzerland pursuant to which Global Blue merged with and into Merger Sub, with Merger Sub continuing as the surviving entity and wholly-owned subsidiary of the Company, with the Company indirectly acquiring the remaining 2.6% of shares not previously tendered. These transactions were accounted for as a single purchase transaction in accordance with ASC 810 since they were entered into in contemplation of one another and they were designed to achieve a singular economic effect.
Global Blue is a leading payments and technology platform, primarily providing TFS, dynamic currency conversion, and payments solutions to the world’s largest retail brands, which significantly increases the Company’s overall customer base and geographic footprint, while diversifying its revenue. Total purchase consideration, including the squeeze-out merger, was as follows:

Cash (a)	$2,718.7
Total purchase consideration	2,718.7
Less: cash acquired	(106.8)
Total purchase consideration, net of cash acquired (b)	2,611.9
Noncontrolling interests	116.8
Fair value of net assets acquired	$2,728.7

(a) Includes $47.3 million paid to acquire the remaining shares outstanding in August 2025 and eliminate the noncontrolling interest which had been recognized at fair value on July 3, 2025.
(b) $2,564.6 million is presented in “Acquisitions, net of cash acquired” within Investing activities and $47.3 million is presented in “Global Blue shares purchased through squeeze-out merger” within Financing activities on the unaudited Condensed Consolidated Statements of Cash Flows.

The following table summarizes the fair value assigned to the assets acquired and liabilities assumed at the acquisition date. These amounts reflect various preliminary fair value estimates and assumptions, and are subject to change within the measurement period as valuations are finalized. The primary area of preliminary purchase price allocation subject to change relates to the valuation of accounts receivable, goodwill, other intangible assets, deferred tax assets, accounts payable, accrued expenses and other current liabilities, and deferred tax liabilities.

Accounts receivable	$391.1
Prepaid expenses and other current assets	55.2
Goodwill (a)	940.5
Other intangible assets	2,097.9
Property, plant and equipment	14.4
Right-of-use assets	25.7
Deferred tax assets	34.1
Other noncurrent assets	18.6
Accounts payable	(395.0)
Accrued expenses and other current liabilities	(123.0)
Current lease liabilities	(5.1)
Deferred tax liabilities	(279.8)
Other noncurrent liabilities	(26.3)
Noncurrent lease liabilities	(19.6)
Net assets acquired	$2,728.7

(a) Goodwill is not deductible for tax purposes.
The following table provides further detail on other intangible assets acquired:

Merchant relationships	$1,816.2
Acquired technology	265.2
Trademark and trade names	16.5
Other intangible assets	$2,097.9
The fair values of other intangible assets were estimated using inputs classified as Level 3 under the income approach using the multi-period excess earnings method for merchant relationships and the relief-from-royalty method for acquired technology and trademark and trade names. This transaction was not taxable for income tax purposes. Management’s estimates of fair value are based upon assumptions related to projected revenues, earnings before interest income, interest expense, income taxes, and depreciation and amortization (“EBITDA”) margins, attrition rates, income tax rate, royalty rates, and discount rates. The estimated life of merchant relationships, acquired technology and trademark and trade names are twenty, ten and three years, respectively. The goodwill arising from the acquisition largely consisted of revenue synergies associated with a larger total addressable market.

During the nine months ended September 30, 2025, the Company incurred and expensed approximately $29 million of professional expenses related to the acquisition of Global Blue. In addition, during the nine months ended September 30, 2025, the Company capitalized approximately $33.9 million of debt issuance costs and $26.8 million of equity issuance costs which were recorded to “Long-term debt” and “Series A Mandatory Convertible Preferred Stock”, respectively, on the unaudited Condensed Consolidated Balance Sheet. These financings were primarily related to the acquisition of Global Blue.
The following unaudited pro forma results of operations have been prepared to give effect to the Global Blue acquisition as though it occurred on January 1, 2024. The pro forma amounts reflect certain adjustments, such as expenses related to the amortization of acquired intangible assets. The unaudited pro forma financial information is presented for illustrative purposes only, is based on available information and assumptions that the Company believes are reasonable to reflect the impact of the acquisition on the Company’s historical financial information on a supplemental pro forma basis, and is not necessarily indicative of the results of operations that would have actually been reported had the acquisition occurred on January 1, 2024, nor is it necessarily indicative of the future results of operations of the combined company. The timing of transaction costs has been updated to be reflected in the pro forma results for the nine months ended September 30, 2024.

	Unaudited
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$1,180.4	$1,054.2	$3,278.6	$2,829.5
Net income	$72.7	$61.6	$122.3	$34.5
The amount of revenue and net income from Global Blue included in the Company’s unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2025 was $169.9 million and $40.9 million, respectively. Net income attributable to Global Blue excludes the increased interest expense related to the Company’s recent financings and professional expenses incurred by the Company related to the acquisition.
3.Revenue
The Company’s revenue is comprised primarily of payments-based revenue, which includes fees for payment processing, TFS, dynamic currency conversion, and gateway services. These fees are primarily driven as a percentage of dollar volume of transactions, while also varying due to factors such as the type of merchant and country.
Subscription and other revenue includes software as a service (“SaaS”) fees for point of sale (“POS”) systems and terminals provided to merchants. POS and terminal SaaS fees are assessed based on the type and quantity of equipment deployed to the merchant. SaaS fees also include statement fees, fees for the Company’s proprietary business intelligence software, revenue derived from hardware sales, software license sales, third-party residuals, fees charged for technology support, and other recurring fees.
Under ASC 606, the Company typically has three separate performance obligations under its recurring SaaS agreements for equipment provided to merchants: (1) software, (2) lease of hardware and (3) other support services.
Disaggregated Revenue
The following table presents a disaggregation of the Company’s revenue from contracts with customers based on similar operational characteristics:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Payments-based revenue	$1,058.0	$806.8	$2,682.2	$2,217.7
Subscription and other revenue	118.9	102.4	309.2	225.9
Total	$1,176.9	$909.2	$2,991.4	$2,443.6
The vast majority of the Company’s revenue is recognized over time.

Contract Liabilities
The Company charges merchants for various post-contract license support and service fees. These fees typically relate to a period of one year. The Company recognizes the revenue on a straight-line basis over its respective period. As of September 30, 2025 and December 31, 2024, the Company had deferred revenue of $16.2 million and $18.9 million, respectively. The change in the contract liabilities was primarily the result of a timing difference between payment from the customer and the Company’s satisfaction of each performance obligation.
The amount of gross revenue recognized that was included in the December 31, 2024 balance of deferred revenue was $2.0 million and $14.7 million for the three and nine months ended September 30, 2025, respectively.
4.Goodwill
The changes in the carrying amount of goodwill were as follows:

Balance at December 31, 2024	$1,455.6
Global Blue acquisition	940.5
Effect of foreign currency translation, adjustments related to prior period acquisitions, and other	69.4
Balance at September 30, 2025	$2,465.5
5.Depreciation and Amortization
Amounts charged to expense in the Company’s unaudited Condensed Consolidated Statements of Operations for depreciation and amortization were as follows:

	Amortization			Depreciation
	Residual Commission Buyouts	Other Intangible Assets	Capitalized Customer Acquisition Costs	Equipment Under Lease	Property, Plant and Equipment	Total
Three Months Ended September 30, 2025
Depreciation and amortization expense	$22.6	$39.0	$—	$19.4	$4.8	$85.8
Cost of sales	—	30.7	8.3	—	0.3	39.3
Total depreciation and amortization (a)	$22.6	$69.7	$8.3	$19.4	$5.1	$125.1

Three Months Ended September 30, 2024
Depreciation and amortization expense	$21.8	$13.0	$—	$14.1	$2.7	$51.6
Cost of sales	—	18.5	6.6	—	0.6	25.7
Total depreciation and amortization (b)	$21.8	$31.5	$6.6	$14.1	$3.3	$77.3

Nine Months Ended September 30, 2025
Depreciation and amortization expense	$67.9	$67.4	$—	$53.1	$11.0	$199.4
Cost of sales	—	75.5	23.3	—	0.5	99.3
Total depreciation and amortization (c)	$67.9	$142.9	$23.3	$53.1	$11.5	$298.7

Nine Months Ended September 30, 2024
Depreciation and amortization expense	$65.3	$31.0	$—	$39.0	$7.8	$143.1
Cost of sales	—	50.8	18.4	—	0.8	70.0
Total depreciation and amortization (d)	$65.3	$81.8	$18.4	$39.0	$8.6	$213.1
(a)    Total amortization of $100.6 million consisted of amortization of acquired intangibles of $78.2 million and amortization of non-acquired intangibles of $22.4 million.
(b)    Total amortization of $59.9 million consisted of amortization of acquired intangibles of $43.5 million and amortization of non-acquired intangibles of $16.4 million.

(c)    Total amortization of $234.1 million consisted of amortization of acquired intangibles of $170.9 million and amortization of non-acquired intangibles of $63.2 million.
(d)    Total amortization of $165.5 million consisted of amortization of acquired intangibles of $120.3 million and amortization of non-acquired intangibles of $45.2 million.
As of September 30, 2025, the estimated amortization expense for each of the five succeeding years and thereafter is as follows:

	Residual Commission Buyouts	Other Intangible Assets	Capitalized Customer Acquisition Costs	Total Amortization	Amortization of Acquired Intangible Assets
2025 (remaining three months)	$22.9	$68.1	$8.8	$99.8	$75.5
2026	59.1	259.6	29.7	348.4	264.9
2027	10.7	237.5	23.3	271.5	209.6
2028	9.1	203.6	14.3	227.0	196.9
2029	4.0	182.7	4.1	190.8	186.7
Thereafter	2.0	1,876.0	—	1,878.0	1,878.0
Total	$107.8	$2,827.5	$80.2	$3,015.5	$2,811.6
6.Residual Commission Buyouts
Residual commission buyouts represent transactions with certain third-party distribution partners, pursuant to which the Company acquires their ongoing merchant relationships that subscribe to the Company’s payments platform.
Residual commission buyouts, net consisted of the following:

	Weighted Average Amortization Period (in years)	September 30, 2025
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Residual commission buyouts from asset acquisitions	4	$345.5	$(246.5)	$99.0
Residual commission buyouts from business combinations	8	13.9	(5.1)	8.8
Total residual commission buyouts		$359.4	$(251.6)	$107.8

	Weighted Average Amortization Period (in years)	December 31, 2024
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Residual commission buyouts from asset acquisitions	4	$337.3	$(190.1)	$147.2
Residual commission buyouts from business combinations	8	13.9	(3.9)	10.0
Total residual commission buyouts		$351.2	$(194.0)	$157.2
7.Other Intangible Assets, Net
Other intangible assets, net consisted of the following:

	Weighted Average Amortization Period (in years)	September 30, 2025
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	18	$2,419.6	$(161.6)	$2,258.0
Acquired technology	9	564.0	(151.4)	412.6
Trademarks and trade names	9	46.0	(12.8)	33.2
Capitalized software development costs	3	190.8	(67.1)	123.7
Total other intangible assets, net		$3,220.4	$(392.9)	$2,827.5

	Weighted Average Amortization Period (in years)	December 31, 2024
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	12	$584.0	$(95.4)	$488.6
Acquired technology	8	269.0	(112.3)	156.7
Trademarks and trade names	12	29.4	(8.5)	20.9
Capitalized software development costs	3	150.7	(58.5)	92.2
Total other intangible assets, net		$1,033.1	$(274.7)	$758.4
8.Capitalized Customer Acquisition Costs, Net
Capitalized customer acquisition costs, net consisted of the following:

	Weighted Average Amortization Period (in years)
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Total costs as of September 30, 2025	4	$136.4	$(56.2)	$80.2
Total costs as of December 31, 2024	4	$118.1	$(52.8)	$65.3

9.Equipment for Lease, Net
Equipment for lease, net consisted of the following:

	Weighted Average Depreciation Period (in years)	September 30, 2025
		Gross Carrying Value	Accumulated Depreciation	Net Carrying Value
Equipment under lease	4	$303.2	$(117.4)	$185.8
Equipment held for lease (a)	N/A	22.9	—	22.9
Total equipment for lease, net		$326.1	$(117.4)	$208.7

	Weighted Average Depreciation Period (in years)	December 31, 2024
		Gross Carrying Value	Accumulated Depreciation	Net Carrying Value
Equipment under lease	4	$243.6	$(93.0)	$150.6
Equipment held for lease (a)	N/A	14.5	—	14.5
Total equipment for lease, net		$258.1	$(93.0)	$165.1

(a) Represents equipment that was not yet initially deployed to a merchant and, accordingly, is not being depreciated.
In addition to equipment for lease, the Company had $6.4 million and $8.9 million of inventory as of September 30, 2025 and December 31, 2024, respectively. Inventory represents hardware devices to be sold.

10.Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	September 30, 2025	December 31, 2024
Equipment	$36.9	$21.0
Capitalized software	9.2	4.4
Leasehold improvements	22.4	19.5
Furniture and fixtures	2.5	2.4
Vehicles	4.8	0.5
Total property, plant and equipment, gross	75.8	47.8
Less: Accumulated depreciation	(30.5)	(20.6)
Total property, plant and equipment, net	$45.3	$27.2
11.Debt
The Company’s outstanding debt consisted of the following:

	Maturity	Effective Interest Rate	September 30, 2025	December 31, 2024
6.750% Senior Notes due 2032 ("2032 Senior Notes")	August 15, 2032	6.90%	$1,650.0	$1,100.0
Term Loan B due 2032 ("Term Loan")	July 3, 2032	6.72%	1,000.0	—
5.500% Senior Notes due 2033 (“2033 Euro Notes”)	May 15, 2033	5.68%	798.1	—
Convertible Senior Notes due 2025 ("2025 Convertible Notes")	December 15, 2025	0.49%	690.0	690.0
Convertible Senior Notes due 2027 ("2027 Convertible Notes")	August 1, 2027	0.90%	632.5	632.5
4.625% Senior Notes due 2026 ("2026 Senior Notes")	November 1, 2026	5.13%	—	450.0
Total debt principal			4,770.6	2,872.5
Less: Unamortized capitalized financing fees			(54.0)	(31.5)
Plus: Unamortized premium			2.6	—
Total debt			$4,719.2	$2,841.0

Current portion of debt			$699.4	$686.9
Long-term debt			4,019.8	2,154.1
Total debt			$4,719.2	$2,841.0
Amortization of capitalized financing fees and accretion of debt premiums are included within “Interest expense” in the Company’s unaudited Condensed Consolidated Statements of Operations. Amortization expense for capitalized financing fees, net of premium accretion, was $2.9 million and $11.8 million for the three and nine months ended September 30, 2025, respectively, and $2.5 million and $6.6 million for the three and nine months ended September 30, 2024, respectively.
Future principal payments
As of September 30, 2025, future principal payments associated with the Company’s debt were as follows:

2025	$692.5
2026	10.0
2027	642.5
Thereafter	3,425.6
Total	$4,770.6

Senior Notes due 2032
In August 2024, Shift4 Payments, LLC and Shift4 Payments Finance Sub, Inc. (together, the “Issuers”), subsidiaries of the Company, issued an aggregate of $1.1 billion principal amount of 6.750% Senior Notes due 2032 (the “Existing 2032 Notes”).
In May 2025, the Issuers issued an additional $550.0 million aggregate principal amount of 6.750% Senior Notes due 2032 (the “New 2032 Notes” and together with the Existing 2032 Notes, the “2032 Senior Notes”). The New 2032 Notes were issued as additional notes under the same indenture governing the Existing 2032 Notes, and both series are treated as a single class of debt having identical terms other than issue date and issue price. The $1.65 billion of 2032 Senior Notes mature on August 15, 2032 and accrue interest at a rate of 6.750% per year. Interest is payable semi-annually on February 15 and August 15 of each year, commencing February 15, 2025 for the Existing 2032 Notes and August 15, 2025 for the New 2032 Notes, and are redeemable at the Issuers’ option subject to customary terms. The Company received $9.4 million of prepaid interest from purchasers of the New 2032 Notes due to issuance mid-interest period, which was recorded as an operating cash inflow upon receipt and was repaid in August 2025.

Euro Notes due 2033
In May 2025, the Issuers issued €680.0 million aggregate principal amount of 2033 Euro Notes. These notes were offered and sold in a private placement to qualified institutional buyers pursuant to Rule 144A and to non-U.S. persons pursuant to Regulation S under the Securities Act of 1933, as amended. The 2033 Euro Notes are senior unsecured obligations of the Issuers and are jointly and severally guaranteed on a senior unsecured basis by certain of the Company’s existing and future domestic restricted subsidiaries. The 2033 Euro Notes mature on May 15, 2033 and accrue interest at a rate of 5.50% per year. Interest is payable semi-annually on May 15 and November 15 of each year, beginning on November 15, 2025. The 2033 Euro Notes were issued pursuant to a separate indenture and are governed by substantially similar terms as the Company’s other senior notes.
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
The Term Loan Facility is scheduled to mature on July 3, 2032, and the Revolving Credit Facility is scheduled to mature on September 5, 2029. As of September 30, 2025, there were no borrowings outstanding under the Revolving Credit Facility, and borrowing capacity on the Revolving Credit Facility was $550.0 million.
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
In September 2025, Shift4 Payments, LLC entered into Amendment No. 1 to the Settlement Line Agreement which, among other things, extended the maturity date to September 28, 2026 and increased the aggregate available amount from $100.0 million to $125.0 million. As of September 30, 2025, the Settlement Line was fully utilized. The borrowings against the Settlement Line have been deposited in an account owned and controlled by Citizens. The deposit and borrowing have been netted on the Company’s unaudited Condensed Consolidated Balance Sheets because a right of offset exists and the parties intend to net settle.
Debt Commitment Letter
In February 2025, the Company entered into a transaction agreement (the “Transaction Agreement”) with Global Blue and, from and after its execution and delivery of a joinder thereto on February 25, 2025, GT Holding 1 GmbH, a Swiss limited liability company and indirect wholly owned subsidiary of the Company (“Merger Sub”). The Transaction Agreement sets forth the terms and conditions under which the Company agreed to acquire Global Blue through a cash tender offer for all of its publicly held shares. In February 2025, in connection with the Transaction Agreement, Shift4 Payments, LLC entered into a commitment letter (the “Debt Commitment Letter”) with GS, pursuant to which GS committed to provide Shift4 Payments, LLC with bridge loan facilities in an aggregate principal amount of $1.795 billion (the “Bridge Facilities”). Because Shift4 raised the capital required to acquire Global Blue through other means, Shift4 Payments, LLC did not utilize any amount of the Bridge Facilities, resulting in a $9.2 million writeoff of unamortized upfront fees paid to enter into the Debt Commitment Letter, which is included in “Loss on extinguishment of debt” on the Company’s unaudited Condensed Consolidated Statements of Operations.
Restrictions and Covenants
The 2025 Convertible Notes, 2027 Convertible Notes, 2032 Senior Notes, 2033 Euro Notes (collectively, the “Notes”) and the Credit Facilities include certain restrictions on the ability of Shift4 Payments, LLC to make loans, advances, or pay dividends to Shift4 Payments, Inc.
As of September 30, 2025 and December 31, 2024, the Company was in compliance with all financial covenants under its debt agreements.

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
Acquisition-Related Contingent Consideration
The Company’s acquisitions often include contingent consideration, or earnout, provisions. The total fair value of contingent consideration related to the acquisitions of Vectron, Finaro, and three other acquisitions as of September 30, 2025 was $23.6 million, of which $15.3 million is included in “Accrued expenses and other current liabilities” and $8.3 million is included within “Other noncurrent liabilities” on the Company’s unaudited Condensed Consolidated Balance Sheets. The balance is inclusive of the contingent consideration agreement Vectron was party to related to its purchase of acardo group AG (“acardo”), which amounted to $10.6 million as of September 30, 2025. The change in fair value of these liabilities is included in “Revaluation of contingent liabilities” on the Company’s unaudited Condensed Consolidated Statements of Operations. Each of these fair value measurements utilize Level 3 inputs, such as projected merchants acquired, projected revenues, discount rates and other subjective inputs.
There were no transfers into or out of Level 3 during the nine months ended September 30, 2025. The table below provides a reconciliation of the beginning and ending balances for the Level 3 contingent liabilities, all of which related to acquisitions:

Nine Months Ended September 30, 2025
Balance at beginning of period	$26.2
Contingent consideration	4.8
Fair value adjustments	(7.4)
Impact of foreign exchange	2.4
Contingent liabilities that achieved earnout	(2.4)
Balance at end of period	$23.6

The estimated fair value of the Company’s outstanding debt using quoted prices from over-the-counter markets, considered Level 2 inputs, was as follows:

	September 30, 2025		December 31, 2024
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
2032 Senior Notes	$1,632.6	$1,702.6	$1,086.5	$1,119.4
Term Loan	985.5	1,010.0	—	—
2033 Euro Notes	787.4	834.1	—	—
2025 Convertible Notes	689.4	712.0	686.9	927.8
2027 Convertible Notes	627.9	622.3	626.0	684.0
2026 Senior Notes	—	—	445.9	443.2
Total	$4,722.8	$4,881.0	$2,845.3	$3,174.4

(a) Carrying value excludes unamortized debt issuance costs related to the Revolving Credit Facility of $3.6 million and $4.3 million as of September 30, 2025 and December 31, 2024, respectively.
The estimated fair value of the Company’s investments in non-marketable equity securities was $5.5 million and $2.5 million as of September 30, 2025 and December 31, 2024, respectively. These non-marketable equity investments have no readily determinable fair values and are measured using the measurement alternative, which is defined as cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. Adjustments for these investments, if any, are recorded in “Gain on investments in securities” on the Company’s unaudited Condensed Consolidated Statements of Operations.
Other financial instruments not measured at fair value on the Company’s unaudited Condensed Consolidated Balance Sheets at September 30, 2025 and December 31, 2024 include cash and cash equivalents, settlement assets, accounts receivable, prepaid expenses and other current assets, collateral held by the card networks, other noncurrent assets, settlement liabilities, accounts payable, accrued expenses and other current liabilities, and other noncurrent liabilities, as their estimated fair values reasonably approximate their carrying value as reported on the Company’s unaudited Condensed Consolidated Balance Sheets.
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
The Company’s effective tax rate was 45% and 26% for the three and nine months ended September 30, 2025, respectively. The Company’s effective tax rate was (135)% and (223)% for the three and nine months ended September 30, 2024, respectively. The effective tax rate for the three and nine months ended September 30, 2025 was different than the U.S. federal statutory income tax rate of 21% primarily due to the net income allocated to non-redeemable noncontrolling interests, the impact of certain legal entity restructurings, and the mix of income and valuation allowances in various jurisdictions. The effective tax rate for the three and nine months ended September 30, 2024 was different than the U.S. federal statutory income tax rate of 21% primarily due to the $283.8 million discrete tax benefit related to the valuation allowance release and resulting additional deferred tax assets related to the TRA liability on Shift4 Payments, Inc., the net income allocated to the noncontrolling interest, and a $12.2 million tax benefit related to the valuation allowance release on certain corporate subsidiaries.
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
If Rook were to exchange any of its LLC Interests subsequent to September 30, 2025, such exchanges could generate additional deferred tax assets and TRA liability. As of September 30, 2025, the estimated impact of the exchange of all of Rook’s LLC Interests was an additional deferred tax asset of approximately $460.9 million and a TRA liability of approximately $391.8 million.
Developments in Tax Law
In December 2021, the Organisation for Economic Co-operation and Development issued model rules for a new global minimum tax framework (“Pillar Two”), and various governments around the world have passed, or are in the process of passing, legislation on this. Certain Pillar Two rules started taking effect in 2024, depending on whether a particular jurisdiction had integrated the legislation into local law. The Company is continuing to monitor these impacts on its operating footprint and estimated an increase in income tax expense associated with jurisdictions that have implemented an Income Inclusion Rule (“IRR”) or a Qualifying Domestic Minimum Top-up Tax (“QDMTT”). The Company has estimated an immaterial impact of the IRR and QDMTT for the three and nine months ended September 30, 2025. The impacts of Pillar Two to the Company are subject to change based on expansion and future acquisitions within jurisdictions that the Company does not currently operate in.
On July 4, 2025, the One Big Beautiful Bill (“OBBB”) Act was signed into law, which includes several changes to corporate taxation in the United States. The Company has applied the impacts of the tax law change into our financial statements and noted no material changes to overall tax expense in 2025.
14.Related Party Transactions
The Company has a service agreement with Jared Isaacman, the Company’s founder and Executive Chairman (“Founder”), and former Chief Executive Officer, including access to aircrafts and a property. Total expense for this service, which is included in “General and administrative expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations, was $0.2 million and $0.7 million for the three and nine months ended both September 30, 2025 and 2024. In addition, during the nine months ended September 30, 2025, the Company made $18.7 million of distributions related to income taxes paid on behalf of Rook, which are included in “Distributions to non-redeemable noncontrolling interests” in the Company’s unaudited Condensed Consolidated Statements of Cash Flows.
In July 2025, the Company entered into a $1.3 million residual commission buyout agreement with a relative of the Founder, consisting of an initial payment of $1.1 million in cash and a contingent payment of $0.2 million in cash payable after 14 months, subject to certain conditions related to the performance of the acquired rights.
In November 2021, the Company implemented a one-time discretionary equity award program for non-management employees. The Founder agreed to fund 50% of this program through a contribution of shares of his Class C common stock. During the nine months ended September 30, 2025, 12,410 shares of the Founder’s Class C common stock were contributed to fund the awards that vested. As of September 30, 2025, a total of 111,679 shares of the Founder’s Class C common stock have been contributed and the expected remaining contribution from the Founder totaled 412,759 shares of his Class C common stock. Vesting of the awards is subject to the continued employment of non-management employees.
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

Certain legal and regulatory proceedings may be based on complex claims involving substantial uncertainties and unascertainable damages. In accordance with ASC 450, when the Company determines that a loss is both probable and reasonably estimable, the Company records a liability, and, if the liability is material, discloses the amount of the liability reserved. As of September 30, 2025, it is not probable to determine the probability of loss or estimate damages for the Company’s legal proceedings, if any, and therefore, the Company has not established reserves for these proceedings, if any. Given that such proceedings are subject to uncertainty, there can be no assurance that such legal proceedings, either individually or in the aggregate, will not have a material adverse effect on our business, results of operations, financial condition or cash flows.
The Company is currently not aware of any legal proceedings or claims that the Company believes could have a material adverse effect on its business, financial condition or operating results.
16.Stockholders’ Equity
Stock Repurchases
In May 2024, the Board authorized a stock repurchase program (the “May 2024 Program”), pursuant to which the Company is authorized to repurchase up to $500.0 million of shares of its Class A common stock through December 31, 2025.
In November 2025, the Board authorized a new stock repurchase program, replacing the May 2024 Program, pursuant to which the Company is authorized to repurchase up to $1.0 billion of shares of its Class A common stock through December 31, 2026 (the “November 2025 Program”).
Repurchases under the November 2025 Program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and corporate needs. Open market repurchases will be structured to occur within the pricing and volume requirements of Rule 10b-18. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares pursuant to the November 2025 Program.
The November 2025 Program does not obligate the Company to acquire any particular amount of common stock. The November 2025 Program may be extended, modified, suspended or discontinued at any time at the Company’s discretion.
During the nine months ended September 30, 2025, the Company repurchased 1,834,895 shares of Class A common stock for $148.2 million, including commissions paid, at an average price paid of $80.72 per share under the May 2024 Program.
Stock Issuances
In July 2025, in connection with the acquisition of Global Blue, the Company received aggregate proceeds of approximately $87.8 million from Huang River Investment Limited (an affiliate of Tencent Holdings Limited) and Ant International Technologies (Singapore) Holding Pte. Ltd. (an affiliate of Ant International (Cayman) Holding Limited) from the sale of 912,494 newly issued shares of Class A common stock.
Preferred Stock
In May 2025, the Company issued 10,000,000 shares of its 6.00% Series A Mandatory Convertible Preferred Stock, par value $0.0001 per share (the “Preferred Stock”), for gross proceeds of $1.0 billion. The Preferred Stock was sold at a public offering price of $100.00 per share and carries an initial liquidation preference of $100.00 per share. Net proceeds after underwriting fees of $25.0 million were $975.0 million. As of September 30, 2025, the Company has incurred other offering costs of approximately $1.8 million in connection with the financing, which were recorded as a reduction to “Series A Mandatory Convertible Preferred Stock” in the Company’s unaudited Condensed Consolidated Balance Sheets.
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
During the three months ended September 30, 2025, the Company paid and accrued $14.5 million and $15.0 million, respectively, of dividends on its Preferred Stock. Dividends payable are reflected within “Accrued expenses and other current liabilities” in the unaudited Condensed Consolidated Balance Sheets.

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
17.Noncontrolling Interests
Non-Redeemable Noncontrolling Interests
Rook
Shift4 Payments, Inc. is the sole managing member of Shift4 Payments, LLC, and consolidates the financial results of Shift4 Payments, LLC. The economic interest in Shift4 Payments, LLC held by Rook amounted to $416.2 million and $187.4 million as of September 30, 2025 and December 31, 2024, respectively, and was recorded as a non-redeemable noncontrolling interest. During the nine months ended September 30, 2025, Shift4 Payments, Inc. received $975.0 million of net proceeds from the issuance of the Preferred Stock, and concurrently, Shift4 Payments, LLC issued Mirror Units to Shift4 Payments, Inc. in exchange for the proceeds from the Preferred Stock. A pro rata portion of the Mirror Units was attributed to the non-redeemable noncontrolling interests. The following table summarizes the ownership of LLC Interests in Shift4 Payments, LLC:

	September 30, 2025		December 31, 2024
	LLC Interests	Ownership %	LLC Interests	Ownership %
Shift4 Payments, Inc.	68,705,550	77.6%	69,257,131	77.8%
Rook	19,801,028	22.4%	19,801,028	22.2%
Total	88,506,578	100.0%	89,058,159	100.0%
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

Global Blue
The noncontrolling interests in certain subsidiaries of Global Blue Group Holding AG, a wholly-owned subsidiary of the Company following the recent acquisition, are accounted for as a non-redeemable noncontrolling interest, representing third-party ownership in entities where Global Blue maintains control but holds less than 100% equity interest. The balances were recorded at fair value in purchase accounting. Profits, losses, and other comprehensive income are allocated to noncontrolling interests based on ownership percentages. Certain noncontrolling interest holders own put options to sell their ownership interests to Global Blue, treated as potential liabilities if exercisable. In addition, certain noncontrolling interest holders receive periodic distributions, included within “Distributions to noncontrolling interests” on the unaudited Condensed Consolidated Statements of Cash Flows. The following table summarizes the carrying values and minority ownership of each Global Blue subsidiary in which it holds less than 100% equity interest:

	September 30, 2025
	Noncontrolling Interests Carrying Value	Noncontrolling Ownership %
Global Blue TPS Japan Co Ltd	$117.0	49%
Global Blue Lebanon SAL	0.1	45%
Global Blue Touristik Hizmetler A.Ş.	1.4	40%
Global Blue Pazarlama Destek ve Teknoloji Hizmetleri A.Ş.	—	40%
Bahama’s VAT Refund Ltd	0.1	20%
Global Blue LLC	(0.5)	40%
Total	$118.1
For the three months ended September 30, 2025, net income attributable to the Global Blue non-redeemable noncontrolling interests amounted to $1.7 million, and distributions amounted to $0.1 million.
Redeemable Noncontrolling Interests
In June 2024, the Company acquired a majority stake in Vectron, a German corporation providing POS systems, POS software, and digital and cloud-based services worldwide. As of September 30, 2025, the Company owned approximately 75% of Vectron’s common stock. The acquisition was accounted for as a business combination under ASC 805. The Company consolidates 100% of Vectron’s assets, liabilities, revenues and expenses.
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
The 25% economic interest in Vectron not held by the Company amounted to $28.0 million and $23.7 million as of September 30, 2025 and December 31, 2024, respectively. Prior to the DPLTA becoming effective, the noncontrolling interest was calculated as the number of shares of Vectron’s common stock not owned by the Company multiplied by the price per share of Vectron’s common stock as of the acquisition date, adjusted by the portion of Vectron’s net income not attributable to the Company. As of September 30, 2025, the redeemable noncontrolling interest was calculated as the redemption amount of the shares not owned by the Company, plus accrued dividends.
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
In addition, the DPLTA entitles minority shareholders who do not redeem their shares to receive an annual guaranteed dividend of €0.47 gross (€0.40 net) per share. This fixed, non-discretionary payment qualifies as a participating security preference and is treated as a reduction to net income attributable to common stockholders. Although the dividend is legally paid on an annual basis, this obligation is required to be accrued on a straight-line basis beginning on the registration date.

Furthermore, under German corporate law, the adequacy of the redemption amount and guaranteed dividend is subject to potential appraisal proceedings, in which courts may determine that higher amounts are owed to minority shareholders. If such proceedings result in increased compensation, the Company may be required to make additional payments, including statutory interest. As of September 30, 2025, the ultimate outcome and financial impact of any such proceedings is not reasonably estimable, and no liability has been recorded. The following table summarizes the Company’s redeemable noncontrolling interests as of September 30, 2025:

Nine Months Ended September 30,
2025
Balance as of January 1, 2025	$—
Reclassification from non-redeemable noncontrolling interests	27.8
Redemption of redeemable noncontrolling interests	(0.3)
Dividends accrued	0.1
Foreign exchange impact	0.4
Balance as of September 30, 2025	$28.0
18.Equity-based Compensation
The Company recognized equity-based compensation expense of $15.6 million and $56.8 million for the three and nine months ended September 30, 2025, respectively, and $14.3 million and $51.4 million for the three and nine months ended September 30, 2024, respectively.
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
As of September 30, 2025, a maximum of 2,740,006 shares of the Company’s Class A common stock were available for issuance under the Restated Equity Plan.
RSUs and PRSUs
RSUs and PRSUs represent the right to receive shares of the Company’s Class A common stock at a specified date in the future.
The RSU and PRSU activity for the nine months ended September 30, 2025 was as follows:

	Nine Months Ended September 30, 2025
	Number of RSUs and PRSUs	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2024	2,169,343	$62.13
Granted	1,038,272	91.72
Vested	(611,353)	70.32
Forfeited or cancelled	(167,130)	65.05
Unvested balance at September 30, 2025	2,429,132	$72.47
The grant date fair value of RSUs and PRSUs subject to continued service or those that vest immediately was determined based on the price of the Company’s Class A common stock on the grant date.
As of September 30, 2025, the Company had $117.6 million of total unrecognized equity-based compensation expense related to outstanding RSUs and PRSUs, which is expected to be recognized over a weighted-average period of 2.41 years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$33.4	$72.2	$94.0	$155.2
Less: Net income attributable to non-redeemable noncontrolling interests	(5.3)	(18.4)	(15.2)	(41.6)
Less: Dividends on Preferred Stock and redeemable noncontrolling interests	(15.1)	—	(24.6)	—
Adjustment to net income attributable to common stockholders	—	(0.4)	(0.9)	(1.1)
Net income attributable to common stockholders - basic	13.0	53.4	53.3	112.5
Reallocation of net income from non-redeemable noncontrolling interests to common stockholders due to effect of dilutive securities	2.8	14.2	9.9	32.1
Net income attributable to common stockholders - diluted	$15.8	$67.6	$63.2	$144.6

Numerator - allocation of net income attributable to common stockholders:
Net income allocated to Class A common stock - basic	$12.8	$52.1	$52.2	$109.7
Reallocation of net income from non-redeemable noncontrolling interests to common stockholders due to effect of dilutive securities	2.8	14.2	10.0	32.2
Net income allocated to Class A common stock - diluted	$15.6	$66.3	$62.2	$141.9

Net income allocated to Class C common stock - basic	$0.2	$1.3	$1.1	$2.8
Reallocation of net income from non-redeemable noncontrolling interests to common stockholders due to effect of dilutive securities	—	—	(0.1)	(0.1)
Net income allocated to Class C common stock - diluted	$0.2	$1.3	$1.0	$2.7

Denominator:
Weighted average shares of Class A common stock outstanding - basic (a)	67,243,324	66,791,329	67,131,538	65,230,377
Effect of dilutive securities:
LLC Interests	19,801,028	21,216,195	19,801,028	22,953,032
RSUs	1,168,776	1,349,414	1,314,783	1,331,271
2025 Convertible Notes	1,151,294	—	1,255,978	—
Weighted average shares of Class A common stock outstanding - diluted	89,364,422	89,356,938	89,503,327	89,514,680

Weighted average shares of Class C common stock outstanding - basic and diluted	1,318,499	1,659,314	1,371,660	1,681,264

Net income per share - basic:
Class A common stock	$0.19	$0.78	$0.78	$1.68
Class C common stock	$0.19	$0.78	$0.78	$1.68
Net income per share - diluted:
Class A common stock	$0.17	$0.74	$0.70	$1.59
Class C common stock	$0.17	$0.74	$0.70	$1.59
(a) For the three and nine months ended September 30, 2024, included 1,253,470 shares that had been committed but not issued as of September 30, 2024 primarily related to the acquisition of Finaro.
Diluted EPS was computed using the treasury stock method for RSUs and the if-converted method for convertible instruments.
For the three and nine months ended September 30, 2025, the Company has excluded from the calculation of diluted net income per share the effect of the following:
•the conversion of the Preferred Stock, as the effect would be anti-dilutive;
•the conversion of the 2027 Convertible Notes, as the effect would be anti-dilutive, and
•shares of the Company’s Class A common stock to be issued in connection with an earnout for the period prior to the issuance of such shares.

For the three and nine months ended September 30, 2024, the Company has excluded from the calculation of diluted net income per share the effect of the following:
•the conversion of the 2025 Convertible Notes and 2027 Convertible Notes, as the effect would be anti-dilutive, and
•shares of the Company’s Class A common stock to be issued in connection with certain earnouts for the period prior to the issuance of such shares.
20.Segments
In accordance with ASC 280, Segment Reporting, the Company evaluates its operating segments to determine how to report its financial performance. Prior to the completion of the acquisition of Global Blue, the Company operated in one operating segment and one reportable segment. As of September 30, 2025, the Company was still assessing changes to its internal management reporting structure to incorporate Global Blue and the effects it may have on the Company’s reportable segments. Because this process was not complete as of September 30, 2025, the Company has reported the operating results of Global Blue from the acquisition date to September 30, 2025 as part of the Company’s existing reportable segment. In future periods, once the new management and organizational structures have been established, if necessary, the Company will report financial information for its new reportable segments and recast prior periods to reflect the change.
The principal financial metric reviewed by the chief operating decision maker (“CODM”), who is the Chief Executive Officer, on a monthly basis is consolidated net income. This metric is compared to prior periods and to the Company’s internal forecasts and budgets for the purposes of allocating resources and evaluating financial performance.
The following table presents a disaggregation of the Company’s consolidated net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Payments-based revenue	$1,058.0	$806.8	$2,682.2	$2,217.7
Subscription and other revenues	118.9	102.4	309.2	225.9
Network fees*	(587.7)	(544.1)	(1,620.3)	(1,494.2)
Other costs of sales* (exclusive of depreciation of equipment under lease)	(160.2)	(97.8)	(392.6)	(262.5)
General and administrative expenses:
Employee and other general and administrative expenses*	(158.5)	(98.0)	(385.6)	(267.5)
Equity-based compensation*	(15.9)	(14.4)	(58.4)	(52.1)
Rent, office, occupancy and equipment expenses*	(14.0)	(5.8)	(28.8)	(15.8)
Revaluation of contingent liabilities	2.8	(1.5)	7.4	(3.9)
Depreciation and amortization expense* (a)	(85.8)	(51.6)	(199.4)	(143.1)
Professional expenses*	(35.3)	(9.4)	(69.1)	(29.0)
Advertising and marketing expenses*	(7.7)	(6.2)	(21.5)	(14.5)
Loss on extinguishment of debt	(9.2)	—	(12.3)	—
Interest income	17.5	9.7	49.1	20.1
Other income (expense), net	(1.4)	(1.5)	(5.6)	0.3
Gain on investments in securities	—	10.8	—	21.6
Change in TRA liability	(0.2)	(289.4)	2.0	(294.2)
Interest expense*	(60.8)	(18.3)	(128.7)	(34.5)
Income tax benefit (expense)*	(27.1)	280.5	(33.6)	280.9
Net income	$33.4	$72.2	$94.0	$155.2
*    Denotes a significant segment expense reviewed by the CODM.
(a)Depreciation and amortization expense includes depreciation of equipment under lease of $19.4 million and $53.1 million for the three and nine months ended September 30, 2025, respectively, and $14.1 million and $39.0 million for the three and nine months ended September 30, 2024, respectively.

21.Subsequent Events
Acardo Disposition
In October 2025, the Company disposed of acardo for approximately $35 million of total consideration. The Company agreed to pay the former owners of acardo a total of approximately $17 million to settle the outstanding earnout liability owed by the Company. Payments for both the proceeds from the disposition and the amount of the earnout owed to the former acardo owners are to be made in two tranches, the first of which occurred in October 2025 and the second which will occur in October 2026.
Exclusive Negotiations to Acquire Worldline’s North American Subsidiaries
In October 2025, the Company entered into exclusive negotiations to acquire Worldline’s North American subsidiaries. The contemplated transaction is expected to close in the first quarter of 2026, subject to customary approvals. As a definitive agreement has not been formally executed as of the date of this filing, the consideration and initial accounting for the acquisition, including the valuation of assets and liabilities acquired, is unavailable to disclose at this time.
Smartpay Acquisition
On November 4, 2025, the Company completed the acquisition of Smartpay Holdings Limited (“Smartpay”), a leading independent provider of payment processing and point-of-sale solutions in Australia and New Zealand, for approximately NZ$296 million (or about $168 million USD) in cash, representing NZ$1.20 per share. The acquisition deepens the Company’s strategic presence in the region by combining its comprehensive payment infrastructure with Smartpay’s established distribution network, enabling scaled go-to-market strategies for products such as SkyTab POS systems and end-to-end solutions for hospitality and unified commerce merchants.

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
We are a leading independent provider of software and payment processing solutions in the U.S. based on total volume of payments processed. We are also the global leader in tax-free shopping (“TFS”) as a result of the acquisition of Global Blue Group Holding AG (“Global Blue”) in the third quarter of 2025. We power billions of transactions annually for hundreds of thousands of businesses in virtually every industry. We achieved our leadership position through decades of solving business and operational challenges facing our customers’ overall commerce needs. Our merchants range in size from small owner-operated local businesses to multinational enterprises conducting commerce globally.
Recent Developments
Stock Issuances
In July 2025, in connection with the acquisition of Global Blue, we received aggregate proceeds of approximately $87.8 million from Huang River Investment Limited (an affiliate of Tencent Holdings Limited) and Ant International Technologies (Singapore) Holding Pte. Ltd. (an affiliate of Ant International (Cayman) Holding Limited) from the sale of 912,494 newly issued shares of Class A common stock.
Executive Chairman - NASA Nomination
In November 2025, President Donald Trump renominated Jared Isaacman, our Founder and Executive Chairman, to be the next administrator of the National Aeronautics and Space Administration (“NASA”), subject to the ratification and confirmation by the U.S. Senate. Mr. Isaacman has announced his intention to retain the majority of his equity interest while reducing his voting power as noted below.

Previously, in connection with his prior nomination for NASA administrator which was subsequently withdrawn, Mr. Isaacman submitted an Ethics Agreement to the Designated Agency Ethics Official at NASA. In the Ethics Agreement, Mr. Isaacman had committed to take certain steps to avoid any actual or apparent conflict of interest in the event he is confirmed. This included without limitation surrendering his high-vote shares, which would have reduced his corresponding voting power to approximately 25% in line with his economic interest in the Company.

Additionally, in connection with the prior nomination, the Company and Mr. Isaacman had negotiated an agreement to simplify the Company’s organizational and capital structure, including rationalizing the Company’s current “Up-C” structure via a series of transactions to be treated as a taxable exchange for U.S. federal income tax purposes, for which Mr. Isaacman would have been responsible for his own tax liabilities, and the assignment and waiver of the TRA.

The Company and Mr. Isaacman are currently assessing the impact of the new nomination and potential next steps.
Recent Acquisitions
Global Blue
On July 3, 2025, we completed the acquisition of Global Blue by acquiring approximately 97.4% of the Global Blue shares outstanding. Subsequently, on August 18, 2025, Merger Sub and Global Blue consummated a statutory squeeze-out merger in accordance with the laws of Switzerland pursuant to which Global Blue merged with and into Merger Sub, with Merger Sub continuing as the surviving entity and wholly-owned subsidiary of the Company, with the Company indirectly acquiring the remaining 2.6% of shares not previously tendered. Total purchase consideration amounted to approximately $2.7 billion of cash. Global Blue is a leading technology and travel services platform, primarily providing TFS, dynamic currency conversion, and payments solutions to the world’s largest retail brands, which significantly increases our overall customer base and geographic footprint, while diversifying our revenue.
Smartpay
On November 4, 2025, we completed the acquisition of Smartpay Holdings Limited (“Smartpay”), a leading independent provider of payment processing and point-of-sale solutions in Australia and New Zealand, for approximately NZ$296 million (or about $168 million USD) in cash, representing NZ$1.20 per share. The acquisition deepens our strategic presence in the region by combining our comprehensive payment infrastructure with Smartpay’s established distribution network, enabling scaled go-to-market strategies for products such as SkyTab POS systems and end-to-end solutions for hospitality and unified commerce merchants.
Pending Acquisition
Exclusive Negotiations to Acquire Worldline’s North American Subsidiaries
In October 2025, we entered into exclusive negotiations to acquire Worldline’s North American subsidiaries. The contemplated transaction is expected to close in the first quarter of 2026, subject to customary approvals. As a definitive agreement has not been formally executed as of the date of this filing, the consideration and initial accounting for the acquisition, including the valuation of assets and liabilities acquired, is unavailable to disclose at this time.
Key Financial Definitions
The following briefly describes the components of revenue and expenses as presented in the accompanying unaudited Condensed Consolidated Statements of Operations.
Gross revenue consists of payments-based revenue and subscription and other revenues:
Payments-based revenue includes fees for payment processing and related services, gateway services, and commissions for TFS services. Payment processing revenues are primarily driven as a percentage of the dollar volume of the transactions processed. They may also have a fixed fee, a minimum monthly usage fee and a fee based on transactions. Gateway services, data encryption and tokenization fees are primarily driven by per transaction fees as well as monthly usage fees. TFS services commissions vary based on a number of factors such as the merchant, country and amount of purchase. Included in payments-based revenue are fees earned from our international payments platform, strategic enterprise merchant relationships, and alternative payments methods, including cryptocurrency, gift cards and stock donations.
Subscription and other revenue includes software as a service (“SaaS”) fees for point of sale (“POS”) systems and terminals provided to merchants. POS and terminal SaaS fees are assessed based on the type and quantity of equipment deployed to the merchant. SaaS fees also include statement fees, fees for our proprietary business intelligence software and other annual fees. Subscription and other revenues also includes revenue derived from hardware sales, software license sales, third-party residuals and fees charged for technology support.

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
Net income attributable to non-redeemable noncontrolling interests arises from net income from the non-owned portion of businesses where we have a controlling interest but less than 100% ownership. This includes the following:
•the noncontrolling interests in Shift4 Payments, LLC and its consolidated subsidiaries, which is comprised of the income allocated to Continuing Equity Owners as a result of their proportional ownership of LLC Interests;
•the noncontrolling interests in certain subsidiaries of Global Blue Group Holding AG; and
•the income allocated to third-party shareholders of Vectron common stock prior to the execution of the DPLTA.
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

Comparison of Results for the Three Months Ended September 30, 2025 and 2024
The following table sets forth the consolidated statements of operations for the periods presented:

	Three Months Ended September 30,
(in millions)	2025	2024	$ change
Payments-based revenue	$1,058.0	$806.8	$251.2
Subscription and other revenue	118.9	102.4	16.5
Gross revenue	1,176.9	909.2	267.7
Network fees	(587.7)	(544.1)	(43.6)
Other costs of sales (exclusive of certain depreciation and amortization expense shown separately below)	(160.2)	(97.8)	(62.4)
General and administrative expenses	(188.4)	(118.2)	(70.2)
Revaluation of contingent liabilities	2.8	(1.5)	4.3
Depreciation and amortization expense (a)	(85.8)	(51.6)	(34.2)
Professional expenses	(35.3)	(9.4)	(25.9)
Advertising and marketing expenses	(7.7)	(6.2)	(1.5)
Income from operations	114.6	80.4	34.2
Loss on extinguishment of debt	(9.2)	—	(9.2)
Interest income	17.5	9.7	7.8
Other expense, net	(1.4)	(1.5)	0.1
Gain on investments in securities	—	10.8	(10.8)
Change in TRA liability	(0.2)	(289.4)	289.2
Interest expense	(60.8)	(18.3)	(42.5)
Income (loss) before income taxes	60.5	(208.3)	268.8
Income tax benefit (expense)	(27.1)	280.5	(307.6)
Net income	33.4	72.2	(38.8)
Less: Net income attributable to non-redeemable noncontrolling interests	(5.3)	(18.4)	13.1
Net income attributable to Shift4 Payments, Inc.	$28.1	$53.8	$(25.7)
(a)Depreciation and amortization expense includes depreciation of equipment under lease of $19.4 million and $14.1 million for the three months ended September 30, 2025 and 2024, respectively.
Results of Operations
Three months ended September 30, 2025 compared to three months ended September 30, 2024
Revenues (in millions)

Gross revenue increased by $267.7 million, or 29%. Gross revenue is comprised of payments-based revenue and subscription and other revenues.
Payments-based revenue increased by $251.2 million, or 31%, primarily due to:
•The increase in volume of $11.2 billion, or 26%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.
•The acquisition of Global Blue on July 3, 2025. TFS services revenues for the three months ended September 30, 2025 were $129.7 million.
Subscription and other revenues increased by $16.5 million, or 16%. The increase in subscription and other revenues was primarily driven by the impact of recent acquisitions as well as higher SaaS revenue associated with our SkyTab solutions.
Cost of Sales

	Three Months Ended September 30,
(in millions)	2025	2024	$ Change
Network fees	$(587.7)	$(544.1)	$(43.6)
The 8% increase in network fees was primarily due to the increase in payments-based revenue.
Gross revenue less network fees increased by $224.1 million, or 61%, primarily due to the increase in volume, the impact of recent acquisitions, and higher Subscription and other revenues. See Key Performance Indicators and Non-GAAP Measures for a discussion and reconciliation of gross revenue less network fees.

	Three Months Ended September 30,
(in millions)	2025	2024	$ Change
Other costs of sales (exclusive of certain depreciation and amortization expense)	$(160.2)	$(97.8)	$(62.4)
The increase in other costs of sales was primarily driven by our recent acquisitions and incremental residual commissions associated with revenue growth.
Operating Expenses

	Three Months Ended September 30,
(in millions)	2025	2024	$ Change
General and administrative expenses	$(188.4)	$(118.2)	$(70.2)
The increase in general and administrative expenses was primarily due to expenses associated with our continued growth, which includes the impact of our recent acquisitions.

	Three Months Ended September 30,
(in millions)	2025	2024	$ Change
Revaluation of contingent liabilities	$2.8	$(1.5)	$4.3
The income (expense) for revaluation of contingent liabilities during the three months ended September 30, 2025 and 2024 was primarily driven by fair value adjustments to contingent liabilities arising from various acquisitions we completed in recent years.

	Three Months Ended September 30,
(in millions)	2025	2024	$ Change
Depreciation and amortization expense	$(85.8)	$(51.6)	$(34.2)
The increase in depreciation and amortization expense was primarily due to the amortization of intangible assets recognized in connection with the recent acquisition of Global Blue, and increased equipment under lease associated with the growth of our SkyTab offering.

	Three Months Ended September 30,
(in millions)	2025	2024	$ Change
Professional expenses	$(35.3)	$(9.4)	$(25.9)
Professional expenses included expenses associated with recent and planned acquisitions. The increase in professional expenses was primarily driven by higher acquisition-related costs, including costs associated with the acquisition of Global Blue.

	Three Months Ended September 30,
(in millions)	2025	2024	$ Change
Advertising and marketing expenses	$(7.7)	$(6.2)	$(1.5)
The increase in advertising and marketing expenses was primarily due to incremental brand awareness costs.

	Three Months Ended September 30,
(in millions)	2025	2024	$ Change
Interest income	$17.5	$9.7	$7.8
The increase in interest income was primarily due to an increase in our average interest-earning cash balance. We expect our interest-earning cash balance to decline in connection with the maturity of our 2025 Convertible Notes in December 2025.

	Three Months Ended September 30,
(in millions)	2025	2024	$ Change
Other expense, net	$(1.4)	$(1.5)	$0.1
Other expense, net was primarily due to transactional losses related to foreign currency.

	Three Months Ended September 30,
(in millions)	2025	2024	$ Change
Gain on investments in securities	$—	$10.8	$(10.8)
The unrealized gain on investments in securities for the three months ended September 30, 2024 was due to fair value adjustments to our non-marketable equity investments.

	Three Months Ended September 30,
(in millions)	2025	2024	$ Change
Change in TRA liability	$(0.2)	$(289.4)	$289.2
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

	Three Months Ended September 30,
(in millions)	2025	2024	$ Change
Interest expense	$(60.8)	$(18.3)	$(42.5)
The increase in interest expense during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 was primarily due to the issuance of 6.750% 2032 Senior Notes due 2032 (the “Existing 2032 Notes”) in the third quarter of 2024, the issuance of our 2033 Euro Notes and New 2032 Notes (together with the Existing 2032 Notes, the “2032 Senior Notes”) in the second quarter of 2025, and the $1.0 billion Term Loan Facility that was established in July 2025. After our recent financing activity, our annualized interest expense is projected to be approximately $240 million, which is inclusive of approximately $12 million of non-cash deferred financing fee amortization.

	Three Months Ended September 30,
(in millions)	2025	2024	$ Change
Income tax benefit (expense)	$(27.1)	$280.5	$(307.6)
The effective tax rate for the three months ended September 30, 2025 was approximately 45%, compared to the effective tax rate for the three months ended September 30, 2024 of approximately (135)%. The income tax benefit for the three months ended September 30, 2024 relates primarily to the release of the previously recorded valuation allowance against certain deferred tax assets in the U.S.
Comparison of Results for the Nine Months Ended September 30, 2025 and 2024
The following table sets forth the consolidated statements of operations for the periods presented:

	Nine Months Ended September 30,
(in millions)	2025	2024	$ change
Payments-based revenue	$2,682.2	$2,217.7	$464.5
Subscription and other revenue	309.2	225.9	83.3
Gross revenue	2,991.4	2,443.6	547.8
Network fees	(1,620.3)	(1,494.2)	(126.1)
Other costs of sales (exclusive of certain depreciation and amortization expense shown separately below)	(392.6)	(262.5)	(130.1)
General and administrative expenses	(472.8)	(335.4)	(137.4)
Revaluation of contingent liabilities	7.4	(3.9)	11.3
Depreciation and amortization expense (a)	(199.4)	(143.1)	(56.3)
Professional expenses	(69.1)	(29.0)	(40.1)
Advertising and marketing expenses	(21.5)	(14.5)	(7.0)
Income from operations	223.1	161.0	62.1
Loss on extinguishment of debt	(12.3)	—	(12.3)
Interest income	49.1	20.1	29.0
Other income (expense), net	(5.6)	0.3	(5.9)
Gain on investments in securities	—	21.6	(21.6)
Change in TRA liability	2.0	(294.2)	296.2
Interest expense	(128.7)	(34.5)	(94.2)
Income (loss) before income taxes	127.6	(125.7)	253.3
Income tax benefit (expense)	(33.6)	280.9	(314.5)
Net income	94.0	155.2	(61.2)
Less: Net income attributable to non-redeemable noncontrolling interests	(15.2)	(41.6)	26.4
Net income attributable to Shift4 Payments, Inc.	$78.8	$113.6	$(34.8)
(a)Depreciation and amortization expense includes depreciation of equipment under lease of $53.1 million and $39.0 million for the nine months ended September 30, 2025 and 2024, respectively.

Results of Operations
Nine months ended September 30, 2025 compared to nine months ended September 30, 2024
Revenues (in millions)
Gross revenue increased by $547.8 million, or 22%, compared to the prior year period. Gross revenue is comprised of payments-based revenue and subscription and other revenues.
Payments-based revenue increased by $464.5 million, or 21%, compared to the prior year period, primarily due to:
•The increase in volume of $32.9 billion, or 28%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
•The acquisition of Global Blue on July 3, 2025. TFS services revenues for the nine months ended September 30, 2025 were $129.7 million.
•Growth in volume outpaced payments-based revenue growth, primarily due to our continued onboarding of larger merchants with lower unit pricing than our existing customer base.
Subscription and other revenues increased by $83.3 million, or 37%, compared to the prior year period. The increase in subscription and other revenues was primarily driven by the impact of recent acquisitions as well as higher SaaS revenue associated with our SkyTab solutions.
Cost of Sales

	Nine Months Ended September 30,
(in millions)	2025	2024	$ Change
Network fees	$(1,620.3)	$(1,494.2)	$(126.1)
The 8% increase in network fees was primarily due to the increase in payments-based revenue.
Gross revenue less network fees increased by $421.7 million, or 44%, compared to the prior year period, primarily due to the increase in volume, the impact of recent acquisitions, and higher Subscription and other revenues. See Key Performance Indicators and Non-GAAP Measures for a discussion and reconciliation of gross revenue less network fees.

	Nine Months Ended September 30,
(in millions)	2025	2024	$ Change
Other costs of sales (exclusive of certain depreciation and amortization expense)	$(392.6)	$(262.5)	$(130.1)
The increase in other costs of sales was primarily driven by our recent acquisitions and incremental residual commissions associated with revenue growth.

Operating Expenses

	Nine Months Ended September 30,
(in millions)	2025	2024	$ Change
General and administrative expenses	$(472.8)	$(335.4)	$(137.4)
The increase in general and administrative expenses was primarily due to expenses associated with our continued growth, which includes the impact of our recent acquisitions.

	Nine Months Ended September 30,
(in millions)	2025	2024	$ Change
Revaluation of contingent liabilities	$7.4	$(3.9)	$11.3
The income (expense) for revaluation of contingent liabilities during the nine months ended September 30, 2025 and 2024 was primarily driven by fair value adjustments to contingent liabilities arising from various acquisitions we completed in recent years.

	Nine Months Ended September 30,
(in millions)	2025	2024	$ Change
Depreciation and amortization expense	$(199.4)	$(143.1)	$(56.3)
The increase in depreciation and amortization expense was primarily due to the amortization of intangible assets recognized in connection with recent acquisitions, and increased equipment under lease associated with the growth of our SkyTab offering.

	Nine Months Ended September 30,
(in millions)	2025	2024	$ Change
Professional expenses	$(69.1)	$(29.0)	$(40.1)
Professional expenses included expenses associated with acquisitions. The increase in professional expenses was primarily driven by higher acquisition-related costs, including costs associated with the acquisition of Global Blue.

	Nine Months Ended September 30,
(in millions)	2025	2024	$ Change
Advertising and marketing expenses	$(21.5)	$(14.5)	$(7.0)
The increase in advertising and marketing expenses was primarily due to incremental brand awareness costs.

	Nine Months Ended September 30,
(in millions)	2025	2024	$ Change
Interest income	$49.1	$20.1	$29.0
The increase in interest income was primarily due to an increase in our average interest-earning cash balance. We expect our interest-earning cash balance to decline in connection with the maturity of our 2025 Convertible Notes in December 2025.

	Nine Months Ended September 30,
(in millions)	2025	2024	$ Change
Other income (expense), net	$(5.6)	$0.3	$(5.9)
The decrease in other income (expense), net was primarily due to transactional losses related to foreign currency in 2025, as compared to gains in 2024.

	Nine Months Ended September 30,
(in millions)	2025	2024	$ Change
Gain on investments in securities	$—	$21.6	$(21.6)
The unrealized gain on investments in securities for the nine months ended September 30, 2024 was due to fair value adjustments to our non-marketable equity investments.

	Nine Months Ended September 30,
(in millions)	2025	2024	$ Change
Change in TRA liability	$2.0	$(294.2)	$296.2
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

	Nine Months Ended September 30,
(in millions)	2025	2024	$ Change
Interest expense	$(128.7)	$(34.5)	$(94.2)
The increase in interest expense during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was primarily due to the issuance of our Existing 2032 Notes in the third quarter of 2024, the issuance of our 2033 Euro Notes and New 2032 Notes in the second quarter of 2025, and the $1.0 billion Term Loan Facility that was established in July 2025. After our recent financing activity, our annualized interest expense is projected to be approximately $240 million, which is inclusive of approximately $12 million of non-cash deferred financing fee amortization.

	Nine Months Ended September 30,
(in millions)	2025	2024	$ Change
Income tax benefit (expense)	$(33.6)	$280.9	$(314.5)
The effective tax rate for the nine months ended September 30, 2025 was approximately 26%, compared to the effective tax rate for the nine months ended September 30, 2024 of approximately (223)%. The income tax benefit for the nine months ended September 30, 2024 relates primarily to the release of the previously recorded valuation allowance against certain deferred tax assets in the U.S.
Key Performance Indicators and Non-GAAP Measures
The following table sets forth our key performance indicators and non-GAAP measures for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Volume (in billions)	$54.7	$43.5	$149.8	$116.9

Gross revenue less network fees (in millions)	$589.2	$365.1	$1,371.1	$949.4
EBITDA (in millions)	$228.9	$(122.4)	$505.9	$101.8
Adjusted EBITDA (in millions)	$292.1	$187.4	$665.7	$471.5
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
Gross revenue less network fees:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Gross revenue	$1,176.9	$909.2	$2,991.4	$2,443.6
Less: Network fees	(587.7)	(544.1)	(1,620.3)	(1,494.2)
Less: Other costs of sales (exclusive of depreciation of equipment under lease)	(160.2)	(97.8)	(392.6)	(262.5)
Less: Depreciation of equipment under lease	(19.4)	(14.1)	(53.1)	(39.0)
Gross profit (a)	$409.6	$253.2	$925.4	$647.9

Gross profit (a)	$409.6	$253.2	$925.4	$647.9
Add back: Other costs of sales	160.2	97.8	392.6	262.5
Add back: Depreciation of equipment under lease	19.4	14.1	53.1	39.0
Gross revenue less network fees	$589.2	$365.1	$1,371.1	$949.4
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

EBITDA and Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net income	$33.4	$72.2	$94.0	$155.2
Interest expense	60.8	18.3	128.7	34.5
Interest income	(17.5)	(9.7)	(49.1)	(20.1)
Income tax (benefit) expense	27.1	(280.5)	33.6	(280.9)
Depreciation and amortization	125.1	77.3	298.7	213.1
EBITDA	228.9	(122.4)	505.9	101.8
Acquisition, restructuring and integration costs (a)	29.6	8.8	67.7	26.5
Revaluation of contingent liabilities (b)	(2.8)	1.5	(7.4)	3.9
Loss on extinguishment of debt	9.2	—	12.3	—
Gain on investments in securities (c)	—	(10.8)	—	(21.6)
Change in TRA liability (d)	0.2	289.4	(2.0)	294.2
Equity-based compensation (e)	15.9	14.4	58.4	52.1
Foreign exchange and other nonrecurring items (f)	11.1	6.5	30.8	14.6
Adjusted EBITDA	$292.1	$187.4	$665.7	$471.5
(a)For the three months ended September 30, 2025, consisted of $23.2 million of acquisition-related costs and $6.4 million of restructuring and other costs. For the nine months ended September 30, 2025, consisted of $43.3 million of acquisition-related costs and $24.4 million of restructuring and other costs. For the three months ended September 30, 2024, consisted of $4.9 million of restructuring and other costs and $3.7 million of acquisition-related costs. For the nine months ended September 30, 2024, consisted of $13.9 million of restructuring and other costs and $12.4 million of acquisition-related costs.
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
(f)For the three months ended September 30, 2025, consisted of $6.7 million of expenses related to non-routine matters, $3.6 million of expenses related to the non-routine upgrade of our IT systems, and $0.8 million of unrealized foreign exchange losses. For the nine months ended September 30, 2025, consisted of $16.2 million of expenses related to non-routine matters, $9.9 million of expenses related to the non-routine upgrade of our IT systems, and $4.7 million of unrealized foreign exchange losses. For the three months ended September 30, 2024, consisted of $4.9 million of expenses related to non-routine matters and $1.6 million of unrealized foreign exchange losses. For the nine months ended September 30, 2024, consisted of $14.8 million of expenses related to non-routine matters and $(0.2) million of unrealized foreign exchange gains.
Liquidity and Capital Resources
Overview
We have historically sourced our liquidity requirements primarily with cash flow from operations and, when needed, with debt or equity financing. The principal uses for liquidity have been acquisitions, capital expenditures, share repurchases and debt service. As of September 30, 2025, our cash and cash equivalents balance was $1,511.5 million, of which approximately $278.8 million was held outside of the U.S. by our foreign legal entities. In addition, “Settlement assets” includes $198.2 million of cash that will be used to settle merchant liabilities. The cash included within Settlement assets is typically paid to merchants within a few days of receipt in order to settle related liabilities.
As of September 30, 2025 and December 31, 2024, the $690.0 million of 2025 Convertible Notes are classified as current on our balance sheet, as they will mature within 12 months. We intend to settle conversions for the Convertible Notes by paying in cash up to the principal amount of the Convertible Notes with any excess to be paid or delivered, as the case may be, in cash or shares of Class A common stock or a combination of both at our election, based on the conversion rate.
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

The following table sets forth summary cash flow information for the periods presented:

	Nine Months Ended September 30,
(in millions)	2025	2024
Net cash provided by operating activities	$410.3	$369.3
Net cash used in investing activities	(2,780.7)	(435.2)
Net cash provided by financing activities	2,591.2	936.2
Effect of exchange rate changes on cash and cash equivalents and restricted cash	50.3	3.3
Change in cash and cash equivalents and restricted cash	$271.1	$873.6
Operating activities
Net cash provided by operating activities consists of net income adjusted for certain non-cash items and changes in other assets and liabilities.
For the nine months ended September 30, 2025, net cash provided by operating activities of $410.3 million was primarily a result of net income of $94.0 million, adjusted for non-cash depreciation and amortization of $298.7 million, equity-based compensation of $56.8 million, loss on extinguishment of $12.3 million, debt of amortization of capitalized financing costs, net of premium accretion of $11.8 million, provision for bad debts of $7.8 million, and unrealized foreign exchange losses of $4.7 million, partially offset by deferred income taxes of $(7.0) million, revaluation of contingent liabilities of $(7.4) million, change in TRA liability of $(2.0) million and an impact from working capital items of $(59.4) million.
For the nine months ended September 30, 2024, net cash provided by operating activities of $369.3 million was primarily a result of net income of $155.2 million adjusted for non-cash expenses, including change in TRA liability of $294.2 million, depreciation and amortization of $213.1 million, and equity-based compensation of $51.4 million, partially offset by deferred income taxes of $(300.1) million, unrealized gain on investments in securities of $(21.6) million and an impact from working capital items of $(38.2) million.
Investing activities
Net cash used in investing activities includes cash paid for acquisitions, deposits made with our sponsor bank under our Settlement Line Agreement, residual commission buyouts, purchases of property, plant and equipment, purchases of equipment to be leased, purchases of intangible assets, investments in securities, and capitalized software development costs.
Net cash used in investing activities was $2,780.7 million for the nine months ended September 30, 2025, an increase of $2,345.5 million compared to net cash used in investing activities of $435.2 million for the nine months ended September 30, 2024. This increase was primarily the result of a $2,262.4 million increase in net cash paid for acquisitions, a $26.8 million increase in deposits made with our sponsor bank, a $15.5 million increase in residual commission buyouts, and a $13.7 million increase in acquisition of equipment to be leased.
Financing activities
Net cash provided by financing activities was $2,591.2 million for the nine months ended September 30, 2025, an increase of $1,655.0 million compared to net cash provided by financing activities of $936.2 million for the nine months ended September 30, 2024. This increase was primarily due to a $2.3 billion increase in gross proceeds received from debt and equity issuances, $70.8 million of customer bank deposits being returned to depositors in connection with our transition of Finaro from a bank to a payment institution in 2024, and a $26.8 million increase in borrowings on the settlement line of credit, partially offset by the $450.0 million repayment of our 2026 Senior Notes, a $112.3 million increase in payments for the repurchase of common stock, a $56.6 million increase in deferred financing costs, $47.3 million paid to acquire the remaining Global Blue shares through a squeeze-out merger, a $43.6 million change in settlement activity, a $12.2 million increase in distributions to noncontrolling interests, and a $14.5 million increase in payments of preferred dividends.
Settlement assets includes both cash and receivables from card networks. From period to period, the mix of cash and receivables included in Settlement assets may change, driving increases or decreases in financing cash flow.
Convertible Notes and Senior Notes
As of September 30, 2025, we had $4,770.6 million total principal amount of debt outstanding, including $690.0 million of 2025 Convertible Notes, $632.5 million of 2027 Convertible Notes, $1,650.0 million of 2032 Senior Notes and $798.1 million of 2033 Euro Notes.

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
In March 2025, Shift4 Payments, LLC entered into an amendment to the Original Credit Agreement (the “First Amendment” and, the Original Credit Agreement, as amended by the First Amendment, the “Existing Credit Agreement”), with GS and the lenders party thereto, pursuant to which, among other things, the Original Revolving Credit Agreement was amended to permit the acquisition of Global Blue.
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
The Term Loan Facility is scheduled to mature on July 3, 2032, and the Revolving Credit Facility is scheduled to mature on September 5, 2029. As of September 30, 2025, there were no borrowings outstanding under the Revolving Credit Facility and borrowing capacity on the Revolving Credit Facility was $550.0 million.
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
In September 2025, Shift4 Payments, LLC entered into Amendment No. 1 to the Settlement Line Agreement which, among other things, extended the maturity date to September 28, 2026 and increased the aggregate available amount from $100.0 million to $125.0 million. As of September 30, 2025, the Settlement Line was fully utilized. The borrowings against the Settlement Line have been deposited in an account owned and controlled by Citizens. The deposit and borrowing have been netted on our unaudited Condensed Consolidated Balance Sheets because a right of offset exists and the parties intend to net settle.
Covenants
We expect to be in compliance with all financial covenants for at least 12 months following the issuance of these unaudited condensed consolidated financial statements.

Stock repurchases
In May 2024, the Board authorized a stock repurchase program (the “May 2024 Program”), pursuant to which we are authorized to repurchase up to $500.0 million of shares of our Class A common stock through December 31, 2025. During the nine months ended September 30, 2025, we repurchased 1,834,895 shares of Class A common stock for $148.2 million, including commissions paid, at an average price paid of $80.72 per share under the May 2024 Program.
In November 2025, the Board authorized a new stock repurchase program, replacing the May 2024 Program, pursuant to which we are authorized to repurchase up to $1.0 billion of shares of our Class A common stock through December 31, 2026.
Cash Requirements
We believe that our cash and cash equivalents and future cash flow from operations will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next twelve months and into the foreseeable future based on our current operating plan. Our material cash requirements include the following contractual obligations:
Debt
As of September 30, 2025, we had $4,770.6 million of debt principal outstanding with maturities beginning in December 2025 with the $690.0 million of 2025 Convertible Notes, in addition to a Term Loan Facility principal payment of $2.5 million to be made quarterly until maturity, beginning in December 2025. As of September 30, 2025, future interest payments, at current interest rates, associated with the outstanding debt totaled $1,567.8 million, with $224.1 million payable within twelve months.
Preferred Stock Obligations
As of September 30, 2025, we had 10,000,000 shares of our Preferred Stock outstanding, with an aggregate liquidation preference of $1.0 billion. Dividends on the Preferred Stock are cumulative and accrue at an annual rate of 6.00% on the liquidation preference, payable quarterly in arrears, when and if declared by our Board. Subject to declaration, expected cash dividend payments on the preferred stock total $60.0 million over the next twelve months.
Contingent Liabilities
As of September 30, 2025, the fair value of contingent liabilities to potentially be paid out in cash was $21.6 million, with $15.3 million payable within twelve months. As of September 30, 2025, the maximum amount of contingent liabilities to potentially be paid out in cash was $40.6 million, with $21.6 million payable within twelve months.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to financial instruments are subject to risks relating to interest rates and foreign currencies.
Debt and Interest Expense Risk
As of September 30, 2025, we had $3,770.6 million of fixed rate principal debt outstanding pursuant to the Notes with a fair value of $3,871.0 million. Since these notes bear interest at fixed rates, they do not result in any financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates when interest rates change.
We also have a Revolving Credit Facility and Term Loan Facility available to us. We are obligated to pay interest on loans under the Revolving Credit Facility and Term Loan Facility, as well as other customary fees, including an unused commitment fee. Borrowings under the Credit Facilities bear interest at floating rates. As a result, we are exposed to the risk related to fluctuations in interest rates to the extent of our borrowings. As of September 30, 2025 and December 31, 2024, we had no amounts outstanding under the Revolving Credit Facility. As of September 30, 2025, we had $1,000.0 million outstanding under the Term Loan Facility. If the applicable SOFR rate were to increase or decrease 25 basis points, our annualized interest expense would increase or decrease by $2.5 million, respectively.
See “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report and Note 11 to the accompanying unaudited condensed consolidated financial statements for more information.
Foreign Currency Risk
Economic Exposure
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies and this revenue could be materially affected by currency fluctuations. Approximately 26% and 13% of our revenue was denominated in currencies other than the U.S. dollar for the three months ended September 30, 2025 and 2024, respectively. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions generally results in increased revenues, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenues, operating expenses and income from operations will generally decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.
Changes in currency exchange rates could adversely affect our reported revenues and require us to reduce our prices to remain competitive in foreign markets, which could also have a material adverse effect on our results of operations.
Transaction Exposure
Our exposure to foreign currency transaction gains and losses is primarily the result of certain cash balances and receivables due from our foreign subsidiaries and customers being denominated in currencies other than the functional currency of the subsidiary. Our foreign subsidiaries conduct their businesses in local currency and we generally do not maintain excess U.S. dollar cash balances in foreign accounts.
Foreign currency transaction gains and losses are recorded in “Other income (expense), net” in the unaudited Condensed Consolidated Statements of Operations. We recognized net foreign currency transaction losses of approximately $0.8 million for the three months ended September 30, 2025.
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

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
If we liquidate, dissolve or wind up, whether voluntarily or involuntarily, then our assets will be available to distribute to our equity holders, including holders of the Preferred Stock, only if all of our then-outstanding indebtedness is first paid in full. The remaining assets, if any, would then be allocated among the holders of our equity securities in accordance with their respective liquidation rights. There may be insufficient remaining assets available to pay the liquidating preference and unpaid accumulated dividends on the Preferred Stock. As of September 30, 2025, excluding intercompany indebtedness, we had approximately $4,770.6 million total principal amount of consolidated debt outstanding.
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
Risks Related to the Acquisition of Global Blue
We may be unable to integrate the Global Blue business successfully or realize the anticipated synergies and related benefits of the Global Blue Merger.
The Global Blue Merger involves the combination of two companies that previously operated as independent companies. We may be unable to successfully operate Global Blue’s business or integrate it into its own operations as a combined company or achieve the desired benefits and synergies from the transaction.
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
•potential unknown liabilities and unforeseen increased expenses, delays or unfavorable conditions in connection with the integration of Global Blue; and
•performance shortfalls at one or both of the companies as a result of the diversion of management’s attention from ongoing business activities as a result of the integration of the companies’ operations.
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
The market price of our common stock may decline as a result of the Global Blue Merger for a number of reasons, including if we do not achieve the perceived benefits of the Global Blue Merger as rapidly or to the degree anticipated by financial and industry analysts, or if the effect of the Global Blue Merger on our financial results is not consistent with the expectations of financial and industry analysts. In addition, our stockholders now own interests in a company operating an expanded business with a different mix of assets, risks and liabilities. Current stockholders may not wish to continue to invest in us, or for other reasons may wish to dispose of some or all of their shares of our common stock. If there is selling pressure on our common stock that exceeds demand at the market price, the price of our common stock could decline.
Risks Related to TFS Services
A decrease in VAT rates or changes in VAT or VAT refund policies in countries in which Global Blue operates could negatively affect Global Blue’s business.
Any reduction in VAT rates or adverse changes to VAT policies in our current or potential new markets could have a negative impact on our business and results of operations. For example, the British government abolished the VAT Retail Export Scheme on January 1, 2021, and now overseas visitors to the United Kingdom are no longer able to obtain a VAT refund on items they buy in the United Kingdom and take home with them in their luggage. Legal and regulatory changes may also restrict our activities, including through nationalization of the TFS scheme or by eliminating the availability of TFS schemes altogether, limiting the number of TFS providers within those jurisdictions or restricting our ability to process TFS claims on behalf of international shoppers. Changes in laws and regulations may also place restrictions on our business model, for example by limiting transaction fees that we charge to international shoppers. Such changes, which are unpredictable and outside of our control, may cause us to incur higher compliance costs. While VAT rates have historically been increased and many countries have adopted VAT policies in recent years, any such changes to VAT rates or VAT policies could have a material adverse effect on our business, results of operations and financial condition.
Certain countries impose restrictions on the transactions and goods that are eligible for VAT refunds, such as minimum purchase amount or a list of items that are eligible for VAT refunds. An increase in the minimum purchase amount or a reduction in the list of eligible items would lead to a reduction in the number of transactions that are eligible for VAT refunds. In the event there is such a shift in any of the countries in which we operate, it would have a negative impact on our results of operations.
Our business may be adversely affected by disintermediation of TFS processes.
Disintermediation may happen if certain governments or merchants in-source the TFS process partially or entirely. Alternatively, disintermediation of the TFS process could occur if governments amend their VAT regulations to no longer require the merchant to issue tax-free forms and/or determine the eligibility of international shoppers for VAT refunds. For example, some jurisdictions (such as Belgium and France) have regulations that could provide the opportunity for “business to consumer” players to establish business models that increase the risk of disintermediation. This and other types of disintermediation may have a negative impact on our business, as our business model is reliant upon our merchant partners.
Conversely, certain countries have outsourced the export validation process. Since export validation is typically a free service provided by customs and tax authorities, this type of outsourcing could create additional costs, which could have a material adverse effect on our business, results of operations and financial condition.
Price harmonization or convergence between destination markets and home markets may adversely affect our business.
The level of spend while shopping abroad, and the willingness of international shoppers to spend abroad, are impacted by the price differential. In particular, the price differential of luxury goods is a significant factor influencing an international shopper’s purchasing decision. If the price differential between various markets is reduced, resulting in price harmonization across destination markets (such as Europe) and home markets (such as the Asia Pacific (“APAC”) region) due to changes in retail pricing policies, additional online purchasing options and access, macroeconomic factors (such as relative foreign exchange rates) or government policies (such as a reduction in import duties or consumption taxes), this could lead to a decrease in the number or size of TFS transactions, which could have a material adverse effect on our business, results of operations and financial condition.
Our TFS business is dependent on our airport concessions and agreements with agents.
More than 35% of our TFS refund locations are in airports, and we have entered into concession agreements with airport authorities for space in on-airport locations. Such agreements typically have terms of three years, may vary in pricing and do not contain exclusivity provisions. Unlike off-airport locations, where rental space is more freely available, our on-airport refund points cannot move to a nearby location should an airport impose less favorable terms on us during the renewal process or during the duration of a concession agreement. Any decision by airport authorities to increase rental costs or otherwise modify the economic terms of our concession agreements could have a material adverse effect on our business, results of operations and financial condition.

In certain cases, we are required to use an agent to offer TFS services. Our agents may attempt to modify the economic terms of our arrangements with them, which would have the effect of lowering our margins. Additional airport authorities in the future may also require us to use agents, thereby lowering our profitability.
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
On August 25, 2025, Taylor Lauber, our Chief Executive Officer, entered into a new trading plan pursuant to Rule 10b5-1 of the Exchange Act. Mr. Lauber’s Rule 10b5-1 trading plan provides for the sale from time to time of an aggregate of 22,000 shares of our Class A common stock. Mr. Lauber’s Rule 10b5-1 trading plan becomes effective on January 2, 2026 and expires on December 31, 2026, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c).
ITEM 6. EXHIBITS
The following is a list of exhibits filed as part of this Quarterly Report.
INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Shift4 Payments, Inc.	S-8	333-239042	4.1	06/09/2020

3.2	Amended and Restated By-Laws of Shift4 Payments, Inc.	S-8	333-239042	4.2	06/09/2020

3.3	Certificate of Designations of 6.00% Series A Mandatory Convertible Preferred Stock	8-K	001-39313	3.1	05/05/2025

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock.	S-1/A	333-238307	4.1	06/01/2020

4.2	Indenture, dated as of December 7, 2020, between Shift4 Payments, Inc. and U.S. Bank National Association, as trustee (and Form of Global Note).	8-K	001-39313	4.1	12/07/2020

4.3	Indenture, dated as of July 26, 2021, between Shift4 Payments, Inc. and U.S. Bank National Association, as trustee (and Form of Global Note).	8-K	001-39313	4.1	07/26/2021

4.4	Indenture, by and among Shift4 Payments, LLC, Shift4 Payments Finance Sub, Inc., the subsidiary guarantors named on the signature pages thereto and U.S. Bank Trust Company, National Association, as trustee, dated August 15, 2024 (and Form of Note).	8-K	001-39313	4.1	08/15/2024

4.5	Indenture, dated as of May 16, 2025, among the Issuers, the subsidiary guarantors named on the signature pages thereto and U.S. Bank Trust Company, National Association, as trustee, and U.S. Bank Europe DAC, UK Branch, as registrar, transfer agent and paying agent.	8-K	001-39313	4.3	05/16/2025

10.1	Employment Agreement by and between Shift4 Payments, Inc. and Christopher Cruz, dated August 5, 2025					*

10.2	Employment Transition and Release Agreement by and between Shift4 Payments, Inc. and Nancy Disman, dated August 5, 2025					*

10.3	Employment Agreement by and between Shift4 Payments, Inc. and Jordan Frankel, dated August 5, 2025					*

10.4#	Amendment No. 1 to Settlement Line Credit Agreement, dated as of September 26, 2025, by and between Shift4 Payments, LLC, as the borrower, and Citizens Bank N.A., as the lender	8-K	001-39313	10.1	09/30/2025

31.1	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*

104	Cover Page Interactive Data File (formatting as Inline XBRL and contained in Exhibit 101).					*

* Filed herewith.
** Furnished herewith.
#    Schedules (and/or similar attachments) to this exhibit have been omitted pursuant to Regulation S-K, Item 601(a)(5). The Company undertakes to furnish supplemental copies of any of the omitted schedules or similar attachments upon request by the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Shift4 Payments, Inc.

		By:	/s/ Taylor Lauber
Taylor Lauber
Date:	November 6, 2025		Chief Executive Officer (principal executive officer)

		By:	/s/ Christopher N. Cruz
Christopher N. Cruz
Date:	November 6, 2025		Chief Financial Officer (principal financial officer)

		By:	/s/ James Whalen
James Whalen
Date:	November 6, 2025		Chief Accounting Officer (principal accounting officer)