Form 10-K
period 2025-12-31
Shift4 Payments, Inc.
filed 2026-02-27
CIK 1794669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________________________
FORM 10-K
_________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Yes ☐ No ☒
The aggregate market value of the registrant’s Class A common stock held by non-affiliates, based on the closing sale price as reported on the New York Stock Exchange on June 30, 2025, the last business day of the registrant’s most recent completed second fiscal quarter, was approximately $6.4 billion. As of February 19, 2026, there were 81,239,315 shares of the registrant’s Class A common stock, $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
Specifically identified portions of the registrant’s definitive proxy statement for the 2026 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

SHIFT4 PAYMENTS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). All statements other than statements of historical fact contained in this Annual Report, including, without limitation, statements relating to our position as a leader within our industry, our future results of operations and financial position, business strategy and plans, the anticipated benefits of and costs associated with recent acquisitions and the timing of pending acquisitions, objectives of management for future operations and activities, including, among others, statements regarding expected growth, international expansion, future capital expenditures, debt covenant compliance, financing activities, debt service obligations, the Simplification Transactions, the Company Benefits, future negotiations with our Founder, and the timing of any of the foregoing, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
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

SUMMARY RISK FACTORS
Our business is subject to numerous risks and uncertainties, including those described in Part I Item 1A. “Risk Factors” in this Annual Report. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:
•we may be unable to integrate the Global Blue Group Holding AG business successfully or realize the synergies and related benefits of the Global Blue Merger (as defined herein);
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
•we are subject to financial services laws and regulations in various jurisdictions. We may also be subject to laws and regulations relating to cryptocurrencies in various jurisdictions where we conduct our business. Such laws and regulations can be complex, are subject to change, and complying with them across various jurisdictions imposes operational, time, and cost constraints on our business. Our actual or perceived failure to comply with such obligations could harm our business and/or result in reputational harm, loss of customers, material financial penalties and legal liabilities;
•we may not be able to continue to expand our share of the existing payment processing markets or expand into new markets which would inhibit our ability to grow and increase our profitability;
•as we expand into new markets, we are subject to additional risks associated with our international operations, including compliance with and changes in foreign regulations and governmental policies;
•our services and products must integrate with a variety of operating systems, software, devices, and web browsers, and our business may be materially and adversely affected if we are unable to ensure that our services interoperate with such operating systems, software, devices, and web browsers; and
•we depend, in part, on our merchant and software partner relationships and strategic partnerships with various institutions to operate and grow our business. If we are unable to maintain these relationships and partnerships, our business may be adversely affected.

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
•“Founder” refers to Jared Isaacman, our founder, former Chief Executive Officer, former Executive Chairman, and the sole stockholder of Rook.
•“IPO” refers to our initial public offering of shares of Class A common stock, completed on June 9, 2020.
•“LLC Interests” refers to the common units of Shift4 Payments, LLC.
•“2020 Reorganization Transactions” refer to certain organizational transactions that we effected in connection with our IPO in June 2020.
•“Simplification Transactions” refer to certain organizational transactions that we effected in connection with the collapse of our Up-C structure and conversion of our Founder’s and Rook’s share of Class B and Class C common stock to Class A common stock in January 2026.
•“Rook” refers to Rook Holdings Inc., a Delaware corporation wholly-owned by our Founder and for which our Founder is the sole stockholder.
•“Searchlight” refers to Searchlight Capital Partners, L.P., a Delaware limited partnership, and certain of its affiliated funds.

PART I
ITEM 1. BUSINESS
Our Company
At Shift4, our mission is to boldly redefine commerce by simplifying complex payments ecosystems across the world. We are a leading independent provider of software and payment processing solutions in the U.S. and we are expanding our payment processing solutions to international markets.
As a result of the acquisition of Global Blue Group Holding AG (“Global Blue”) in the third quarter of 2025 (“Global Blue Merger”) we are also a leader in tax-free shopping (“TFS”). Global Blue is a leading technology and travel services platform, primarily providing TFS, dynamic currency conversion, and payments solutions to many of the world’s largest retail brands.
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
Our revenue is predominantly recurring due to the nature of our business model. The majority of our revenue is derived from processing fees, which are charged either as a percentage of volume and/or as a fee per transaction. Additionally, we generate subscription revenue from licensing our POS software, business intelligence tools, payment device management, and other technology solutions. Our merchant base is diversified, with no single merchant accounting for more than 3% of our total revenue in recent years.

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
Through our proprietary gateway, our payments platform is integrated with hundreds of software suites including some of the largest and most recognized software providers in the world. In addition, we enable connectivity with the largest payment processors, alternative payment rails and many different payment devices. Our payments platform includes market-leading security features that help prevent consumer card data from entering the merchant’s environment.
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
•SkyTab Venue – Our mobile-first technology solution provides stadium, theme park and entertainment venues with a frictionless commerce experience. Our SkyTab Venue solutions include mobile ordering, countertop POS, self-service kiosk, and digital wallet to facilitate food and beverage, merchandise, and loyalty all within a white-labeled technology application that is fully integrated with our secure end-to-end payment processing platform.
•Lighthouse – Our cloud-based suite of business intelligence tools includes customer engagement, social media management, online reputation management, scheduling and product pricing, as well as extensive reporting and analytics.
•The Giving Block – Our cryptocurrency donation marketplace allows donors to easily gift a variety of cryptocurrencies to approximately 2,400 charities.
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
•TFS Services – We provide a cloud-based solution that facilitates the value-added tax (“VAT”) refund process for both merchants and travelers, enhancing cross-border commerce. TFS allows non-resident travelers to receive a refund of the total VAT paid, less a commission. Our flexible, scalable, and highly integrated platform allows it to facilitate payment processing through its integrations with more than 40 acquirers and PSP partners and more than 250 POS partners and transaction processing through 13 scheme integrations, as well as provides a validation engine for customs and authorities through integrations with over 20 customs validation export software platforms. We intend to continue to innovate to bring leading products and solutions to the market.
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
•Independent software vendors – Our solutions are connected into hundreds of integrations with market-leading software providers, including some of the largest and most recognizable technology companies in the world. By integrating our payments platform into their software suites, our ISVs are able to sell a comprehensive solution to the merchant at an attractive price point.
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
We are selective in identifying and choosing our VAR partners, and we seek to align our business objectives with those that have strong networks, local expertise, high-quality merchant portfolios, and trusted relationships. Our network of VARs provide a consistent and extensive source of new merchant acquisition, with no single VAR accounting for more than 2% of our revenue for the year ended December 31, 2025.
Our compelling value proposition enables our partners to extend attractive arrangements to our merchants. For merchants that subscribe to our end-to-end payments offering, our partners can offer gateway and technology solutions as value-added features included in the price of our payments offering. We believe that enabling our partners to provide a cost-effective and comprehensive bundle of solutions best supports their ability to sell our solutions and grow their businesses.
Operations and Support Services
Our operations infrastructure is designed to deliver high-quality experiences to our customers and to drive efficiencies throughout the entire payment ecosystem. We leverage our vast history in the hospitality sector, as well as our enterprise domain expertise, to ensure our obligations to our customers are maintained and fulfilled effectively. Our operations and support services include:
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

Growth Strategy

Our recent growth has been fueled by a combination of focused strategic initiatives:

Expanding Volume – We aim to accelerate growth by increasing the volume processed through our integrated platform across diverse verticals, including restaurants, hospitality, venues, specialty retail, and e-commerce. In addition to converting gateway customers to full end-to-end processing, we leverage hundreds of unique software integrations to share data with merchants’ product suites and enhance the customer experience. We plan to continue expanding our proprietary software integrations, which we believe provides a competitive advantage in attracting and retaining merchants. These integrations, along with the diversification of our merchant base, are cornerstones of our long-term growth strategy.

Merchant Acquisition and Retention – We focus on acquiring new merchants with innovative and scalable solutions while retaining existing customers through high-value tools that enhance their operations and reduce the incentive to switch providers. Our scale enables us to offer new merchants free hardware and other financial incentives, easing their transition from current providers.

Technology and Product Innovation – We continuously evolve our product offerings, such as SkyTab and advanced business intelligence tools, to address the changing needs of our merchants and empower them to grow their businesses, which increases volume.

Global Expansion – We are actively extending our footprint into international markets. In 2023, we acquired Credorax, Inc., operating as Finaro, which specializes in integrated acquiring and payment processing services for merchants in Europe and the United Kingdom. Finaro has provided the global infrastructure and technology to support our international expansion. The acquisition of Global Blue also provided us with tens of thousands of merchant relationships throughout the world that we can potentially cross sell payment services to.

Mergers and Acquisitions (“M&A”) and Strategic Partnerships – We leverage acquisitions and strategic partnerships to expand our presence and integrate complementary capabilities. Some of our recent acquisitions have directly supported our global expansion efforts.

We believe these initiatives combine organic growth, technological innovation, and strategic expansion to best position us for success.
Competition
We compete in a highly competitive industry with a range of providers. For certain services and solutions, including end-to-end payments, we compete with non-integrated payment processors (such as Chase Paymentech, Elavon, Worldpay, Fiserv and Global Payments) and integrated payment providers (such as Adyen, Lightspeed, Shopify, Square and Toast). For our hospitality gateway offering, we compete with Elavon and FreedomPay, among others. For our TFS offering we compete with other TFS providers, and with a limited number of merchants and governments that provide TFS services in-house.
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
Seasonality
Our operating results and operating metrics are subject to seasonality based on historic patterns of consumer and business traveler spending behaviors coupled with exposure to seasonality experienced by our mix of merchants. In the past, we have experienced seasonal fluctuations in our quarterly revenue with revenue typically strongest in our second and third quarters and weakest in our first quarter. As we expand into new verticals and geographies, we expect to continue to experience seasonal fluctuations. Other factors influencing our quarterly seasonality include the timing of specific holidays in a given year, the number of business days in a quarter, and the proportion of our volume derived from various merchant businesses. Historically, the TFS business experiences seasonality, with the summer months typically being a high season of travel, resulting in increased working capital needs. As a result, we expect our TFS revenues earned in the third quarter of the year will usually be greater than other quarters of the financial year.
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

Card associations and payment networks and their member financial institutions regularly update and generally expand security expectations and requirements related to the security of cardholder data and environments. We are also subject to network operating rules promulgated by the National Automated Clearing House Association relating to payment transactions processed by us using the Automated Clearing House Network and to various state, federal, and foreign laws regarding such operations, including laws pertaining to electronic benefits transactions. We are subject to audit by our partner financial institutions for compliance with the rules and guidelines. Our sponsor financial institutions have substantial discretion in approving certain aspects of our business practices, including the terms of our agreements with our Automated Clearing House processing.
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
Unfair trade practice regulations
We, our partners and certain of our merchants are subject to various federal, state, and international laws prohibiting unfair or deceptive trade practices.
In the U.S., Section 5 of the Federal Trade Commission Act and the prohibition against unfair, deceptive, or abusive acts or practices (“UDAAPs”) under the Dodd-Frank Act, and prohibiting misrepresentations and other activities related to telemarketing, such as the Telemarketing Sales Act. Various regulatory agencies, including the Federal Trade Commission (“FTC”) and state attorneys general, have authority to take action against parties that engage in unfair or deceptive trade practices or violate other laws, rules, and regulations, and to the extent we are processing payments for a client that may be in violation of laws, rules, and regulations, we may be subject to enforcement actions and incur losses and liabilities that may impact our business. For example, all persons offering or providing financial services or products to consumers, directly or indirectly, can be subject to the prohibition against UDAAPs. The CFPB has enforcement authority to prevent an entity that offers or provides consumer financial services or products or a service provider from committing or engaging in UDAAPs, including the ability to engage in joint investigations with other agencies, issue subpoenas and civil investigative demands, conduct hearings and adjudication proceedings, commence a civil action, grant relief (e.g., limit activities or functions; rescission of contracts), and refer matters for criminal proceedings.

Other jurisdictions in which we, our partners and our merchants operate also impose similar legal and regulatory requirements relating to unfair trade practices, in particular in the context of business-to-consumer (“B2C”) relationships. For example, the EU Unfair Commercial Practices Directive prohibits B2C actions that are contrary to professional diligence and distort consumer behavior, including banning misleading actions/omissions, aggressive tactics, and a “blacklist” of specific unfair practices across all EU member states. The UK Consumer Rights Act 2015 and the UK Digital Markets, Competition and Consumers Act 2024 contain similar requirements and prohibitions designed to protect consumers from unfair trading and regulate unfair terms in consumer contracts. Sector-specific requirements may also apply in relation to B2C relationships, such as the UK Financial Conduct Authority’s consumer duty, which requires relevant FCA-regulated firms to act to deliver good outcomes for retail customers by reference to three cross-cutting rules that explain how relevant firms should act in relation to the manufacture and distribution of financial products and services, price and value, consumer understanding, and consumer support.
Under EU competition laws and the competition laws of other international jurisdictions (to the extent such laws exist), regulators can investigate parties for anti-competitive practices and/or abuse of dominant position. Accordingly, there is a possibility of future litigation and/or investigations by competition authorities into our behavior in any market, including where we may be considered to hold a dominant position. Private litigants may also seek damages for certain breaches of competition law through civil courts, as provided by EU competition laws and the laws of other jurisdictions. Were any finding or rulings to be made against us, we could be required to pay damages and fines, which could be substantial, and/or we could be required to alter any behavior determined to be abusive or anti-competitive, both of which could have a material adverse effect on our business, prospects, financial condition and results of operations.
Anti-money laundering, anti-bribery, sanctions, and counter-terrorist regulations
We are contractually required to comply with the anti-money laundering laws and regulations in certain countries, and in others where we hold regulatory licenses, our relevant subsidiaries are directly subject to them. For example, in the U.S., we comply with certain provisions of the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, and its implementing regulations (collectively “the BSA”) which are enforced by the Financial Crimes Enforcement Network, a bureau of the U.S. Department of the Treasury and the U.S. Department of Justice. Our Maltese Financial Institution licensed entity is directly required to comply with the anti-money laundering law and regulations applicable in the EU as transposed into Maltese law by virtue of the Prevention of Money Laundering Act and the Prevention of Money Laundering and Financing of Terrorism Regulation, Chapter 373 of the laws of Malta and all subsidiary legislation emanating from it. Our UK Authorised Payment Institution is directly subject to UK anti-money laundering laws and regulations. Our Italian Payment Institution is also subject to similar requirements under Italian regulation. We are also subject to anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act (“FCPA”), which prohibits improper payments to foreign government officials and requires accurate books and records and a system of internal accounting controls, and the similar laws of other jurisdictions where we conduct business. We have policies, procedures, systems, and controls designed to promote compliance with such laws and regulations.
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
EU and UK financial services regulation
We conduct regulated payment services business in the EU via our Maltese Financial Institution licensed entity, which is subject to various ongoing Maltese financial services regulatory requirements, including the requirements of the second EU payment services directive (Directive (EU) 2015/2366, also known as “PSD2”) as transposed into Maltese law. These requirements include regulatory capital and liquidity requirements, organizational and governance requirements, conduct of business requirements, requirements relating to safeguarding of customer funds, and regulatory reporting requirements. We have policies, procedures, systems, and controls designed to promote compliance with such requirements. Our Malta Financial Institution is subject to the ongoing supervision of the Malta Financial Services Authority, which has a broad set of regulatory powers in relation to Maltese licensed Financial Institutions, including powers to conduct routine supervisory exams and inspections, undertake investigations, and take enforcement actions.

We also conduct regulated payment services business in the UK via our UK Authorised Payment Institution, which is subject to various ongoing UK financial services regulatory requirements similar to those described above in relation to our Maltese Financial Institution. We have policies, procedures, systems, and controls designed to promote compliance with such requirements. Our UK Authorised Payment Institution is subject to the ongoing supervision of the UK Financial Conduct Authority, which had a broad set of regulatory powers in relation to UK Authorised Payment Institutions, similar to those described above in relation to Malta Financial Services Authority.
Our Italian Payment Institution is also subject to similar requirements to those described above and is subject to supervision by the Bank of Italy.
Tax-Free Shopping regulations
Our tax-free shopping business operates in a complex global regulatory environment, subject to various VAT refund schemes designed primarily for non-resident tourists. These regulations govern eligibility, minimum purchase thresholds, export requirements, documentation, and refund processes, and they vary significantly by jurisdiction. Non-compliance can result in denied refunds, penalties, or operational restrictions. Changes in these regulations, such as shifts to refund-based systems or eliminations of schemes, pose risks to our business model. We are subject to regulations in major regions where tax-free shopping is prevalent, based on schemes available in approximately 50-60 countries worldwide, including Europe, Asia, the Middle East, and others.
In the EU, tax-free shopping is harmonized under the VAT Directive (Council Directive 2006/112/EC), allowing non-EU residents to reclaim VAT on eligible goods exported from the EU. Eligibility requires proof of non-EU residence (e.g., passport), and goods must be unused, for personal use, and exported within three months of purchase. VAT rates range from 17% to 27% across Member States, with minimum purchase thresholds varying (e.g., €100 in France, €70 in Italy). Retailers must issue validated tax-free forms and customs validation is required at departure. Exclusions include services, consumables used in the EU, and commercial goods. Member States handle implementation, leading to variations in procedures and fees.
Post-Brexit, the UK largely discontinued its Retail Export Scheme in 2021, eliminating VAT refunds for most tourists in Great Britain (England, Scotland, Wales). However, in Northern Ireland, limited VAT refunds (standard rate 20%) remain available under EU-aligned rules for non-EU/NI residents, with goods exported within three months. Eligibility excludes EU residents, and retailers must provide VAT 407(NI) forms. In Great Britain, refunds apply only to goods delivered directly outside the UK. Ineligible items include used goods, services, vehicles, and certain precious metals. This fragmented system increases compliance complexity for cross-UK operations.
Japan’s consumption tax refund scheme (10% rate) is transitioning to a refund-based model effective November 2026. Tourists will pay tax-inclusive prices and claim refunds at departure, with a minimum spend of 5,000 JPY on eligible goods, exported within 90 days. As of April 2025, shipped goods are ineligible. Previously, instant exemptions applied at purchase for short-term visitors.
Tax-free shopping is also available in countries like Switzerland (8% VAT, non-EU), Norway, Turkey, Thailand (7% VAT, minimum THB 2,000), and South Africa. Globally, regulations emphasize anti-fraud measures, such as digital tracking and customs validation, and prohibit refunds on services, consumables, or business purchases. Our operations must comply with local tax authority registrations, data privacy laws (e.g., GDPR in the EU), and partnerships with refund operators. Regulatory changes, such as Japan's 2026 overhaul or the UK’s post-Brexit abolition, could reduce tourist spending and/or increase administrative costs, impacting revenue.
Human Capital
Our employees are a critical driver of our ability to execute our business strategy, scale globally, and deliver long-term value to stockholders. As of December 31, 2025, we employed approximately 6,300 employees. Approximately 33% of our employees are based in the United States, and 67% are based internationally across 59 countries, reflecting our expanding global footprint in specialty payments and commerce solutions.
In 2025, we added approximately 2,500 employees through acquisitions and significantly expanded our geographic presence and product offerings. Our integration framework prioritizes workforce continuity, compliance, and operational stability. Core elements include structured onboarding, leadership-driven communication plans, standardized employment policies, and phased technology implementations. In 2025, we expanded our internal M&A governance and retention planning capabilities, enabling more disciplined integration execution across acquisitions.
Our U.S. workforce is not unionized. Following the Global Blue acquisition, certain international employees are represented by works councils, trade unions, or collective bargaining agreements in accordance with local labor laws, including in Finland, Sweden, Norway, Slovakia, Germany, France, Italy, Austria, and Morocco. These arrangements are incorporated into our workforce planning and integration processes. We experienced no material labor disruptions or work stoppages during 2025.

Leadership & Governance
Human Capital Oversight – Our human capital strategy is overseen through a centralized global human resources function led by our Chief Human Resources Officer (“CHRO”). In 2025, we strengthened governance and accountability to support workforce planning, organizational design, talent management, compensation, and compliance across regions. Data-driven processes support merit-based decision-making related to performance, compensation, and workforce analytics. Shift4’s Compensation Committee provides additional compensation guidance and oversight.
Leadership Transitions – In June 2025, Taylor Lauber was promoted from President to Chief Executive Officer, succeeding our Founder, former Executive Chairman, and former Chief Executive Officer, Jared Isaacman, as part of a planned leadership transition. In December 2025, Mr. Isaacman was appointed the 15th Administrator of the National Aeronautics and Space Administration (“NASA”), and Mr. Lauber also assumed the role of Chairman of the Board. This transition supports continuity in governance and strategic execution. Shift4 also announced the transition of Chief Financial Officer (“CFO”) Nancy Disman in 2025. Ms. Disman returned to Shift4’s Board of Directors and Christopher Cruz, a former member of our Board, succeeded her as CFO. See Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Recent Developments” for additional details.
Ethics, Compliance, and Risk Oversight – We maintain a global Code of Business Conduct and Ethics applicable to all employees, officers, and directors. The Code is supplemented by whistleblower and non-retaliation mechanisms that enable confidential reporting of concerns and reinforce ethical conduct, regulatory compliance, and accountability across our workforce. Enforcement of the Code is overseen by our Chief Legal Officer, who provides updates and reports any findings to our Board.
Human Capital Systems & Operations
HR Technology and Process Standardization – In October 2025, we implemented Workday as our unified global Human Resources Information System, replacing multiple legacy platforms across countries. Workday serves as the system of record for employee data, performance management, time tracking, benefits administration, and workforce reporting, supporting acquisition integration and improved data integrity.
Talent Strategy & Development
Workforce Planning and Talent Acquisition – Shift4 aligned workforce planning with business priorities across regions by standardizing talent acquisition processes in 2025. We launched our inaugural internship program to strengthen the early-career talent pipeline. Our recruiting efforts resulted in 841 organic new hires globally, with an 87% offer acceptance rate and 46-day average time-to-fill.
Learning & Development – In 2025, voluntary learning program participation included approximately 2,000 employees. Total course completions reached over 60,000, influenced by the conclusion of a Salesforce-focused training campaign. Our course catalog expanded to support continuous development across roles and functions. Mandatory compliance training is required of all employees to ensure regulatory compliance and ethical conduct.
Performance Management and Leadership Development – We maintain standardized mid-year and year-end performance reviews supported by centralized systems. In 2025, we enhanced performance management governance through manager performance calibration sessions, improving consistency and data quality across performance evaluations. This process mitigates individual bias and strengthens alignment between performance outcomes, compensation decisions, and business results. Year-end reviews also incorporated employee ratings of managers, reinforcing leadership accountability.
Total Rewards
Compensation Philosophy and Structure – Our compensation philosophy emphasizes market competitiveness, internal equity, and performance alignment. Base salaries are structured by job grade and function. Performance-based compensation includes a standardized Annual Incentive Plan, which was extended to new hires and additional acquired employees in 2025. Long-term incentives are provided through Restricted Stock Units for management-level roles and above.
Benefits Program – We offer a globally competitive benefits portfolio tailored to regional practices and regulatory requirements. U.S. benefits include medical, dental, and vision coverage; a 401(k) plan with a 100% company match up to 4%; paid time off; inclusive parental leave; and volunteer time off. European employees participate in local pension programs. Additional programs include tuition reimbursement, financial literacy resources, and global Employee Assistance Programs providing 24/7 counseling and crisis support.
Program Administration and Governance – Total rewards governance was strengthened in 2025 through enhanced documentation, training, cross-functional coordination, and the appointment of a Vice President of Total Rewards, supporting scalable administration and compliance during continued growth.

Culture and Employee Engagement
Organizational Values and Culture – Our culture is guided by the Shift4 Way, which defines our mission, vision, values, and operating philosophies. Core values—Boldness, Excellence, Ownership, and Trust—are reinforced through leadership expectations, performance management, and standardized operating practices, supporting accountability and execution discipline across a growing global workforce.
Engagement Measurement and Feedback – Shift4’s employees annually complete a global employee engagement survey. The results guided leadership in implementing initiatives to improve change management communication, operational efficiency, recognition programs, and transparency around compensation structures and career development. Leadership actively reviews survey findings to inform strategies that foster employee engagement and workforce retention.
Global Workforce and Workplace Environment – Shift4’s efforts focus on fostering a global workforce and ensuring equal opportunity in compliance with applicable employment laws. Approximately 40% of our employees identify as female. In 2025, membership in Employee Inclusion Networks expanded by 33% with the launch of the Asian & Pacific Islanders Collective, which is open to all employees. These networks serve a critical role in advancing inclusion and cultivating a sense of belonging throughout the organization.
Shift4Cares – In 2025, Shift4Cares engaged employees in diverse community service projects spanning education, healthcare, hunger relief, and support for families in need. In addition to volunteer efforts, Shift4 provided targeted financial support to charitable organizations. This program exemplifies our commitment to corporate social responsibility and strengthens ties between our workforce engagement and company values.
Health, Safety, & Well-Being – We maintain health and safety practices aligned with local regulations and operate a hybrid workplace model, requiring employees near major hubs to work in the office four days per week to support collaboration and execution across global teams.
Available Information
Our website address is www.shift4.com. In addition to the information about us and our subsidiaries contained in this Annual Report, information about us can be found on our website. Our website and information included in or linked to our website are not part of this Annual Report.
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge through our website at investors.shift4.com as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Additionally, the SEC maintains a website that contains reports, proxy and information statements, and other information. The address of the SEC’s website is www.sec.gov.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS AND DIRECTORS
The following table provides information regarding our executive officers and members of our board of directors (the “Board”) as of the date of this Annual Report:

Name	Age	Position(s)
Taylor Lauber	42	Chief Executive Officer and Chairman of the Board
Christopher Cruz	41	Chief Financial Officer
Jordan Frankel	43	Chief Legal Officer
Sam Bakhshandehpour	50	Director
Seth Dallaire	55	Director
Karen Roter Davis	53	Director
Nancy Disman	55	Director
Sarah Goldsmith-Grover	61	Director
Jonathan Halkyard	61	Director

Executive Officers and Directors
Taylor Lauber has served as Shift4 Payments, Inc.’s Chief Executive Officer since June 2025 and Chairman of the Board since December 2025. Mr. Lauber joined the Board in June 2025 and served as President from February 2022 until June 2025, and Chief Strategy Officer from its formation to 2024. He previously served as Senior Vice President, Strategic Projects of Shift4 Payments, LLC from 2018 to 2022. Prior to joining Shift4, from 2010 to 2018, he served as a Principal at The Blackstone Group, L.P. Mr. Lauber also spent from 2005 to 2010 at Merrill Lynch as a Financial Advisor, where he advised numerous Fortune 500 companies and their executives on capital markets transactions. Mr. Lauber has passed the Series 7 General Securities Representative Exam, Series 66 Uniform Combined State Law Exam and Series 27 Financial and Operations Principal Exam, all administered by the Financial Industry Regulatory Authority, Inc. He holds a Bachelor of Economics and Finance from Bentley College.
Christopher N. Cruz has served as Shift4 Payments, Inc.’s Chief Financial Officer since September 2025 and previously served as a member of the Board since its formation. He previously served as a Partner at Searchlight Capital Partners, L.P., a global alternative investment management firm, from 2011 until September 2025. From 2008 to 2010, Mr. Cruz served on the investment team at Oaktree Capital Management, a global alternative investment management firm. Prior to that, Mr. Cruz was in the leveraged finance and restructuring group at UBS Investment Bank, from 2006 to 2008. Mr. Cruz also serves on the board of Neon Aggregator LP (parent of Ouro Global, Inc.) as of August 2022. Mr. Cruz previously served on the boards of Sightline Payments from December 2020 to February 2025, Flowbird Group from February 2022 to January 2025, and M&M Food Market from July 2014 to February 2022. He holds a Bachelor of Arts in Honors Business Administration from the Richard Ivey School of Business at the University of Western Ontario.
Jordan Frankel has served as Shift4 Payments, Inc.’s Chief Legal Officer since August 2025 and previously served as Secretary and General Counsel since its formation, and as General Counsel and Executive Vice President, Legal, Risk and Compliance since 2014 to August 2025. From 2011 to 2019, Mr. Frankel also served as a member of the board of directors of Draken International, a provider of contract air services. He holds a Bachelor of Finance and Marketing from the Syracuse University’s Martin J. Whitman School of Management and a Juris Doctor and Master’s in Business Administration from the Quinnipiac University’s School of Law and Quinnipiac University Lender School of Business, respectively.
Sam Bakhshandehpour has served as a member of the Board since October 2022. Since February 2026, Mr. Bakhshandehpour has served as the President of Local Merchants for Bilt Technologies, Inc. In his current capacity, Mr. Bakhshandehpour leads the execution of company expansion across dining, hotels, travel, retail and neighborhood commerce. From 2020 until February 2026, Mr. Bakhshandehpour served as the Chief Executive Officer and board member of José Andrés Group (f/k/a ThinkFoodGroup). Over the past decade, Mr. Bakhshandehpour served José Andrés Group as an operating partner, advisor and investor. Since 2015, Mr. Bakhshandehpour has also been the Chief Executive Officer & Managing Partner of Silverstone, a vertically integrated hospitality and lifestyle investment firm. From 2012 to 2015, Mr. Bakhshandehpour served as President, Chief Executive Officer and Board Member of SBE Entertainment, a Colony Capital portfolio company, where he was responsible for SBE Entertainment’s global operations across the hotel, restaurant and entertainment divisions. Since October 2023, Mr. Bakhshandehpour has served as a member on the advisory board of Fiserv, Inc., a financial services company. Mr. Bakhshandehpour is also a member of Boutique & Luxury Lodging Association (BLLA)’s 2025 Advisory Board and Food & Beverage Committee. From 2014 to September 2021, Mr. Bakhshandehpour served as a member of the board of directors of the New Home Company, a homebuilder focused on the design, construction and sale of homes in major metropolitan areas. Mr. Bakhshandehpour holds a Bachelor of Science degree in Business Administration from Georgetown University’s McDonough School of Business. We believe Mr. Bakhshandehpour is qualified to serve on our Board due to his experience in leading companies in the finance and hospitality industries and his knowledge of the board and corporate governance practices of other organizations.
Seth Dallaire has served as a member of the Board since February 2025. Mr. Dallaire is Walmart’s executive vice president and chief growth officer. From October 2021 to October 2024, Mr. Dallaire served as executive vice president and chief revenue officer of Walmart U.S. Prior to joining Walmart, Mr. Dallaire served as Instacart’s chief revenue officer from October 2019 to October 2021. Prior to Instacart, Mr. Dallaire held leadership roles at Amazon until October 2019, including vice president of global advertising sales and marketing from 2012 to 2019. Before Amazon, Mr. Dallaire led sales teams for Yahoo! and Microsoft. Mr. Dallaire received his Bachelor of Arts from Vassar College and Master of Business Administration from New York University. We believe Mr. Dallaire is qualified to serve on our Board of Directors due to his extensive experience in leadership positions and insight acquired from working in global corporations.

Karen Roter Davis has served as a member of the Board since August 2021. Ms. Davis is a Managing Partner at Entrada Ventures, a venture capital firm investing in high growth enterprise and industrial technology companies. Ms. Davis spent over a decade in senior leadership at Alphabet from 2003 to 2008 and from 2016 to 2022, overseeing Google’s internal operations for its groundbreaking IPO and driving growth of some of the company’s most successful new businesses, most recently as a Director at X (formerly Google X). In addition to her Entrada-related boards, she serves on the board of 360Learning S.A., where she is a member of the audit and M&A and finance committees, and she previously served on the board of Innovyze, acquired by Autodesk, where she was chair of the audit committee and member of the compensation committee. Ms. Davis earned her MBA from Kellogg School of Management at Northwestern University, her Juris Doctor from Northwestern University School of Law, and her Bachelor of Arts from Princeton University’s School of Public & International Affairs. Ms. Davis is certified in Cybersecurity Oversight by Carnegie Mellon’s Software Engineering Institute and the National Association of Corporate Directors. We believe Ms. Davis is qualified to serve on our Board due to her two decades of experience in the technology industry and her various senior leadership and advisory roles spanning startups to global corporations.
Nancy Disman has served as a member of the Board from June 2020 to August 2022, and since September 2025. Ms. Disman previously served as Shift4 Payments, Inc.’s Chief Financial Officer between August 2022 and September 2025. From November 2017 to August 2022, Ms. Disman was the Chief Financial Officer and Chief Administrative Officer of Intrado Corporation, a provider of cloud-based technology. From April 2016 to March 2017, Ms. Disman served as the Chief Financial Officer and Chief Administrative Officer of the Merchant Acquiring Segment of Total System Services, Inc. (“TSYS”), a global provider of payment solutions, and from June 2014 to March 2016, Ms. Disman was the Chief Financial Officer of TransFirst, a merchant account provider in the credit card processing industry, prior to its acquisition by TSYS. Ms. Disman has also served as a member of the Audit Committee of the Board of Managers of West Technology Group LLC since August 2022. She holds a Bachelor of Science in Business Administration and Accounting from the State University of New York at Albany and is a Certified Public Accountant in the State of New York. We believe Ms. Disman is qualified to serve on our board of directors due to her experience as our previous Chief Financial Officer and in leading other companies in the payments industry, in addition to her knowledge in finance and accounting.
Sarah Goldsmith-Grover has served as a member of the Board since June 2020 and from April 2021 to May 2021 served as our Interim Chief Marketing Officer. Ms. Grover is Principal of Sarah Grover, Inc., a strategic advisory firm focused on growth and transformation within the global hospitality industry. She brings more than 25 years of executive experience leading brand, marketing, and operational strategy for high-growth consumer and global restaurant companies. Ms. Grover spent the majority of her career at California Pizza Kitchen, where she held a series of senior leadership roles, including Executive Vice President and Chief Brand & Concept Officer. During her tenure, she played a key role in scaling the business from a regional 10-unit concept to a $600 million global brand, and successfully navigating multiple private equity and public company transitions. Recognized as a thought leader in brand strategy and customer engagement, Ms. Grover was named to Advertising Age’s Marketing 50, and was recognized in 2020 as one of the Top 25 Executives in Casual Dining. She currently serves on the boards of ChowNow, Black Rock Coffee Bar, the UCLA Annual Restaurant Conference and the non-profit, Support + Feed. She holds a Bachelor of Arts in Communications from DePauw University. We believe Ms. Grover is qualified to serve on our Board due to her experience and insight acquired from leading companies in the restaurant and consumer industries.
Jonathan Halkyard has served as a member of the Board since June 2020. Mr. Halkyard has served as the Chief Financial Officer of MGM Resorts International since January 2021. From September 2013 to November 2019, Mr. Halkyard held various senior management positions at Extended Stay America, Inc., an integrated hotel owner and operator, including Chief Executive Officer, Chief Financial Officer and Chief Operating Officer. Mr. Halkyard has also served as a member of the board of directors of Dave & Buster’s Entertainment, Inc., a restaurant and entertainment business, since September 2011 until June 2021, including as the chair of its nominating and governance committee and member of its finance committee since June 2016, and as a member of its audit committee since September 2013. Mr. Halkyard has also served as a member of the board of directors of MGM China holdings Limited, an investment holding company principally engaged in the development and operation of casino games of chance in Macau, since June 2021. He previously served on the boards of directors of Extended Stay America, Inc., an operator of an economy apartment hotel chain, and ESH Hospitality, Inc., a real estate investment trust and the owner of the hotels, from January 2018 to November 2019. He holds a Bachelor of Arts in Economics from Colgate University and a Master’s in Business Administration from Harvard Business School. We believe Mr. Halkyard is qualified to serve on our board of directors due to his experience in leading companies in the finance and hospitality industries and his knowledge of the board and corporate governance practices of other organizations.

ITEM 1A. RISK FACTORS
Investing in our Class A common stock or our Preferred Stock involves a high degree of risk. You should carefully consider the risks described below, the other information in this Annual Report, including our consolidated financial statements and the related notes, as well as our other public filings with the SEC, before deciding to invest in our Class A common stock or our Preferred Stock. The occurrence of any of the events described below could harm our business, financial condition, results of operations, liquidity or prospects. In such an event, the market price of our Class A common stock or our Preferred Stock could decline, and you may lose all or part of your investment.
Business risks
We may be unable to integrate the Global Blue business successfully or realize the anticipated synergies and related benefits of the Global Blue Merger.
The Global Blue Merger involved the combination of two companies that previously operated as independent companies. We may be unable to successfully operate Global Blue’s business or integrate it into its own operations as a combined company or achieve the desired benefits and synergies from the transaction.
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
As a result of the Global Blue Merger, the combined company may experience impacts on relationships with customers, suppliers and distributors that may harm the combined company’s business and results of operations. Certain suppliers or distributors may seek to terminate or modify contractual obligations following the Global Blue Merger whether or not contractual rights are triggered as a result of the Global Blue Merger. There can be no guarantee that customers, suppliers and distributors will remain with or continue to have a relationship with the combined company or do so on contractual terms amenable to us following the Global Blue Merger. If any suppliers or distributors seek to terminate or modify contractual obligations or discontinue their relationship with the combined company, then the combined company’s business and results of operations may be harmed.

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
TFS is a competitive industry and we may lose merchant accounts to our competitors.
Our TFS business competes primarily with other TFS providers and also competes with a limited number of merchants that provide TFS services in-house and governments that in-source the TFS process. The number of our competitors in the TFS business and the extent of their operations have been increasing in recent years, including a number of mobile app-based providers (i.e., technology start-ups) looking to disrupt the TFS business, and we expect them to continue to try to expand their operations. Our international payments business, on the other hand, competes with a wide variety of businesses of varying sizes, including online competitors providing omnichannel payment and currency conversion services to businesses and directly to individuals, often at better rates of exchange. Similarly, our Post-Purchase Solutions businesses compete with a large number of competitors, including in respect of the retail returns, e-receipts and online post-purchase process.
Actions taken by our competitors, as well as actions taken by us to maintain competitiveness, have placed and will continue to place pressure on our pricing, margins and profitability, as well as the availability and attractiveness of key contracts. In particular, certain competitors of our TFS business may offer a higher revenue share to merchants, which may be attractive to some merchants. This may require us to adjust the percentage of revenue sharing with such counterparties or lose merchant relationships. Our agreements with merchants do not contain exclusivity clauses, which makes it easier for competitors to establish relationships with the merchants that are part of our network. Our agreements with merchants are also generally short- to medium-term contracts, generally lasting three years on average. Upon scheduled renewal of a contract or during the term of a contract, we may face pressure regarding pricing or other contractual terms, making it more difficult to retain merchants on favorable terms, or we may be unable to renew contracts with merchants on satisfactory terms. If we lose existing merchant relationships or a sufficient number of key merchant partners, or if we are unable to renew existing contracts upon expiry at attractive terms or at all, this could have a material adverse effect on our business, results of operations and financial condition.
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
Certain competitors could use strong positions in one or more industries to gain a competitive advantage over us by integrating competing platforms or features into products that they control, including but not limited to search engines, web browsers, mobile device operating systems, and social networks, by making acquisitions, or by making access to our platform more difficult. Further, current and future competitors could choose to offer a different pricing model, or to undercut our prices, in an effort to increase their market share. Failure to compete effectively against any of these or other competitive threats could adversely affect our business, financial condition or results of operations.
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

A decrease in VAT rates or changes in VAT or VAT refund policies in countries in which our TFS business operates could negatively affect our TFS business.
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
Price harmonization or convergence between destination geographies and home geographies may adversely affect our business.
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
Our TFS business is also subject to varying levels of supervision and regulation in the territories in which TFS services are offered. For instance, certain of our TFS operations rely on local licenses, authorizations and government agreements and any adverse changes to such licensing or authorization requirements or government agreements may result in a loss of, or adverse changes to, such operations. We currently holds licenses or government agreements to operate TFS services in Argentina, the Bahamas, Colombia, Cyprus, Denmark, Finland, France, Iceland, Korea, Latvia, Lebanon, Morocco, Peru, Poland, Singapore, Spain, Turkey and Uruguay.
Failure to obtain or maintain a license, be awarded a government tender in a particular location or comply with industry body standards, could preclude us from offering our TFS and/or payments businesses in that location or subject us to fines and penalties under local laws.
Our costs of compliance would also increase if countries were to adopt legislation requiring us to obtain licenses or government contracts to conduct TFS services, or if more of the countries in which we operate were to treat our Dynamic Currency Conversion (“DCC”) services as a regulated business and require a license to offer currency conversion. Any material increase in the costs associated with obtaining and maintaining licenses or government contracts, or penalties for failure to comply, as a result of a change in law or otherwise, could force us to leave the relevant jurisdiction or lead to the payment of fines, which could have a material adverse effect on our business, results of operations and financial condition.

Our business may be adversely affected by disintermediation of TFS processes.
Disintermediation may happen if certain governments or merchants in-source the TFS process partially or entirely. Alternatively, disintermediation of the TFS process could occur if governments amend their VAT regulations to no longer require the merchant to issue tax-free forms and/or determine the eligibility of international shoppers for VAT refunds. For example, some jurisdictions (such as Belgium and France) have regulations that could provide the opportunity for “business to consumer” players to establish business models that increase the risk of disintermediation. This and other types of disintermediation may have a negative impact on our TFS business, as its business model is reliant upon its merchant partners.
We are exposed to fluctuations in inflation, which could negatively affect our business, financial condition and results of operations.
The U.S. experienced historically high levels of inflation from 2021 through 2023. According to the U.S. Department of Labor, the annual inflation rate for the U.S. was 2.7% for the twelve months ended December 31, 2025. While inflation has decreased in 2024 and 2025, if the inflation rate increases again, it will likely affect our expenses, including, but not limited to, increased employee compensation expenses and costs for supplies. In the event inflation increases, we may seek to increase the sales prices of our products and services in order to maintain satisfactory margins. Any attempts to offset cost increases with price increases may reduce sales, increase customer dissatisfaction, or otherwise harm our reputation. Moreover, to the extent inflation has other adverse effects on the market, it may adversely affect our business, financial condition and results of operations.
Our ability to anticipate and respond to changing industry trends and the needs and preferences of our merchants and consumers may adversely affect our competitiveness or the demand for our products and services.
The financial services, payments and payments technology industries are subject to rapid technological advancements, resulting in new products and services, including mobile payment applications and customized integrated software payment solutions, and an evolving competitive landscape, as well as changing industry trends and the needs and preferences of our merchants and consumers. We expect that new services and technologies applicable to the financial services, payments and payment technology industries will continue to emerge, and external factors may accelerate such emergence. These changes may limit the competitiveness of and demand for our services. Also, our merchants continue to adopt new technology for business. We must anticipate and respond to these changes in order to remain competitive within our relative industries. In addition, failure to develop value-added services that meet the needs and preferences of our merchants could adversely affect our ability to compete effectively in our industry. Any new solution we develop or acquire might not be introduced in a timely or cost-effective manner and might not achieve the broad market acceptance necessary to generate significant revenue. In addition, these solutions could become subject to legal or regulatory requirements, which could prohibit or slow the development and provision of such new solutions and/or our adoption thereof. Furthermore, our merchants’ potential negative reaction to our products and services can spread quickly through social media and damage our reputation before we have the opportunity to respond. Improving and enhancing the functionality, performance, reliability, design, security and scalability of our platform is expensive, time-consuming and complex, and to the extent we are not able to do so in a manner that responds to our merchants’ evolving needs, our business, financial condition and results of operations will be adversely affected. If we are unable to anticipate or respond to technological or industry standard changes on a timely basis, our ability to remain competitive could be adversely affected.
Our use of artificial intelligence and machine learning tools may subject us to regulatory requirements and additional risks and may adversely impact our reputation and the performance of our products, service offerings and business.
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
In addition, the regulatory framework for artificial intelligence is rapidly evolving as many federal, state and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Existing laws and regulations may be interpreted in ways that would affect the operation of our artificial intelligence technologies or could be rescinded or amended as new administrations take differing approaches to evolving artificial intelligence. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet completely determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations. In Europe, the EU Artificial Intelligence Act (the “EU AI Act”) establishes a comprehensive, risk-based governance framework for artificial intelligence in the EU market, with the majority of substantive requirements applying from August 2, 2026. The EU AI Act applies to companies that develop, use and/or provide AI in the EU. Requirements are dependent on the AI use case and fines of up to 3% of worldwide annual turnover or 15 million euros (whichever is higher) can apply for breaches of requirements applicable to high-risk AI use cases. Once fully applicable, the EU AI Act, together with developing guidance and/or decisions in this area, may affect our use of artificial intelligence and our ability to provide, improve or commercialize our services, require additional compliance measures and changes to our operations and processes, result in increased compliance costs and potential increases in civil claims against us, and could adversely affect our business, operations and financial condition.
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
Our costs of compliance would also increase if countries were to adopt legislation requiring us to obtain licenses or government contracts to conduct TFS services, or if more of the countries in which we operate were to treat our Dynamic Currency Conversion (“DCC”) services as a regulated business and require a license to offer currency conversion.
Our international payments business also depends on the involvement of card schemes, such as Visa or MasterCard, which act as intermediaries between Acquirers. If there is an increase in the prevalence of foreign exchange cards, which aim to provide currency conversion services at better foreign exchange rates or with lower fees than traditional cards, the number of travelers using our payments business could decrease. In addition, the relationship with providers of card schemes is similarly important and any deterioration or termination of such relationships could negatively impact our international payments business. For example, if card schemes, such as Visa or MasterCard, decided to cease allowing our Dynamic Currency Conversion (“DCC”) services, the results of our international payments business would be adversely affected. An increase in fees charged by card schemes in connection with currency conversion transactions may reduce our margins or compromise our international payments business model.
Our international payments business may be subject to reputational risks in the event of adverse publicity relating to certain products that we offer, such as DCC. Further, there is a risk that international shoppers no longer utilize our DCC offerings, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Our DPLTA with Vectron may subject us to certain risks that could adversely affect our business, financial condition or results of operations.
In June 2025, we entered into a Domination and/or Profit and Loss Transfer Agreement (“DPLTA”) with Vectron and its minority shareholders. According to the applicable provisions of the German Stock Corporation Act, under a DPLTA, we are obligated to compensate any annual net loss of Vectron. Furthermore, each remaining minority Vectron shareholder has the option to either:
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
We are subject to a number of legal requirements, contractual obligations and industry standards regarding security, data protection and privacy, and operational resilience, and any failure to comply with these requirements, obligations or standards could have an adverse effect on our reputation, brand, business, financial condition and results of operations.

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

We could also be subject to liability for claims (including class actions) relating to misuse of Confidential Information, such as unauthorized marketing purposes and violation of consumer protection or data privacy laws. We cannot provide assurance that the contractual requirements related to security and privacy that we impose on our service providers who have access to Confidential Information will be followed or will be adequate to prevent the unauthorized use or disclosure of Confidential Information. In addition, we have agreed in certain agreements to take certain protective measures to ensure the confidentiality of Confidential Information. The costs of systems and procedures associated with such protective measures may increase and could adversely affect our ability to compete effectively. Any failure to adequately enforce or provide these protective measures could result in liability, protracted and costly litigation, governmental and card network intervention and fines and, with respect to misuse of personal information of our merchants and consumers, lost revenue and reputational harm.
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
Further, we are directly subject to the requirements of the Digital and Operational Resilience Act (“DORA”) in the EU, as an in-scope financial institution. Consequently, we have an increased compliance burden in relation to managing the digital and operational resilience and security of our, and our ICT service providers’, systems, which may require additional resources and incur costs, and any perceived non-compliance may result in regulatory scrutiny, and if found to be non-compliant, significant fines and corrective orders under DORA (and, where applicable, criminal penalties under Member State national law).
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
Moreover, in the U.S., both the federal and various state governments have adopted or are considering, additional laws, guidelines or rules for the collection, distribution, use and storage of information collected from or about consumers or their devices. For example, the CCPA requires specific disclosures to California residents, imposes rules for collecting or using information about California residents, and affords California residents rights with respect to their personal information, including rights to opt out of certain disclosures of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that is expected to increase data breach litigation. The effects of the CCPA and its implementing regulations, and uncertainties about the scope and applicability of exemptions that may apply to our business (including an exemption as to data that is subject to the GLBA), are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply. Additionally, the enactment of the CCPA has prompted a wave of similar legislative developments in other states in the U.S., which has created a patchwork of overlapping but different state laws. For example, since the CCPA went into effect, comprehensive privacy statutes that share similarities with the CCPA are now in effect and enforceable in numerous states.
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
We conduct regulated payment services business in the EU via our Maltese Financial Institution licensed entity, which is subject to various ongoing Maltese financial services regulatory requirements, including the requirements of PSD2 as transposed into Maltese law. These requirements include regulatory capital and liquidity requirements, organizational and governance requirements, conduct of business requirements, requirements relating to safeguarding of customer funds, and regulatory reporting requirements. Our Malta Financial Institution is subject to the ongoing supervision of the Malta Financial Services Authority, which has a broad set of regulatory powers in relation to Maltese licensed Financial Institutions, including powers to conduct routine supervisory exams and inspections, undertake investigations, and take enforcement actions.
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
We also recently acquired an Italian Payment Institution supervised by the Bank of Italy, which is subject to various ongoing Italian financial services regulatory requirements similar to those described above in relation to our Maltese Financial Institution. The Bank of Italy has a broad set of regulatory powers in relation to Italian payment institutions, similar to those described above in relation to Malta Financial Services Authority.
If we fail to comply with one or more applicable financial services requirements in Malta, Italy or the UK, we may be subject to regulatory enforcement action, including potential restriction or withdrawal of our licenses, public censure by the relevant regulator, and/or fines, any of which could harm our business and/or result in reputational harm, loss of customers, material financial penalties or legal liabilities.
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

We may not be able to continue to expand our share of the existing payment processing markets or expand into new industries, which would inhibit our ability to grow and increase our profitability.
Our future growth and profitability depend upon the growth of the industries in which we currently operate and our ability to increase our penetration and service offerings within these industries, as well as the emergence of new markets for our services and our ability to successfully expand into these new industries. It is difficult to attract new merchants because of potential disadvantages associated with switching payment processing vendors, such as transition costs, business disruption and loss of accustomed functionality. There can be no assurance that our efforts to overcome these factors will be successful, and this resistance may adversely affect our growth. A merchant’s payment processing activity with us may also decrease for a variety of reasons, including the merchant’s level of satisfaction with our products and services, the effectiveness of our support services, pricing of our products and services, the pricing and quality of competing products or services, the effects of global economic conditions, or reductions in consumer spending levels.
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
As we expand into new geographies, we are subject to additional risks associated with our international operations, including compliance with and changes in foreign regulations and governmental policies.
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
In addition, we must develop, maintain and, as necessary, implement appropriate succession plans to assure we have the necessary human resources, including senior leadership, capable of maintaining continuity in our business. For instance, in June 2025, Taylor Lauber was promoted from President to Chief Executive Officer, succeeding our Founder, former Executive Chairman, and former Chief Executive Officer, Jared Isaacman, as part of a planned leadership transition. In December 2025, Mr. Isaacman was appointed the 15th Administrator of NASA, and Mr. Lauber also assumed the role of Chairman of the Board. This transition supports continuity in governance and strategic execution. Shift4 also announced the transition of CFO Nancy Disman in 2025. Ms. Disman returned to our Board of Directors and Christopher Cruz succeeded her as CFO. Our future performance will depend, in part, on the successful transition of these positions. We continually strive to foster the professional development of management and team members. As a result, we have developed what we believe to be a very experienced and strong group of leaders, with their performance subject to ongoing monitoring and evaluation, as potential successors to our senior management. If our succession planning efforts are not effective, it could adversely impact our business. In addition, from time to time, there may be other changes in our management team that may be disruptive to our business. If our senior leadership and management team, including any new hires that we make, fails to work together effectively and to execute our plans and strategies on a timely basis, our business could be harmed. We cannot assure that key personnel, including our members of our senior leadership, will continue to be employed or that we will be able to attract and retain qualified personnel in the future. Failure to recruit, retain or develop members of our senior leadership and other qualified personnel could adversely affect our business, financial condition or results of operations.
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
Additionally, various sources of supply-chain risk, including strikes or shutdowns at delivery ports or loss of or damage to our products while they are in transit or storage, intellectual property theft, losses due to tampering, issues with quality or sourcing control, failure by our suppliers to comply with applicable laws and regulation, tariffs or other trade restrictions, or other similar problems could limit or delay the supply of our products or harm our reputation.In 2025, the U.S. government imposed additional tariffs on a significant number of countries and threatened to further increase the scope and amount of tariffs in the event of retaliatory countermeasures. These new tariffs have had, and may continue to have, an impact on our business, financial condition and results of operations. In the event of a shortage or supply interruption from suppliers of these components, we may not be able to develop alternate sources quickly, cost-effectively, or at all. Any interruption or delay in manufacturing or component supply, any increases in component costs, or the inability to obtain these parts or components from alternate sources at acceptable prices and within a reasonable amount of time, would harm our ability to provide our products to sellers on a timely basis. This could harm our relationships with our sellers, prevent us from acquiring new sellers, and materially and adversely affect our business.
Financial risks
Our balance sheet includes significant amounts of goodwill and intangible assets. The impairment of a significant portion of these assets would negatively affect our business, financial condition or results of operations.
As a result of our prior acquisitions, a significant portion of our total assets consists of intangible assets (including goodwill). Goodwill and intangible assets, net of amortization, together accounted for approximately 65% and 47% of the total assets on our balance sheet as of December 31, 2025 and 2024, respectively. To the extent we engage in additional acquisitions we may recognize additional intangible assets and goodwill. We evaluate goodwill for impairment annually at October 1 and whenever events or circumstances make it more likely than not that impairment may have occurred. Under current accounting rules, any determination that impairment has occurred would require us to record an impairment charge, which would adversely affect our earnings. An impairment of a significant portion of goodwill or intangible assets could adversely affect our business, financial condition or results of operations.
Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our debt obligations.
We have substantial indebtedness. As of December 31, 2025, we had $4,589 million total principal amount of debt outstanding, including $1,650 million of 6.750% Senior Notes due 2032 (“2032 Senior Notes”), $1,309 million of 5.500% Senior Notes due 2033 (“2033 Euro Notes”), $997 million under a senior secured term loan facility due 2032 ( the “Term Loan Facility”), and $633 million of 0.50% Convertible Senior Notes due 2027 (“2027 Convertible Notes” and together with the 2032 Senior Notes and 2033 Euro Notes, the “Notes”). Our substantial indebtedness could have adverse consequences, including:
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
Our Term Loan Facility and $550 million senior secured revolving credit facility (the “Revolving Credit Facility” and, together with the Term Loan Facility, the “Credit Facilities”) provide the ability to borrow at rates based on the Secured Overnight Financing Rate (“SOFR”). The Revolving Credit Facility had remaining capacity of $550 million as of December 31, 2025.
Of our principal debt outstanding at December 31, 2025, $3,592 million is at a fixed rate of interest and $997 million is at a variable rate of interest, none of which is subject to interest rate hedges. Developments in our business and operations could lead to a ratings downgrade for us or our subsidiaries. Any such fluctuation in the financial and credit markets, or in the rating of us or our subsidiaries, may impact our ability to access debt markets in the future or increase our cost of current or future debt, which could adversely affect our business, financial condition or results of operations.
Restrictions imposed by the agreements governing our Notes and our Credit Facilities may materially limit our ability to operate our business and finance our future operations or capital needs.
A breach of the covenants or restrictions under the indentures governing the Notes and the credit agreement governing our Credit Facilities could result in an event of default under the Notes and/or the Credit Facilities. Such a default may allow the holders to accelerate the debt and may result in the acceleration of any other future debt to which a cross-acceleration or cross-default provision applies. In the event our noteholders or the lenders under our Credit Facilities accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. As a result of these restrictions, we may be limited in how we conduct our business, unable to raise additional debt or equity financing to operate during general economic or business downturns, or unable to compete effectively or to take advantage of new business opportunities.
These restrictions may affect our ability to grow in accordance with our strategy. In addition, our financial results, our level of indebtedness and our credit ratings could adversely affect the availability and terms of our financing. In addition, a payment default, including an acceleration following an event of default, under the indentures governing the Notes or the credit agreement governing the Credit Facilities, could trigger an event of default under another future debt instrument, which could result in the principal of and the accrued and unpaid interest on such debt becoming due and payable. See Note 11 to the accompanying consolidated financial statements for more information on the terms of the indentures governing our Notes and the credit agreement governing our Credit Facilities.
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

While our foreign exchange and international operating risks have historically been negligible, we have recently begun offering merchant acquiring and processing services in geographies outside of the U.S., including Canada, the European Union and United Kingdom, and we may increasingly be subject to said risks as we continue to pursue our international expansion efforts. In addition, our financial services operations in Malta, the UK and the European Union expose us to said risks. We may seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of hedging agreements. We do not currently enter into such hedging agreements, which means our business, financial condition, and operating results may be impacted by fluctuations in the exchange rates of the currencies in which we do business. In the future, as our international operations increase, or more of our revenue agreements or operating expenses are denominated in currencies other than the U.S. dollar, these impacts may become material. To the extent that we hedge our foreign currency exchange rate exposure, we forgo the benefits we would otherwise experience if foreign currency exchange rates changed in our favor. No strategy can completely insulate us from risks associated with such fluctuations and our currency exchange rate risk management activities could expose us to substantial losses if such rates move materially differently from our expectations.
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
The conditional conversion feature of the 2027 Convertible Notes, if triggered, may adversely affect our financial condition and results of operations.
In the event the conditional conversion feature of the 2027 Convertible Notes is triggered, noteholders will be entitled to convert their respective notes at any time during specified periods at their option. If one or more holders elect to convert their 2027 Convertible Notes, all conversions of the 2027 Convertible Notes will be settled in cash up to at least the principal amount being converted, which could adversely affect our liquidity.

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
We are also contractually required to comply with anti-money laundering laws and regulations, including the Bank Secrecy Act, as amended by the BSA. Among other things, the BSA requires the development and implementation of risk-based anti-money laundering programs, reporting large cash transactions and suspicious activity, and maintaining transaction records. In addition, our Maltese Financial Institution is directly subject to EU anti-money laundering regulation as transposed into Maltese law, which imposes similar regulatory requirements relating to anti-money laundering as those imposed by the BSA, and confidentiality obligations emanating from the Professional Secrecy Act, Chapter 377 of the laws of Malta. Our UK Authorised Payment Institution is also directly subject to the UK Proceeds of Crime Act of 2002 and the UK Money Laundering, Terrorist Financing and Transfer of Funds (Information on the Payer) Regulations 2017. Our Italian Payment Institution is also subject to similar requirements under Italian regulation.
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
We are a holding company and at December 31, 2025 have no material assets other than our ownership of LLC Interests, cash of $133 million, the aggregate principal amount of $633 million of 2027 Convertible Notes, and 10,000,000 shares (representing a $1,000.0 million initial liquidation preference) of Series A Mandatory Convertible Preferred Stock that are held by Shift4 Payments, Inc. directly. As of December 31, 2025, we owned 76.6% of the economic interest in Shift4 Payments, LLC. As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes and operating expenses or declare and pay dividends in the future, if any, are dependent upon the financial results and cash flows of Shift4 Payments, LLC and distributions we receive from Shift4 Payments, LLC. There can be no assurance that our subsidiaries will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants in our debt instruments, will permit such distributions. The terms of our Credit Facilities and other outstanding indebtedness restrict the ability of Shift4 Payments, LLC and certain of its subsidiaries to pay dividends and make certain distributions to Shift4 Payments, Inc.
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
We expect Shift4 Payments, LLC, from time to time, to make distributions in cash to its equityholders, in amounts sufficient to cover the taxes on their allocable share of taxable income of Shift4 Payments, LLC. As a result of (i) potential differences in the amount of net taxable income indirectly allocable to us and to Shift4 Payments, LLC’s other equityholders, (ii) the lower tax rate applicable to corporations as opposed to individuals and (iii) the favorable tax benefits that we anticipate from (a) payments under the TRA and (b) the acquisition of interests in Shift4 Payments, LLC from its equityholders, we expect that these tax distributions may be in amounts that exceed our tax liabilities. Our Board will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, the payment of obligations under the TRA and the payment of other expenses. We have no obligation to distribute such cash (or other available cash) to our stockholders. No adjustments to the exchange ratio for LLC Interests and corresponding shares of Class A common stock will be made as a result of any cash distribution by us or any retention of cash by us. To the extent we do not distribute such excess cash as dividends on our Class A common stock or otherwise take ameliorative actions between LLC Interests and shares of Class A common stock and instead, for example, hold such cash balances, or lend them to Shift4 Payments, LLC, this may result in shares of our Class A common stock increasing in value relative to the value of LLC Interests. The holders of LLC Interests may benefit from any value attributable to such cash balances if they acquire shares of Class A common stock in exchange for their LLC Interests, notwithstanding that such holders may previously have participated as holders of LLC Interests in distributions that resulted in such excess cash balances.

The TRA with Searchlight, our former sponsor, requires us to make cash payments to them in respect of certain tax benefits to which we may become entitled, and we expect that the payments we are required to make will be substantial.
Under the TRA, we are required to make cash payments to Searchlight, our former sponsor, equal to 85% of the tax benefits, if any, that we actually realize, or in certain circumstances are deemed to realize, as a result of (1) the increases in our share of the tax basis of assets of Shift4 Payments, LLC resulting from prior redemptions of LLC Interests by Searchlight, (2) our utilization of certain tax attributes of Searchlight and (3) certain other tax benefits related to us making payments under the TRA. The payment obligations under the TRA are obligations of Shift4 Payments, Inc. and we expect that the amount of the cash payments that we are required to make under the TRA will be significant. Any payments made by us to Searchlight under the TRA will not be available for reinvestment in our business and will generally reduce the amount of overall cash flow that might have otherwise been available to us. The payments under the TRA are not conditioned upon continued ownership of us by Searchlight. Furthermore, our future obligation to make payments under the TRA could make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are the subject of the TRA. The actual increase in tax basis, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, including the amount and timing of the taxable income allocated to us or otherwise generated by us in the future, the portion of our payments under the TRA constituting imputed interest and the federal and state tax rates then applicable.
Our organizational structure, including the TRA, confers certain benefits upon Searchlight that will not benefit holders of our Class A common stock to the same extent that it will benefit Searchlight.
Our organizational structure, including the TRA, confers certain benefits upon Searchlight that will not benefit the holders of our Class A common stock to the same extent that it will benefit Searchlight. We entered into the TRA with Shift4 Payments, LLC and the Continuing Equity Owners in connection with the completion of the IPO, which provided for certain payments by Shift4 Payments, Inc. to the Continuing Equity Owners. In connection with the Simplification Transactions, we were relieved of material future TRA payments, as Rook assigned all of its rights and benefits under the TRA to the Company. We are still obligated for payments to Searchlight under the TRA of 85% of the amount of tax benefits, if any, that Shift4 Payments, Inc. actually realizes, or in some circumstances is deemed to realize, as a result of (1) the increases in the tax basis of assets of Shift4 Payments, LLC resulting from prior redemptions of LLC Interests by Searchlight, (2) our utilization of certain tax attributes of Searchlight and (3) certain other tax benefits related to us making payments under the TRA. Although Shift4 Payments, Inc. retains 15% of the amount of such tax benefits, this and other aspects of our organizational structure may adversely impact the future trading market for the Class A common stock.
In certain cases, payments under the TRA to Searchlight may be accelerated or significantly exceed any actual benefits we realize in respect of the tax attributes subject to the TRA.
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

We will not be reimbursed for any payments made to Searchlight under the TRA in the event that any tax benefits are disallowed.
Payments under the TRA will be based on the tax reporting positions that we determine, and the U.S. Internal Revenue Service, or another tax authority may challenge all or part of the tax basis increases or other tax benefits we claim, as well as other related tax positions we take, and a court could sustain such challenge. If the outcome of any such challenge would reasonably be expected to materially affect a recipient’s payments under the TRA, then we will not be permitted to settle such challenge without the consent (not to be unreasonably withheld or delayed) of Searchlight. The interests of Searchlight in any such challenge may differ from or conflict with our interests and your interests, and Searchlight may exercise their consent rights relating to any such challenge in a manner adverse to our interests and your interests. We will not be reimbursed for any cash payments previously made under the TRA in the event that any tax benefits initially claimed by us and for which payment has been made are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments made by us will be netted against any future cash payments that we might otherwise be required to make. However, we might not determine that we have effectively made an excess cash payment for a number of years following the initial time of such payment and, if any of our tax reporting positions are challenged by a taxing authority, we will not be permitted to reduce any future cash payments under the TRA until any such challenge is finally settled or determined. Moreover, the excess cash payments we previously made under the TRA could be greater than the amount of future cash payments against which we would otherwise be permitted to net such excess. As a result, payments could be made under the TRA significantly in excess of any tax savings that we realize in respect of the tax attributes.
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
As of December 31, 2025, Jared Isaacman, our founder, former Chief Executive Officer, and former Executive Chairman, controlled, in the aggregate, approximately 77% of the voting power represented by all our outstanding classes of stock. On February 7, 2026, we entered into a Transaction Agreement with Shift Payments, LLC, our Founder, and Rook (the “Transaction Agreement”) to effect, among other things, the collapse of our former “Up-C” structure (the “Up-C Collapse”) via a taxable exchange, and the assignment and waiver of Rook’s rights under the TRA to us (the “Simplification Transactions”). The Simplification Transactions and other matters provided for in the Transaction Agreement will provide significant benefits to us, including being relieved of material future TRA payments, no longer having a stockholder with majority voting power (“Elimination of Voting Control Benefit”) and obtaining a waiver by Rook of its rights under Section 4 of the Stockholders Agreement, dated June 4, 2020, among us, Rook, and Searchlight (the “Stockholders Agreement Waiver”) (these and the other benefits to us arising from the Simplification Transactions (the “Company Benefits”).
Pursuant to the Transaction Agreement, the following transactions occurred: (i) Rook effected a redemption and exchange of all of its equity common units in Shift4 Payments, LLC on a one-for-one basis for shares of Class A common stock and cancelled the corresponding shares of Class B common stock, (ii) Mr. Isaacman exchanged all of his shares of Class C common stock on a one-for-one basis for shares of Class A common stock, (iii) Rook assigned all of its rights and benefits under the TRA to the Company, and each of Rook and the Company waived any rights they may have to any tax benefit payments; and (iv) Mr. Isaacman agreed to the Stockholders Agreement Waiver.
As of February 19, 2026, our Founder controlled approximately 27% of the voting power of Shift4, represented solely by our Class A common stock. As a significant stockholder, our Founder can take actions that have the effect of delaying or preventing a change of control of us or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. These actions may be taken even if other stockholders oppose them. The concentration of voting power with our Founder may have an adverse effect on the price of our Class A common stock. The interests of our Founder may not be consistent with your interests as a stockholder.
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
We are no longer considered a “controlled company” within the meaning of the NYSE listing requirements. However, we will continue to qualify for, and intend to rely on, exemptions from certain corporate governance requirements during a one-year transition period. As a result, our stockholders may not have the same protections afforded to stockholders of companies that are subject to such corporate governance requirements.
We are no longer considered a “controlled company” for the purposes of the NYSE. However, we will continue to qualify for, and intend to rely on, exemptions from certain corporate governance requirements that would otherwise provide protection to stockholders of other companies during a one-year transition period.
We are entitled to phase-in the requirements for a majority independent board and independent nominating and compensation committees on the same schedule as a company listing in conjunction with an initial public offering, except the applicable compliance dates will run from the date of our status changes as a controlled company. Specifically, we will be required to satisfy the majority independent board requirement within one year and fully independent committees within one year. We intend to rely on certain of these independence exemptions throughout the one-year transition period. Accordingly, during the transition period, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NYSE.
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
In addition, upon conversion of the $633 million aggregate principal amount of 2027 Convertible Notes, we will pay in cash the principal amount of the 2027 Convertible Notes with any excess to be paid or delivered, as the case may be, in cash or shares of our Class A common stock or a combination of both at our election. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of Class A common stock or other securities.
Furthermore, Rook has entered into margin loan agreements pursuant to which it has pledged 15,000,000 shares of our Class A common stock to secure a margin loan. If Rook were to default on its obligations under the margin loan and fail to cure such default, the lender would have the right to sell up to 15,000,000 shares of our Class A common stock to satisfy Rook’s obligation. While the number of such pledged shares are currently valued in excess of the margin loan, such an event could cause our stock price to decline.
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
If we liquidate, dissolve or wind up, whether voluntarily or involuntarily, then our assets will be available to distribute to our equity holders, including holders of the Preferred Stock, only if all of our then-outstanding indebtedness is first paid in full. The remaining assets, if any, would then be allocated among the holders of our equity securities in accordance with their respective liquidation rights. There may be insufficient remaining assets available to pay the liquidating preference and unpaid accumulated dividends on the Preferred Stock. As of December 31, 2025, excluding intercompany indebtedness, we had approximately $4,589 million total principal amount of consolidated debt outstanding.
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
The evolving focus on sustainability and environmental, social and governance practices (“ESG”) could increase our costs, harm our reputation and adversely impact our financial results.
There has been evolving focus by investors, customers, regulators, government officials, legislators, the media and other stakeholders on a variety of sustainability and ESG matters, including initiatives for inclusivity. We experience pressure to make commitments relating to sustainability and ESG matters that affect us, including the design and implementation of specific risk mitigation strategic initiatives relating to ESG. If we are not effective in addressing such matters affecting our business, or setting and meeting relevant sustainability goals, our reputation and financial results may suffer. Even if we are effective at addressing such matters, we may also attract negative attention from stakeholders with diverging views on sustainability and ESG. In addition, this emphasis on sustainability and ESG matters has resulted and may result in the adoption of new laws and regulations, including new reporting requirements. If we fail to comply with new laws, regulations or reporting requirements, our reputation and business could be adversely impacted, and we could be subject to significant fines and penalties, including risk of litigation and investigation. Any harm to our reputation could further negatively impact employee engagement and retention, the willingness of customers to do business with us, and investment decisions. We may experience increased costs in order to execute upon our sustainability and ESG goals and measure achievement of those goals, which could have an adverse impact on our business and financial condition.
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
The Israel Defense Force (the “IDF”), the national military of Israel, is a conscripted military service, subject to certain exceptions. We conduct certain operations in Israel, where approximately 3% of our employees reside. A number of our employees are subject to military service in the IDF and have been, or may be, called to serve. It is possible that there will be further military reserve duty call-ups in the future, which may affect our business due to a shortage of skilled labor and loss of institutional knowledge, and necessary mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, for example, may have unintended negative effects and adversely impact our results of operations, liquidity or cash flows.
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

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas. As part of our enterprise risk assessment function, which is led by our Chief Legal Officer and Vice President of Internal Audit, we have implemented processes designed to assess, identify and manage the material risks facing the Company, including from cybersecurity risks. As part of this process, our IT organization assesses cybersecurity risk and evaluates our policies, procedures, skill sets and tools, with the aim to identify and address, as appropriate, areas of vulnerability. Our internal audit team performs testing to assess whether our program is appropriately designed and operating as intended.
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

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us. See “Risk Factor–Our inability to protect our IT Systems and Confidential Information, as well as the IT Systems of third parties we rely on, from continually evolving cybersecurity risks, security breaches or other technological risks could affect our reputation and brand among our merchants and consumers and may expose us to material financial penalties and legal liability.”
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
Our management team, including the SVP of Enterprise Security & Chief Information Security Officer and the Director of Enterprise Security & Compliance, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises our internal cybersecurity personnel. Our management team’s collective experience includes a diverse background in fintech and other industries, with decades of experience in various aspects of cybersecurity. Our Enterprise Security & Compliance team brings over 20 years of extensive expertise in risk assessment and management, regulatory compliance (including PCI DSS, GDPR, and the Sarbanes-Oxley Act), incident response, data protection and privacy, security monitoring and threat intelligence, and the implementation of advanced security technologies. Specifically, our SVP of Enterprise Security & Chief Information Security Officer brings experience across military, financial, and fintech environments. Our Director of Enterprise Security & Compliance brings experience with a background spanning banking, healthcare, health-wellness-nutrition and fintech industries.
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
Holders
As of February 19, 2026, there were 190 holders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our Class A common stock represented by these record holders.
Recent Sales of Unregistered Securities
There were no unregistered equity securities sold from January 1, 2025 to December 31, 2025.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1, 2025 through October 31, 2025	—	—	—	$—
November 1, 2025 through November 30, 2025	4,276,292	$70.15	4,276,292	700
December 1, 2025 through December 31, 2025	73,300	65.09	73,300	695
Total	4,349,592
(a)     In November 2025, the Board authorized a new stock repurchase program, replacing the prior program, pursuant to which we are authorized to repurchase up to $1.0 billion of shares of our Class A common stock through December 31, 2026.
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
While we intend to continue to pay quarterly cash dividends on our 6.00% Series A Mandatory Convertible Preferred Stock (“Preferred Stock”), we do not intend to pay cash dividends on our Class A common stock in the foreseeable future. Shift4 Payments, Inc. is a holding company that does not conduct any business operations of its own. As a result, Shift4 Payments, Inc.’s ability to pay cash dividends on its common stock, if any, is dependent upon cash dividends and distributions and other transfers from Shift4 Payments, LLC. The amounts available to Shift4 Payments, Inc. to pay cash dividends are subject to the covenants and distribution restrictions in its subsidiaries’ agreements governing its indebtedness, including covenants in such agreements providing that the payments of dividends or other distributions are subject to annual limitations based on our market capitalization.
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

Stock Performance Graph
The following graph and table compare the total shareholder return from December 31, 2020 through December 31, 2025 of (i) our Class A common shares, (ii) the Standard and Poor’s 500 Stock Index (“S&P 500 Index”), and (iii) the Standard and Poor’s 500 Information Technology Index (“S&P Information Technology”). The stock performance graph and table assume an initial investment of $100 on December 31, 2020.
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

$300
$250
$200
$150
$100
$50
$100.00
$76.83
$74.18
$98.59
$137.64
$83.51
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
Shift Payments, Inc
S&P 500 Index
S&P Information Technology

	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025
Shift4 Payments, Inc.	$100.00	$76.83	$74.18	$98.59	$137.64	$83.51
S&P 500 Index	$100.00	$126.89	$102.22	$126.99	$156.59	$182.25
S&P Information Technology	$100.00	$133.35	$94.80	$148.26	$201.18	$248.07
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
A discussion regarding our financial condition and results of operation for the year ended December 31, 2025 compared to the year ended December 31, 2024 is presented below. A discussion regarding our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 is included under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 19, 2025.
Overview
At Shift4, our mission is to boldly redefine commerce by simplifying complex payments ecosystems across the world.
We are a leading independent provider of software and payment processing solutions in the U.S. We are also a leader in tax-free shopping (“TFS”) as a result of the acquisition of Global Blue Group Holding AG (“Global Blue”) in the third quarter of 2025. We power billions of transactions annually for hundreds of thousands of businesses in virtually every industry. We achieved our leadership position through decades of solving business and operational challenges facing our customers’ overall commerce needs. Our merchants range in size from small owner-operated local businesses to multinational enterprises conducting commerce globally.
Recent Developments
Executive Chairman - NASA Administrator Appointment and Up-C Collapse
In December 2025, Jared Isaacman, our Founder and former Executive Chairman, was sworn in as the administrator of NASA. Mr. Isaacman has announced his intention to retain the majority of his equity interest while reducing his voting power as noted below.
Previously, in connection with his prior nomination for NASA administrator which was subsequently withdrawn, Mr. Isaacman submitted an Ethics Agreement to the Designated Agency Ethics Official at NASA. In the Ethics Agreement, Mr. Isaacman had committed to take certain steps to avoid any actual or apparent conflict of interest in the event he is confirmed. This included without limitation surrendering his high-vote shares, which would have reduced his corresponding voting power to approximately 25%, in line with his economic interest in the Company.
On February 7, 2026, we entered into a Transaction Agreement to effect, among other things, the Up-C Collapse via a taxable exchange, and the assignment and waiver of Rook’s rights under the TRA to us. The Simplification Transactions and other matters provided for in the Transaction Agreement will provide significant benefits to us, including being relieved of material future TRA payments, no longer having a stockholder with majority voting power and obtaining a waiver by Rook of its rights under Section 4 of the Stockholders Agreement, dated June 4, 2020, among us, Rook, and Searchlight.
Pursuant to the Transaction Agreement, the following transactions occurred: (i) Rook effected a redemption and exchange of all of its equity common units in Shift4 Payments, LLC on a one-for-one basis for shares of Class A common stock and cancelled the corresponding shares of Class B common stock, (ii) Mr. Isaacman exchanged all of his shares of Class C common stock on a one-for-one basis for shares of Class A common stock, (iii) Rook assigned all of its rights and benefits under the TRA to the Company, and each of Rook and the Company waived any rights they may have to any tax benefit payments; and (iv) Mr. Isaacman agreed to the Stockholders Agreement Waiver. Also pursuant to the Transaction Agreement, Mr. Isaacman agreed to a five-year obligation not to compete with the Company, and we and Mr. Isaacman agreed to, following the time that Mr. Isaacman’s service as NASA Administrator terminates, negotiate in good faith to reach an agreement upon which Mr. Isaacman shall return to service (whether as director, consultant, or otherwise) with the Company.

Pursuant to the Transaction Agreement, in consideration for the Company Benefits, including the assignment and waiver of the TRA, the Elimination of Voting Control Benefit, the Stockholder Agreement Waiver, and the Up-C Collapse, Mr. Isaacman (via Rook) received approximately $192 million in value, which consists of (i) a payment of cash held by us as a result of previously paid tax distributions from Shift4 Payments, LLC in the amount of approximately $139 million, (ii) 423,296 shares of our mandatory convertible preferred stock in a private placement, and (iii) deemed satisfaction in full of Mr. Isaacman’s previously disclosed agreement to fund 50% of the Company’s discretionary equity award program for non-management employees, which was implemented in November 2021.
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
Smartpay
On November 4, 2025, we completed the acquisition of Smartpay Holdings Limited (“Smartpay”), a leading independent provider of payment processing and point-of-sale solutions in Australia and New Zealand. Total purchase consideration amounted to approximately NZ$325 million (or about $186 million USD) in cash. The acquisition deepens our strategic presence in the region by combining our comprehensive payment infrastructure with Smartpay’s established distribution network, enabling scaled go-to-market strategies for products such as SkyTab POS systems and end-to-end solutions for hospitality and unified commerce merchants.
Pending Acquisition
Exclusive Negotiations to Acquire Worldline’s North American Subsidiaries
In October 2025, we entered into exclusive negotiations to acquire Worldline’s North American subsidiaries for approximately $84 million of cash, subject to customary closing adjustments. The contemplated transaction is expected to close in the first quarter of 2026, subject to customary approvals. The initial accounting for the acquisition, including the valuation of assets and liabilities acquired, is unavailable to disclose at this time.
Factors Impacting Our Business and Results of Operations
In general, our results of operations are impacted by factors such as the adoption of software solutions that are integrated with our payment solutions, continued investment in our core capabilities, ongoing pursuit of strategic acquisitions, and macro-level economic trends.
Increased adoption of software-integrated payments. We primarily generate revenue through fees assessed on volume initiated through our internal sales team and our integrated software partners. These fees include volume-based payments, transaction fees and subscription fees for software and technology solutions. We expect to continue to grow through both our internal sales team and integrated software partners, both of which have proven to be an effective and efficient way of acquiring new merchants and servicing these relationships.
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
Impact of international operations. As our international operations continue to expand, particularly as a result of the Global Blue acquisition, we will be increasingly subject to foreign exchange risk due to fluctuations in exchange rates between the U.S. dollar and the foreign currencies of countries in which we operate. Additionally, as described elsewhere in this Annual Report on Form 10-K, international operations expose us to additional risks and subject us to international laws and regulations.
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
Depreciation and amortization expense consists of depreciation and amortization expenses related to merchant relationships, trademarks and trade names, residual commission buyouts, equipment under lease, leasehold improvements, other intangible assets, and property, plant and equipment. We depreciate and amortize our assets on a straight-line basis. Leasehold improvements are depreciated over the lesser of the estimated life of the leasehold improvement or the remaining lease term. Maintenance and repairs, which do not extend the useful life of the respective assets, are charged to expense as incurred. Intangible assets are amortized on a straight-line basis over their estimated useful lives which range from three years to twenty years.
Professional expenses consist of costs incurred for accounting, tax, legal, and consulting services. These include professional services related to acquisitions.
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

Comparison of Results for the Year Ended December 31, 2025 and 2024
The following table sets forth the consolidated statements of operations for the periods presented.

	Year Ended December 31,		$ change
(in millions)	2025	2024
Payments-based revenue	$3,471	$2,990	$481
TFS revenue	255	—	255
Subscription and other revenue	454	341	113
Gross revenue	4,180	3,331	849
Network fees	(2,199)	(1,976)	(223)
Other costs of sales (exclusive of certain depreciation and amortization expense shown separately below)	(553)	(382)	(171)
General and administrative expenses	(682)	(459)	(223)
Revaluation of contingent liabilities	4	(4)	8
Depreciation and amortization expense (a)	(290)	(200)	(90)
Professional expenses	(87)	(41)	(46)
Advertising and marketing expenses	(32)	(22)	(10)
Gain on sale of subsidiaries	19	—	19
Impairment of intangible assets	(9)	—	(9)
Income from operations	351	247	104
Loss on extinguishment of debt	(12)	—	(12)
Interest income	59	34	25
Other income (expense), net	(9)	2	(11)
Gain on investments in securities	—	67	(67)
Change in TRA liability	(4)	(289)	285
Interest expense	(190)	(62)	(128)
Income (loss) before income taxes	195	(1)	196
Income tax benefit (expense)	(48)	296	(344)
Net income	147	295	(148)
Less: Net income attributable to noncontrolling interests	(28)	(65)	37
Net income attributable to Shift4 Payments, Inc.	$119	$230	$(111)
(a)Depreciation and amortization expense includes depreciation of equipment under lease of $74 million and $54 million for the years ended December 31, 2025 and 2024, respectively.

Results of Operations
Year ended December 31, 2025 compared to year ended December 31, 2024
Revenues (in millions)
Gross revenue increased by $849 million, or 25%. Gross revenue is comprised of payments-based revenue, TFS revenue and subscription and other revenues.

Payments-based revenue increased by $481 million, or 16%, primarily due to:
•the increase in volume of $44 billion, or 27%, for the year ended December 31, 2025 compared to the year ended December 31, 2024, and;
•our recent acquisitions in 2024 and 2025.
Growth in volume outpaced payments-based revenue growth, primarily due to our continued onboarding of larger merchants with lower unit pricing than our existing customer base.

TFS revenue increased by $255 million. TFS revenue is the result of the acquisition of Global Blue in the third quarter of 2025.

Subscription and other revenues increased by $113 million, or 33%. The increase in subscription and other revenues was primarily driven by the impact of recent acquisitions as well as higher SaaS revenue associated with our SkyTab solutions.

Cost of Sales

	Year Ended December 31,
(in millions)	2025	2024	$ Change
Network fees	$(2,199)	$(1,976)	$(223)
The 11% increase in network fees was primarily due to the increase in payments-based revenue.
Gross revenue less network fees increased by $626 million, or 46%, primarily due to the impact of recent acquisitions, the increase in volume, and higher Subscription and other revenues. See Key Performance Indicators and Non-GAAP Measures for a discussion and reconciliation of gross revenue less network fees.

	Year Ended December 31,
(in millions)	2025	2024	$ Change
Other costs of sales (exclusive of certain depreciation and amortization expense)	$(553)	$(382)	$(171)
The increase in other costs of sales was primarily driven by our recent acquisitions and incremental residual commissions associated with revenue growth.

Operating Expenses

	Year Ended December 31,
(in millions)	2025	2024	$ Change
General and administrative expenses	$(682)	$(459)	$(223)
The increase in general and administrative expenses was primarily due to expenses associated with our growth, which includes the impact of our recent acquisitions.

	Year Ended December 31,
(in millions)	2025	2024	$ Change
Revaluation of contingent liabilities	$4	$(4)	$8
The income (expense) for revaluation of contingent liabilities was primarily driven by fair value adjustments to contingent liabilities arising from various acquisitions we completed in recent years.

	Year Ended December 31,
(in millions)	2025	2024	$ Change
Depreciation and amortization expense	$(290)	$(200)	$(90)
The increase in depreciation and amortization expense was primarily due to the amortization of intangible assets recognized in connection with recent acquisitions, and increased equipment under lease associated with the growth of our SkyTab offering.

	Year Ended December 31,
(in millions)	2025	2024	$ Change
Professional expenses	$(87)	$(41)	$(46)
Professional expenses included expenses associated with acquisitions. The increase in professional expenses was primarily driven by higher acquisition-related costs, including costs associated with the acquisition of Global Blue.

	Year Ended December 31,
(in millions)	2025	2024	$ Change
Advertising and marketing expenses	$(32)	$(22)	$(10)
The increase in advertising and marketing expenses was primarily due to incremental brand awareness costs.

	Year Ended December 31,
(in millions)	2025	2024	$ Change
Gain on sale of subsidiaries	$19	$—	$19
The gain on sale of subsidiaries in 2025 was primarily due to the sale of acardo group AG (“acardo”), a subsidiary of Vectron that was not core to our business.

	Year Ended December 31,
(in millions)	2025	2024	$ Change
Impairment of intangible assets	$(9)	$—	$(9)
During 2025, the Company impaired the value of certain acquired technology that it determined was no longer of use.

	Year Ended December 31,
(in millions)	2025	2024	$ Change
Interest income	$59	$34	$25
The increase in interest income was primarily due to an increase in our average interest-earning cash balance.

	Year Ended December 31,
(in millions)	2025	2024	$ Change
Other income (expense), net	$(9)	$2	$(11)
The decrease in other income (expense), net was primarily due to transactional losses related to foreign currency in 2025, as compared to gains in 2024.

	Year Ended December 31,
(in millions)	2025	2024	$ Change
Gain on investments in securities	$—	$67	$(67)
The realized gain on investments in securities for the year ended December 31, 2024 was due to the sale of one of our non-marketable equity investments. The unrealized gain on investments in securities for the year ended December 31, 2024 was due to fair value adjustments to our non-marketable equity investments.

	Year Ended December 31,
(in millions)	2025	2024	$ Change
Change in TRA liability	$(4)	$(289)	$285
As of September 30, 2024, we concluded that it was probable that we will be able to realize substantially all of the tax benefits associated with the TRA to date, based on estimates of future taxable income. See Note 13 to the accompanying consolidated financial statements for more information on the TRA.

	Year Ended December 31,
(in millions)	2025	2024	$ Change
Interest expense	$(190)	$(62)	$(128)
The increase in interest expense was primarily due to the issuance of our Existing 2032 Notes in 2024 and the issuance of our 2033 Euro Notes, New 2032 Notes, and $1.0 billion Term Loan Facility in 2025. After our recent financing activity, including the impact of amending our Credit Facilities effective January 5, 2026, our annualized interest expense is projected to be approximately $250 million, which is inclusive of approximately $9 million of non-cash deferred financing fee and premium amortization.

	Year Ended December 31,
(in millions)	2025	2024	$ Change
Income tax benefit (expense)	$(48)	$296	$(344)
The effective tax rate for the year ended December 31, 2025 was approximately 25%. The effective tax rate for the year ended December 31, 2024 was not meaningful due to the release of the previously recorded valuation allowance against certain deferred tax assets in the U.S.
Key Performance Indicators and Non-GAAP Measures
The following table sets forth our key performance indicators and non-GAAP measures for the periods presented:

	Year Ended December 31,
	2025	2024
Volume (in billions)	$209	$165

Gross revenue less network fees (in millions)	$1,981	$1,355
EBITDA (in millions)	$758	$324
Adjusted EBITDA (in millions)	$970	$678
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
Adjusted EBITDA is the primary financial performance measure used by management to evaluate its business and monitor results of operations. Adjusted EBITDA represents EBITDA further adjusted for certain non-cash and other nonrecurring items that management believes are not indicative of ongoing operations. These adjustments include acquisition, restructuring and integration costs, revaluation of contingent liabilities, gain on sale of subsidiaries, impairment of intangible assets, loss on extinguishment of debt, unrealized gains or losses on investments in securities, changes in TRA liability, equity-based compensation expense, and foreign exchange and other nonrecurring items. The financial impact of certain elements of these activities is often significant to our overall financial performance and can adversely affect the comparability of our operating results and investors’ ability to analyze the business from period to period.
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
Gross revenue less network fees:

	Year Ended December 31,
	2025	2024
(in millions)
Gross revenue	$4,180	$3,331
Less: Network fees	(2,199)	(1,976)
Less: Other costs of sales (exclusive of depreciation of equipment under lease)	(553)	(382)
Less: Depreciation of equipment under lease	(74)	(54)
Gross profit (a)	$1,354	$919

Gross profit (a)	$1,354	$919
Add back: Other costs of sales	553	382
Add back: Depreciation of equipment under lease	74	54
Gross revenue less network fees	$1,981	$1,355
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

EBITDA and Adjusted EBITDA:

	Year Ended December 31,
(in millions)	2025	2024
Net income	$147	$295
Interest expense	190	62
Interest income	(59)	(34)
Income tax (benefit) expense	48	(296)
Depreciation and amortization	432	297
EBITDA	758	324
Acquisition, restructuring and integration costs (a)	84	39
Revaluation of contingent liabilities	(4)	4
Gain on sale of subsidiaries (b)	(19)	—
Impairment of intangible assets (c)	9	—
Loss on extinguishment of debt (d)	12	—
Gain on investments in securities (e)	—	(67)
Change in TRA liability (f)	4	289
Equity-based compensation (g)	85	68
Foreign exchange and other nonrecurring items (h)	41	21
Adjusted EBITDA	$970	$678
(a)For the year ended December 31, 2025, consisted of $47 million of acquisition-related costs and $37 million of restructuring and other costs. For the year ended December 31, 2024, consisted of $20 million of acquisition-related costs and $19 million of restructuring and other costs.
(b)For the year ended December 31, 2025, consisted of $16 million resulting from the sale of acardo and $3 million resulting from the sale of other subsidiaries.
(c)For the year ended December 31, 2025, we recognized an $11 million impairment of intangible assets related to an immaterial acquisition we consummated in the first quarter of 2025.
(d)For the year ended December 31, 2025, consisted of a $9 million loss resulting from the writeoff of unused commitment fees in connection with bridge financing for the Global Blue acquisition and a $3 million loss resulting from the writeoff of unamortized deferred financing fees in connection with our prepayment of 2026 Senior Notes.
(e)For the year ended December 31, 2024, primarily consisted of unrealized and realized gains due to the sale of one of our non-marketable equity investments.
(f)See Note 13 to the accompanying consolidated financial statements for more information on the TRA.
(g)Consisted of equity-based compensation expense for RSUs, including employer taxes for vested RSUs. See Note 19 to the accompanying consolidated financial statements for more information on equity-based compensation. We exclude noncash equity-based compensation charges and additional Federal Insurance Contribution Act (“FICA”) and related payroll tax expense incurred when employees vest in restricted stock awards. Although noncash equity-based compensation and the additional FICA and related payroll tax expenses are necessary to attract and retain employees, we place our primary emphasis on stockholder dilution as compared to the accounting charges related to such equity-based compensation plans.
(h)For the year ended December 31, 2025, consisted of $17 million of expenses related to non-routine matters, $14 million of expenses related to the non-routine upgrade of our IT systems, and $10 million of foreign exchange-related losses. For the year ended December 31, 2024, consisted of $17 million of expenses related to non-routine matters and $5 million expenses related to the non-routine upgrade of our IT systems, partially offset by $1 million of unrealized foreign exchange gains.
Liquidity and Capital Resources
Overview
We have historically sourced our liquidity requirements primarily with cash flow from operations and, when needed, with debt or equity financing. The principal uses for liquidity have been acquisitions, capital expenditures, share repurchases and debt service. As of December 31, 2025, our cash and cash equivalents balance was $964 million, of which approximately $365 million was held outside of the U.S. by our foreign legal entities. In addition, “Settlement assets” includes $221 million of cash that will be used to settle merchant liabilities. The cash included within Settlement assets is typically paid to merchants within a few days of receipt in order to settle related liabilities.
In July 2025, in connection with the acquisition of Global Blue, we received aggregate proceeds of approximately $88 million from Huang River Investment Limited (an affiliate of Tencent Holdings Limited) and Ant International Technologies (Singapore) Holding Pte. Ltd. (an affiliate of Ant International (Cayman) Holding Limited) from the sale of 912,494 newly issued shares of Class A common stock.

In May 2025, we issued 10,000,000 shares of our 6.00% Series A Mandatory Convertible Preferred Stock (“Preferred Stock”) for gross proceeds of $1 billion. Net proceeds after underwriting fees of $25 million were $975 million. While we intend to continue to pay quarterly cash dividends on our Preferred Stock, we do not intend to pay cash dividends on our Class A common stock in the foreseeable future. Shift4 Payments, Inc. is a holding company that does not conduct any business operations of its own. As a result, Shift4 Payments, Inc.’s ability to pay cash dividends on its common stock, if any, is dependent upon cash dividends and distributions and other transfers from Shift4 Payments, LLC. The amounts available to Shift4 Payments, Inc. to pay cash dividends are subject to the covenants and distribution restrictions in its subsidiaries’ agreements governing its indebtedness, including covenants in such agreements providing that the payments of dividends or other distributions are subject to annual limitations based on our market capitalization.
The following table sets forth summary cash flow information for the periods presented:

	Year Ended December 31,
(in millions)	2025	2024
Net cash provided by operating activities	$634	$500
Net cash used in investing activities	(2,998)	(691)
Net cash provided by financing activities	2,055	929
Effect of exchange rate changes on cash and cash equivalents and restricted cash	55	(21)
Change in cash and cash equivalents and restricted cash	$(254)	$717
Operating activities
Net cash provided by operating activities consists of net income adjusted for certain non-cash items and changes in other assets and liabilities.
For the year ended December 31, 2025, net cash provided by operating activities of $634 million was primarily a result of net income of $147 million, adjusted for non-cash depreciation and amortization of $432 million, equity-based compensation of $82 million, provision for bad debts of $16 million, amortization of capitalized financing costs, net of premium accretion, of $15 million, loss on extinguishment of debt of $12 million, deferred income taxes of $7 million and unrealized foreign exchange losses of $5 million, partially offset by gain on sale of subsidiary of $(19) million and an impact from working capital items of $(72) million.
For the year ended December 31, 2024, net cash provided by operating activities of $500 million was primarily a result of net income of $295 million, adjusted for non-cash change in TRA liability of $289 million, depreciation and amortization of $297 million and equity-based compensation of $65 million, partially offset by deferred income taxes of $(322) million, gain on investments in securities of $(67) million and an impact from working capital items of $(76) million.
Investing activities
Net cash used in investing activities includes cash paid for acquisitions, deposits made with our sponsor bank under our Settlement Line Agreement, residual commission buyouts, purchases of property, plant and equipment, purchases of equipment to be leased, purchases of intangible assets, investments in securities, and capitalized software development costs.
Net cash used in investing activities was $2,998 million for the year ended December 31, 2025, an increase of $2,307 million compared to net cash used in investing activities of $691 million for the year ended December 31, 2024. This increase was primarily the result of a $2,190 million increase in net cash paid for acquisitions and a $123 million decrease in proceeds from the sale of investments in securities, partially offset by a $57 million decrease in deposits made with our sponsor bank and $24 million of proceeds from the sale of subsidiaries in 2025.
Financing activities
Net cash provided by financing activities was $2,055 million for the year ended December 31, 2025, an increase of $1,126 million compared to net cash provided by financing activities of $929 million for the year ended December 31, 2024. This increase was primarily due to a $2.8 billion increase in gross proceeds received from debt and equity issuances and $71 million of customer bank deposits being returned to depositors in connection with our transition of Finaro from a bank to a payment institution in 2024, partially offset by the $1,143 million repayment of our 2026 Senior Notes and 2025 Convertible Notes in 2025, a $307 million increase in payments for the repurchase of common stock, a $91 million change in settlement activity, $71 million paid to acquire additional Global Blue and Vectron shares post-acquisition, a $61 million increase in deferred financing costs, a $57 million decrease in borrowings on the settlement line of credit, and a $30 million increase in payments of preferred dividends.

Settlement assets includes both cash and receivables from card networks. From period to period, the mix of cash and receivables included in Settlement assets may change, driving increases or decreases in financing cash flow.
Debt
As of December 31, 2025, we had $4,589 million total principal amount of debt outstanding, including $633 million of 2027 Convertible Notes, $1,650 million of 2032 Senior Notes $1,309 million of 2033 Euro Notes, and $997 million of principal outstanding on the Term Loan Facility.
As of December 31, 2024, we had $2,873 million total principal amount of debt outstanding, including $690 million of 2025 Convertible Notes, $450 million of 2026 Senior Notes, $633 million of 2027 Convertible Notes and $1,100 million of 2032 Senior Notes.
Convertible Notes – 2025 Notes
In December 2020, Shift4 Payments, Inc. issued $690 million principal amount of 2025 Convertible Notes. The 2025 Convertible Notes matured and were repaid on December 15, 2025 with cash on hand. As the share price of our Class A common stock at maturity was below the conversion price of $80.48 per share, no shares of common stock were issued upon maturity.
Senior Notes – 2026 Notes
In October 2020, Shift4 Payments, LLC and Shift4 Payments Finance Sub, Inc. (together, the “Issuers”) issued $450 million principal amount of 2026 Senior Notes. The 2026 Senior Notes were repaid in full during 2025.
Convertible Notes – 2027 Notes
In July 2021, Shift4 Payments, Inc. issued $633 million principal amount of 2027 Convertible Notes to qualified institutional buyers in an offering exempt from registration under the Securities Act. We received net proceeds, after deducting initial purchasers’ discounts and fees, of approximately $618 million from the offering of the 2027 Convertible Notes. The net proceeds of the 2027 Convertible Notes Offering, together with cash on hand, was used for general corporate purposes. The 2027 Convertible Notes will mature on August 1, 2027, unless earlier repurchased, redeemed or converted, and accrue interest at a rate of 0.50% per year. Interest on the 2027 Convertible Notes is payable semi-annually in arrears on each February 1 and August 1, commencing on February 1, 2022. We will settle conversions by paying in cash up to the principal amount of the 2027 Convertible Notes with any excess to be paid or delivered, as the case may be, in cash or shares of Class A common stock or a combination of both at our election, based on the conversion rate. The initial conversion rate is 8.1524 shares of Class A common stock per $1,000 principal amount of 2027 Convertible Notes (equivalent to an initial conversion price of approximately $122.66 per share of Class A common stock), subject to adjustment upon the occurrence of specified events. None of the specified events for the conversion of the 2027 Convertible Notes occurred as of December 31, 2025.
Senior Notes – 2032 Notes
In August 2024, the Issuers issued $1,100 million principal amount of 2032 Senior Notes (the “Existing 2032 Notes”). We received net proceeds, after deducting initial purchasers’ discounts and fees, of approximately $1,089 million from the offering of the Existing 2032 Senior Notes.
In May 2025, the Issuers issued an additional $550 million principal amount of 2032 Senior Notes (the “New 2032 Notes” and together with the Existing 2032 Notes, the “2032 Senior Notes”). We received net proceeds, after deducting initial purchasers’ discounts and fees, of approximately $547 million from the offering of the New 2032 Senior Notes. The New 2032 Notes were issued as additional notes under the same indenture governing the Existing 2032 Notes, and both series are treated as a single class of debt having identical terms other than issue date and issue price. The 2032 Senior Notes mature on August 15, 2032 and accrue interest at a rate of 6.75% per year. Interest on the 2032 Senior Notes is payable semi-annually in arrears on each February 15 and August 15, commencing on February 15, 2025 for the Existing 2032 Notes and August 15, 2025 for the New 2032 Notes. At any time on or after August 15, 2027, the Issuers may redeem all or a portion of the 2032 Senior Notes at the redemption prices set forth in the indenture governing the 2032 Senior Notes, plus accrued and unpaid interest, if any, to but excluding, the date of redemption.
Senior Notes – 2033 Euro Notes
In May 2025, the Issuers issued €680 million principal amount of 2033 Euro Notes (the “Existing 2033 Euro Notes”). We received net proceeds, after deducting initial purchasers’ discounts and fees, of approximately $753 million from the offering of the Existing 2033 Euro Notes.

In December 2025, the Issuers issued an additional €435 million principal amount of 2033 Euro Notes (the “New 2033 Euro Notes” and together with the Existing 2033 Euro Notes, the “2033 Euro Notes”). We received net proceeds, after deducting initial purchasers’ discounts and fees, of approximately $514 million from the offering of the New 2033 Euro Notes. The New 2033 Euro Notes were issued as additional notes under the same indenture governing the Existing 2033 Euro Notes, and both series are treated as a single class of debt having identical terms other than issue date and issue price. The 2033 Euro Notes mature on May 15, 2033 and accrue interest at a rate of 5.50% per year. Interest on the 2033 Euro Notes is payable semi-annually in arrears on each May 15 and November 15, commencing on November 15, 2025 for the Existing 2033 Euro Notes and May 15, 2026 for the New 2033 Euro Notes. At any time on or after May 15, 2028, the Issuers may redeem all or a portion of the 2033 Euro Notes at the redemption prices set forth in the indenture governing the 2033 Euro Notes, plus accrued and unpaid interest, if any, to but excluding, the date of redemption.
Credit Facilities
In September 2024, Shift4 Payments, LLC (the “Borrower”) entered into a Second Amended and Restated First Lien Credit Agreement (the “Original Credit Agreement”) with Goldman Sachs Bank USA (“GS”), as administrative agent and collateral agent, and the lenders party thereto, providing for a $450 million senior secured revolving credit facility (“Revolving Credit Facility”), $113 million of which was originally available for the issuance of letters of credit.
In March 2025, the Borrower entered into an amendment to the Original Credit Agreement (the “First Amendment” and, the Original Credit Agreement, as amended by the First Amendment, the “Existing Credit Agreement”), with GS and the lenders party thereto, pursuant to which, among other things, the Original Credit Agreement was amended to (i) permit the consummation of the transactions contemplated by the transaction agreement with Global Blue and, from and after its execution and delivery of a joinder thereto on February 25, 2025, GT Holding 1 GmbH, a Swiss limited liability company and indirect wholly owned subsidiary of the Company (“Merger Sub”) (the “Global Blue Transaction Agreement”) and (ii) permit the incurrence and/or issuance of the Bridge Facilities (as defined below) and/or certain other permanent financing issued in lieu thereof or to refinance the loans thereunder.
On June 30, 2025 (the “Second Amendment Effective Date”), the Borrower entered into an Amendment No. 2 to its Second Amended and Restated First Lien Credit Agreement (the “Second Amendment” and, the Existing Credit Agreement, as amended, restated, supplemented or otherwise modified from time to time, including by the Second Amendment, the “Credit Agreement”), with GS, the lenders party thereto, and certain subsidiary guarantors party thereto, pursuant to which, among other things, the Existing Credit Agreement was amended to (i) increase commitments under our Revolving Credit Facility from $450 million to $550 million (the “Revolving Credit Facility Increase”), up to $138 million of which is available for the issuance of letters of credit and up to $50 million of which is available for swing line loans, (ii) provide for a senior secured term loan facility in an aggregate principal amount of $1.0 billion (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Credit Facilities”), and (iii) amend the financial covenant, certain financial definitions and certain other covenants and provisions thereunder. Borrowings under the Credit Facilities are available in U.S. Dollars, Euros, and certain other agreed-upon currencies.
As of December 31, 2025, borrowings under the Credit Facilities bear interest at a rate per annum equal to, at the Borrower’s option:
(i)    a term SOFR-based rate for U.S. Dollar denominated loans under the Credit Facilities (subject to a 0.0% floor), plus an applicable margin of (x) 2.50% in the case of the Term Loan Facility, and (y) 2.00% in the case of the Revolving Credit Facility;
(ii)    an alternate base rate for U.S. Dollar denominated loans under the Credit Facilities (equal to the highest of the Federal Funds Effective Rate plus 0.50%, the term SOFR rate for an interest period of one month (subject to a 0.0% floor) plus 1.00%, and the prime rate announced by the administrative agent from time to time), plus an applicable margin of (x) 1.50% in the case of the Term Loan Facility, and (y) 1.00% in the case of the Revolving Credit Facility;
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
The Term Loan Facility is scheduled to mature on July 3, 2032, and the Revolving Credit Facility is scheduled to mature on September 5, 2029. There were no borrowings and borrowing capacity on the Revolving Credit Facility was $550 million as of December 31, 2025.

On January 5, 2026, the Borrower entered into an Amendment No. 3 to its Second Amended and Restated First Lien Credit Agreement (the “Amended Credit Agreement”) with GS and the lenders party thereto. As a result of the Amendment No. 3, the applicable interest rate margin over the relevant benchmark rate on the Borrower’s term loans has been, (a) in the case of term loans that bear interest with reference to the term SOFR, reduced from 2.50% per annum under the Credit Agreement to 2.00% per annum under the Amended Credit Agreement and (b) in the case of alternate base rate loans, reduced from 1.50% per annum under the Credit Agreement to 1.00% per annum under the Amended Credit Agreement. All other material provisions of the Credit Agreement remain materially unchanged.
Settlement Line Agreement
In September 2024, Shift4 Payments, LLC entered into the Settlement Line Credit Agreement (the “Settlement Line Agreement”), by and between Shift4 Payments, LLC, as the borrower, and Citizens Bank, N.A. (“Citizens”), as the lender, providing for a settlement line of credit with an aggregate available amount of up to $100 million (the “Settlement Line”). The Settlement Line provides financing for certain settlement obligations of Shift4 Payments, LLC’s merchants.
In September 2025, Shift4 Payments, LLC entered into Amendment No. 1 to the Settlement Line Agreement which, among other things, extended the maturity date to September 28, 2026 and increased the aggregate available amount from $100 million to $125 million. As of December 31, 2025, borrowings against the Settlement Line amounted to $89 million which have been deposited in an account owned and controlled by Citizens. The deposit and borrowing have been netted on our Consolidated Balance Sheets because a right of offset exists and the parties intend to net settle.
Covenants
We expect to be in compliance with all financial covenants under our debt agreements for at least 12 months following the issuance of these consolidated financial statements.
Stock repurchases
In May 2024, the Board authorized a stock repurchase program (the “May 2024 Program”), pursuant to which we were authorized to repurchase up to $500 million shares of our Class A common stock through December 31, 2025.
In November 2025, the Board authorized a new stock repurchase program, replacing the May 2024 Program, pursuant to which we are authorized to repurchase up to $1 billion of shares of our Class A common stock through December 31, 2026 (the “November 2025 Program”).
During the year ended December 31, 2025, we repurchased 6,184,487 shares of Class A common stock for $453 million, including commissions paid, at an average price paid of $73.23 per share. As of December 31, 2025, $695 million remained available for stock repurchases under the November 2025 Program.
Cash Requirements
We believe that our cash and cash equivalents and future cash flow from operations will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next twelve months and into the foreseeable future based on our current operating plan. Our material cash requirements include the following contractual obligations:
Debt
As of December 31, 2025, we had $4,589 million of debt principal outstanding. After our recent financing activity, including the amendment to our Credit Facilities effective January 5, 2026, we had 1) $7 million of debt principal payable within twelve months, and 2) future interest payments associated with the outstanding debt totaling $1,687 million, with $244 million payable within twelve months.
Preferred Stock Obligations
As of December 31, 2025, we had 10,000,000 shares of our Preferred Stock outstanding, with an aggregate liquidation preference of $1.0 billion. Dividends on the Preferred Stock are cumulative and accrue at an annual rate of 6.00% on the liquidation preference, payable quarterly in arrears, when and if declared by our Board. Subject to declaration, expected cash dividend payments on the preferred stock total $60 million over the next twelve months.

Contingent Liabilities
As of December 31, 2025, the fair value of contingent liabilities to potentially be paid out in cash was $14 million, with $10 million payable within twelve months. As of December 31, 2025, the maximum amount of contingent liabilities to potentially be paid out in cash was $22 million, with $14 million payable within twelve months.
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

A portion of the purchase consideration for certain of our acquisitions is often contingent on the performance of the acquired business. The contingent liability arising from the expected earnout payment included in purchase consideration is typically measured on the acquisition date using a fair value model such as a Monte Carlo simulation in a risk-neutral framework, calibrated to Management’s forecasts which are subject to significant judgment. Such contingent liabilities are re-measured to fair value at each reporting period.
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
We entered into a TRA with Shift4 Payments, LLC and each of the Continuing Equity Owners that provided for certain payments by Shift4 Payments, Inc. to the Continuing Equity Owners. In connection with the Simplification Transactions, we are relieved of material future TRA payments, as Rook assigned all of its rights and benefits under the TRA to the Company. We are still obligated for payments to Searchlight under the TRA of 85% of the amount of certain tax benefits, if any, that Shift4 Payments Inc. actually realizes or in some circumstances is deemed to realize in its tax reporting, as a result of (1) the increases in our share of the tax basis of assets of Shift4 Payments, LLC resulting from prior redemptions of LLC Interests by Searchlight, (2) our utilization of certain tax attributes of Searchlight and (3) certain other tax benefits related to us making payments under the TRA.
The TRA liability amounted to $369 million as of December 31, 2025, since we concluded that it continues to be probable that we will realize tax benefits associated with the TRA. On February 7, 2026, we entered into a Transaction Agreement to effect, among other things, the Up-C Collapse via a taxable exchange, and the assignment and waiver of Rook’s rights under the TRA to the Company.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to financial instruments are subject to risks relating to interest rates and foreign currencies.
Debt and Interest Expense Risk
As of December 31, 2025, we had $3,592 million of fixed rate principal debt outstanding pursuant to the Notes with a fair value of $3,659 million. Since these notes bear interest at fixed rates, they do not result in any financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates when interest rates change.
We also have a Revolving Credit Facility and Term Loan Facility available to us. We are obligated to pay interest on loans under the Revolving Credit Facility and Term Loan Facility, as well as other customary fees, including an unused commitment fee. Borrowings under the Credit Facilities bear interest at floating rates. As a result, we are exposed to the risk related to fluctuations in interest rates to the extent of our borrowings. As of December 31, 2025 and 2024, we had no amounts outstanding under the Revolving Credit Facility. As of December 31, 2025, we had $997 million outstanding under the Term Loan Facility. If the applicable SOFR rate were to increase or decrease 25 basis points, our annualized interest expense would increase or decrease by approximately $2 million, respectively.
See “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report and Note 11 to the accompanying consolidated financial statements for more information.

Foreign Currency Risk
Economic Exposure
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies and this revenue could be materially affected by currency fluctuations. Approximately 21%, 13%, and 4% our revenue was denominated in currencies other than the U.S. dollar for the years ended December 31, 2025, 2024, and 2023, respectively. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions generally results in increased revenues, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenues, operating expenses and income from operations will generally decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.
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
Foreign currency transaction gains and losses are recorded in “Other income (expense), net” in the Consolidated Statements of Operations. We recognized net foreign currency transaction gains (losses) of approximately ($10 million), $1 million, and ($4 million) for the years ended December 31, 2025, 2024, and 2023, respectively.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Shift4 Payments, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Shift4 Payments, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded Global Blue Group Holding AG (Global Blue) and Smartpay Holdings Limited (Smartpay) from its assessment of internal control over financial reporting as of December 31, 2025, because they were acquired by the Company in purchase business combinations during 2025. We have also excluded Global Blue and Smartpay from our audit of internal control over financial reporting. Global Blue and Smartpay total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 8% and 1% of total assets, respectively and approximately 8% and less than 1% of total revenues, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.

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
Acquisition of Global Blue - Valuation of Merchant Relationships and a Certain Acquired Technology
As described in Note 2 to the consolidated financial statements, on July 3, 2025, the Company completed the acquisition of Global Blue for $2,612 million of total purchase consideration, net of cash acquired. Included within the other intangible assets that were recorded is $1,816 million of merchant relationships and $265 million of acquired technology, of which a majority of the acquired technology relates to a certain acquired technology intangible asset. The fair values were estimated using the multi-period excess earnings method for merchant relationships and the relief-from-royalty method for acquired technology. Management’s estimate of fair value was based upon assumptions related to projected revenues, earnings before interest income, interest expense, income taxes, and depreciation and amortization (EBITDA) margins, attrition rates, income tax rate, royalty rates, and discount rates.
The principal considerations for our determination that performing procedures relating to the valuation of merchant relationships and a certain acquired technology acquired in the acquisition of Global Blue is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the merchant relationships and a certain acquired technology; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projected revenues, EBITDA margins, attrition rates, and discount rates for all merchant relationships, income tax rate for a certain merchant relationship, and projected revenues, royalty rate, and discount rate for a certain acquired technology; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the merchant relationships and a certain acquired technology. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the merchant relationships and a certain acquired technology; (iii) evaluating the appropriateness of the multi-period excess earnings and relief-from-royalty methods used by management; (iv) testing the completeness and accuracy of the underlying data used in the multi-period excess earnings and relief-from-royalty methods; and (v) evaluating the reasonableness of the significant assumptions used by management related to projected revenues, EBITDA margins, attrition rates, and discount rates for all merchant relationships, income tax rate for a certain merchant relationship, and projected revenues, royalty rate, and discount rate for a certain acquired technology. Evaluating management’s assumptions related to projected revenues, EBITDA margins, and income tax rate involved considering (i) the current and past performance of the Global Blue business; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multi-period excess earnings and relief-from-royalty methods and (ii) the reasonableness of the attrition rate, royalty rate, and discount rate assumptions.
/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 27, 2026
We have served as the Company’s auditor since 2016.

SHIFT4 PAYMENTS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and per share amounts)

	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$964	$1,212
Settlement assets	350	298
Accounts receivable, net	742	349
Prepaid expenses and other current assets	125	51
Total current assets	2,181	1,910
Noncurrent assets
Equipment for lease, net	233	165
Property, plant and equipment, net	42	27
Right-of-use assets	67	37
Collateral held by the card networks	42	38
Goodwill	2,704	1,456
Residual commission buyouts, net	92	157
Capitalized customer acquisition costs, net	89	65
Other intangible assets, net	2,829	758
Deferred tax assets	391	397
Other noncurrent assets	43	31
Total assets	$8,713	$5,041
Liabilities and Stockholders' Equity
Current liabilities
Current portion of debt	$10	$687
Settlement liabilities	343	293
Accounts payable	679	248
Accrued expenses and other current liabilities	229	120
Current portion of TRA liability	23	4
Deferred revenue	13	16
Current lease liabilities	17	11
Total current liabilities	1,314	1,379
Noncurrent liabilities
Long-term debt	4,536	2,154
Noncurrent portion of TRA liability	346	361
Deferred tax liabilities	471	61
Noncurrent lease liabilities	53	29
Other noncurrent liabilities	36	39
Total liabilities	6,756	4,023
Commitments and contingencies (Note 15)

Redeemable noncontrolling interests	10	—

Stockholders' equity
Series A Mandatory Convertible Preferred Stock, $0.0001 par value, 10,000,000 and no shares issued and outstanding at December 31, 2025 and 2024, respectively, out of 20,000,000 shares authorized.	973	—
Class A common stock, $0.0001 par value per share, 300,000,000 shares authorized, 63,666,837 and 67,737,305 shares issued and outstanding at December 31, 2025 and 2024, respectively	—	—
Class B common stock, $0.0001 par value per share, 100,000,000 shares authorized, 19,801,028 and 19,801,028 shares issued and outstanding at December 31, 2025 and 2024, respectively	—	—
Class C common stock, $0.0001 par value per share, 100,000,000 shares authorized, 1,123,309 and 1,519,826 shares issued and outstanding at December 31, 2025 and 2024, respectively	—	—
Additional paid-in capital	889	1,063
Accumulated other comprehensive income (loss)	47	(28)
Retained deficit	(467)	(228)
Total stockholders' equity attributable to Shift4 Payments, Inc.	1,442	807
Non-redeemable noncontrolling interests	505	211
Total stockholders' equity	1,947	1,018
Total liabilities and stockholders' equity	$8,713	$5,041
See accompanying notes to consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
Gross revenue	$4,180	$3,331	$2,565
Cost of sales (exclusive of certain depreciation and amortization expense shown separately below)	(2,752)	(2,358)	(1,877)
General and administrative expenses	(682)	(459)	(329)
Revaluation of contingent liabilities	4	(4)	(23)
Depreciation and amortization expense (a)	(290)	(200)	(154)
Professional expenses	(87)	(41)	(33)
Advertising and marketing expenses	(32)	(22)	(15)
Gain on sale of subsidiaries	19	—	—
Impairment of intangible assets	(9)	—	(19)
Income from operations	351	247	115
Loss on extinguishment of debt	(12)	—	—
Interest income	59	34	32
Other income (expense), net	(9)	2	(4)
Gain on investments in securities	—	67	12
Change in TRA liability	(4)	(289)	(3)
Interest expense	(190)	(62)	(32)
Income (loss) before income taxes	195	(1)	120
Income tax benefit (expense)	(48)	296	3
Net income	147	295	123
Less: Net income attributable to noncontrolling interests	(28)	(65)	(37)
Net income attributable to Shift4 Payments, Inc.	119	230	86
Less: Dividends on Preferred Stock and redeemable noncontrolling interests	(40)	—	—
Net income attributable to common stockholders	$79	$230	$86

Basic net income per share
Class A net income per share - basic	$1.15	$3.36	$1.45
Class A weighted average common stock outstanding - basic	66,726,911	66,009,448	57,738,871
Class C net income per share - basic	$1.15	$3.36	$1.45
Class C weighted average common stock outstanding - basic	1,333,686	1,668,826	1,942,054

Diluted net income per share
Class A net income per share - diluted	$1.08	$3.03	$1.43
Class A weighted average common stock outstanding - diluted	87,620,658	89,854,352	59,048,350
Class C net income per share - diluted	$1.08	$3.03	$1.43
Class C weighted average common stock outstanding - diluted	1,333,686	1,668,826	1,942,054
See accompanying notes to consolidated financial statements.
(a)Depreciation and amortization expense includes depreciation of equipment under lease of $74 million, $54 million, and $35 million for the years ended December 31, 2025, 2024, and 2023, respectively.

SHIFT4 PAYMENTS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2025	2024	2023
Net income	$147	$295	$123
Other comprehensive income (loss)
Unrealized gain (loss) on foreign currency translation adjustment	99	(56)	8
Comprehensive income	246	239	131
Less: Comprehensive income attributable to noncontrolling interests	(52)	(52)	(39)
Comprehensive income attributable to Shift4 Payments, Inc.	$194	$187	$92
See accompanying notes to consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions, except share amounts)

	Series A Mandatory Convertible Preferred Stock		Class A Common Stock		Class B Common Stock		Class C Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balances at December 31, 2022	—	$—	54,153,218	$—	25,829,016	$—	2,889,811	$—	$703	$(364)	$9	$133	$481
Net income	—	—	—	—	—	—	—	—	—	86	—	37	123
Issuance of Class A common stock	—	—	4,292,620	—	—	—	—	—	254	—	—	80	334
Repurchases and retirement of Class A common stock	—	—	(1,663,311)	—	—	—	—	—	(11)	(69)	—	(25)	(105)
Exchange of shares held by Rook	—	—	3,192,029	—	(1,997,133)	—	(1,194,896)	—	7	—	—	(7)	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(3)	(3)
Equity-based compensation	—	—	—	—	—	—	—	—	58	—	—	—	58
Vesting of restricted stock units, net of tax withholding	—	—	689,615	—	—	—	—	—	(25)	—	—	(2)	(27)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	6	2	8
Balances at December 31, 2023	—	—	60,664,171	—	23,831,883	—	1,694,915	—	986	(347)	15	215	869
Net income	—	—	—	—	—	—	—	—	—	230	—	65	295
Recognition of Vectron noncontrolling interest, net of purchases of Vectron common stock and foreign currency translation	—	—	—	—	—	—	—	—	—	—	—	24	24
Issuance of Class A common stock	—	—	3,887,680	—	—	—	—	—	15	—	—	3	18
Repurchases and retirement of Class A common stock	—	—	(1,605,488)	—	—	—	—	—	(11)	(111)	—	(24)	(146)
Exchange of shares held by Rook	—	—	4,106,675	—	(4,030,855)	—	(75,820)	—	39	—	—	(39)	—
Deferred taxes arising from changes in ownership, net of equity impact of tax receivable agreement for exchanges	—	—	—	—	—	—	—	—	2	—	—	—	2
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(20)	(20)
Equity-based compensation	—	—	—	—	—	—	—	—	65	—	—	—	65
Vesting of restricted stock units, net of tax withholding	—	—	684,267	—	—	—	(99,269)	—	(33)	—	—	—	(33)
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	(43)	(13)	(56)
Balances at December 31, 2024	—	—	67,737,305	—	19,801,028	—	1,519,826	—	1,063	(228)	(28)	211	1,018
Net income	—	—	—	—	—	—	—	—	—	119	—	28	147
Noncontrolling interests recognized upon Global Blue acquisition	—	—	—	—	—	—	—	—	—	—	—	164	164
Global Blue shares purchased through squeeze-out merger	—	—	—	—	—	—	—	—	—	—	—	(47)	(47)
Purchases of Vectron common stock, net of foreign currency translation	—	—	—	—	—	—	—	—	(6)	—	—	1	(5)
Reclassification from stockholders’ equity to mezzanine equity for Vectron noncontrolling interest	—	—	—	—	—	—	—	—	—	(1)	—	(25)	(26)
Issuance of Series A Mandatory Convertible Preferred Stock, net of issuance costs	10,000,000	973	—	—	—	—	—	—	(220)	—	—	220	973
Dividends on Series A Mandatory Convertible Preferred Stock and redeemable noncontrolling interests	—	—	—	—	—	—	—	—	—	(40)	—	—	(40)
Issuance of Class A common stock	—	—	912,494	—	—	—	—	—	69	—	—	19	88
Repurchases and retirement of Class A common stock	—	—	(6,184,487)	—	—	—	—	—	(65)	(317)	—	(71)	(453)
Exchange of shares held by Rook	—	—	384,107	—	—	—	(384,107)	—	—	—	—	—	—
Distributions to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	(19)	(19)
Equity-based compensation	—	—	—	—	—	—	—	—	82	—	—	—	82
Vesting of restricted stock units, net of tax withholding	—	—	817,418	—	—	—	(12,410)	—	(34)	—	—	—	(34)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	75	24	99
Balances at December 31, 2025	10,000,000	$973	63,666,837	—	19,801,028	—	1,123,309	—	$889	$(467)	$47	$505	$1,947
See accompanying notes to consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2025	2024	2023
Operating activities
Net income	$147	$295	$123
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	432	297	215
Equity-based compensation expense	82	65	57
Revaluation of contingent liabilities	(4)	4	23
Impairment of intangible assets	9	—	19
Gain on investments in securities	—	(67)	(12)
Change in TRA liability	4	289	3
Amortization of capitalized financing costs, net of premium accretion	15	9	8
Loss on extinguishment of debt	12	—	—
Gain on sale of subsidiaries	(19)	—	—
Provision for bad debts	16	7	9
Deferred income taxes	7	(322)	(8)
Unrealized foreign exchange losses	5	—	3
Other noncash items	—	(1)	2
Change in operating assets and liabilities
Accounts receivable	5	(75)	(53)
Prepaid expenses and other assets	(5)	(2)	—
Capitalized customer acquisition costs	(61)	(39)	(34)
Accounts payable	4	25	15
Accrued expenses and other liabilities	(4)	42	2
Payments on contingent liabilities in excess of initial fair value	(1)	(11)	(18)
Right-of-use assets and lease liabilities, net	(4)	(1)	—
Deferred revenue	(6)	(15)	(8)
Net cash provided by operating activities	634	500	346

Investing activities
Acquisitions, net of cash acquired	(2,745)	(555)	(170)
Acquisition of equipment to be leased	(125)	(101)	(78)
Capitalized software development costs	(99)	(65)	(44)
Acquisition of property, plant and equipment	(10)	(7)	(14)
Deposits with sponsor bank, net	(16)	(73)	—
Residual commission buyouts	(27)	(16)	(9)
Proceeds from sale of subsidiaries	24	—	—
Purchase of intangible assets	—	—	(2)
Proceeds from sale of investments in securities	3	126	15
Investments in securities	(3)	—	—
Net cash used in investing activities	(2,998)	(691)	(302)

Financing activities
Proceeds from long-term debt	2,832	1,100	—
Proceeds from preferred stock	1,000	—	—
Repayment of debt	(1,143)	—	—
Deferred financing costs	(79)	(18)	—
Settlement line of credit	16	73	—
Settlement activity, net	(36)	55	42
Proceeds from common stock	88	—	—
Acquisition of noncontrolling interests	(71)	—	—
Repurchases of Class A common stock	(453)	(146)	(105)
Payments for withholding tax related to vesting of restricted stock units	(34)	(33)	(28)
Payments of preferred dividends	(30)	—	—
Payments on contingent liabilities	(15)	(6)	(15)
Distributions to noncontrolling interests	(19)	(20)	(3)
Net change in bank deposits	—	(71)	(1)
Other financing activities	(1)	(5)	—
Net cash provided by (used in) financing activities	2,055	929	(110)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	55	(21)	11
Change in cash and cash equivalents and restricted cash	(254)	717	(55)

Cash and cash equivalents and restricted cash - beginning of period	1,439	722	777
Cash and cash equivalents and restricted cash - end of period	$1,185	$1,439	$722

Cash paid for interest	$165	$24	$24
Cash paid for income taxes, net of refunds	$63	$14	$5
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
The assets and liabilities of Shift4 Payments, LLC represent substantially all of the consolidated assets and liabilities of Shift4 Payments, Inc. with the exception of certain cash balances, amounts payable under the Tax Receivable Agreement (“TRA”), the aggregate principal amount of $690 million of 2025 Convertible Notes and $633 million of 2027 Convertible Notes (together, the “Convertible Notes”) and 10,000,000 shares (representing a $1.0 billion initial liquidation preference) of Series A Mandatory Convertible Preferred Stock that are held by Shift4 Payments, Inc. directly. As of December 31, 2025 and 2024, $133 million and $52 million of cash, respectively, was directly held by Shift4 Payments, Inc. As of December 31, 2025 and 2024, the TRA liability was $369 million and $366 million, respectively. On February 7, 2026, the Company entered into a Transaction Agreement with Shift Payments, LLC, the Founder, and Rook (the “Transaction Agreement”) to effect, among other things, the collapse of its former “Up-C” structure (the “Up-C Collapse”) via a taxable exchange, and the assignment and waiver of Rook’s rights under the TRA to the Company (the “Simplification Transactions”). In connection with the issuance of the Convertible Notes, Shift4 Payments, Inc. entered into Intercompany Convertible Notes with Shift4 Payments, LLC, whereby Shift4 Payments, Inc. provided the proceeds from the issuance of the Convertible Notes to Shift4 Payments, LLC in the amount of $1,323 million. In December 2025, the $690 million of 2025 Convertible Notes were repaid at maturity and the respective $690 million of Intercompany Convertible Notes with Shift4 Payments, LLC were settled. In connection with the issuance of the Series A Mandatory Convertible Preferred Stock, Shift4 Payments, Inc. received an issuance of 10,000,000 units of Series A Mandatory Convertible Preferred Mirror Units (“Mirror Units”) from Shift4 Payments, LLC, in exchange for Shift4 Payments, Inc. providing the proceeds from the issuance of the Series A Mandatory Convertible Preferred Stock to Shift4 Payments, LLC in the amount of $1.0 billion. Shift4 Payments, Inc., which was incorporated on November 5, 2019, has not had any material operations on a standalone basis since its inception, and all of the operations of the Company are carried out by Shift4 Payments, LLC and its subsidiaries.
Change in Presentation of Financial Information
All amounts in the accompanying consolidated financial statements and notes thereto are presented in millions of dollars, rounded to the nearest whole million, except per share amounts, percentages, and where otherwise noted.
Change in Presentation of Consolidated Balance Sheets
Prior period balances have been adjusted to present “Inventory” within the line item “Prepaid expenses and other current assets” on the Company’s Consolidated Balance Sheets to conform to the current period presentation.
Change in Presentation of Consolidated Statements of Cash Flows
Prior period balances have been adjusted to present “Inventory” within the line item “Prepaid expenses and other assets” on the Company’s Consolidated Statements of Cash Flows to conform to the current period presentation.

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
In September 2024, the Company entered into the Settlement Line Credit Agreement (the “Settlement Line Agreement”), by and between Shift4 Payments, LLC, as the borrower, and Citizens Bank, N.A. (“Citizens”), as the lender, providing for a settlement line of credit with an original aggregate available amount of up to $100 million (the “Settlement Line”). The purpose of the Settlement Line is to provide financing for certain settlement obligations of Shift4 LLC’s merchants and to eliminate the requirement for cash collateral under the sponsorship agreement with Citizens (the “Sponsorship Agreement”), which was amended in conjunction with the closing the Settlement Line Agreement. In September 2025, Shift4 Payments, LLC entered into Amendment No. 1 to the Settlement Line Agreement which, among other things, extended the maturity date thereof to September 28, 2026 and increased the aggregate available amount of the Settlement Line from $100 million to $125 million.
Draws under the Settlement Line bear interest at a rate per annum equal to either (x) a daily simple SOFR based rate (subject to a 0.0% floor), plus an applicable margin of 0.75%, or (y) to the extent required by the Settlement Line Agreement upon the occurrence of certain specified events, an alternate base rate (equal to the highest of the Federal Funds Effective Rate plus 0.50%, the daily simple SOFR rate (subject to a 0.0% floor) plus 1.00%, and the prime rate announced by Citizens from time to time). In addition to making periodic interest payments on the principal amount of outstanding draws under the Settlement Line, the Company is required to pay an unused fee under the Settlement Line in respect of the unused availability thereunder at a rate equal to 0.15% per annum. As of December 31, 2025, borrowings against the Settlement Line amounted to $89 million which have been deposited in an account owned and controlled by Citizens. The deposit and borrowing have been netted on the Company’s Consolidated Balance Sheet because a right of offset exists and the parties intend to net settle.
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

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$964	$1,212
Cash and cash equivalents included in Settlement assets	221	227
Total cash and cash equivalents on the Consolidated Statements of Cash Flows	$1,185	$1,439
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
Net Investment Hedge
The Company is exposed to foreign currency risk primarily from its net investment in foreign subsidiaries whose functional currencies are different from the U.S. dollar. During the year ended December 31, 2025, to manage this exposure and mitigate the impact of foreign currency fluctuations on the Company’s consolidated financial statements, the Company designated its €1.1 billion (or $1.3 billion in U.S. dollars) of Euro-denominated 5.50% Senior Notes due 2033 as a net investment hedge in accordance with ASC 815, Derivatives and Hedging. This hedge is intended to offset changes in the carrying amount of the Company’s net investment in Global Blue attributable to foreign currency exchange rate movements. The change in the fair value of the 2033 Euro Notes attributable to changes in the spot foreign exchange rate is recorded in accumulated other comprehensive income to offset the translation adjustment arising from the hedged net investment in Global Blue. During the year ended December 31, 2025, the amount recorded to accumulated other comprehensive income was immaterial.
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

Disputes between a cardholder and a merchant periodically arise as a result of, among other things, cardholder dissatisfaction with merchandise quality, unsatisfactory merchant services, nondelivery of goods or nonperformance of services. Such disputes may not be resolved in the merchant’s favor. In these cases, the transaction is “charged back” to the merchant, which means the disputed amount is refunded to the cardholder through the acquiring bank and charged to the merchant. If the merchant has inadequate funds, the Company bears credit risk. In North America, the Company’s sponsor bank holds merchant funds that are available to meet merchant chargeback liabilities if the merchant has inadequate funds to the meet the obligation. Total merchant funds held at the Company’s sponsor bank totaled $5 million and $7 million as of December 31, 2025 and 2024, respectively. These amounts are not recorded on the Company’s Consolidated Balance Sheets.
Accounts receivable related to the Company’s TFS business are amounts mainly due from merchants and tax authorities for services rendered or merchandise sold. The majority of such accounts receivable are related to invoices and accruals for processed TFS transactions as well as early refunds to tourists and refund agents.
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
The change in the Company’s allowance for doubtful accounts was as follows:

	Year Ended December 31,
	2025	2024
Beginning balance	$21	$23
Additions to expense	16	7
Write-offs, net of recoveries and other adjustments	(15)	(9)
Ending balance	$22	$21
Accounts Receivable Factoring
A portion of the Company’s TFS operation in Europe is party to a factoring agreement to sell certain receivables to an unrelated third-party financial institution on a non-recourse basis. These transactions are accounted for in accordance with ASC Topic 860, Transfers and Servicing, and result in a derecognition in accounts receivable because the factoring agreement transfers effective control over the receivables, and related risk, to the buyer. The Company’s only continuing involvement with the sold receivables is providing collection services related to the transferred assets. In addition, the Company has an ongoing obligation to repurchase receivables in the event of representation or warranty violations or other disputes. Cash received from the factoring agreement is recorded as an increase to cash and a reduction to accounts receivable in the Consolidated Balance Sheets, and presented through the change in accounts receivable within operating activities in the Consolidated Statements of Cash Flows. Factoring interest and fees are included in “General and administrative expenses” in the Consolidated Statements of Operations.
The Company factored approximately $124 million of receivables between July 3, 2025 and December 31, 2025.
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
*Not to exceed remaining lease term.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. The Company evaluates goodwill for impairment annually at October 1 and whenever events or circumstances make it more likely than not that impairment may have occurred. The Company has determined that its business comprises one reporting unit. The Company has the option to first assess qualitative factors to determine whether events or circumstances indicate it is more likely than not that the fair value of a reporting unit is greater than its carrying amount. The Company considers factors in performing a qualitative assessment including, but not limited to, general macroeconomic conditions, industry and market conditions, company financial performance, changes in strategy, and other relevant entity-specific events. If the Company elects to bypass the qualitative assessment or does not pass the qualitative assessment, a quantitative assessment is performed.
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
Other Intangible Assets, Net
Other intangible assets, net consists of items such as merchant relationships, acquired technology, trademarks and trade names, and capitalized software development costs. The Company capitalizes software development costs in developing internal use software when capitalization requirements have been met. Costs prior to meeting the capitalization requirements are expensed as incurred. Amortization of other intangible assets is computed using the straight-line method over the estimated useful life of each type of asset, which ranges from three to twenty years.
Impairment of long-lived assets
The Company evaluates long-lived assets (including intangible assets) for impairment whenever events or circumstances indicate that the carrying amounts of such assets may not be recoverable. An asset is considered impaired when the carrying amount of the asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If impaired, the asset’s carrying value is written down to its fair value. During 2025, the Company impaired the value of certain acquired technology that it determined was no longer of use. During 2023, in conjunction with the acquisition of Finaro, the Company ceased development on several in-process software development projects. It was determined that the intellectual property obtained in the Finaro transaction was better suited for the objectives of these projects. The total impairment charge associated with these projects was $19 million.

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
TFS Revenue
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
On December 18, 2025 Jared Isaacman was sworn in as the 15th Administrator of the National Aeronautics and Space Administration (“NASA”). In accordance with Mr. Isaacman’s agreement with the U.S. Office of Government Ethics (the “OGE”), and in conjunction with the Up-C Collapse, Mr. Isaacman agreed to convert Rook’s equity units in Shift4 Payments, LLC to shares of Class A common stock, cancel the corresponding shares of Class B common stock, and exchange all of his shares of Class C common stock on a one-for-one basis for shares of Class A common stock, at which time the Company will derecognize the noncontrolling interests balance representing the economic interest in Shift4 Payments, LLC held by Rook. On February 7, 2026, the Company entered into a Transaction Agreement to effect, among other things, the Up-C Collapse via a taxable exchange, and the assignment and waiver of Rook’s rights under the TRA to the Company. The Simplification Transactions and other matters provided for in the Transaction Agreement will provide significant benefits to the Company, including being relieved of future TRA payments, no longer having a stockholder with majority voting power (“Elimination of Voting Control Benefit”) and obtaining a waiver by Rook of its rights under Section 4 of the Stockholders Agreement, dated June 4, 2020, among the Company, Rook, and Searchlight (the “Stockholders Agreement Waiver”) (these and the other benefits to the Company arising from the Simplification Transactions (the “Company Benefits”).
Pursuant to the Transaction Agreement, the following transactions occurred: (i) Rook effected a redemption and exchange of all of its equity common units in Shift4 Payments, LLC on a one-for-one basis for shares of Class A common stock and cancelled the corresponding shares of Class B common stock, (ii) Mr. Isaacman exchanged all of his shares of Class C common stock on a one-for-one basis for shares of Class A common stock, (iii) Rook assigned all of its rights and benefits under the TRA to the Company, and each of Rook and the Company waived any rights they may have to any tax benefit payments; and (iv) Mr. Isaacman agreed to the Stockholders Agreement Waiver.

Additionally, as of December 31, 2025 and 2024, the Company had a 91% and 75% controlling interest, respectively, in Vectron Systems AG (“Vectron”). The Company consolidates 100% of Vectron’s assets, liabilities, revenues and expenses. The noncontrolling interest representing the economic interest in Vectron not held by the Company amounted to $10 million and $24 million as of December 31, 2025 and 2024, respectively. Prior to the domination and profit and loss transfer agreement (the “DPLTA”) becoming effective, the noncontrolling interest was calculated as the number of shares of Vectron’s common stock not owned by the Company multiplied by the price per share of Vectron’s common stock as of the acquisition date ($10.50), adjusted by the portion of Vectron’s net income not attributable to the Company. Following the effectiveness of the DPLTA in June 2025, the Vectron shares representing the equity interest held by parties other than the Company became redeemable and, therefore, are required to be classified outside of stockholders’ equity until redemption occurs. As a result, the permanent equity noncontrolling interest balance was reclassified to redeemable noncontrolling interests (“RNCI”) and will be remeasured using the current exchange rate at each reporting date. For the duration of the DPLTA’s effectiveness, the RNCI will continue to be presented as redeemable noncontrolling interests outside of stockholders’ equity in the Consolidated Balance Sheets. As of December 31, 2025, the redeemable noncontrolling interest was calculated as the redemption amount per share (€10.93) multiplied by the number of shares not owned by the Company, plus dividends which accrue at approximately 4% annually.
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
Basic and Diluted Net Income Per Share
Basic net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the reporting period. Net income attributable to common stockholders represents net income attributable to Shift4 Payments, Inc., reduced by dividends accrued on preferred stock.
Diluted net income per share is computed by dividing net income attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, adjusted for the dilutive effect of potential common shares using the treasury stock method or the if-converted method, as applicable. Potential common shares are excluded from the computation of diluted EPS if their effect would be anti-dilutive.
The Company has outstanding Series A Mandatory Convertible Preferred Stock. Dividends accrued on preferred stock reduce net income attributable to common stockholders and are deducted from the numerator in the calculation of both basic and diluted net income per share. The potential common shares issuable upon conversion of the preferred stock are not included in the denominator for diluted net income per share because their inclusion would be anti-dilutive for the periods presented. As a result, there is no impact from these convertible shares on the weighted-average number of common shares outstanding used in the diluted net income per share computation.
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
Investments in securities
The Company’s investments in equity securities are non-marketable investments which have no readily determinable fair values and are generally measured using the measurement alternative, which is defined as cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. Investments in non-marketable equity securities totaled $5 million and $3 million as of December 31, 2025 and 2024, respectively, and are included in “Other noncurrent assets” in the Consolidated Balance Sheets. Adjustments for these investments, if any, are recorded in “Gain on investments in securities” on the Consolidated Statements of Operations. During the year ended December 31, 2024, the Company sold $121 million of non-marketable equity securities and remeasured certain of its investments in securities based on secondary offerings of identical securities by the respective companies in 2024.
Research and Development Costs
The Company expenses research and development costs as incurred. Research and development expenses, which consists primarily of third-party costs, were $6 million, $4 million and $1 million for the years ended December 31, 2025, 2024, and 2023, respectively, and are included in “General and administrative expenses” in the Consolidated Statements of Operations.

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
Business Dispositions
The Company derecognizes a subsidiary when it no longer has a controlling financial interest in the subsidiary, which typically occurs upon the sale or other disposition of a controlling ownership interest.
Upon sale, the Company recognizes any resulting difference between (a) the aggregate of the fair value of consideration received and any amounts reclassified from accumulated other comprehensive income (loss), and (b) the carrying amount of the subsidiary’s assets and liabilities as a gain or loss in the consolidated Statements of Operations within “Gain on sale of subsidiaries.” The gain or loss is attributed to the parent company.
If the sold subsidiary or group of assets meets the definition of a discontinued operation, the results of operations and cash flows of the disposed entity are reported as discontinued operations for all periods presented, provided the disposal represents a strategic shift that has (or will have) a major effect on the Company’s operations and financial results. The Company evaluates whether the disposition qualifies as a sale of a business and applies the relevant measurement and disclosure requirements accordingly.
During the year ended December 31, 2025, the Company disposed of acardo and one other subsidiary for an aggregate gain of $19 million.
Concentration Risk
The Company’s merchant processing activity in North America is facilitated by one vendor. The Company believes that this vendor maintains appropriate backup systems and alternative arrangements to avoid a significant disruption of the processing in the event of an unforeseen event.
A majority of the Company’s revenue is derived from the processing of card transactions. Because the Company is not a “member bank” in North America, in order to process these bank card transactions, the Company entered into a Sponsorship Agreement with a member bank. The agreement with the bank sponsor requires, among other things, that the Company abide by the by-laws and regulations of the credit card companies. If the Company breaches the Sponsorship Agreement, the bank sponsor may terminate the agreement and, under the terms of the agreement, the Company would have 180 days to identify an alternative bank sponsor.
Recent Accounting Pronouncements
Accounting Pronouncements Adopted
In January 2025, the SEC issued Staff Accounting Bulletin No. 122 (“SAB 122”), which rescinds the interpretive guidance included in SAB 121 regarding the accounting for obligations to safeguard crypto-assets an entity holds for users of its crypto platform. The guidance in SAB 121 required entities that hold crypto-assets on behalf of platform users to recognize a liability accompanied by an asset of the same value on its balance sheet to reflect the entity’s obligation to safeguard the crypto-assets held for its platform users. Therefore, beginning in 2025, the Company no longer recognizes crypto settlement assets and liabilities on its Consolidated Balance Sheets. The adoption of SAB 122 had no impact on the Company’s Consolidated Statements of Operations or Consolidated Statements of Cash Flows. The Company does not hold material balances of crypto currency.

In December 2023, the FASB issued ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures, which provides qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation by jurisdiction of income taxes paid. The amendments in ASU 2023-09 became effective for the Company in 2025 on a prospective basis. While these additional disclosures are provided in the notes to the consolidated financial statements, ASU 2023-09 had no other impact on financial statement disclosures.
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
2.Acquisitions
Each of the following acquisitions was accounted for as a business combination using the acquisition method of accounting. The respective purchase prices were allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill and represents the future economic benefits arising from other assets acquired, which cannot be individually identified or separately recognized. Supplemental pro forma financial information has not been provided for Smartpay as the acquisition was not considered material.
Smartpay
On November 4, 2025, the Company completed the acquisition of Smartpay Holdings Limited (“Smartpay”), a leading independent provider of payment processing and point-of-sale solutions in Australia and New Zealand, for approximately NZ$325 million ($186 million USD) in cash. The acquisition deepens the Company’s strategic presence in the region by combining its comprehensive payment infrastructure with Smartpay’s established distribution network, enabling scaled go-to-market strategies for products such as SkyTab POS systems and end-to-end solutions for hospitality and unified commerce merchants.
Total purchase consideration was as follows:

Cash	$186
Total purchase consideration	186
Less: cash acquired	(9)
Total purchase consideration, net of cash acquired	$177
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

Settlement assets, excluding cash (a)	$8
Accounts receivable	3
Prepaid expenses and other current assets	1
Goodwill (b)	116
Other intangible assets	79
Right-of-use assets	2
Equipment for lease	13
Accounts payable	(5)
Settlement liabilities	(13)
Accrued expenses and other current liabilities	(5)
Current lease liabilities	(1)
Deferred tax liabilities	(20)
Noncurrent lease liabilities	(1)
Net assets acquired	$177

(a) Does not include settlement-related cash of $7 million.
(b) Goodwill is not deductible for tax purposes.
The following table provides further detail on other intangible assets acquired:

Merchant relationships	$75
Acquired technology	3
Trademark and trade names	1
Other intangible assets	$79
The fair values of other intangible assets were estimated using inputs classified as Level 3 under the income approach, using the multi-period excess earnings method for merchant relationships and the relief-from-royalty method for acquired technology and trademark and trade names. This transaction was not taxable for income tax purposes. Management’s estimates of fair value are based upon assumptions related to projected revenues and earnings before interest income, interest expense, income taxes, and depreciation and amortization (“EBITDA”) margins. The estimated life of merchant relationships, acquired technology, and trademark and trade names are ten, three, and three years, respectively. The goodwill arising from the acquisition largely consisted of synergies associated with increased market penetration and the value of the assembled workforce.
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
Global Blue is a leading payments and technology platform, primarily providing TFS, dynamic currency conversion, and payments solutions to the world’s largest retail brands, which significantly increases the Company’s overall customer base and geographic footprint, while diversifying its revenue. Total purchase consideration, including the squeeze-out merger, was as follows:

Cash (a)	$2,719
Total purchase consideration	2,719
Less: cash acquired	(107)
Total purchase consideration, net of cash acquired (b)	2,612
Noncontrolling interests	117
Fair value of net assets acquired	$2,729

(a) Includes $47 million paid to acquire the remaining shares outstanding in August 2025 and eliminate the noncontrolling interest which had been recognized at fair value on July 3, 2025.
(b) $2,565 million is presented in “Acquisitions, net of cash acquired” within Investing activities and $47 million is presented in “Acquisition of noncontrolling interests” within Financing activities on the Consolidated Statements of Cash Flows.

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

Accounts receivable	$391
Prepaid expenses and other current assets	55
Goodwill (a)	1,083
Other intangible assets	2,098
Property, plant and equipment	14
Right-of-use assets	26
Deferred tax assets	38
Other noncurrent assets	19
Accounts payable	(395)
Accrued expenses and other current liabilities	(123)
Current lease liabilities	(5)
Deferred tax liabilities	(437)
Other noncurrent liabilities	(15)
Noncurrent lease liabilities	(20)
Net assets acquired	$2,729

(a) Goodwill is not deductible for tax purposes.
The following table provides further detail on other intangible assets acquired:

Merchant relationships	$1,816
Acquired technology	265
Trademark and trade names	17
Other intangible assets	$2,098
The fair values of other intangible assets were estimated using inputs classified as Level 3 under the income approach using the multi-period excess earnings method for merchant relationships and the relief-from-royalty method for acquired technology and trademark and trade names. This transaction was not taxable for income tax purposes. Management’s estimates of fair value are based upon assumptions related to projected revenues, EBITDA margins, attrition rates, income tax rate, royalty rates, and discount rates. The estimated life of merchant relationships, acquired technology and trademark and trade names are twenty, ten and three years, respectively. The goodwill arising from the acquisition largely consisted of revenue synergies associated with a larger total addressable market.

During the year ended December 31, 2025, the Company incurred and expensed approximately $30 million of professional expenses related to the acquisition of Global Blue. In addition, during the year ended December 31, 2025, the Company capitalized approximately $34 million of debt issuance costs and $27 million of equity issuance costs incurred in connection with certain financings that were primarily related to the acquisition of Global Blue. These issuance costs were recorded to “Long-term debt” and “Series A Mandatory Convertible Preferred Stock”, respectively, on the Consolidated Balance Sheets.
The following unaudited pro forma results of operations have been prepared to give effect to the Global Blue acquisition as though it occurred on January 1, 2024. The pro forma amounts reflect certain adjustments, such as expenses related to the amortization of acquired intangible assets. The unaudited pro forma financial information is presented for illustrative purposes only, is based on available information and assumptions that the Company believes are reasonable to reflect the impact of the acquisition on the Company’s historical financial information on a supplemental pro forma basis, and is not necessarily indicative of the results of operations that would have actually been reported had the acquisition occurred on January 1, 2024, nor is it necessarily indicative of the future results of operations of the combined company. The timing of transaction costs has been updated to be reflected in the pro forma results for the year ended December 31, 2025.

	Unaudited
	Year Ended December 31,
	2025	2024
Revenue	$4,468	$3,857
Net income	$178	$157
The amount of revenue and net income from Global Blue included in the Company’s Consolidated Statements of Operations from July 3, 2025 through December 31, 2025 was $338 million and $45 million, respectively. Net income attributable to Global Blue excludes the increased interest expense related to the Company’s recent financings and professional expenses incurred by the Company related to the acquisition.
3.Revenue
The Company’s revenue is comprised primarily of payments-based revenue, which includes fees for payment processing, dynamic currency conversion, and gateway services. These fees are primarily driven as a percentage of dollar volume of transactions, while also varying due to factors such as the type of merchant and country.
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
Disaggregated Revenue
The following table presents a disaggregation of the Company’s revenue from contracts with customers based on similar operational characteristics:

	Year Ended December 31,
	2025	2024	2023
Payments-based revenue	$3,471	$2,990	$2,386
TFS revenue	255	—	—
Subscription and other revenues	454	341	179
Total	$4,180	$3,331	$2,565
The vast majority of the Company’s revenue is recognized over time.

Contract Liabilities
The Company charges merchants for various post-contract license support and service fees. These fees typically relate to a period of one year. The Company recognizes the revenue on a straight-line basis over its respective period. As of December 31, 2025 and 2024, the Company had deferred revenue of $15 million and $19 million, respectively. The change in the contract liabilities was primarily the result of a timing difference between payment from the customer and the Company’s satisfaction of each performance obligation.
The amount of gross revenue recognized that was included in the December 31, 2024 balance of deferred revenue was $18 million for the year ended December 31, 2025.
4.Goodwill
The changes in the carrying amount of goodwill were as follows:

Balance at December 31, 2024	$1,456
Global Blue acquisition	1,083
Smartpay acquisition	116
Effect of foreign currency translation, adjustments related to prior period acquisitions, and other	49
Balance at December 31, 2025	$2,704
5.Depreciation and Amortization
Amounts charged to expense in the Company’s Consolidated Statements of Operations for depreciation and amortization were as follows:

	Amortization			Depreciation
	Residual Commission Buyouts	Other Intangible Assets	Capitalized Customer Acquisition Costs	Equipment Under Lease	Property, Plant and Equipment	Total
Year Ended December 31, 2025
Depreciation and amortization expense	$91	$108	$—	$74	$17	$290
Cost of sales	—	109	32	—	1	142
Total depreciation and amortization (a)	$91	$217	$32	$74	$18	$432

Year Ended December 31, 2024
Depreciation and amortization expense	$88	$47	$—	$54	$11	$200
Cost of sales	—	71	25	—	1	97
Total depreciation and amortization (b)	$88	$118	$25	$54	$12	$297

Year Ended December 31, 2023
Depreciation and amortization expense	$87	$25	$—	$35	$7	$154
Cost of sales	—	41	19	—	1	61
Total depreciation and amortization (c)	$87	$66	$19	$35	$8	$215
(a)    Total amortization of $340 million consists of amortization of acquired intangibles of $253 million and amortization of non-acquired intangibles of $87 million.
(b)    Total amortization of $231 million consists of amortization of acquired intangibles of $167 million and amortization of non-acquired intangibles of $64 million.
(c)    Total amortization of $171 million consists of amortization of acquired intangibles of $128 million and amortization of non-acquired intangibles of $43 million.

As of December 31, 2025, the estimated amortization expense for each of the five succeeding years and thereafter is as follows:

	Residual Commission Buyouts	Other Intangible Assets	Capitalized Customer Acquisition Costs	Total Amortization	Amortization of Acquired Intangible Assets
2026	$61	$284	$32	$377	$281
2027	13	259	28	300	224
2028	11	225	19	255	207
2029	5	193	9	207	198
2030	1	192	1	194	193
Thereafter	1	1,676	—	1,677	1,677
Total	$92	$2,829	$89	$3,010	$2,780
6.Residual Commission Buyouts
Residual commission buyouts represent transactions with certain third-party distribution partners, pursuant to which the Company acquires their ongoing merchant relationships that subscribe to the Company’s end-to-end payments platform.
Residual commission buyouts, net consisted of the following:

	Weighted Average Amortization Period (in years)	December 31, 2025
		Carrying Value	Accumulated Amortization	Net Carrying Value
Residual commission buyouts from asset acquisitions	4	$350	$(266)	$84
Residual commission buyouts from business combinations	8	14	(6)	8
Total residual commission buyouts		$364	$(272)	$92

	Weighted Average Amortization Period (in years)	December 31, 2024
		Carrying Value	Accumulated Amortization	Net Carrying Value
Residual commission buyouts from asset acquisitions	4	$337	$(190)	$147
Residual commission buyouts from business combinations	8	14	(4)	10
Total residual commission buyouts		$351	$(194)	$157
7.Other Intangible Assets, Net
Other intangible assets, net consisted of the following:

	Weighted Average Amortization Period (in years)	December 31, 2025
		Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	18	$2,466	$(196)	$2,270
Acquired technology	9	547	(160)	387
Trademarks and trade names	8	46	(15)	31
Capitalized software development costs	3	213	(72)	141
Total other intangible assets, net		$3,272	$(443)	$2,829

	Weighted Average Amortization Period (in years)	December 31, 2024
		Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	12	$584	$(96)	$488
Acquired technology	8	269	(112)	157
Trademarks and trade names	12	29	(8)	21
Capitalized software development costs	3	151	(59)	92
Total other intangible assets, net		$1,033	$(275)	$758
8.Capitalized Customer Acquisition Costs, Net
Capitalized customer acquisition costs, net consisted of the following:

	Weighted Average Amortization Period (in years)
		Carrying Value	Accumulated Amortization	Net Carrying Value
Total costs as of December 31, 2025	4	$149	$(60)	$89
Total costs as of December 31, 2024	4	$118	$(53)	$65
9.Equipment for Lease, Net
Equipment for lease, net consisted of the following:

	Weighted Average Depreciation Period (in years)	December 31, 2025
		Carrying Value	Accumulated Depreciation	Net Carrying Value
Equipment under lease	4	$334	$(129)	$205
Equipment held for lease (a)	N/A	28	—	28
Total equipment for lease, net		$362	$(129)	$233

	Weighted Average Depreciation Period (in years)	December 31, 2024
		Carrying Value	Accumulated Depreciation	Net Carrying Value
Equipment under lease	4	$244	$(93)	$151
Equipment held for lease (a)	N/A	14	—	14
Total equipment for lease, net		$258	$(93)	$165
(a)Represents equipment that was not yet initially deployed to a merchant and, accordingly, is not being depreciated.
10.Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	December 31, 2025	December 31, 2024
Equipment	$38	$21
Capitalized software	7	4
Leasehold improvements	23	20
Furniture and fixtures	3	2
Vehicles	5	1
Total property, plant and equipment, gross	76	48
Less: Accumulated depreciation	(34)	(21)
Total property, plant and equipment, net	$42	$27

11.Debt
The Company’s outstanding debt consisted of the following:

	Maturity	Effective Interest Rate	December 31, 2025	December 31, 2024

Convertible Senior Notes due 2025 ("2025 Convertible Notes")	December 15, 2025	0.49%	$—	$690
4.625% Senior Notes due 2026 ("2026 Senior Notes")	November 1, 2026	5.13%	—	450
Convertible Senior Notes due 2027 ("2027 Convertible Notes")	August 1, 2027	0.90%	633	633
Term Loan B due 2032 ("Term Loan")	July 3, 2032	6.39%	997	—
6.750% Senior Notes due 2032 ("New 2032 Notes")	August 15, 2032	6.90%	1,650	1,100
5.500% Senior Notes due 2033 ("Euro Notes")	May 15, 2033	5.55%	1,309	—
Total debt principal			4,589	2,873
Less: Unamortized capitalized financing fees			(58)	(32)
Plus: Unamortized premium			15	—
Total debt			$4,546	$2,841

Current portion of debt			$10	$687
Long-term debt			4,536	2,154
Total debt			$4,546	$2,841
Amortization of capitalized financing fees is included within “Interest expense” in the Company’s Consolidated Statements of Operations. Amortization expense for capitalized financing fees, net of premium accretion, was $15 million, $9 million, and $8 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Future principal payments
As of December 31, 2025, future principal payments associated with the Company’s long-term debt were as follows:

2026	$10
2027	643
2028	10
2029	10
2030	10
Thereafter	3,906
Total	$4,589
Convertible Notes due 2025
In December 2020, Shift4 Payments, Inc. issued $690 million of convertible senior notes due 2025 (“2025 Convertible Notes”) to qualified institutional buyers in an offering exempt from registration under the Securities Act. The Company received net proceeds, after deducting initial purchasers’ discounts and fees, of approximately $674 million from the 2025 Convertible Notes offering.
The 2025 Convertible Notes matured and were repaid on December 15, 2025 with cash on hand. As the share price of the Company’s Class A common stock at maturity was below the conversion price of $80.48 per share, no shares of common stock were issued upon maturity.

Convertible Notes due 2027
In July 2021, Shift4 Payments, Inc. issued $633 million of 0.50% convertible senior notes due 2027 (“2027 Convertible Notes”, and together with the 2025 Convertible Notes, “Convertible Notes”) to qualified institutional buyers in an offering exempt from registration under the Securities Act. The Company received net proceeds, after deducting initial purchasers’ discounts and fees, of approximately $618 million from the 2027 Convertible Notes offering. The 2027 Convertible Notes bear regular interest of 0.50% per year, payable semi-annually in arrears on February 1 and August 1 of each year, beginning on February 1, 2022. The 2027 Convertible Notes will mature on August 1, 2027, unless earlier repurchased, redeemed or converted. Before May 1, 2027, noteholders will have the right to convert their 2027 Convertible Notes only upon the occurrence of certain events.
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
The Company will settle conversions for the 2027 Convertible Notes by paying in cash up to the principal amount of the 2027 Convertible Notes with any excess to be paid or delivered, as the case may be, in cash or shares of Class A common stock or a combination of both at its election, based on the conversion rate. The initial conversion rate for the 2027 Convertible Notes is 8.1524 shares of Class A common stock per $1,000 principal amount of 2027 Convertible Notes (equivalent to an initial conversion price of approximately $122.66 per share of Class A common stock), subject to customary adjustments upon the occurrence of specified events.
Before May 1, 2027, holders will have the right to convert their respective 2027 Convertible Notes under the following circumstances: (1) during any calendar quarter (and only during such calendar quarter) commencing after the calendar quarter ended September 30, 2021, if the last reported sale price of the Company’s Class A common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter, (2) during the five consecutive business day period after any ten consecutive trading day period (such ten consecutive trading period, the “measurement period”) in which the trading price per $1,000 principal amount of the 2027 Convertible Notes, for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate in effect on each such trading day; (3) if the Company calls any or all of the 2027 Convertible Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events. In addition, if certain corporate events that constitute a “make-whole fundamental change” occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.
From and after May 1, 2027, holders may convert their respective 2027 Convertible Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date.
The Company has the right, at its election, to redeem all, or any portion, of the 2027 Convertible Notes for cash at any time, and from time to time, before the 40th scheduled trading day immediately before the maturity date of the 2027 Convertible Notes, but only if the last reported sale price per share of the Company’s Class A common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (2) the trading day immediately before the date the Company sends such notice. The redemption price of the 2027 Convertible Notes will be equal to the principal amount of the 2027 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. Upon the occurrence of a “fundamental change,” which term includes certain change of control transactions, certain business combination transactions and certain de-listing events with respect to the Company’s Class A common stock, the Company must offer to repurchase the 2027 Convertible Notes at a price equal to 100% of their principal amount of the respective 2027 Convertible Notes, plus, accrued and unpaid interest, to, but not including, the date of repurchase. In addition, calling any 2027 Convertible Notes for redemption will constitute a make-whole fundamental change with respect to such 2027 Convertible Notes, in which case the conversion rate applicable to the conversion of the respective 2027 Convertible Notes will be increased in certain circumstances if it is converted after it is called for redemption and prior to the second business day immediately before the related redemption date.
In connection with the issuance of the 2027 Convertible Notes, Shift4 Payments, Inc. entered into Intercompany Convertible Notes with Shift4 Payments, LLC, whereby Shift4 Payments, Inc. provided the net proceeds from the issuance of the 2027 Convertible Notes to Shift4 Payments, LLC in the amount of $618 million. The terms of the Intercompany Convertible Notes mirror the terms of the 2027 Convertible Notes, issued by Shift4 Payments, Inc. The intent of the Intercompany Convertible Notes is to maintain the parity of shares of Class A common stock with LLC Units as required by the Shift4 Payments LLC Agreement.

Debt issuance costs related to the 2027 Convertible Notes comprised of discounts and commissions payable to the initial purchasers and third-party offering costs total $15 million. Unamortized debt issuance costs for the 2027 Convertible Notes at December 31, 2025 and 2024 were $5 million and $7 million, respectively. The net carrying amount of the 2027 Convertible Notes as of December 31, 2025 and 2024 was $628 million and $626 million, respectively.
Senior Notes due 2026
In October 2020, the Company’s subsidiaries Shift4 Payments, LLC and Shift4 Payments Finance Sub, Inc. (together, the “Issuers”) issued $450 million of 4.625% Senior Notes due 2026 (“2026 Senior Notes”). The Company received net proceeds, after deducting initial purchasers’ discounts and fees, of approximately $443 million from the 2026 Senior Notes offering.
During the second quarter of 2025, the Company repaid in full its outstanding $450 million of 4.625% Senior Notes due 2026 (the “2026 Notes”). As a result of this prepayment, the Company recognized a $3 million loss on debt extinguishment attributable to the write-off of unamortized deferred financing costs.
Senior Notes due 2032
In August 2024, the Issuers issued $1,100 million of 6.750% Senior Notes due 2032 (the “2032 Senior Notes”). The Company received net proceeds, after deducting initial purchasers’ discounts and fees, of approximately $1,089 million from the 2032 Senior Notes offering. The 2032 Senior Notes mature on August 15, 2032, and accrue interest at a rate of 6.750% per year. Interest on the 2032 Senior Notes is payable semi-annually in arrears on each February 15 and August 15, commencing on February 15, 2025.
In May 2025, the Issuers issued an additional $550 million of 6.750% Senior Notes due 2032 (the “New 2032 Notes” and together with the Existing 2032 Notes, the “2032 Senior Notes”). The New 2032 Notes were issued as additional notes under the same indenture governing the Existing 2032 Notes, and both series are treated as a single class of debt having identical terms other than issue date and issue price. Interest is payable semi-annually on February 15 and August 15, of each year, commencing August 15, 2025 for the New 2032 Notes, and are redeemable at the Issuers’ option subject to customary terms. The Company received $9 million of prepaid interest from purchasers of the New 2032 Notes due to issuance mid-interest period, which was recorded as an operating cash inflow upon receipt and was repaid in August 2025.
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
Euro Notes due 2033
In May 2025, the Issuers issued €680 million of 2033 Euro Notes. These notes were offered and sold in a private placement to qualified institutional buyers pursuant to Rule 144A and to non-U.S. persons pursuant to Regulation S under the Securities Act of 1933, as amended. The 2033 Euro Notes are senior unsecured obligations of the Issuers and are jointly and severally guaranteed on a senior unsecured basis by certain of the Company’s existing and future domestic restricted subsidiaries. The 2033 Euro Notes mature on May 15, 2033 and accrue interest at a rate of 5.50% per year. Interest is payable semi-annually on May 15 and November 15 of each year, beginning on November 15, 2025. The 2033 Euro Notes were issued pursuant to a separate indenture and are governed by substantially similar terms as the Company’s other senior notes.
In December 2025, the Issuers issued an additional €435 million of 2033 Euro Notes (the “New 2033 Euro Notes” and together with the Existing 2033 Euro Notes, the “2033 Euro Notes”). The New 2033 Euro Notes were issued as additional notes under the same indenture governing the Existing 2033 Euro Notes, and both series are treated as a single class of debt having identical terms other than issue date and issue price. Interest is payable semi-annually on May 15 and November 15, of each year, commencing May 15, 2026 for the New 2033 Euro Notes, and are redeemable at the Issuers’ option subject to customary terms.

Credit Facilities
In September 2024, Shift4 Payments, LLC (the “Borrower”) entered into a Second Amended and Restated First Lien Credit Agreement (the “Original Credit Agreement”) with Goldman Sachs Bank USA (“GS”), as administrative agent and collateral agent, and the lenders party thereto, providing for a $450 million senior secured revolving credit facility (“Revolving Credit Facility”), $113 million of which was originally available for the issuance of letters of credit.
In March 2025, the Borrower entered into an amendment to the Original Credit Agreement (the “First Amendment” and, the Original Credit Agreement, as amended by the First Amendment, the “Existing Credit Agreement”), with GS and the lenders party thereto, pursuant to which, among other things, the Original Credit Agreement was amended to (i) permit the consummation of the transactions contemplated by the Global Blue Transaction Agreement and (ii) permit the incurrence and/or issuance of the Bridge Facilities (as defined below) and/or certain other permanent financing issued in lieu thereof or to refinance the loans thereunder.
On June 30, 2025 (the “Second Amendment Effective Date”), the Borrower entered into an Amendment No. 2 to its Second Amended and Restated First Lien Credit Agreement (the “Second Amendment” and, the Existing Credit Agreement, as amended or as amended, restated, supplemented or otherwise modified from time to time, including by the Second Amendment, the “Credit Agreement”), with GS, the lenders party thereto, and certain subsidiary guarantors party thereto, pursuant to which, among other things, the Existing Credit Agreement was amended to (i) increase commitments under the Revolving Credit Facility from $450 million to $550 million (the “Revolving Credit Facility Increase”), up to $138 million of which is available for the issuance of letters of credit and up to $50 million of which is available for swing line loans, (ii) provide for a $1.0 billion senior secured term loan facility (the “Term Loan Facility” and, together with the Revolving Credit Facility, the “Credit Facilities”), and (iii) amend the financial covenant, certain financial definitions and certain other covenants and provisions thereunder. Borrowings under the Credit Facilities are available in U.S. Dollars, Euros, and certain other agreed-upon currencies.
Pursuant to the Second Amendment, the effectiveness of certain amendments to the Existing Credit Agreement, the establishment and initial funding of the Term Loan Facility, and the establishment and availability of the Revolving Facility Increase occurred on July 3, 2025 (the “Second Amendment Closing Date”), upon the satisfaction of certain customary closing conditions, including the occurrence of the Acceptance Time under the Global Blue Transaction Agreement.
As of December 31, 2025, borrowings under the Credit Facilities bear interest at a rate per annum equal to, at the Borrower’s option:
(i)    a term SOFR-based rate for U.S. Dollar denominated loans under the Credit Facilities (subject to a 0.0% floor), plus an applicable margin of (x) 2.50% in the case of the Term Loan Facility, and (y) 2.00% in the case of the Revolving Credit Facility;
(ii)    an alternate base rate for U.S. Dollar denominated loans under the Credit Facilities (equal to the highest of the Federal Funds Effective Rate plus 0.50%, the term SOFR rate for an interest period of one month (subject to a 0.0% floor) plus 1.00%, and the prime rate announced by the administrative agent from time to time), plus an applicable margin of (x) 1.50% in the case of the Term Loan Facility, and (y) 1.00% in the case of the Revolving Credit Facility;
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
The Term Loan Facility is scheduled to mature on July 3, 2032, and the Revolving Credit Facility is scheduled to mature on September 5, 2029. As of December 31, 2025, there were no borrowings outstanding under the Revolving Credit Facility, and borrowing capacity on the Revolving Credit Facility was $550 million.
Amendment No. 3 to the Second Amended and Restated First Lien Credit Agreement - Subsequent Event
On January 5, 2026, the Borrower entered into an Amendment No. 3 to its Second Amended and Restated First Lien Credit Agreement, with GS and the lenders party thereto. As a result of the Amendment No. 3, the applicable interest rate margin over the relevant benchmark rate on the Borrower’s term loans has been, (a) in the case of term loans that bear interest with reference to term SOFR, reduced from 2.50% per annum under the Credit Agreement to 2.00% per annum under the Amended Credit Agreement and (b) in the case of alternate base rate loans, reduced from between 1.50% per annum under the Credit Agreement to 1.00% per annum under the Amended Credit Agreement. All other material provisions of the Credit Agreement remain materially unchanged.

Settlement Line Agreement
In September 2024, Shift4 Payments, LLC entered into the Settlement Line Credit Agreement (the “Settlement Line Agreement”), by and between Shift4 Payments, LLC, as the borrower, and Citizens Bank, N.A. (“Citizens”), as the lender, providing for a settlement line of credit with an original aggregate available amount of up to $100 million (the “Settlement Line”). The Settlement Line provides financing for certain settlement obligations of Shift4 Payments, LLC’s merchants.
In September 2025, Shift4 Payments, LLC entered into Amendment No. 1 to the Settlement Line Agreement which, among other things, extended the maturity date thereof to September 28, 2026 and increased the aggregate available amount of the Settlement Line from $100 million to $125 million. As of December 31, 2025, borrowings against the Settlement Line amounted to $89 million which have been deposited in an account owned and controlled by Citizens. The deposit and borrowing have been netted on the Company’s Consolidated Balance Sheets because a right of offset exists and the parties intend to net settle.
Debt Commitment Letter
In February 2025, the Company entered into a transaction agreement (the “Transaction Agreement”) with Global Blue and, from and after its execution and delivery of a joinder thereto on February 25, 2025, GT Holding 1 GmbH, a Swiss limited liability company and indirect wholly owned subsidiary of the Company (“Merger Sub”). The Transaction Agreement sets forth the terms and conditions under which the Company agreed to acquire Global Blue through a cash tender offer for all of its publicly held shares. In February 2025, in connection with the Transaction Agreement, Shift4 Payments, LLC entered into a commitment letter (the “Debt Commitment Letter”) with GS, pursuant to which GS committed to, among other things, provide Shift4 Payments, LLC with bridge loan facilities in an aggregate principal amount of $1.795 billion (the “Bridge Facilities”). In March 2025, Shift4 Payments, LLC and GS amended and restated the Original Debt Commitment Letter pursuant to an amended and restated commitment letter. Because Shift4 raised the capital required to acquire Global Blue through other means, Shift4 Payments, LLC did not utilize any amount of the Bridge Facilities, resulting in a $9 million writeoff of unamortized upfront fees paid to enter into the Debt Commitment Letter, which is included in “Loss on extinguishment of debt” on the Company’s Consolidated Statements of Operations.
Restrictions and Covenants
The 2026 Senior Notes, 2027 Convertible Notes, 2032 Senior Notes, 2033 Euro Notes (collectively, the “Notes”) and Credit Facilities include certain restrictions on the ability of Shift4 Payments, LLC to make loans, advances, or pay dividends to Shift4 Payments, Inc.
As of December 31, 2025 and 2024, the Company was in compliance with all financial covenants under its debt agreements.
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

Acquisition-Related Contingent Consideration
The Company’s acquisitions often include contingent consideration, or earnout, provisions. The total fair value of contingent consideration related to the acquisitions of Vectron, Finaro, and two other acquisitions as of December 31, 2025 was $14 million, of which $10 million is included in “Accrued expenses and other current liabilities” and $4 million is included within “Other noncurrent liabilities” on the Company’s Consolidated Balance Sheets. The change in fair value of these liabilities is included in “Revaluation of contingent liabilities” on the Company’s Consolidated Statements of Operations. Each of these fair value measurements utilize Level 3 inputs, such as projected merchants acquired, projected revenues, discount rates and other subjective inputs.
There were no transfers into or out of Level 3 during the year ended December 31, 2025. The table below provides a reconciliation of the beginning and ending balances for the Level 3 contingent liabilities, all of which related to acquisitions:

Year Ended December 31, 2025
Balance at beginning of period	$26
Contingent consideration	5
Fair value adjustments	(4)
Impact of foreign exchange	2
Contingent liabilities that achieved earnout	(15)
Balance at end of period	$14
The estimated fair value of the Company’s outstanding debt using quoted prices from over-the-counter markets, considered Level 2 inputs, was as follows.

	December 31, 2025		December 31, 2024
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
2032 Senior Notes	$1,633	$1,706	$1,086	$1,119
Term Loan	984	999	—	—
2033 Euro Notes	1,304	1,343	—	—
2025 Convertible Notes	—	—	687	928
2027 Convertible Notes	628	610	626	684
2026 Senior Notes	—	—	446	443
Total	$4,549	$4,658	$2,845	$3,174

(a) Carrying value excludes unamortized debt issuance costs related to the Revolving Credit Facility of $3 million and $4 million as of December 31, 2025 and 2024, respectively.
The estimated fair value of the Company’s investments in non-marketable equity securities was $5 million and $3 million as of December 31, 2025 and 2024, respectively. These non-marketable equity investments have no readily determinable fair values and are measured using the measurement alternative, which is defined as cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. Adjustments for these investments, if any, are recorded in “Gain on investments in securities” on the Company’s Consolidated Statements of Operations.
Other financial instruments not measured at fair value on the Company’s Consolidated Balance Sheets at December 31, 2025 and 2024 include cash and cash equivalents, settlement assets, accounts receivable, prepaid expenses and other current assets, collateral held by the card networks, other noncurrent assets, settlement liabilities, accounts payable, accrued expenses and other current liabilities, bank deposits, and other noncurrent liabilities, as their estimated fair values reasonably approximate their carrying value as reported on the Company’s Consolidated Balance Sheets.

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
The following table sets forth the Company’s income (loss) before income taxes for its domestic and foreign operations for the years ended December 31, 2025, 2024, and 2023:

	December 31,
	2025	2024	2023
Domestic	$109	$(61)	$110
Foreign	86	60	10
Income (loss) before income taxes	$195	$(1)	$120
Components of income tax benefit (provision) consist of the following:

	Year Ended December 31,
	2025	2024	2023
Current
Federal	$(2)	$(11)	$(1)
State	(6)	(4)	—
Foreign	(33)	(11)	(4)
Total current income tax benefit (provision)	(41)	(26)	(5)
Deferred
Federal	(24)	252	5
State	1	66	2
Foreign	16	4	1
Total deferred income tax benefit (provision)	(7)	322	8
Total income tax benefit (provision)	$(48)	$296	$3

A reconciliation of the U.S. statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31, 2025
	Amount	Percent
US federal statutory tax rate	$41	21.0%
State and local income taxes, net of federal income tax effect (a)	4	2.1%
Foreign tax effects
Switzerland
Statutory rate difference between Switzerland and the United States and local income taxes	(6)	(3.1%)
Other	2	1.0%
Malta
Statutory rate difference between Malta and the United States	(2)	(1.0%)
United Kingdom
Effects of cross-border tax laws	5	2.6%
Other	(1)	(0.5%)
Germany
Nontaxable or nondeductible items	(4)	(2.1%)
Other	1	0.5%
Other	5	2.6%
Tax credits
Research and development tax credits	(1)	(0.5%)
Changes in valuation allowances	(13)	(6.7%)
Nontaxable or nondeductible items
Limitation on executive compensation	6	3.1%
Share-based payment awards	(3)	(1.5%)
Other	(2)	(1.0%)
Other adjustments
Income taxed to owners of NCI	(6)	(3.1%)
Investment in partnership	24	12.3%
Legal entity restructuring	(7)	(3.6%)
Other	5	2.6%
Total tax expense / effective tax rate	$48	24.7%
(a)    State taxes in the following jurisdictions made up the majority (greater than 50 percent) of the tax effect in this category: California, Florida, New York, and Pennsylvania.

As previously disclosed for the years ended December 31, 2024 and 2023, the following is a reconciliation of the U.S. statutory income tax rate to the Company's effective income tax rate:

	Year Ended December 31,
	2024	2023
Federal statutory rate	21.0%	21.0%
Noncontrolling interests/effect of pass-through entities (LLC income (loss))	850.0%	(6.5%)
State income taxes, net of federal benefit	(250.0%)	25.9%
Permanent items	106.3%	2.1%
Impacts of recording Tax Receivable Agreement	262.5%	—%
Change in fair value of contingent consideration	—%	0.9%
Foreign rate differential	450.0%	0.4%
Change in valuation allowance	18,100.0%	(47.4%)
Equity-based compensation	6.3%	0.2%
Research and development tax credits	93.7%	—%
U.S. taxation of worldwide subsidiaries, net of foreign tax credits	(1,137.5%)	—%
Other	4.0%	0.6%
Effective income tax rate	18,506.3%	(2.8%)
The following table presents supplemental information related to income taxes paid (net of refunds received):

Year Ended December 31, 2025
US federal	$13
US state and local:
Other	8
Foreign:
Japan	13
Italy	7
Other	22
Total cash taxes paid, net of refunds received	$63

Details of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2025	2024
Deferred tax assets:
Investment in Shift4 Payments, LLC	$453	$465
Net operating loss and tax credits carryforward	176	84
Equity-based compensation	10	8
Right-of-use liabilities	5	6
Accrued expenses	19	2
Interest expense carryforwards	103	—
Other	14	19
Subtotal	780	584
Valuation allowance	(330)	(137)
Total deferred tax assets	450	447

Deferred tax liabilities:
Fixed assets	(2)	(1)
Intangible assets	(519)	(101)
Right-of-use assets	(4)	(5)
Other liabilities	(5)	(4)
Total deferred tax liabilities	(530)	(111)
Net deferred tax asset (liability)	$(80)	$336
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
Accordingly, a tax benefit of $289 million was recognized during the year ended December 31, 2024 relating to the release of the valuation allowance associated with the Company’s deferred tax assets and recording additional deferred tax assets related to the TRA liability.
As of December 31, 2025, the Company has $276 million federal and $328 million state net operating loss carryforwards, which are expected to expire on various dates as follows. The federal net operating loss carryforwards of $214 million generated in tax years after 2017 have an unlimited carryforward period, while the remaining $63 million generated in earlier tax years have a twenty year carryforward and will expire if unused between 2036 and 2037. The Company’s state net operating loss carryforwards are available to reduce future taxable income, which expire at various times through 2042.
Uncertain Tax Positions
The effects of uncertain tax positions are recognized in the consolidated financial statements if these positions meet a “more-likely-than-not” threshold. For those uncertain tax positions that are recognized in the consolidated financial statements, liabilities are established to reflect the portion of those positions it cannot conclude “more-likely-than-not” to be realized upon ultimate settlement. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits within “Income tax benefit (expense)” in the Company’s Consolidated Statements of Operations. Accrued interest and penalties, if any, are included within “Deferred tax liability” in the Company’s Consolidated Balance Sheets. As of December 31, 2025 and 2024, $12 million and $10 million, respectively, of uncertain tax positions were recognized within “Other noncurrent liabilities” in the Company’s Consolidated Balance Sheets, which were primarily recognized in conjunction with acquisitions.

Below is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	Year Ended December 31,
	2025	2024	2023
Beginning balance	$10	$5	$8
Increase related to current year tax positions	3	—	1
Increase related to prior year tax positions	1
Increase attributable to positions acquired through business combinations	—	6	1
Decrease attributable to measurement period adjustments	—	—	(5)
Decrease attributable to statute of limitation expirations	(2)	(1)	—
Ending balance	$12	$10	$5

Total amount of interest and penalties recognized in the Consolidated Statements of Operations	$1	$1	$1
Total amount of interest and penalties recognized in the Consolidated Balance Sheets	$2	$2	$2
All of the unrecognized tax benefits reflected in the above table would affect the effective tax rate, if recognized.
The Company files income tax returns as required by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company may be subject to examination by federal and certain state and local tax authorities. As of December 31, 2025, the Company’s federal and state and local income tax years 2023 through 2025 remain open and are subject to examination. We are currently under examination by Canadian tax authorities for the 2015 to 2018 tax years and Israeli tax authorities for 2019 to 2021 tax years.
The Company's open tax years by major taxing jurisdictions are as follows:

Jurisdiction	Open Tax Years
United States	2022 - 2025
Australia	2021 - 2025
France	2022 - 2025
Germany	2021 - 2025
Israel	2019 - 2025
Italy	2019 - 2025
Japan	2022 - 2025
Malta	2020 - 2025
Switzerland	2020 - 2025
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
The TRA provided for certain payments by Shift4 Payments, Inc. to the Continuing Equity Owners. In connection with the Simplification Transactions, the Company is relieved of future TRA payments, as Rook assigned all of its rights and benefits under the TRA to the Company. The Company is still obligated for payments to Searchlight under the TRA of 85% of the amount of any tax benefits the Company realizes as a result of (i) increases in the Company’s share of the tax basis in the net assets of Shift4 Payments, LLC resulting from prior redemptions or exchanges of LLC Interests, (ii) tax basis increases attributable to payments made under the TRA, and (iii) deductions attributable to imputed interest pursuant to the TRA. The Company expects to benefit from the remaining 15% of any of cash savings that it realizes.

As of December 31, 2025 and 2024, the Company recognized a TRA liability of $369 million and $366 million, respectively, after concluding it was probable that, based on estimates of future taxable income, the Company will realize tax benefits associated with the TRA. A payment of $1 million and $2 million was made to the Continuing Equity Owners pursuant to the TRA during the year ended December 31, 2025 and 2024, respectively. The estimation of liability under the TRA is by its nature imprecise and subject to significant assumptions regarding the amount, character, and timing of the taxable income of Shift4 Payments, Inc. in the future. Changes in tax laws or rates could also materially impact the estimated liability.
On February 7, 2026, the Company entered into a Transaction Agreement to effect, among other things, the Up-C Collapse via a taxable exchange and the assignment and waiver of Rook’s rights under the TRA to the Company. The impact of this transaction on the TRA liability will be accounted for in the first quarter of 2026.
Developments in Tax Law
In December 2021, the Organisation for Economic Co-operation and Development (“OECD”) issued model rules for a new global minimum tax framework (“Pillar Two”), and various governments around the world have passed, or are in the process of passing, legislation on this. Certain Pillar Two rules started taking effect in 2024, depending on whether a particular jurisdiction had integrated the legislation into local law. The Company is continuing to monitor these impacts on its operating footprint and estimated an increase in income tax expense associated with jurisdictions that have implemented an Income Inclusion Rule (“IRR”) or a Qualifying Domestic Minimum Top-up Tax (“QDMTT”) for the twelve months ended December 31, 2025.
Furthermore, on January 5, 2026, the OECD released a comprehensive package for a “side-by-side arrangement” (“SbS”) with respect to Pillar Two. This package, effective for fiscal years beginning on or after January 1, 2026, implements a SbS Safe Harbor. The SbS Safe Harbor deems top-up tax as zero for IIR and Undertaxed Profits Rule (“UTPR”) purposes for eligible U.S.-parented groups, provided the ultimate parent entity's jurisdiction (currently only the United States) maintains a Qualified SbS Regime with an eligible domestic and worldwide tax system that credits Qualified Domestic Minimum Top-up Taxes (QDMTTs) equivalently to other covered taxes. We will continue to monitor U.S. and international legislative developments, including further announcements on the side-by-side arrangement, to assess any potential impacts on our operations.
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
The expected future payments related to leases with initial non-cancellable lease terms in excess of one year at December 31, 2025 are as follows:

2026	$20
2027	17
2028	14
2029	11
2030	5
Thereafter	12
Total lease payments	79
Less: Interest	(9)
Present value of minimum payments	$70

Total operating lease expense, which is included in “General and administrative expenses” in the Company’s Consolidated Statements of Operations, was $29 million, $14 million, and $10 million for the years ended December 31, 2025, 2024 and 2023, respectively. Included in total operating lease expense for the years ended December 31, 2025, 2024 and 2023 was $2 million, $3 million, and $1 million, respectively, of expense recognized on short-term leases which were not capitalized under ASC 842. Included in total operating lease expense for each of the years ended December 31, 2025, 2024 and 2023 was $3 million of variable expense.
Supplemental balance sheet information related to leases was as follows:

	December 31, 2025	December 31, 2024
Weighted average remaining in lease term (in years):	5.0	4.5
Weighted average discount rate	5.3%	5.1%
Operating lease payments included in operating cash flows were $16 million, $10 million and $7 million for the years ended December 31, 2025, 2024 and 2023, respectively. Non-cash additions to operating lease assets were $16 million, $11 million and $6 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
15.Related Party Transactions
The Company had a service agreement with Jared Isaacman, the Company’s founder, former Chief Executive Officer, and former Executive Chairman (“Founder”), including access to aircrafts and a property. Total expense for this service, which is included in “General and administrative expenses” in the Company’s Consolidated Statements of Operations, was $1 million for each of the years ended December 31, 2025, 2024 and 2023. There were no amounts outstanding at December 31, 2025 or 2024. In addition, during the year ended December 31, 2025, the Company made $19 million of distributions related to income taxes paid on behalf of Rook, which are included in “Distributions to non-redeemable noncontrolling interests” in the Company’s Consolidated Statements of Cash Flows.
In July 2025, the Company entered into a $1 million residual commission buyout agreement with a relative of the Founder, consisting of an initial cash payment of $1 million and an immaterial contingent cash payment, payable after 14 months, subject to certain conditions related to the performance of the acquired rights.
In November 2021, the Company implemented a one-time discretionary equity award program for non-management employees. The Founder had agreed to fund 50% of this program through a contribution of shares of his Class C common stock. During the year ended December 31, 2025, 12,410 shares of the Founder’s Class C common stock were contributed to fund the awards that vested.
Rook has entered into margin loan agreements, pursuant to which, in addition to other collateral, it has pledged 15,000,000 shares of the Company’s Class A common stock to secure a margin loan. If Rook were to default on its obligations under the margin loan and fail to cure such default, the lender would have the right to exchange and sell up to 15,000,000 shares of the Company’s Class A common stock to satisfy Rook’s obligation.
On December 18, 2025 Jared Isaacman was sworn in as the 15th Administrator of NASA. Effective upon his confirmation and in accordance with Mr. Isaacman’s agreement with the U.S. Office of Government Ethics (the “OGE”), Mr. Isaacman agreed to convert his equity units in Shift4 Payments, LLC into Class A shares, cancel the corresponding Class B shares, and exchange all of his Class C shares on a one-for-one basis for Class A shares and terminate the TRA, dated June 4, 2024, with Shift4 Payments, LLC and the other parties thereto in order to effect the Up-C Collapse. Concurrent with his appointment, the service agreement between Mr. Isaacman and the Company for aircrafts and a property was terminated, and replaced with a new flight services agreement, effective January 1, 2026, with a company which is 50% owned by Mr. Isaacman. The term of the new flight services agreement is one year, with indefinite annual renewal options. Annual expense for these services is expected to be approximately $2 million.

On February 7, 2026, the Company entered into a Transaction Agreement to effect, among other things, the Up-C Collapse via a taxable exchange, and the assignment and waiver of Rook’s rights under the TRA to the Company. The Simplification Transactions and other matters provided for in the Transaction Agreement will provide significant benefits to the Company, including being relieved of future TRA payments, no longer having a stockholder with majority voting power and obtaining a waiver by Rook of its rights under Section 4 of the Stockholders Agreement, dated June 4, 2020, among the Company, Rook, and Searchlight.
Pursuant to the Transaction Agreement, the following transactions occurred: (i) Rook effected a redemption and exchange of all of its equity common units in Shift4 Payments, LLC on a one-for-one basis for shares of Class A common stock and cancelled the corresponding shares of Class B common stock, (ii) Mr. Isaacman exchanged all of his shares of Class C common stock on a one-for-one basis for shares of Class A common stock, (iii) Rook assigned all of its rights and benefits under the TRA to the Company, and each of Rook and the Company waived any rights they may have to any tax benefit payments; and (iv) Mr. Isaacman agreed to the Stockholders Agreement Waiver. Also pursuant to the Transaction Agreement, Mr. Isaacman agreed to a five-year obligation not to compete with the Company, and the Company and Mr. Isaacman agreed to, following the time that Mr. Isaacman’s service as NASA Administrator terminates, negotiate in good faith to reach an agreement upon which Mr. Isaacman shall return to service (whether as director, consultant, or otherwise) with the Company.
Pursuant to the Transaction Agreement, in consideration for the Company Benefits, including the assignment and waiver of the TRA, the Elimination of Voting Control Benefit, the Stockholder Agreement Waiver, and the Up-C Collapse, Mr. Isaacman (via Rook) received $192 million in value, which consisted of (i) a payment of cash held by the Company as a result of previously paid tax distributions from Shift4 LLC in the amount of approximately $139 million and (ii) 423,296 shares of the Company’s mandatory convertible preferred stock in a private placement. Additionally, Mr. Isaacman’s agreement to fund 50% of the Company’s discretionary equity award program for non-management employees, implemented in November 2021, through a contribution of shares of his shares of Class C common stock was deemed satisfied in full.
16.Commitments and Contingencies
From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm the Company’s business.
Certain legal and regulatory proceedings may be based on complex claims involving substantial uncertainties and unascertainable damages. In accordance with ASC 450, when the Company determines that a loss is both probable and reasonably estimable, the Company records a liability, and, if the liability is material, discloses the amount of the liability reserved. As of December 31, 2025, it is not probable to determine the probability of loss or estimate damages for the Company’s legal proceedings, if any, and therefore, the Company has not established reserves for these proceedings, if any. Given that such proceedings are subject to uncertainty, there can be no assurance that such legal proceedings, either individually or in the aggregate, will not have a material adverse effect on our business, results of operations, financial condition or cash flows.
The Company is currently not aware of any legal proceedings or claims that the Company believes could have a material adverse effect on its business, financial condition or operating results.
17.Stockholders’ Equity
Stock Repurchases
In May 2024, the Board authorized a stock repurchase program (the “May 2024 Program”), pursuant to which the Company was authorized to repurchase up to $500 million shares of its Class A common stock through December 31, 2025.
In November 2025, the Board authorized a new stock repurchase program, replacing the May 2024 Program, pursuant to which the Company is authorized to repurchase up to $1 billion of shares of its Class A common stock through December 31, 2026 (the “November 2025 Program”).
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

During the year ended December 31, 2025, the Company repurchased 6,184,487 shares of Class A common stock for $453 million, including commissions paid, at an average price paid of $73.23 per share. During the year ended December 31, 2024, the Company repurchased 1,605,488 shares of Class A common stock for $146 million, including commissions paid, at an average price paid of $90.83 per share.
As of December 31, 2025, $695 million remained available for stock repurchases under the November 2025 Program.
Stock Issuances
In July 2025, in connection with the acquisition of Global Blue, the Company received aggregate proceeds of approximately $88 million from Huang River Investment Limited (an affiliate of Tencent Holdings Limited) and Ant International Technologies (Singapore) Holding Pte. Ltd. (an affiliate of Ant International (Cayman) Holding Limited) from the sale of 912,494 newly issued shares of Class A common stock.
Preferred Stock
In May 2025, the Company issued 10,000,000 shares of its 6.00% Series A Mandatory Convertible Preferred Stock, par value $0.0001 per share (the “Preferred Stock”), for gross proceeds of $1 billion. The Preferred Stock was sold at a public offering price of $100.00 per share and carries an initial liquidation preference of $100.00 per share. Net proceeds after underwriting fees of $25 million were $975 million. As of December 31, 2025, the Company has incurred other offering costs of approximately $2 million in connection with the financing, which were recorded as a reduction to “Series A Mandatory Convertible Preferred Stock” in the Company’s Consolidated Balance Sheets.
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
During the year ended December 31, 2025, the Company paid $30 million of dividends on its Preferred Stock. As of December 31, 2025, accrued but unpaid dividends amounted to $10 million and are reflected within “Accrued expenses and other current liabilities” in the Consolidated Balance Sheets.
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
18.Noncontrolling Interests
Non-Redeemable Noncontrolling Interests
Rook
Shift4 Payments, Inc. is the sole managing member of Shift4 Payments, LLC, and consolidates the financial results of Shift4 Payments, LLC. The economic interest in Shift4 Payments, LLC held by Rook amounted to $385 million and $187 million as of December 31, 2025 and 2024, respectively, and was recorded as a non-redeemable noncontrolling interest. During the year ended December 31, 2025, Shift4 Payments, Inc. received $975 million of net proceeds from the issuance of the Preferred Stock, and concurrently, Shift4 Payments, LLC issued Mirror Units to Shift4 Payments, Inc. in exchange for the proceeds from the Preferred Stock. A pro rata portion of the Mirror Units was attributed to the non-redeemable noncontrolling interests. The following table summarizes the ownership of LLC Interests in Shift4 Payments, LLC:

	December 31, 2025		December 31, 2024
	LLC Interests	Ownership %	LLC Interests	Ownership %
Shift4 Payments, Inc. (a)	64,790,146	76.6%	69,257,131	77.8%
Rook	19,801,028	23.4%	19,801,028	22.2%
Total	84,591,174	100.0%	89,058,159	100.0%
Subsequent Event
On December 18, 2025 Jared Isaacman was sworn in as the 15th Administrator of NASA. In accordance with Mr. Isaacman’s agreement with the U.S. Office of Government Ethics (the “OGE”), and in conjunction with the planned Up-C Collapse, Mr. Isaacman agreed to convert Rook’s equity units in Shift4 Payments, LLC into Class A shares, cancel the corresponding Class B shares, and exchange all of his Class C shares on a one-for-one basis for Class A shares, at which time the Company will derecognize the noncontrolling interests balance represents the economic interest in Shift4 Payments, LLC held by Rook. On February 7, 2026, the Company entered into a Transaction Agreement to effect, among other things, the Up-C Collapse via a taxable exchange and the assignment and waiver of Rook’s rights under the TRA to the Company.
Pursuant to the Transaction Agreement, the following transactions occurred: (i) Rook effected a redemption and exchange of all of its equity common units in Shift4 Payments, LLC on a one-for-one basis for shares of Class A common stock and cancelled the corresponding shares of Class B common stock, (ii) Mr. Isaacman exchanged all of his shares of Class C common stock on a one-for-one basis for shares of Class A common stock, (iii) Rook assigned all of its rights and benefits under the TRA to the Company, and each of Rook and the Company waived any rights they may have to any tax benefit payments; and (iv) Mr. Isaacman agreed to the Stockholders Agreement Waiver.
Global Blue
The noncontrolling interests in certain subsidiaries of Global Blue Group Holding AG, a wholly-owned subsidiary of the Company following the recent acquisition, are accounted for as a non-redeemable noncontrolling interest, representing third-party ownership in entities where Global Blue maintains control but holds less than 100% equity interest. The balances were recorded at fair value in purchase accounting. Profits, losses, and other comprehensive income are allocated to noncontrolling interests based on ownership percentages. Certain noncontrolling interest holders own put options to sell their ownership interests to Global Blue, treated as potential liabilities if exercisable. In addition, certain noncontrolling interest holders receive periodic distributions, included within “Distributions to noncontrolling interests” on the Consolidated Statements of Cash Flows. The following table summarizes the carrying values and minority ownership of each Global Blue subsidiary in which it holds less than 100% equity interest:

	December 31, 2025
	Noncontrolling Interests Carrying Value	Noncontrolling Ownership %
Global Blue TPS Japan Co Ltd	$120	49%
Global Blue Lebanon SAL	—	45%
Global Blue Brasil TFS Ltda.	—	40%
Global Blue Touristik Hizmetler A.Ş.	1	40%
Global Blue Pazarlama Destek ve Teknoloji Hizmetleri A.Ş.	—	40%
Bahama’s VAT Refund Ltd	—	20%
Global Blue LLC	(1)	40%
Total	$120
For the period from July 3, 2025 through December 31, 2025, net income attributable to the Global Blue non-redeemable noncontrolling interests amounted to $4 million.
Redeemable Noncontrolling Interests
In June 2024, the Company acquired a majority stake in Vectron, a German corporation providing POS systems, POS software, and digital and cloud-based services worldwide. The acquisition was accounted for as a business combination under ASC 805. The Company consolidates 100% of Vectron’s assets, liabilities, revenues and expenses.
In March 2025, Arrow HoldCo GmbH (“Arrow HoldCo”), a wholly owned indirect subsidiary of the Company, and Vectron agreed on a final draft of the DPLTA between Arrow HoldCo, as the controlling company, and Vectron, as the controlled company. The DPLTA was approved and became effective in June 2025, at which time the Company reclassified the 25% economic interest in Vectron not held by the Company from “Non-redeemable noncontrolling interests” to “Redeemable noncontrolling interests” on its Consolidated Balance Sheets. Subsequent to the DPLTA becoming effective, the Company acquired an additional 16% economic interest in Vectron for $25 million, which is included within “Global Blue and Vectron shares purchased post-acquisition” on the Consolidated Statements of Cash Flows. The excess of amounts paid over the carrying value of the respective shares was $6 million, which was recorded as a reduction to additional paid-in capital, with the remaining $19 million recorded as a reduction to redeemable noncontrolling interests. As of December 31, 2025, the Company owned approximately 91% of Vectron. The Company plans to consummate a statutory squeeze-out merger in accordance with the laws of Germany to acquire the remaining 9% of shares not owned by the Company.
The economic interest in Vectron not held by the Company amounted to $10 million and $24 million as of December 31, 2025 and 2024, respectively. Prior to the DPLTA becoming effective, the noncontrolling interest was calculated as the number of shares of Vectron’s common stock not owned by the Company multiplied by the price per share of Vectron’s common stock as of the acquisition date, adjusted by the portion of Vectron’s net income not attributable to the Company. As of December 31, 2025, the redeemable noncontrolling interest was calculated as the redemption amount of the shares not owned by the Company, plus accrued dividends, and is subject to foreign currency translation adjustments.
Under the DPLTA, each minority shareholder of Vectron was granted the right to tender their shares for a cash redemption payment of €10.93 per share at any time. As this redemption right is outside the control of the Company, the related noncontrolling interest was reclassified to “Redeemable noncontrolling interests”, which is presented in the mezzanine section of the Consolidated Balance Sheets between liabilities and equity.
In addition, the DPLTA entitles minority shareholders who do not redeem their shares to receive an annual guaranteed dividend of €0.47 per share. This fixed, non-discretionary payment qualifies as a participating security preference and is treated as a reduction to net income attributable to common stockholders. Although the dividend is legally paid on an annual basis, this obligation is required to be accrued on a straight-line basis beginning on the registration date.

Furthermore, under German corporate law, the adequacy of the redemption amount and guaranteed dividend is subject to appraisal proceedings, in which courts may determine that higher amounts are owed to minority shareholders. If such proceedings result in increased compensation, the Company may be required to make additional payments, including statutory interest. As of December 31, 2025, the ultimate outcome and financial impact of any such proceedings is not reasonably estimable, and no liability has been recorded. The following table summarizes the Company’s redeemable noncontrolling interests as of December 31, 2025:

Year Ended December 31, 2025
Balance as of January 1, 2025	$—
Reclassification from non-redeemable noncontrolling interests	28
Redemption of redeemable noncontrolling interests	(19)
Foreign exchange impact and dividends accrued	1
Balance as of December 31, 2025	$10
19.Equity-based Compensation
The Company recognized equity-based compensation expense of $82 million, $66 million and $57 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
As of December 31, 2025, a maximum of 2,613,740 shares of the Company’s Class A common stock were available for issuance under the Restated Equity Plan. The Company expects to make 1,730,632 additional shares of Class A common stock available for issuance under the Restated Equity Plan in the first quarter of 2026.
RSUs and PRSUs
RSUs and PRSUs represent the right to receive shares of the Company’s Class A common stock at a specified date in the future. The following table presents the expected number of shares that are expected to vest in each year as of December 31, 2025, subject to continued service:

	2026	2027	2028	2029	2030	Total
Granted in 2021	179,204	—	—	—	—	179,204
Granted in 2022	57,126	57,636	—	—	—	114,762
Granted in 2023	208,230	107,283	13,931	—	—	329,444
Granted in 2024	268,437	147,276	2,911	—	—	418,624
Granted in 2025	233,964	283,350	283,764	48,662	48,662	898,402
Total	946,961	595,545	300,606	48,662	48,662	1,940,436

The RSU and PRSU activity was as follows:

	Number of RSUs and PRSUs	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2022	2,465,355	$47.57
Granted	1,415,102	63.87
Vested	(1,096,241)	44.19
Forfeited or cancelled	(439,006)	55.22
Unvested balance at December 31, 2023	2,345,210	57.35
Granted	1,160,816	67.22
Vested	(1,021,787)	58.05
Forfeited or cancelled	(314,896)	58.53
Unvested balance at December 31, 2024	2,169,343	62.13
Granted	1,180,012	88.73
Vested	(1,226,315)	65.19
Forfeited or cancelled	(182,604)	65.64
Unvested balance at December 31, 2025	1,940,436	$75.99
The grant date fair value of RSUs and PRSUs subject to continued service or those that vest immediately was determined based on the price of the Company’s Class A common stock on the grant date.
As of December 31, 2025, the Company had $101 million of total unrecognized equity-based compensation expense related to outstanding RSUs and PRSUs, which is expected to be recognized over a weighted-average period of 2.3 years.
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

	Year Ended December 31,
	2025	2024	2023
Net income	$147	$295	$123
Less: Net income attributable to non-redeemable noncontrolling interests	(28)	(65)	(37)
Less: Dividends on Preferred Stock and redeemable noncontrolling interests	(40)	—	—
Adjustment to net income attributable to common stockholders	(1)	(2)	—
Net income attributable to common stockholders - basic	78	228	86
Reallocation of net income from non-redeemable noncontrolling interests to common stockholders due to effect of dilutive securities	18	50	1
Net income attributable to common stockholders - diluted	$96	$278	$87

Numerator - allocation of net income attributable to common stockholders:
Net income allocated to Class A common stock - basic	$76	$222	$83
Reallocation of net income from non-redeemable noncontrolling interests to common stockholders due to effect of dilutive securities	18	51	1
Net income allocated to Class A common stock - diluted	$94	$273	$84

Net income allocated to Class C common stock - basic	$2	$6	$3
Reallocation of net income from non-redeemable noncontrolling interests to common stockholders due to effect of dilutive securities	—	(1)	—
Net income allocated to Class C common stock - diluted	$2	$5	$3

Denominator:
Weighted average shares of Class A common stock outstanding - basic (a)	66,726,911	66,009,448	57,738,871
Effect of dilutive securities:
LLC Interests (b)	19,801,028	22,160,725	—
RSUs	1,092,719	1,684,179	1,112,793
Contingent shares	—	—	196,686
Weighted average shares of Class A common stock outstanding - diluted	87,620,658	89,854,352	59,048,350

Weighted average shares of Class C common stock outstanding - basic and diluted	1,333,686	1,668,826	1,942,054

Net income per share - Basic:
Class A common stock	$1.15	$3.36	$1.45
Class C common stock	$1.15	$3.36	$1.45
Net income per share - Diluted:
Class A common stock	$1.08	$3.03	$1.43
Class C common stock	$1.08	$3.03	$1.43
(a) The year ended December 31, 2023 included 3,741,398 shares that had been committed but not issued as of December 31, 2023. Committed but not issued shares as of December 31, 2023 primarily relate to the acquisition of Finaro.
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
The Company has excluded from the calculation of diluted net income per share the effect of the following:
•the conversion of the Preferred Stock in 2025, as the effect would be anti-dilutive;
•the conversion of the 2025 Convertible Notes and 2027 Convertible Notes, as the effect would be anti-dilutive; and
•shares of the Company’s Class A common stock to be issued in connection with certain earnouts, for the period prior to the issuance of such shares.

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
The following table presents a disaggregation of the Company’s consolidated net income:

	Year Ended December 31,
(in millions)	2025	2024	2023
Payments-based revenue	$3,471	$2,990	$2,386
TFS revenue	255	—	—
Subscription and other revenue	454	341	179
Network fees*	(2,199)	(1,976)	(1,624)
Other costs of sales* (exclusive of depreciation of equipment under lease)	(553)	(382)	(253)
General and administrative expenses:
Employee and other general and administrative expenses*	(554)	(368)	(251)
Equity-based compensation*	(85)	(68)	(59)
Rent, office, occupancy and equipment expenses*	(43)	(23)	(19)
Revaluation of contingent liabilities	4	(4)	(23)
Depreciation and amortization expense* (a)	(290)	(200)	(154)
Professional expenses*	(87)	(41)	(33)
Advertising and marketing expenses*	(32)	(22)	(15)
Gain on sale of subsidiaries	19	—	—
Impairment of intangible assets	(9)	—	(19)
Loss on extinguishment of debt	(12)	—	—
Interest income	59	34	32
Other income (expense), net	(9)	2	(4)
Realized and unrealized gain on investments in securities	—	67	12
Change in TRA liability	(4)	(289)	(3)
Interest expense*	(190)	(62)	(32)
Income tax benefit (expense)	(48)	296	3
Net income	$147	$295	$123
*    Denotes a significant segment expense reviewed by the CODM.
(a)Depreciation and amortization expense includes depreciation of equipment under lease of $74 million, $54 million, and $35 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Geographical Information
The following table presents a disaggregation of the Company’s revenue by geography:

	Year Ended December 31,
(in millions)	2025	2024	2023
U.S.	$3,312	$2,911	$2,464
International	868	420	101
Gross revenue	$4,180	$3,331	$2,565

The following table summarizes long-lived assets based on geography, which consist of Equipment for lease, net, Property, plant and equipment, net, and ROU assets:

	As of December 31,
(in millions)	2025	2024	2023
U.S.	$254	$205	$169
International	88	24	5
Total long-lived assets	$342	$229	$174
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.
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
The Company acquired Global Blue Group Holding AG (“Global Blue”) and Smartpay Holdings Limited (“Smartpay”) during the year ended December 31, 2025. Management excluded Global Blue and Smartpay from its assessment of internal control over financial reporting as of December 31, 2025 because they were acquired by the Company in business combinations during 2025. Global Blue and Smartpay total assets and total revenues excluded from management’s assessment of internal control over financial reporting represent approximately 8% and 1% of total assets, respectively and approximately 8% and less than 1% of total revenues, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025. The Company is in the process of incorporating Global Blue and Smartpay into its internal control over financial reporting.
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the Internal Control - Integrated Framework (2013). Based on this assessment, management concluded the Company’s internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.
(b) Insider trading arrangements and policies.
On December 11, 2025, Taylor Lauber, our Chief Executive Officer, entered into a new trading plan pursuant to Rule 10b5-1 of the Exchange Act. Mr. Lauber’s Rule 10b5-1 trading plan provides for the sale from time to time of an aggregate of 22,000 shares of our Class A common stock. Mr. Lauber’s Rule 10b5-1 trading plan becomes effective on March 16, 2026 and expires on March 16, 2027, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c). Mr. Lauber also terminated his previous agreement which was entered into on August 25, 2025 and was set to be effective as of January 2, 2026.
On December 12, 2025, Karen Davis, a member of our Board, entered into a new trading plan pursuant to Rule 10b5-1 of the Exchange Act. Ms. Davis’ Rule 10b5-1 trading plan provided for the sale from time to time of a maximum of 750 shares of our Class A common stock and 2,367 shares of Ms. Davis’ restricted stock unit awards, less any shares to be withheld for tax, pursuant to the terms of the plan. Ms. Davis’ Rule 10b5-1 trading plan was expected to become effective on March 13, 2026 and expire on December 31, 2026, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c). Ms. Davis terminated her agreement in February 2026 before it became effective.
Other than described as above, during the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each item is defined in Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Certain information relating to our executive officers and directors is included in Part I, Item 1 of this Form 10-K under the heading “Information about our Executive Officers and Directors.” The remaining information with respect to this Item will be set forth under the headings “Proposal 1—Election of Directors,” “Executive Officers,” “Corporate Governance,” “Committees of the Board” and, if applicable, “Delinquent Section 16(a) Reports.” in our proxy statement for the 2026 annual meeting of stockholders (the “2026 Proxy Statement”), which will be filed with the SEC no later than 120 days after December 31, 2025, and is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
Information with respect to this Item will be set forth under the headings “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in our 2026 Proxy Statement, which will be filed with the SEC no later than 120 days after December 31, 2025 and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information with respect to this Item will be set forth under the headings “Security Ownership of Certain Beneficial Owners and Management,” “Director Compensation,” and “Securities Authorized For Issuance under Equity Compensation Plans” in our 2026 Proxy Statement, which will be filed with the SEC no later than 120 days after December 31, 2025 and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information with respect to this Item will be set forth under the headings “Certain Relationships and Related Person Transactions” and “Corporate Governance” in our 2026 Proxy Statement, which will be filed with SEC no later than 120 days after December 31, 2025 and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information with respect to this Item will be set forth under the heading “Independent registered Public Accounting Firm Fees and Other Matters” in our 2026 Proxy Statement, which will be filed with the SEC no later than 120 days after December 31, 2025 and is incorporated herein by reference.

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
(a)(3) Exhibits
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.
INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed/Furnished Herewith
		Form	File No.	Exhibit	Filing Date
2.1****	Transaction Agreement by and between Shift4 Payments, Inc. and Global Blue Group Holding AG, dated as of February 16, 2025.	8-K	001-39313	2.1	02/18/2025

3.1	Amended and Restated Certificate of Incorporation Shift4 Payments, Inc.	S-8	333-239042	4.1	06/09/2020

3.2	Certificate of Retirement of Class B Stock of Shift4 Payments, Inc					*

3.3	Amended and Restated By-Laws of Shift4 Payments, Inc.	S-8	333-239042	4.2	06/09/2020

3.4	Certificate of Designations of 6.00% Series A Mandatory Convertible Preferred Stock.	8-K	001-39313	3.1	05/05/2025

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock.	S-1/A	333-238307	4.1	06/01/2020

4.2	Description of Capital Stock	10-K	001-39313	4.2	03/08/2021

4.3	Indenture dated as of July 26, 2021, between Shift4 Payments, Inc. and U.S. Bank National Association, as trustee (and Form of Global Note)	8-K	001-39313	4.1	07/26/2021

4.4	Indenture, by and among Shift4 Payments, LLC, Shift4 Payments Finance Sub, Inc., the subsidiary guarantors named on the signature pages thereto and U.S. Bank Trust Company, National Association, as trustee, dated August 15, 2024 (and Form of Note).	8-K	001-39313	4.1	08/15/2024

4.5	Indenture, dated as of May 16, 2025, among the Issuers, the subsidiary guarantors named on the signature pages thereto and U.S. Bank Trust Company, National Association, as trustee, and U.S. Bank Europe DAC, UK Branch, as registrar, transfer agent and paying agent (and Form of Note)	8-K	001-39313	4.3	05/16/2025

4.6	Form of 6.00% Series A Mandatory Convertible Preferred Stock (included in Exhibit 3.3)	8-K	001-31313	4.1	05/05/2025

10.1	Tax Receivable Agreement, dated June 4, 2020.	10-Q	001-39313	10.1	08/12/2020

10.2	Shift4 Payments, LLC Seventh Amended and Restated Limited Liability Company Agreement		001-39313	10.2	08/05/2025

10.3	Stockholders Agreement, dated June 4, 2020.	10-Q	001-39313	10.3	08/12/2020

10.4	Registration Rights Agreement, dated June 4, 2020	10-Q	001-39313	10.4	08/12/2020

10.5	Purchase Agreement, by and between Shift4 Payments, Inc. and Rook Holdings, Inc., dated May 31, 2020.	S-1/A	333-238307	10.20	06/01/2020

10.6#	Shift4 Payments, Inc. Amended and Restated 2020 Incentive Award Plan	8-K	001-39313	10.1	06/13/2022

10.7#	Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement (No Continued Employment).	S-1/A	333-238307	10.11	06/01/2020

10.8#	Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Agreement (Continued Employment).	S-1/A	333-238307	10.12	06/01/2020

10.9#	Non-Employee Director Compensation Policy dated February 16, 2025.	8-K	333-238307	10.1	02/18/2025

10.10#	Form of Indemnification Agreement for Executive Officers and Directors.	10-K	001-39313	10.1	02/19/2025

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed/Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
10.11#	Employment Agreement by and between Shift4 Payments, Inc. and David T. Lauber, dated June 17, 2025		001-39313	10.3	08/05/2025

10.12#	Award Agreement by and between Shift4 Payments, Inc. and David T. Lauber, dated June 17, 2025	10-Q	001-39313	10.4	08/05/2025

10.14***	Merger Agreement by and among Credorax Inc., Shift4 Payments, LLC, Shift4 (BVI) Limited, Krieg Merger Sub Limited, and the other parties thereto, dated as of March 1, 2022.	10-Q/A	001-39313	10.1	11/08/2022

10.15****	Second Amended and Restated First Lien Credit Agreement dated as of September 5, 2024, by and among Shift4 Payments, LLC, as the borrower, the lenders and issuing banks party thereto and Goldman Sachs Bank USA, as administrative agent and collateral agent	8-K	001-39313	10.1	09/10/2024

10.16****	Settlement Line Credit Agreement, dates as of September 30, 2024, by and between Shift4 Payments, LLC, as the borrower, and Citizens Bank N.A., as the lender	10-Q	001-39313	10.1	11/12/2024

10.17****	Tender and Support Agreement by and among Shift4 Payments, Inc., SL Globetrotter, L.P., and Global Blue Holding LP, dated as of February 16, 2025.	8-K	001-39313	10.1	02/18/2025

10.18****	Tender and Support Agreement by and between Shift4 Payments, Inc. and Ant International Technologies (Hong Kong) Holding Limited, dated as of February 16, 2025	8-K	001-39313	10.2	02/18/2025

10.19****	Tender and Support Agreement by and between Shift4 Payments, Inc. and CK Opportunities Wolverine S.À.R.L, dated as of February 16, 2025	8-K	001-39313	10.3	02/18/2025

10.20****	Tender and Support Agreement by and among Shift4 Payments, Inc., Partners Group Private Equity (Master Fund), LLC, Partner Group Barrier Reef, L.P. and Partners Group Client Access 5 L.P. Inc., dated as of February 16, 2025.	8-K	001-39313	10.4	02/18/2025

10.21****	Tender and Support Agreement by and between Shift4 Payments, Inc. and Tencent Mobility Limited, dated as of February 16, 2025.	8-K	001-39313	10.5	02/18/2025

10.22****	Tender and Support Agreement by and among Shift4 Payments, Inc. and certain other investors of Global Blue management, dated as of February 16, 2025.	8-K	001-39313	10.6	02/18/2025

10.23	Amendment No. 1 to Second Amended and Restated First Lien Credit Agreement, dated as of March 18, 2025, by and among Shift4 Payments, LLC as the borrower, the lenders and issuing banks party thereto and Goldman Sachs Bank USA, as administrative agent and collateral agent.	10-Q	001-39313	10.1	04/29/2025

10.24****	Amendment No. 2 to Second Amended and Restated First Lien Credit Agreement, dated as of June 30, 2025, by and among Shift4 Payments, LLC as the borrower, the subsidiary guarantors party thereto, the lenders and issuing banks party thereto and Goldman Sachs Bank USA, as administrative agent and collateral agent.	8-K	001-39313	10.1	07/03/2025

10.25	Merger Agreement by and between GT Holding 1 GmbH and Global Blue Group Holding AG	10-Q	001-39313	10.5	08/05/2025

10.26****	Amendment No. 1 to Settlement Line Credit Agreement, dated as of September 26, 2025, by and between Shift4 Payments, LLC, as the borrower, and Citizens Bank N.A., as the lender	8-K	001-39313	10.1	09/30/2025

10.27#	Employment Agreement by and between Shift4 Payments, Inc. and Christopher Cruz, dated August 5, 2025	10-Q	001-39313	10.1	11/06/2025

10.28#	Employment Transition and Release Agreement by and between Shift4 Payments, Inc. and Nancy Disman, dated August 5, 2025	10-Q	001-39313	10.2	11/06/2025

10.29#	Employment Agreement by and between Shift4 Payments, Inc. and Jordan Frankel, dated August 5, 2025	10-Q	001-39313	10.3	11/06/2025

10.30	Transaction Agreement , dated February 7, 2026, by and between the Company, Shift4 LLC, Mr. Isaacman, and Rook	8-K	001-39313	10.1	02/10/2026

10.31	Amendment No. 3 to Second Amended and Restated First Lien Credit Agreement, dated as of January 5, 2026, by and among Shift 4, LLC, the Subsidiary Guarantors, the lenders and other financial institutions party thereto, and Goldman Sachs Bank USA, as Administrative Agent.	8-K	001-39313	10.1	01/05/2026

19.1****	Insider Trading Compliance Policy and Procedures	10-K	001-39313	19.1	02/19/2025

21.1	Subsidiaries of Shift4 Payments, Inc.					*

23.1	Consent of PricewaterhouseCoopers LLP, as to Shift4 Payments, Inc.					*

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed/Furnished Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

31.1	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.					**

97.1#	Shift4 Payments, Inc. Policy for Recovery of Erroneously Awarded Compensation	10-K	001-39313	97.1	02/29/2024

101.INS	Inline XBRL Instance Document - the instance document appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*

104	Cover Page Interactive Data File (formatting as Inline XBRL and contained in Exhibit 101)					*
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

Shift4 Payments, Inc.

Date:	February 27, 2026	By:	/s/ Taylor Lauber
Taylor Lauber
Chief Executive Officer (principal executive officer)

Date:	February 27, 2026	By:	/s/ Christopher N. Cruz
Christopher N. Cruz
Chief Financial Officer (principal financial officer)

Date:	February 27, 2026	By:	/s/ James Whalen
James Whalen
Chief Accounting Officer (principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Taylor Lauber	Chief Executive Officer and Chairman of the Board	February 27, 2026
Taylor Lauber	(principal executive officer)

/s/ Christopher Cruz	Chief Financial Officer	February 27, 2026
Christopher Cruz	(principal financial officer)

/s/ James Whalen	Chief Accounting Officer	February 27, 2026
James Whalen	(principal accounting officer)

/s/ Sam Bakhshandehpour	Director	February 27, 2026
Sam Bakhshandehpour

/s/ Seth Dallaire	Director	February 27, 2026
Seth Dallaire

/s/ Karen Roter Davis	Director	February 27, 2026
Karen Roter Davis

/s/ Nancy Disman	Director	February 27, 2026
Nancy Disman

/s/ Sarah Goldsmith-Grover	Director	February 27, 2026
Sarah Goldsmith-Grover

/s/ Jonathan Halkyard	Director	February 27, 2026
Jonathan Halkyard