Form 10-Q
period 2026-03-31
Shift4 Payments, Inc.
filed 2026-05-07
CIK 1794669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Yes ☐ No ☒
As of April 30, 2026, there were 79,328,924 shares outstanding of the registrant’s Class A common stock, $0.0001 par value per share.

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
In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” or “continue” or the negative of these terms or other similar expressions, though not all forward-looking statements can be identified by such terms or expressions. The forward-looking statements in this Quarterly Report are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report and are subject to a number of important factors that could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to, those factors described in the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed on February 27, 2026 (the “2025 Form 10-K”).
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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)(in millions of $USD, except share and per share amounts)

	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$473	$964
Settlement assets	756	350
Accounts receivable, net	694	742
Prepaid expenses and other current assets	138	125
Total current assets	2,061	2,181
Noncurrent assets
Equipment for lease, net	249	233
Property, plant and equipment, net	43	42
Right-of-use assets	57	67
Goodwill	2,707	2,704
Capitalized customer acquisition costs, net	93	89
Other intangible assets, net	2,884	2,921
Deferred tax assets	599	391
Other noncurrent assets	64	85
Total assets	$8,757	$8,713

Liabilities and Stockholders' Equity
Current liabilities
Current portion of debt	$10	$10
Settlement liabilities	756	343
Accounts payable	615	679
Accrued expenses and other current liabilities	267	242
Current portion of TRA liability	20	23
Current lease liabilities	18	17
Total current liabilities	1,686	1,314
Noncurrent liabilities
Long-term debt	4,512	4,536
Noncurrent portion of TRA liability	227	346
Deferred tax liabilities	478	471
Noncurrent lease liabilities	42	53
Other noncurrent liabilities	32	36
Total liabilities	6,977	6,756

Redeemable noncontrolling interests	10	10

Stockholders' equity
Series A Mandatory Convertible Preferred Stock, $0.0001 par value, 20,000,000 shares authorized, 10,423,296 and 10,000,000 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively.	—	—
Common stock, $0.0001 par value:
Class A - 300,000,000 shares authorized, 79,328,812 and 63,666,837 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively.	—	—
Class B - 60,795,011 shares authorized, no and 19,801,028 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively.	—	—
Class C - 100,000,000 shares authorized, no and 1,123,309 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively.	—	—
Additional paid-in capital - common stock	1,297	889
Additional paid-in capital - preferred stock	1,005	973
Accumulated other comprehensive income (loss)	(5)	47
Retained deficit	(644)	(467)
Total stockholders' equity attributable to Shift4 Payments, Inc.	1,653	1,442
Non-redeemable noncontrolling interests	117	505
Total stockholders' equity	1,770	1,947
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$8,757	$8,713
See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (in millions of $USD, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Gross revenue	$1,121	$848
Cost of sales (exclusive of certain depreciation and amortization expense shown separately below)	(729)	(591)
General and administrative expenses	(216)	(153)
Revaluation of contingent liabilities	—	3
Depreciation and amortization expense (a)	(94)	(56)
Professional expenses	(21)	(19)
Advertising and marketing expenses	(11)	(7)
Income from operations	50	25
Interest income	5	13
Other expense, net	(2)	(1)
Change in TRA liability	—	3
Interest expense	(65)	(29)
Income (loss) before income taxes	(12)	11
Income tax benefit	24	9
Net income	12	20
Less: Net (income) loss attributable to noncontrolling interests	3	(3)
Net income attributable to Shift4 Payments, Inc.	15	17
Less: Preferred dividends	(16)	—
Net income (loss) attributable to common stockholders	$(1)	$17

Net income (loss) per share attributable to Class A and Class C common stockholders (b)
Basic	$(0.01)	$0.24
Diluted	$(0.01)	$0.20

Weighted average Class A and Class C common shares outstanding (b)
Basic	73,641,439	69,152,460
Diluted	73,641,439	92,155,988
See accompanying notes to unaudited condensed consolidated financial statements.
(a)Depreciation and amortization expense includes depreciation of equipment under lease of $22 million and $16 million for the three months ended March 31, 2026 and 2025, respectively.
(b)In prior periods, the Company presented basic and diluted net income per share separately for Class A and Class C common stock. In the current period, the Company elected to present a single net income per share amount for these classes as they have identical economic rights. Prior period amounts have been conformed to the current presentation.

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (in millions of $USD)

	Three Months Ended March 31,
	2026	2025
Net income	$12	$20
Other comprehensive income (loss)
Unrealized gain (loss) on foreign currency translation adjustment	(42)	33
Comprehensive income (loss)	(30)	53
Less: Comprehensive income attributable to noncontrolling interests	(7)	(11)
Comprehensive income (loss) attributable to Shift4 Payments, Inc.	$(37)	$42
See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited) (in millions of $USD, except share amounts)

	Shares				Additional Paid-In Capital - Common Stock	Additional Paid-In Capital - Preferred Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Redeemable Noncontrolling Interests	Total Equity
	Series A Mandatory Convertible Preferred Stock	Class A Common Stock	Class B Common Stock	Class C Common Stock
Balances at December 31, 2025	10,000,000	63,666,837	19,801,028	1,123,309	$889	$973	(467)	47	505	$1,947
Net income	—	—	—	—	—	—	15	—	(3)	12
Dividends accrued on Preferred Stock and redeemable noncontrolling interests	—	—	—	—	—	—	(16)	—	—	(16)
Repurchases and retirement of Class A common stock	—	(5,485,241)	—	—	(101)	—	(176)	—	(20)	(297)
Simplification Transactions	423,296	20,924,337	(19,801,028)	(1,123,309)	500	32	—	—	(231)	301
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(141)	(141)
Equity-based compensation	—	—	—	—	16	—	—	—	—	16
Vesting of restricted stock units, net of tax withholding	—	222,879	—	—	(7)	—	—	—	—	(7)
Effect of foreign currency translation on noncontrolling interests	—	—	—	—	—	—	—	—	(3)	(3)
Other comprehensive loss	—	—	—	—	—	—	—	(52)	10	(42)
Balances at March 31, 2026	10,423,296	79,328,812	—	—	$1,297	$1,005	$(644)	$(5)	$117	$1,770

	Shares			Additional Paid-In Capital - Common Stock	Retained Deficit	Accumulated Other Comprehensive Loss	Non-Redeemable Noncontrolling Interests	Total Equity
	Class A Common Stock	Class B Common Stock	Class C Common Stock
Balances at December 31, 2024	67,737,305	19,801,028	1,519,826	$1,063	$(228)	$(28)	$211	$1,018
Net income	—	—	—	—	17	—	3	20
Repurchases and retirement of Class A common stock	(686,177)	—	—	(3)	(48)	—	(12)	(63)
Exchange of shares held by Rook	160,043	—	(160,043)	—	—	—	—	—
Equity-based compensation	—	—	—	26	—	—	—	26
Vesting of restricted stock units, net of tax withholding	259,815	—	(12,410)	(19)	—	—	—	(19)
Effect of foreign currency translation on noncontrolling interest	—	—	—	—	—	—	1	1
Other comprehensive income	—	—	—	—	—	25	8	33
Balances at March 31, 2025	67,470,986	19,801,028	1,347,373	$1,067	$(259)	$(3)	$211	$1,016

See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in millions of $USD)

	Three Months Ended March 31,
	2026	2025
Operating activities
Net income	$12	$20
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	135	85
Equity-based compensation expense	16	26
Revaluation of contingent liabilities	—	(3)
Change in TRA liability	—	(3)
Amortization of capitalized financing costs, net of premium accretion	3	3
Provision for bad debts	8	4
Deferred income taxes	(32)	(18)
Change in operating assets and liabilities
Accounts receivable	22	15
Prepaid expenses and other assets	3	(4)
Capitalized customer acquisition costs	(15)	(9)
Accounts payable	(56)	9
Accrued expenses and other liabilities	38	(29)
Net cash provided by operating activities	134	96

Investing activities
Acquisitions, net of cash acquired (a)	98	(4)
Acquisition of equipment to be leased	(32)	(30)
Capitalized software development costs	(30)	(18)
Acquisition of property, plant and equipment	(6)	(1)
Deposits with sponsor bank, net	(11)	(27)
Residual commission buyouts	(3)	(2)
Investments in securities	—	(3)
Net cash provided by (used in) investing activities	16	(85)

Financing activities
Deferred financing costs	(3)	—
Settlement line of credit	11	27
Settlement activity, net	47	(26)
Repurchases of Class A common stock	(295)	(63)
Payments for withholding tax related to vesting of restricted stock units	(7)	(18)
Payments of preferred dividends	(15)	—
Distributions to noncontrolling interests	(139)	—
Other financing activities	—	(1)
Net cash used in financing activities	(401)	(81)
Effect of exchange rate changes on cash and cash equivalents	(11)	15
Net decrease in cash and cash equivalents	(262)	(55)

Cash and cash equivalents, beginning of period	1,185	1,439
Cash and cash equivalents, end of period	$923	$1,384
See accompanying notes to unaudited condensed consolidated financial statements.
(a)Includes $185 million of settlement cash acquired from Bambora on March 2, 2026, resulting in a net cash inflow.

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions of $USD, except share and per share amounts)
1.Organization, Basis of Presentation and Significant Accounting Policies
Organization
Shift4 Payments, Inc. (“Shift4 Payments” or “the Company”) was incorporated in Delaware in order to carry on the business of Shift4 Payments, LLC and its consolidated subsidiaries. The Company is a leading independent provider of software and payment processing solutions in the United States (“U.S.”) based on total volume of payments processed, as well as a global leader in tax-free shopping (“TFS”).
Basis of Presentation
The accompanying interim condensed consolidated financial statements of the Company are unaudited and have been prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) and the applicable rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. These financial statements do not include all information and footnotes required by U.S. GAAP for complete financial statements. The December 31, 2025 Condensed Consolidated Balance Sheet was derived from audited financial statements as of that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments consisting only of normal recurring adjustments necessary to state fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP applicable to interim periods. The results of operations for the interim periods presented are not necessarily indicative of results for the full year or future periods. These unaudited condensed consolidated financial statements and the related notes thereto should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the fiscal year ended December 31, 2025, as disclosed in the Company’s 2025 Form 10-K.
The unaudited condensed consolidated financial statements include the accounts of Shift4 Payments, Inc. and its wholly-owned subsidiaries. Shift4 Payments, Inc. consolidates the financial results of Shift4 Payments, LLC, which was considered a variable interest entity prior to the Up-C Collapse (as defined below). Subsequent to the Up-C Collapse, Shift4 Payments, Inc. is the sole beneficiary and managing member of Shift4 Payments, LLC. All intercompany balances and transactions have been eliminated in consolidation.
The assets and liabilities of Shift4 Payments, LLC represent substantially all of the consolidated assets and liabilities of Shift4 Payments, Inc. with the exception of certain cash balances, amounts payable under the Tax Receivable Agreement (“TRA”), $633 million of 2027 Convertible Notes, and 10,423,296 shares (representing approximately $1.0 billion initial liquidation preference) of Series A Mandatory Convertible Preferred Stock that are held by Shift4 Payments, Inc. directly. As of March 31, 2026 and December 31, 2025, an immaterial amount and $133 million of cash, respectively, was directly held by Shift4 Payments, Inc. As of March 31, 2026 and December 31, 2025, the TRA liability was $247 million and $369 million, respectively. On February 7, 2026, the Company entered into a Transaction Agreement with Shift Payments, LLC, Jared Isaacman, the Company’s founder, former Chief Executive Officer, and former Executive Chairman (“Founder”), and Rook Holdings Inc. (“Rook”), a corporation wholly-owned by the Founder and for which the Founder is the sole stockholder, (the “Transaction Agreement”) to effect, among other things, the collapse of its former “Up-C” structure (the “Up-C Collapse”) via a taxable exchange, and the assignment and waiver of Rook’s rights under the TRA to the Company (the “Simplification Transactions”). In connection with the issuance of the 2027 Convertible Notes, Shift4 Payments, Inc. entered into Intercompany Convertible Notes with Shift4 Payments, LLC, whereby Shift4 Payments, Inc. contributed the proceeds from the issuance of the 2027 Convertible Notes to Shift4 Payments, LLC in the amount of $633 million. In connection with the issuances of the Series A Mandatory Convertible Preferred Stock, Shift4 Payments, Inc. received issuances of 10,423,296 units of Series A Mandatory Convertible Preferred Mirror Units (“Mirror Units”) from Shift4 Payments, LLC, in exchange for Shift4 Payments, Inc. contributing the proceeds from the issuance of the Series A Mandatory Convertible Preferred Stock to Shift4 Payments, LLC in the amount of approximately $1.0 billion. Shift4 Payments, Inc., which was incorporated on November 5, 2019, has not had any material operations on a standalone basis since its inception, and all of the operations of the Company are carried out by Shift4 Payments, LLC and its subsidiaries.
Change in Presentation of Financial Information
All amounts in the accompanying unaudited condensed consolidated financial statements and notes thereto are presented in millions of U.S. dollars, rounded to the nearest whole million, except per share amounts, percentages, and where otherwise noted.

Change in Presentation of Earnings per Share
In prior periods, the Company presented basic and diluted net income per share separately for Class A and Class C common stock. In the current period, the Company elected to present a single net income per share amount for these classes as they have identical economic rights. Prior period amounts have been conformed to the current presentation.
Change in Presentation of Consolidated Balance Sheets
Prior period balances have been adjusted to present “Residual commission buyouts, net” within the line item “Other intangible assets, net” on the Company’s unaudited Condensed Consolidated Balance Sheets to conform to the current period presentation.
Prior period balances have been adjusted to present “Collateral held by the card networks” within the line item “Other noncurrent assets” on the Company’s unaudited Condensed Consolidated Balance Sheets to conform to the current period presentation.
Prior period balances have been adjusted to present “Deferred revenue” within the line item “Accrued expenses and other current liabilities” on the Company’s unaudited Condensed Consolidated Balance Sheets to conform to the current period presentation.
Change in Presentation of Consolidated Statement of Cash Flows
Prior period balances have been adjusted to present “Deferred revenue” within the line item “Accrued expenses and other liabilities” on the Company’s unaudited Condensed Consolidated Statement of Cash Flows to conform to the current period presentation.
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
Significant Accounting Policies
The Company’s significant accounting policies are discussed in the 2025 Form 10-K. There have been no significant changes to these policies which have had a material impact on the Company’s unaudited condensed consolidated financial statements and related notes during the three months ended March 31, 2026.
Cash and Cash Equivalents
The following table provides a reconciliation between cash and cash equivalents on the unaudited Condensed Consolidated Balance Sheets and the unaudited Condensed Consolidated Statements of Cash Flows:

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$473	$964
Cash and cash equivalents included in Settlement assets	450	221
Total cash and cash equivalents on the unaudited Condensed Consolidated Statements of Cash Flows	$923	$1,185
Net Investment Hedge
The Company is exposed to foreign currency risk primarily from its net investment in foreign subsidiaries whose functional currencies are different from the U.S. dollar. To manage this exposure and mitigate the impact of foreign currency fluctuations on the Company’s condensed consolidated financial statements, the Company has designated its €1.1 billion (or $1.3 billion in U.S. dollars) of Euro-denominated 5.50% Senior Notes due 2033 as a net investment hedge in accordance with ASC 815, Derivatives and Hedging. This hedge is intended to offset changes in the carrying amount of the Company’s net investment in Global Blue attributable to foreign currency exchange rate movements. The change in the fair value of the 2033 Euro Notes attributable to changes in the spot foreign exchange rate is recorded in accumulated other comprehensive income to offset the translation adjustment arising from the hedged net investment in Global Blue. During the three months ended March 31, 2026, the amount recorded to accumulated other comprehensive income related to its net investment hedge amounted to $26 million.

The Company assesses hedge effectiveness based on changes in the spot rate between the U.S. dollar and the Euro on the notional amount of the debt compared with changes in the spot rate applied to the carrying amount of the net investment. The hedging relationship has been deemed highly effective during all periods presented.
Accounts Receivable Factoring
A portion of the Company’s TFS operation in Europe is party to a factoring agreement to sell certain receivables to an unrelated third-party financial institution on a non-recourse basis. These transactions are accounted for in accordance with ASC Topic 860, Transfers and Servicing, and result in a derecognition in accounts receivable because the factoring agreement transfers effective control over the receivables, and related risk, to the buyer. The Company’s only continuing involvement with the sold receivables is providing collection services related to the transferred assets. In addition, the Company has an ongoing obligation to repurchase receivables in the event of representation or warranty violations or other disputes. Cash received from the factoring agreement is recorded as an increase to cash and a reduction to accounts receivable in the Condensed Consolidated Balance Sheets, and presented through the change in accounts receivable within operating activities in the Condensed Consolidated Statements of Cash Flows. Factoring interest and fees are included in “General and administrative expenses” in the Condensed Consolidated Statements of Operations.
The Company factored approximately $75 million of receivables during the three months ended March 31, 2026.
Recent Accounting Pronouncements
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
2.Revenue
The Company’s revenue is comprised primarily of payments-based revenue, which includes fees for payment processing, dynamic currency conversion, and gateway services. These fees are primarily recognized over time and are primarily driven as a percentage of dollar volume of transactions, while also varying due to factors such as the type of merchant and country.
For TFS services, the Company provides a solution that facilitates the VAT refund process for both merchants and travelers. Specifically, the traveler receives a refund of the total VAT paid, less a commission, which varies based on a number of factors such as the merchant, country and amount of purchase. TFS revenue is recognized net, as the Company is considered an agent. TFS revenue is recognized at a point in time, upon receipt of a customs-validated tax refund transaction from the traveler or applicable local customs authority or upon the traveler reimbursement, which establishes the right to a VAT refund.
Subscription and other revenue includes software as a service (“SaaS”) fees for point of sale (“POS”) systems and terminals provided to merchants. POS and terminal SaaS fees are primarily recognized over time and are assessed based on the type and quantity of equipment deployed to the merchant. SaaS fees also include statement fees, fees for the Company’s proprietary business intelligence software, revenue derived from hardware sales, software license sales, third-party residuals, fees charged for technology support, and other recurring fees.
Disaggregated Revenue
The following table presents a disaggregation of the Company’s revenue from contracts with customers based on similar operational characteristics:

	Three Months Ended March 31,
	2026	2025
Payments-based revenue	$917	$756
TFS revenue	102	—
Subscription and other revenue	102	92
Total	$1,121	$848

Contract Liabilities
The Company charges merchants for various post-contract license support and service fees. These fees typically relate to a period of one year. The Company recognizes the revenue on a straight-line basis over its respective period. As of March 31, 2026 and December 31, 2025, the Company had deferred revenue of $16 million and $15 million, respectively, and are reflected within “Accrued expenses and other current liabilities” and “Other noncurrent liabilities” in the unaudited Condensed Consolidated Balance Sheets.
3.Acquisitions
Each of the following acquisitions was accounted for as a business combination using the acquisition method of accounting. The respective purchase prices were allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill and represents the future economic benefits arising from other assets acquired, which cannot be individually identified or separately recognized. Supplemental pro forma financial information has not been provided for Bambora as the acquisition was not considered material.
Bambora
On March 2, 2026, the Company completed the acquisition of Worldline’s North American subsidiaries (“Bambora”) for approximately $92 million in cash. Bambora serves over 140,000 merchants across the United States and Canada. Bambora’s gateway supports a mix of online and in-person payments across multiple specialized verticals. Total purchase consideration was as follows:

Cash	$92
Less: cash acquired (a)	(8)
Total purchase consideration, net of cash acquired	$84

(a) Excludes settlement-related cash of $185 million.
The following table summarizes the fair value assigned to the assets acquired and liabilities assumed at the acquisition date. These amounts reflect various preliminary fair value estimates and assumptions, and are subject to change within the measurement period as valuations are finalized. The primary areas of preliminary purchase price allocation subject to change relate to the valuation of goodwill, other intangible assets, deferred tax assets, and deferred tax liabilities.

Settlement assets (a)	$326
Accounts receivable	6
Prepaid expenses and other current assets	1
Goodwill (b)	33
Other intangible assets	67
Deferred tax assets	1
Accounts payable	(5)
Settlement liabilities	(326)
Accrued expenses and other current liabilities	(1)
Deferred tax liabilities	(18)
Net assets acquired	$84

(a) Includes settlement-related cash of $185 million, which is included within “Acquisitions, net of cash acquired” on the unaudited Condensed Consolidated Statements of Cash Flows.
(b) Goodwill is not deductible for tax purposes.
The following table provides further detail on other intangible assets acquired:

Merchant relationships	$64
Acquired technology	3
Other intangible assets	$67

The fair values of other intangible assets were estimated using inputs classified as Level 3 under the income approach using the multi-period excess earnings method for merchant relationships and the relief-from-royalty method for acquired technology. This transaction was not taxable for income tax purposes. Management’s estimates of fair value are primarily based upon assumptions related to projected revenues, and earnings before interest income, interest expense, income taxes, and depreciation and amortization (“EBITDA”) margins. The estimated life of merchant relationships and acquired technology are fifteen and three years, respectively. The goodwill arising from the acquisition largely consisted of revenue synergies associated with a larger total addressable market.
Global Blue
In the third quarter of 2025, the Company completed the acquisition of Global Blue Group Holding AG (“Global Blue”). Global Blue is a leading payments and technology platform, primarily providing TFS, dynamic currency conversion, and payments solutions to the world’s largest retail brands, which significantly increases the Company’s overall customer base and geographic footprint, while diversifying its revenue.
The following unaudited pro forma results of operations have been prepared to give effect to the Global Blue acquisition as though it occurred on January 1, 2025. The pro forma amounts reflect certain adjustments, such as expenses related to the amortization of acquired intangible assets. The unaudited pro forma financial information is presented for illustrative purposes only, is based on available information and assumptions that the Company believes are reasonable to reflect the impact of the acquisition on the Company’s historical financial information on a supplemental pro forma basis, and is not necessarily indicative of the results of operations that would have actually been reported had the acquisition occurred on January 1, 2025, nor is it necessarily indicative of the future results of operations of the combined company. The timing of transaction costs has been updated to be reflected in the pro forma results for the three months ended March 31, 2025.

	Unaudited
	Three Months Ended March 31,
	2026	2025
Revenue	$1,121	$982
Net income (loss)	$15	$(34)
The amount of revenue and net income from Global Blue included in the Company’s unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2026 was $152 million and $3 million, respectively. Net income attributable to Global Blue excludes the increased interest expense related to the Company’s recent financings.
4.Goodwill
The changes in the carrying amount of goodwill were as follows:

Balance at December 31, 2025	$2,704
Bambora acquisition	33
Effect of foreign currency translation and other	(30)
Balance at March 31, 2026	$2,707

5.Debt
The Company’s outstanding debt consisted of the following:

	Maturity	Effective Interest Rate	March 31, 2026	December 31, 2025
Convertible Senior Notes due 2027 ("2027 Convertible Notes")	August 1, 2027	0.90%	$633	$633
Term Loan B due 2032 ("Term Loan")	July 3, 2032	5.88%	997	997
6.750% Senior Notes due 2032 ("2032 Senior Notes")	August 15, 2032	6.90%	1,650	1,650
5.500% Senior Notes due 2033 ("2033 Euro Notes")	May 15, 2033	5.55%	1,283	1,309
Total debt principal			4,563	4,589
Less: Unamortized capitalized financing fees			(55)	(58)
Plus: Unamortized premium			14	15
Total debt			$4,522	$4,546

Current portion of debt			$10	$10
Long-term debt			4,512	4,536
Total debt			$4,522	$4,546
The amortization of capitalized financing fees and accretion of debt premiums are included within “Interest expense” in the Company’s unaudited Condensed Consolidated Statements of Operations. Amortization expense for capitalized financing fees, net of premium accretion, was $3 million for the three months ended March 31, 2026 and 2025.
Future principal payments
As of March 31, 2026, future principal payments associated with the Company’s debt were as follows:

2026	$7
2027	643
2028	10
2029	10
2030	10
Thereafter	3,883
Total	$4,563
Credit Facilities
On January 5, 2026, Shift4 Payments, LLC (the “Borrower”) entered into an Amendment No. 3 to its Second Amended and Restated First Lien Credit Agreement, with Goldman Sachs Bank USA and the lenders party thereto. As a result of the Amendment No. 3, the applicable interest rate margin over the relevant benchmark rate on the Borrower’s term loans has been, (a) in the case of term loans that bear interest with reference to term SOFR, reduced from 2.50% per annum under the Credit Agreement to 2.00% per annum under the Amended Credit Agreement and (b) in the case of alternate base rate loans, reduced from between 1.50% per annum under the Credit Agreement to 1.00% per annum under the Amended Credit Agreement.
As of March 31, 2026, there were no borrowings outstanding under the Revolving Credit Facility, and borrowing capacity on the Revolving Credit Facility was $550 million.
Settlement Line Agreement
The Company has a Settlement Line Credit Agreement (the “Settlement Line Agreement”) with an aggregate available amount of $125 million. As of March 31, 2026, borrowings against the Settlement Line amounted to $100 million which have been deposited in an account owned and controlled by the Company’s sponsor bank. The deposit and borrowing have been netted on the Company’s unaudited Condensed Consolidated Balance Sheets because a right of offset exists and the parties intend to net settle.

Restrictions and Covenants
The 2027 Convertible Notes, 2032 Senior Notes, 2033 Euro Notes (collectively, the “Notes”) and Credit Facilities include certain restrictions on the ability of Shift4 Payments, LLC to make loans, advances, or pay dividends to Shift4 Payments, Inc.
As of March 31, 2026 and December 31, 2025, the Company was in compliance with all financial covenants under its debt agreements.
6.Stockholders’ Equity
Stock Repurchases
In November 2025, the Board authorized a new stock repurchase program, replacing the prior program, pursuant to which the Company is authorized to repurchase up to $1 billion of shares of its Class A common stock through December 31, 2026 (the “November 2025 Program”).
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
During the three months ended March 31, 2026, the Company repurchased 5,485,241 shares of Class A common stock for $295 million, including commissions, at an average price of $53.82 per share.
As of March 31, 2026, $400 million remained available for stock repurchases under the November 2025 Program.
Preferred Stock
The Company’s 6.00% Series A Mandatory Convertible Preferred Stock, par value $0.0001 per share (“Preferred Stock”) is listed on the New York Stock Exchange under the ticker “FOUR.PRA” and ranks senior to all classes of the Company’s common stock with respect to dividend payments and distributions upon liquidation, dissolution, or winding up of the Company.
In February 2026, pursuant to the Transaction Agreement, the Company issued 423,296 shares of its Preferred Stock to the Founder in a private placement.
As of March 31, 2026, 10,423,296 shares of Preferred Stock were issued and outstanding.
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
During the three months ended March 31, 2026, the Company accrued and paid $15 million of cash dividends on its Preferred Stock. As of March 31, 2026, accrued but unpaid dividends on the Preferred Stock amounted to $10 million and are reflected within “Accrued expenses and other current liabilities” in the unaudited Condensed Consolidated Balance Sheets.

7.Noncontrolling Interests
Non-Redeemable Noncontrolling Interests
Rook
Shift4 Payments, Inc. is the sole managing member of Shift4 Payments, LLC and consolidates its financial results. The economic interest in Shift4 Payments, LLC held by Rook amounted to $385 million as of December 31, 2025 and was recorded as a non-redeemable noncontrolling interest. The following table summarizes the ownership of LLC Interests in Shift4 Payments, LLC:

	March 31, 2026		December 31, 2025
	LLC Interests	Ownership %	LLC Interests	Ownership %
Shift4 Payments, Inc.	79,328,812	100.0%	64,790,146	76.6%
Rook	—	—%	19,801,028	23.4%
Total	79,328,812	100.0%	84,591,174	100.0%
In February 2026, pursuant to the Transaction Agreement, the following transactions occurred: (i) Rook effected a redemption and exchange of all of its equity common units in Shift4 Payments, LLC on a one-for-one basis for shares of Class A common stock and cancelled the corresponding shares of Class B common stock, (ii) Mr. Isaacman exchanged all of his shares of Class C common stock on a one-for-one basis for shares of Class A common stock, (iii) Rook assigned all of its rights and benefits under the TRA to the Company, and each of Rook and the Company waived any rights they may have to any tax benefit payments; and (iv) Mr. Isaacman agreed to the waiver by Rook of its rights under Section 4 of the Stockholders Agreement, dated June 4, 2020, among the Company, Rook, and Searchlight. Accordingly, the carrying value of Rook’s noncontrolling interest was reclassed to “Additional paid-in capital” on the Company’s unaudited Condensed Consolidated Balance Sheets.
Global Blue
The noncontrolling interests in certain subsidiaries of Global Blue Group Holding AG, a wholly-owned subsidiary of the Company, are accounted for as a non-redeemable noncontrolling interest, representing third-party ownership in entities where Global Blue maintains control but holds less than 100% equity interest. Profits, losses, and other comprehensive income are allocated to noncontrolling interests based on ownership percentages. Certain noncontrolling interest holders own put options to sell their ownership interests to Global Blue, treated as potential liabilities if exercisable. In addition, certain noncontrolling interest holders receive periodic distributions, included within “Distributions to noncontrolling interests” on the unaudited Condensed Consolidated Statements of Cash Flows. The following table summarizes the carrying values and minority ownership of each Global Blue subsidiary in which it holds less than 100% equity interest:

	March 31, 2026
	Noncontrolling Interests Carrying Value	Noncontrolling Ownership %
Global Blue TPS Japan Co Ltd	$117	49%
Global Blue Lebanon SAL	—	45%
Global Blue Brasil TFS Ltda.	—	40%
Global Blue Touristik Hizmetler A.Ş.	1	40%
Global Blue Pazarlama Destek ve Teknoloji Hizmetleri A.Ş.	—	40%
Bahama’s VAT Refund Ltd	—	20%
Global Blue LLC	(1)	40%
Total	$117
For the three months ended March 31, 2026, net income attributable to the Global Blue noncontrolling interests amounted to $2 million, and there were no distributions.
Redeemable Noncontrolling Interests
In June 2024, the Company acquired a majority stake in Vectron Systems AG (“Vectron”), a German corporation providing POS systems, POS software, and digital and cloud-based services worldwide. The Company consolidates 100% of Vectron’s assets, liabilities, revenues and expenses. In June 2025, Arrow HoldCo GmbH (“Arrow HoldCo”), a wholly owned indirect subsidiary of the Company, and Vectron entered into a domination and profit and loss transfer agreement (“DPLTA”), with Arrow HoldCo as the controlling company and Vectron as the controlled company.

As of March 31, 2026, the Company owned approximately 91% of Vectron’s common stock. The 9% economic interest in Vectron not held by the Company amounted to $10 million as of both March 31, 2026 and December 31, 2025. The redeemable noncontrolling interest was calculated as the redemption amount of the shares not owned by the Company as of each date, plus accrued dividends payable.
Under the DPLTA, each minority shareholder of Vectron was granted the right to tender their shares for a cash redemption payment of €10.93 per share at any time. As this redemption right is outside the control of the Company, the related noncontrolling interest is classified as “Redeemable noncontrolling interests”, which is presented in the mezzanine section of the unaudited Condensed Consolidated Balance Sheets between liabilities and equity. The redeemable noncontrolling interest is measured at the greater of the redemption value or adjusted carrying amount, and is subject to foreign currency translation adjustments and periodic accretion to its redemption amount.
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
There were no material changes to the Company’s redeemable noncontrolling interests during the three months ended March 31, 2026.
8.Other Intangible Assets, Net
Other intangible assets, net consisted of the following:

	Weighted Average Amortization Period (in years)	March 31, 2026
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	18	$2,494	$(232)	$2,262
Acquired technology	9	541	(174)	367
Trademarks and trade names	9	46	(17)	29
Capitalized software development costs	3	233	(79)	154
Residual commission buyouts	4	363	(291)	72
Total other intangible assets, net		$3,677	$(793)	$2,884

	Weighted Average Amortization Period (in years)	December 31, 2025
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	18	$2,466	$(196)	$2,270
Acquired technology	9	547	(160)	387
Trademarks and trade names	8	46	(15)	31
Capitalized software development costs	3	213	(72)	141
Residual commission buyouts	4	364	(272)	92
Total other intangible assets, net		$3,636	$(715)	$2,921
9.Capitalized Customer Acquisition Costs, Net
Capitalized customer acquisition costs, net consisted of the following:

	Weighted Average Amortization Period (in years)
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Total costs as of March 31, 2026	4	$154	$(61)	$93
Total costs as of December 31, 2025	4	$149	$(60)	$89

10.Equipment for Lease, Net
Equipment for lease, net consisted of the following:

	Weighted Average Depreciation Period (in years)	March 31, 2026
		Gross Carrying Value	Accumulated Depreciation	Net Carrying Value
Equipment under lease	4	$355	$(142)	$213
Equipment held for lease (a)	N/A	36	—	36
Total equipment for lease, net		$391	$(142)	$249

	Weighted Average Depreciation Period (in years)	December 31, 2025
		Gross Carrying Value	Accumulated Depreciation	Net Carrying Value
Equipment under lease	4	$334	$(129)	$205
Equipment held for lease (a)	N/A	28	—	28
Total equipment for lease, net		$362	$(129)	$233

(a) Represents equipment that was not yet initially deployed to a merchant and, accordingly, is not being depreciated.
11.Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	March 31, 2026	December 31, 2025
Equipment	$39	$38
Capitalized software	7	7
Leasehold improvements	24	23
Furniture and fixtures	3	3
Vehicles	5	5
Total property, plant and equipment, gross	78	76
Less: Accumulated depreciation	(35)	(34)
Total property, plant and equipment, net	$43	$42
12.Depreciation and Amortization
Amounts charged to expense in the Company’s unaudited Condensed Consolidated Statements of Operations for depreciation and amortization were as follows:

	Amortization		Depreciation
	Other Intangible Assets	Capitalized Customer Acquisition Costs	Equipment Under Lease	Property, Plant and Equipment	Total
Three Months Ended March 31, 2026
Depreciation and amortization expense	$65	$—	$22	$7	$94
Cost of sales	31	10	—	—	41
Total depreciation and amortization (a)	$96	$10	$22	$7	$135

Three Months Ended March 31, 2025
Depreciation and amortization expense	$37	$—	$16	$3	$56
Cost of sales	22	7	—	—	29
Total depreciation and amortization (b)	$59	$7	$16	$3	$85
(a)    Total amortization of $106 million consisted of amortization of acquired intangibles of $81 million and internally-generated intangibles of $25 million.
(b)    Total amortization of $66 million consisted of amortization of acquired intangibles of $46 million and internally-generated intangibles of $20 million.

As of March 31, 2026, the estimated amortization expense for each of the five succeeding years and thereafter is as follows:

	Other Intangible Assets	Capitalized Customer Acquisition Costs	Total Amortization	Amortization of Acquired Intangible Assets
2026 (remaining nine months)	$256	$26	$282	$203
2027	282	31	313	225
2028	248	22	270	210
2029	204	12	216	198
2030	192	2	194	192
Thereafter	1,702	—	1,702	1,702
Total	$2,884	$93	$2,977	$2,730
13.Equity-based Compensation
The Company recognized equity-based compensation expense of $16 million and $26 million for the three months ended March 31, 2026 and 2025, respectively.
2020 Incentive Award Plan
The Company’s 2020 Incentive Award Plan, as amended and restated in June 2022 (the “Restated Equity Plan”), provides for the grant of restricted stock units (“RSUs”), performance restricted stock units (“PRSUs”), stock options, dividend equivalent awards, stock payments, stock appreciation rights, and other stock or cash awards. The number of shares available for issuance is subject to an annual increase on the first day of each year beginning in 2023 and ending in and including 2032, equal to the lesser of (1) 2% of the shares outstanding on the last day of the immediately preceding fiscal year and (2) such smaller number of shares as determined by the Board.
As of March 31, 2026, a maximum of 2,848,962 shares of the Company’s Class A common stock were available for issuance under the Restated Equity Plan.
RSUs and PRSUs
RSUs and PRSUs represent the right to receive shares of the Company’s Class A common stock at a specified date in the future. The RSU and PRSU activity for the three months ended March 31, 2026 was as follows:

	Three Months Ended March 31, 2026
	Number of RSUs and PRSUs	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2025	1,940,436	$75.99
Granted	1,540,604	44.07
Vested	(369,118)	82.75
Forfeited or cancelled	(45,194)	64.03
Unvested balance at March 31, 2026	3,066,728	$59.33
The grant date fair value of RSUs and PRSUs subject to continued service or those that vest immediately was determined based on the price of the Company’s Class A common stock on the grant date.
As of March 31, 2026, the Company had $150 million of total unrecognized equity-based compensation expense related to outstanding RSUs and PRSUs, which is expected to be recognized over a weighted-average period of 2.5 years.

14.Basic and Diluted Net Income (Loss) per Share
Basic net income (loss) per share has been computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the same period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period in which the shares were outstanding. Diluted net income (loss) per share has been computed in a manner consistent with that of basic net income (loss) per share while giving effect to all shares of potentially dilutive common stock that were outstanding during the period. The following table presents the calculation of basic and diluted net income (loss) per share under the two-class method:

	Three Months Ended March 31,
	2026	2025
Net income	$12	$20
Less: Net (income) loss attributable to noncontrolling interests	3	(3)
Less: Preferred dividends	(16)	—
Net income (loss) attributable to Class A and Class C common stockholders - basic (a)	(1)	17
Reallocation of net income from non-redeemable noncontrolling interests to Class A and Class C common stockholders due to effect of dilutive securities (a)	—	2
Net income (loss) attributable to Class A and Class C common stockholders - diluted (a)	$(1)	$19

Weighted average shares of Class A and Class C common stock outstanding - basic (a)	73,641,439	69,152,460
Effect of dilutive securities:
LLC Interests	N/A	19,801,028
RSUs and PRSUs	—	1,324,385
2025 Convertible Notes	N/A	1,878,115
Weighted average shares of Class A and Class C common stock outstanding - diluted (a)	73,641,439	92,155,988

Net income (loss) per share attributable to Class A and Class C common stockholders: (a)
Basic	$(0.01)	$0.24
Diluted	$(0.01)	$0.20
(a)In prior periods, the Company presented basic and diluted net income per share separately for Class A and Class C common stock. In the current period, the Company elected to present a single net income (loss) per share amount for these classes as they have identical economic rights. Prior period amounts have been conformed to the current presentation.
Diluted EPS was computed using the “treasury stock” method for RSUs and the “if-converted” method for convertible instruments.
The Company has excluded the conversion of the Preferred Stock and the conversion of the 2027 Convertible Notes from the calculation of diluted net income per share, as the effect of either would be anti-dilutive.
15.Fair Value Measurement
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

Contingent Consideration
The Company’s acquisitions often include contingent consideration, or earnout, provisions. The total fair value of contingent consideration related to six different acquisitions as of March 31, 2026 was $13 million, of which $9 million is included in “Accrued expenses and other current liabilities” and $4 million is included within “Other noncurrent liabilities” on the Company’s unaudited Condensed Consolidated Balance Sheets. The change in fair value of these liabilities is included in “Revaluation of contingent liabilities” on the Company’s unaudited Condensed Consolidated Statements of Operations. Each of these fair value measurements utilize Level 3 inputs, such as projected merchants acquired, projected revenues, discount rates and other subjective inputs.
There were no transfers into or out of Level 3 during the three months ended March 31, 2026. The table below provides a reconciliation of the beginning and ending balances for the Level 3 contingent liabilities:

Three Months Ended March 31, 2026
Balance at beginning of period	$14
Impact of foreign exchange	(1)
Balance at end of period	$13
The estimated fair value of the Company’s outstanding debt using quoted prices from over-the-counter markets, considered Level 2 inputs, was as follows:

	March 31, 2026		December 31, 2025
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
2032 Senior Notes	$1,634	$1,623	$1,633	$1,706
Term Loan	984	995	984	999
2033 Euro Notes	1,278	1,215	1,304	1,343
2027 Convertible Notes	629	594	628	610
Total	$4,525	$4,427	$4,549	$4,658

(a) Carrying value excludes unamortized debt issuance costs related to the Revolving Credit Facility of $3 million as of March 31, 2026 and December 31, 2025.
The estimated fair value of the Company’s investments in non-marketable equity securities was $5 million as of March 31, 2026 and December 31, 2025. These non-marketable equity investments have no readily determinable fair values and are measured using the measurement alternative, which is defined as cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. Adjustments for these investments, if any, are recorded in “Gain on investments in securities” on the Company’s unaudited Condensed Consolidated Statements of Operations.
Other financial instruments not measured at fair value on the Company’s unaudited Condensed Consolidated Balance Sheets at March 31, 2026 and December 31, 2025 include cash and cash equivalents, settlement assets, accounts receivable, prepaid expenses and other current assets, other noncurrent assets, settlement liabilities, accounts payable, accrued expenses and other current liabilities, and other noncurrent liabilities, as their estimated fair values reasonably approximate their carrying value as reported on the Company’s unaudited Condensed Consolidated Balance Sheets.
16.Income Taxes
The Company’s effective tax rate was not meaningful for the three months ended March 31, 2026 due to recognizing near breakeven income before taxes, a discrete tax benefit impacting the Company’s valuation allowance resulting from the Simplification Transactions, and the mix of income and valuation allowances in various jurisdictions. The Company’s effective tax rate was (71)% for the three months ended March 31, 2025. The effective tax rate for the three months ended March 31, 2025 was different than the U.S. federal statutory income tax rate of 21% primarily due to the net income allocated to non-redeemable noncontrolling interests and the impact of certain legal entity restructurings.
Uncertain Tax Positions
The effects of uncertain tax positions are recognized in the unaudited condensed consolidated financial statements if these positions meet a “more-likely-than-not” threshold. There have been no material changes to uncertain tax positions since December 31, 2025. Uncertain tax positions are recognized within “Other noncurrent liabilities” in the Company’s unaudited Condensed Consolidated Balance Sheets.

Tax Receivable Agreement
On February 7, 2026, the Company entered into a Transaction Agreement to effect, among other things, the Up-C Collapse via a taxable exchange and the assignment and waiver of Rook’s rights under the TRA to the Company. As a result, $120 million of TRA liability was reduced and recorded to “Additional paid-in capital” on the Company's unaudited Condensed Consolidated Balance Sheets, reflecting the amount of future TRA payments attributable to Rook. The estimation of liability under the TRA is by its nature imprecise and subject to significant assumptions regarding the amount, character, and timing of the taxable income of Shift4 Payments, Inc. in the future. Changes in tax laws or rates could also materially impact the estimated liability.
Developments in Tax Law
In December 2021, the Organisation for Economic Co-operation and Development (“OECD”) issued model rules for a new global minimum tax framework (“Pillar Two”), and various governments around the world have passed, or are in the process of passing, legislation on this. Certain Pillar Two rules started taking effect in 2024, depending on whether a particular jurisdiction had integrated the legislation into local law. The Company is continuing to monitor these impacts on its operating footprint and estimated an increase in income tax expense associated with jurisdictions that have implemented an Income Inclusion Rule (“IIR”) or a Qualifying Domestic Minimum Top-up Tax (“QDMTT”) for the three months ended March 31, 2026.
Furthermore, on January 5, 2026, the OECD released a comprehensive package for a “side-by-side arrangement” (“SbS”) with respect to Pillar Two. This package, effective for fiscal years beginning on or after January 1, 2026, implements a SbS Safe Harbor. The SbS Safe Harbor deems top-up tax as zero for IIR and Undertaxed Profits Rule (“UTPR”) purposes for eligible U.S.-parented groups, provided the ultimate parent entity's jurisdiction (currently only the United States) maintains a Qualified SbS Regime with an eligible domestic and worldwide tax system that credits QDMTTs equivalently to other covered taxes. We will continue to monitor U.S. and international legislative developments, including further announcements on the side-by-side arrangement, to assess any potential impacts on our operations.
17.Related Party Transactions
The Company had a service agreement with the Founder, including access to aircrafts and a property. This service agreement between the Founder and the Company for aircrafts and a property was terminated and replaced with a new flight services agreement, effective January 1, 2026, with a company which is 50% owned by the Founder. Total expense for these services, which is included in “General and administrative expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations, was immaterial for the three months ended both March 31, 2026 and 2025.
In July 2025, the Company entered into a $1 million residual commission buyout agreement with a relative of the Founder, consisting of an initial payment of $1 million in cash and an immaterial contingent cash payment payable after 14 months, subject to certain conditions related to the performance of the acquired rights.
Rook has entered into margin loan agreements, pursuant to which, in addition to other collateral, it has pledged 15,000,000 shares of the Company’s Class A common stock to secure a margin loan.
On February 7, 2026, the Company entered into a Transaction Agreement to effect, among other things, the Up-C Collapse via a taxable exchange, and the assignment and waiver of Rook’s rights under the TRA to the Company. The Simplification Transactions and other matters provided for in the Transaction Agreement provided significant benefits to the Company, including being relieved of future TRA payments, no longer having a stockholder with majority voting power and obtaining a waiver by Rook of its rights under Section 4 of the Stockholders Agreement, dated June 4, 2020, among the Company, Rook, and Searchlight.
During the three months ended March 31, 2026, pursuant to the Transaction Agreement, the Company made $139 million of distributions to the Founder, which are included in “Distributions to non-redeemable noncontrolling interests” in the Company’s unaudited Condensed Consolidated Statements of Cash Flows, and issued 423,296 shares of the Company’s Preferred Stock to the Founder in a private placement.

18.Segments
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
The following table presents a disaggregation of the Company’s consolidated net income:

	Three Months Ended March 31,
(in millions)	2026	2025
Payments-based revenue	$917	$756
TFS revenue	102	—
Subscription and other revenue	102	92
Network fees*	(572)	(479)
Other costs of sales* (exclusive of depreciation of equipment under lease)	(157)	(112)
General and administrative expenses:
Employee and other general and administrative expenses*	(186)	(119)
Equity-based compensation*	(17)	(27)
Rent, office, occupancy and equipment expenses*	(13)	(7)
Revaluation of contingent liabilities	—	3
Depreciation and amortization expense* (a)	(94)	(56)
Professional expenses*	(21)	(19)
Advertising and marketing expenses*	(11)	(7)
Interest income	5	13
Other expense, net	(2)	(1)
Change in TRA liability	—	3
Interest expense*	(65)	(29)
Income tax benefit	24	9
Net income	$12	$20
*    Denotes a significant segment expense reviewed by the CODM.
(a)Depreciation and amortization expense includes depreciation of equipment under lease of $22 million and $16 million for the three months ended March 31, 2026, and 2025 respectively.
19.Commitments and Contingencies
From time to time, the Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm the Company’s business.
In accordance with ASC 450, the Company records a liability when it determines that a loss is both probable and reasonably estimable.
As of March 31, 2026, the Company is not aware of any pending or threatened legal proceedings that it believes would have a material adverse effect on its business, financial condition, results of operations, or cash flows. Accordingly, no reserves for legal contingencies have been established as of March 31, 2026.

20.Subsequent Events
In May 2026, the Board authorized the inclusion of the Company’s Preferred Stock in its outstanding November 2025 Program.
Repurchases under the November 2025 Program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and corporate needs. Open market repurchases will be structured to occur within the pricing and volume requirements of Rule 10b-18.
The November 2025 Program does not obligate the Company to acquire any particular amount of common or preferred stock. The November 2025 Program may be extended, modified, suspended or discontinued at any time at the Company’s discretion.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the information presented in our unaudited condensed consolidated financial statements and the related notes and other financial data included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”), as well as our audited consolidated financial statements and related notes as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 27, 2026 (the “2025 Form 10-K”). In addition to historical information, the following discussion contains forward-looking statements, such as statements regarding our expectation for future performance, liquidity and capital resources, that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our expectations. Our actual results may differ materially from those contained in or implied by any forward-looking statements. Factors that could cause such differences include those identified below and those described in “Cautionary Note Regarding Forward-Looking Statements,” and “Risk Factors” in Part I, Item 1A. of our 2025 Form 10-K. We assume no obligation to update any of these forward-looking statements.
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
•“Simplification Transactions” refer to certain organizational transactions that we effected in connection with the collapse of our Up-C structure and conversion of our Founder’s and Rook’s share of Class B and Class C common stock to Class A common stock in February 2026.
•“Rook” refers to Rook Holdings Inc., a Delaware corporation wholly-owned by our Founder and for which our Founder is the sole stockholder.
Overview
At Shift4, our mission is to boldly redefine commerce by simplifying complex payments ecosystems across the world.
We are a leading independent provider of software and payment processing solutions in the U.S., as well as a global leader in tax-free shopping (“TFS”) as a result of the acquisition of Global Blue Group Holding AG (“Global Blue”) in the third quarter of 2025. We power billions of transactions annually for hundreds of thousands of businesses in virtually every industry. We achieved our leadership position through decades of solving business and operational challenges facing our customers’ overall commerce needs. Our merchants range in size from small owner-operated local businesses to multinational enterprises conducting commerce globally.
Recent Developments
Transaction Agreement
On February 7, 2026, we entered into a Transaction Agreement with Shift4 Payments, LLC, our Founder, and Rook (the “Transaction Agreement”) to effect, among other things, the collapse of our former “Up-C” structure (the “Up-C Collapse”) via a taxable exchange, and the assignment and waiver of Rook’s rights under the tax receivable agreement (the “TRA”) amongst us, Rook and certain affiliates of Searchlight Capital Partners, L.P. (“Searchlight”) to us. The Simplification Transactions and other matters provided for in the Transaction Agreement provide significant benefits to us, including being relieved of material future TRA payments, no longer having a stockholder with majority voting power (“Elimination of Voting Control Benefit”) and obtaining a waiver by Rook of its rights under Section 4 of the Stockholders Agreement, dated June 4, 2020, among us, Rook, and Searchlight (the “Stockholders Agreement Waiver”) (these and the other benefits to us arising from the Simplification Transactions (the “Company Benefits”)).
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
Pursuant to the Transaction Agreement, in consideration for the Company Benefits, including the assignment and waiver of the TRA, the Elimination of Voting Control Benefit, the Stockholder Agreement Waiver, and the Up-C Collapse, Mr. Isaacman (via Rook) received (i) a payment of cash held by us as a result of previously paid tax distributions from Shift4 Payments, LLC in the amount of approximately $139 million, (ii) 423,296 shares of our mandatory convertible preferred stock in a private placement, and (iii) deemed satisfaction in full of Mr. Isaacman’s previously disclosed agreement to fund 50% of the Company’s discretionary equity award program for non-management employees, which was implemented in November 2021.
Recent Acquisition
Bambora
On March 2, 2026, we completed the acquisition of Worldline’s North American subsidiaries (“Bambora”) for approximately $92 million in cash. Bambora serves over 140,000 merchants across the United States and Canada. Bambora’s gateway supports a mix of online and in-person payments across multiple specialized verticals.
Key Financial Definitions
The following briefly describes the components of revenue and expenses as presented in the accompanying unaudited Condensed Consolidated Statements of Operations.
Gross revenue consists of payments-based revenue, TFS revenue, and subscription and other revenues:
Payments-based revenue includes fees for payment processing and related services, and gateway services. Payment processing revenues are primarily driven as a percentage of the dollar volume of the transactions processed. They may also have a fixed fee, a minimum monthly usage fee and a fee based on transactions. Gateway services, data encryption and tokenization fees are primarily driven by per transaction fees as well as monthly usage fees. Included in payments-based revenue are fees earned from our international payments platform, strategic enterprise merchant relationships, and alternative payments methods, including cryptocurrency, gift cards and stock donations.
TFS revenue includes commissions for TFS services. TFS services commissions vary based on a number of factors such as the merchant, country and amount of purchase.
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
Professional expenses consist of costs incurred for accounting, audit, tax, legal, and consulting services. These include professional services related to acquisitions.
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
Change in TRA liability represents adjustments to the TRA liability.
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
•the noncontrolling interests in certain subsidiaries of Global Blue; and
•the income allocated to third-party shareholders of Vectron common stock prior to the execution of the DPLTA.
Factors Impacting Our Business and Results of Operations
We believe our performance depends, and will in the future depend, on many factors, including those described in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2025 Form 10-K, to which there have been no material changes, except that geopolitical and global trade tensions, as well as military conflicts, have resulted in travel disruptions and have impacted economic conditions and resulting consumer spending trends.

Comparison of Results for the Three Months Ended March 31, 2026 and 2025
The following table sets forth the condensed consolidated statements of operations for the periods presented:

	Three Months Ended March 31,
(in millions)	2026	2025	$ change
Payments-based revenue	$917	$756	$161
TFS revenue	102	—	102
Subscription and other revenue	102	92	10
Gross revenue	1,121	848	273
Network fees	(572)	(479)	(93)
Other costs of sales (exclusive of certain depreciation and amortization expense shown separately below)	(157)	(112)	(45)
General and administrative expenses	(216)	(153)	(63)
Revaluation of contingent liabilities	—	3	(3)
Depreciation and amortization expense (a)	(94)	(56)	(38)
Professional expenses	(21)	(19)	(2)
Advertising and marketing expenses	(11)	(7)	(4)
Income from operations	50	25	25
Interest income	5	13	(8)
Other expense, net	(2)	(1)	(1)
Change in TRA liability	—	3	(3)
Interest expense	(65)	(29)	(36)
Income (loss) before income taxes	(12)	11	(23)
Income tax benefit	24	9	15
Net income	12	20	(8)
Less: Net (income) loss attributable to noncontrolling interests	3	(3)	6
Net income attributable to Shift4 Payments, Inc.	$15	$17	$(2)
(a)Depreciation and amortization expense includes depreciation of equipment under lease of $22 million and $16 million for the three months ended March 31, 2026 and 2025, respectively.
Results of Operations
Three months ended March 31, 2026 compared to three months ended March 31, 2025
Revenues (in millions of $USD)

Gross revenue increased by $273 million, or 32%. Gross revenue is comprised of payments-based revenue, TFS revenue, and subscription and other revenue.
Payments-based revenue increased by $161 million, or 21%, primarily due to:
•The increase in volume of $11 billion, or 24%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, and;
•our recent acquisitions.
TFS revenue increased by $102 million. TFS revenue is the result of the acquisition of Global Blue in the third quarter of 2025.
Subscription and other revenue increased by $10 million, or 11%. The increase in subscription and other revenue was primarily driven by the impact of recent acquisitions.
Cost of Sales

	Three Months Ended March 31,
(in millions)	2026	2025	$ Change
Network fees	$(572)	$(479)	$(93)
The 19% increase in network fees was primarily due to the increase in payments-based revenue.
Gross revenue less network fees increased by $180 million, or 49%, primarily due to the impact of recent acquisitions, the increase in volume, and higher Subscription and other revenue. See Key Performance Indicators and Non-GAAP Measures for a discussion and reconciliation of gross revenue less network fees.

	Three Months Ended March 31,
(in millions)	2026	2025	$ Change
Other costs of sales (exclusive of certain depreciation and amortization expense)	$(157)	$(112)	$(45)
The increase in other costs of sales was primarily driven by our recent acquisitions and incremental residual commissions associated with revenue growth.
Operating Expenses

	Three Months Ended March 31,
(in millions)	2026	2025	$ Change
General and administrative expenses	$(216)	$(153)	$(63)
The increase in general and administrative expenses was primarily due to expenses associated with our growth, which includes the impact of our recent acquisitions.

	Three Months Ended March 31,
(in millions)	2026	2025	$ Change
Depreciation and amortization expense	$(94)	$(56)	$(38)
The increase in depreciation and amortization expense was primarily due to the amortization of intangible assets recognized in connection with recent acquisitions, and increased depreciation of equipment under lease associated with our growth.
Non-Operating Income & Expenses

	Three Months Ended March 31,
(in millions)	2026	2025	$ Change
Interest expense	$(65)	$(29)	$(36)
The increase in interest expense was primarily due to new debt issuances in 2025 related to the acquisition of Global Blue.

	Three Months Ended March 31,
(in millions)	2026	2025	$ Change
Income tax benefit	$24	$9	$15
The income tax benefit for the three months ended March 31, 2026 was primarily due to a discrete tax benefit resulting from the Simplification Transactions. The income tax benefit for the three months ended March 31, 2025 relates primarily to the net income allocated to noncontrolling interests and the impact of certain legal entity restructurings.
Key Performance Indicators and Non-GAAP Measures
The following table sets forth our key performance indicators and non-GAAP measures for the periods presented:

	Three Months Ended March 31,
	2026	2025
Volume (in billions)	$56	$45

Gross revenue less network fees (in millions)	$549	$369
EBITDA (in millions)	$183	$112
Adjusted EBITDA (in millions)	$234	$168
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
Adjusted EBITDA is the primary financial performance measure used by management to evaluate its business and monitor results of operations. Adjusted EBITDA represents EBITDA further adjusted for certain non-cash and other nonrecurring items that management believes are not indicative of ongoing operations. These adjustments include acquisition, restructuring and integration costs, revaluation of contingent liabilities, changes in TRA liability, equity-based compensation expense, and foreign exchange and other nonrecurring items. The financial impact of certain elements of these activities is often significant to our overall financial performance and can adversely affect the comparability of our operating results and investors’ ability to analyze the business from period to period.
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
Gross revenue less network fees:

	Three Months Ended March 31,
(in millions)	2026	2025
Gross revenue	$1,121	$848
Less: Network fees	(572)	(479)
Less: Other costs of sales (exclusive of depreciation of equipment under lease)	(157)	(112)
Less: Depreciation of equipment under lease	(22)	(16)
Gross profit (a)	$370	$241

Gross profit (a)	$370	$241
Add back: Other costs of sales	157	112
Add back: Depreciation of equipment under lease	22	16
Gross revenue less network fees	$549	$369
(a)The determination of gross profit is inclusive of depreciation of equipment under lease that is included in Depreciation and amortization expense in the unaudited Condensed Consolidated Statements of Operations. The table reflects the determination of gross profit for all periods presented. Although gross profit is not presented on the unaudited Condensed Consolidated Statements of Operations, it represents the most comparable metric calculated under U.S. GAAP to non-GAAP gross revenues less network fees.
EBITDA and Adjusted EBITDA:

	Three Months Ended March 31,
(in millions)	2026	2025
Net income	$12	$20
Interest expense	65	29
Interest income	(5)	(13)
Income tax benefit	(24)	(9)
Depreciation and amortization	135	85
EBITDA	183	112
Acquisition, restructuring and integration costs (a)	23	27
Revaluation of contingent liabilities (b)	—	(3)
Change in TRA liability (c)	—	(3)
Equity-based compensation (d)	17	27
Foreign exchange and other nonrecurring items (e)	11	8
Adjusted EBITDA	$234	$168

(a)For the three months ended March 31, 2026, consisted of $17 million of restructuring and other costs and $6 million of acquisition-related costs. For the three months ended March 31, 2025, consisted of $14 million of acquisition-related costs and $13 million of restructuring and other costs.
(b)Consisted of fair value adjustments to contingent liabilities arising from acquisitions.
(c)See Note 16 - Income Taxes to the accompanying unaudited condensed consolidated financial statements for more information on the TRA.
(d)Consisted of equity-based compensation expense for RSUs and PRSUs, including employer taxes for vested RSUs and PRSUs. See Note 13 - Equity-based Compensation to the accompanying unaudited condensed consolidated financial statements for more information on equity-based compensation. We exclude noncash equity-based compensation charges and additional Federal Insurance Contribution Act (“FICA”) and related payroll tax expense incurred when employees vest in restricted stock awards. Although noncash equity-based compensation and the additional FICA and related payroll tax expenses are necessary to attract and retain employees, we place our primary emphasis on stockholder dilution as compared to the accounting charges related to such equity-based compensation plans.
(e)For the three months ended March 31, 2026, consisted of $6 million of expenses related to non-routine matters, $3 million of expenses related to the non-routine upgrade of our IT systems, and $2 million of foreign exchange-related losses. For the three months ended March 31, 2025, consisted of $4 million of expenses related to the non-routine upgrade of our IT systems, $3 million of expenses related to non-routine matters, and $1 million of foreign exchange-related losses.
Liquidity and Capital Resources
Overview
We have historically sourced our liquidity requirements primarily with cash flows from operations and, when needed, with debt or equity financing. The principal uses for liquidity have been acquisitions, capital expenditures, share repurchases and debt service. As of March 31, 2026, our cash and cash equivalents balance was $473 million. In addition, “Settlement assets” include $450 million of cash that will be used to settle merchant liabilities. The cash included within Settlement assets is typically paid to merchants within a few days of receipt in order to settle related liabilities.
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
The following table sets forth summary cash flow information for the periods presented:

	Three Months Ended March 31,
(in millions)	2026	2025
Net cash provided by operating activities	$134	$96
Net cash provided by (used in) investing activities	16	(85)
Net cash used in financing activities	(401)	(81)
Effect of exchange rate changes on cash and cash equivalents	(11)	15
Net decrease in cash and cash equivalents	$(262)	$(55)
Operating activities
Net cash provided by operating activities consists of net income adjusted for certain non-cash items and changes in other assets and liabilities.
For the three months ended March 31, 2026, net cash provided by operating activities of $134 million was primarily a result of net income of $12 million, adjusted for non-cash depreciation and amortization of $135 million, equity-based compensation of $16 million, and provision for bad debts of $8 million, partially offset by deferred income taxes of $(32) million and an impact from working capital items of $(8) million.
For the three months ended March 31, 2025, net cash provided by operating activities of $96 million was primarily a result of net income of $20 million, adjusted for non-cash depreciation and amortization of $85 million, equity-based compensation of $26 million, provision for bad debts of $4 million and amortization of capitalized financing costs of $3 million, partially offset by deferred income taxes of $(18) million, revaluation of contingent liabilities of $(3) million and an impact from working capital items of $(18) million.
Investing activities
Net cash provided by (used in) investing activities includes cash paid for acquisitions, deposits made with our sponsor bank under our Settlement Line Credit Agreement (the “Settlement Line Agreement”), residual commission buyouts, purchases of property, plant and equipment, purchases of equipment to be leased, purchases of intangible assets, investments in securities, and capitalized software development costs.

Net cash provided by investing activities was $16 million for the three months ended March 31, 2026, an increase of $101 million compared to net cash used in investing activities of $85 million for the three months ended March 31, 2025. This increase was primarily the result of $185 million of settlement cash acquired from Bambora in March 2026 and a $16 million decrease in deposits made with our sponsor bank, partially offset by a $83 million increase in net cash paid for acquisitions (excluding settlement cash) and a $12 million increase in capitalized software development costs.
Financing activities
Net cash used in financing activities was $401 million for the three months ended March 31, 2026, an increase of $320 million compared to $81 million for the three months ended March 31, 2025. This increase was primarily due to a $232 million increase in payments for the repurchase of common stock, a $139 million increase in distributions to noncontrolling interests, a $16 million decrease in borrowings on the settlement line of credit and a $15 million increase in payments of preferred dividends, partially offset by a $73 million change in settlement activity.
Settlement assets includes both cash and receivables from card networks. From period to period, the mix of cash and receivables included in Settlement assets may change, driving increases or decreases in financing cash flow.
Debt
As of March 31, 2026, we had $4,563 million total principal amount of debt outstanding, including $633 million of 2027 Convertible Notes, $1,650 million of 2032 Senior Notes, $1,283 million of 2033 Euro Notes, and $997 million of principal outstanding on the Term Loan Facility.
As of December 31, 2025, we had $4,589 million total principal amount of debt outstanding, including $633 million of 2027 Convertible Notes, $1,650 million of 2032 Senior Notes, $1,309 million of 2033 Euro Notes, and $997 million of principal outstanding on the Term Loan Facility.
Credit Facilities
As of March 31, 2026, there were no borrowings outstanding under the Revolving Credit Facility, and the borrowing capacity on the Revolving Credit Facility was $550 million.
Settlement Line Agreement
The Company has a Settlement Line Agreement with an aggregate available amount of up to $125 million. As of March 31, 2026, borrowings against the Settlement Line amounted to $100 million which have been deposited in an account owned and controlled by Citizens. The deposit and borrowing have been netted on our unaudited Condensed Consolidated Balance Sheets because a right of offset exists and the parties intend to net settle.
Covenants
We expect to be in compliance with all financial covenants for at least 12 months following the issuance of this Quarterly Report.
Stock repurchases
In November 2025, the Board authorized a new stock repurchase program, replacing the prior program, pursuant to which we are authorized to repurchase up to $1.0 billion of shares of our Class A common stock through December 31, 2026. During the three months ended March 31, 2026, we repurchased 5,485,241 shares of Class A common stock for $295 million, including commissions, at an average price of $53.82 per share. As of March 31, 2026, $400 million remained available for stock repurchases.
Cash Requirements
We believe that our cash and cash equivalents and future cash flow from operations will be sufficient to fund our operating expenses, interest payments, and capital expenditure requirements for at least the next twelve months and into the foreseeable future based on our current operating plan. Our material cash requirements include the following contractual obligations:
Debt
As of March 31, 2026, we had $4,563 million of debt principal outstanding. After our recent financing activity, including the amendment to our Credit Facilities effective January 5, 2026, we had 1) $10 million of debt principal payable within twelve months, and 2) future interest payments, at current interest rates, associated with the outstanding debt totaled $1,619 million, with $255 million payable within twelve months.

Preferred Stock Obligations
As of March 31, 2026, we had 10,423,296 shares of our Preferred Stock outstanding, with an aggregate liquidation preference of approximately $1.0 billion. Dividends on the Preferred Stock are cumulative and accrue at an annual rate of 6.00% on the liquidation preference, payable quarterly in arrears, when and if declared by our Board. Subject to declaration, expected cash dividend payments on the preferred stock total $63 million over the next twelve months.
Contingent Liabilities
As of March 31, 2026, the fair value of contingent liabilities to potentially be paid out in cash was $13 million, with $9 million payable within twelve months. As of March 31, 2026, the maximum amount of contingent liabilities to potentially be paid out in cash was $22 million, with $13 million payable within twelve months.
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
•Impairment assessments; and
•Income taxes.
There have been no material changes to our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to financial instruments are subject to risks relating to interest rates and foreign currencies.
Debt and Interest Expense Risk
As of March 31, 2026, we had $3,566 million of fixed rate principal debt outstanding pursuant to the Notes with a fair value of $3,432 million. Since these Notes bear interest at fixed rates, they do not result in any financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates when interest rates change.
We also have a Revolving Credit Facility and Term Loan Facility available to us. We are obligated to pay interest on loans under the Revolving Credit Facility and Term Loan Facility, as well as other customary fees, including an unused commitment fee. Borrowings under the Credit Facilities bear interest at floating rates. As a result, we are exposed to the risk related to fluctuations in interest rates to the extent of our borrowings. As of March 31, 2026 and December 31, 2025, we had no amounts outstanding under the Revolving Credit Facility. As of March 31, 2026, we had $997 million outstanding under the Term Loan Facility. If the applicable SOFR rate were to increase or decrease by 25 basis points, our annualized interest expense would increase or decrease by approximately $2 million, respectively.
See “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report and Note 5 - Debt to the accompanying unaudited condensed consolidated financial statements for more information.

Foreign Currency Risk
Economic Exposure
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies and this revenue could be materially affected by currency fluctuations. Approximately 27% and 14% of our revenue was denominated in currencies other than the U.S. dollar for the three months ended March 31, 2026 and 2025, respectively. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions generally results in increased revenues, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenues, operating expenses and income from operations will generally decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.
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
Foreign currency transaction gains and losses are recorded in “Other expense, net” in the unaudited Condensed Consolidated Statements of Operations. We recognized net foreign currency transaction losses of approximately $2 million and $1 million for the three months ended March 31, 2026 and 2025, respectively.
Net Investment Hedge
We are also exposed to foreign currency risk from our net investment in foreign subsidiaries whose functional currencies are different from the U.S. dollar. To manage this exposure and mitigate the impact of foreign currency fluctuations on our condensed consolidated financial statements, we have designated our €1.1 billion (or $1.3 billion in U.S. dollars) of Euro-denominated 5.50% Senior Notes due 2033 as a net investment hedge. This hedge is intended to offset changes in the carrying amount of our net investment in Global Blue attributable to foreign currency exchange rate movements. The change in the fair value of the 2033 Euro Notes attributable to changes in the spot foreign exchange rate is recorded in accumulated other comprehensive income to offset the translation adjustment arising from the hedged net investment in Global Blue.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Our material legal proceedings, if any, are described in Part I, Item 1 of this Quarterly Report in Note 19 - Commitments and Contingencies.
ITEM 1A. RISK FACTORS
You should carefully consider the risks described under the heading “Risk Factors” in Part I, Item 1A. of our 2025 Form 10-K, the other information in this Quarterly Report, including our unaudited condensed consolidated financial statements and the related notes, as well as our other public filings with the SEC, before deciding to invest in our Class A common stock or our Preferred Stock. There have been no material changes to the Company’s risk factors previously disclosed in our 2025 Form 10-K. The occurrence of any of the events described therein could harm our business, financial condition, results of operations, liquidity or prospects. In such an event, the market price of our Class A common stock or our Preferred Stock could decline, and you may lose all or part of your investment.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)On February 7, 2026, in connection with the consideration received related to the Simplification Transactions, the Company issued 423,296 shares of 6.00% Series A Mandatory Convertible Preferred Stock (the “Preferred Stock”) in a private placement to our Founder. The Preferred Stock is convertible at any time prior to the mandatory conversion settlement (as defined in the certificate of designation for the Series A) on a one-for-0.9780 basis at the holder’s option. Preferred Stock will mandatorily convert on May 1, 2028.
(b)Not applicable.
(c)The following discloses our share repurchase activity for the three months ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in millions)
January 1, 2026 through January 31, 2026	490,182	$60.13	490,182	$666
February 1, 2026 through February 28, 2026	2,896,959	$57.22	2,896,959	$500
March 1, 2026 through March 31, 2026	2,098,100	$47.65	2,098,100	$400
Total	5,485,241
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
None.

ITEM 6. EXHIBITS
The following is a list of exhibits filed as part of this Quarterly Report.
INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Amended and Restated Certificate of Incorporation of Shift4 Payments, Inc.	S-8	333-239042	4.1	06/09/2020

3.2	Amended and Restated By-Laws of Shift4 Payments, Inc.	S-8	333-239042	4.2	06/09/2020

3.3	Certificate of Designations of 6.00% Series A Mandatory Convertible Preferred Stock	8-K	001-39313	3.1	05/05/2025

3.4	Certificate of Retirement of Class B Stock of Shift4 Payments, Inc.	10-K	001-39313	3.2	02/27/2026

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock.	S-1/A	333-238307	4.1	06/01/2020

4.2	Indenture, dated as of July 26, 2021, between Shift4 Payments, Inc. and U.S. Bank National Association, as trustee (and Form of Global Note).	8-K	001-39313	4.1	07/26/2021

4.3	Indenture, by and among Shift4 Payments, LLC, Shift4 Payments Finance Sub, Inc., the subsidiary guarantors named on the signature pages thereto and U.S. Bank Trust Company, National Association, as trustee, dated August 15, 2024 (and Form of Note).	8-K	001-39313	4.1	08/15/2024

4.4	Indenture, dated as of May 16, 2025, among the Issuers, the subsidiary guarantors named on the signature pages thereto and U.S. Bank Trust Company, National Association, as trustee, and U.S. Bank Europe DAC, UK Branch, as registrar, transfer agent and paying agent.	8-K	001-39313	4.3	05/16/2025

4.5	Form of 6.00% Series A Mandatory Convertible Preferred Stock (included in Exhibit 3.3)	8-K	001-39313	4.1	05/05/2025

10.1	Amendment No. 3 to Second Amended and Restated First Lien Credit Agreement, dated as of January 5, 2026, by and among Shift 4, LLC, the Subsidiary Guarantors, the lenders and other financial institutions party thereto, and Goldman Sachs Bank USA, as Administrative Agent	8-K	001-39313	10.1	01/05/2026

10.2	Transaction Agreement , dated February 7, 2026, by and between the Company, Shift4 Payments, LLC, Mr. Isaacman, and Rook	8-K	001-39313	10.1	02/10/2026

31.1	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*

104	Cover Page Interactive Data File (formatting as Inline XBRL and contained in Exhibit 101).					*

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Shift4 Payments, Inc.

		By:	/s/ Taylor Lauber
Taylor Lauber
Date:	May 7, 2026		Chief Executive Officer (principal executive officer)

		By:	/s/ Christopher N. Cruz
Christopher N. Cruz
Date:	May 7, 2026		Chief Financial Officer (principal financial officer and principal accounting officer)