Form 10-Q
period 2026-06-30
Shift4 Payments, Inc.
filed 2026-08-06
CIK 1794669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Yes ☐ No ☒
As of July 31, 2026, there were 78,960,120 shares outstanding of the registrant’s Class A common stock, $0.0001 par value per share.

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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)(in millions of $USD, except share and per share amounts)

	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$356	$964
Settlement assets	753	350
Accounts receivable, net of allowances	809	742
Prepaid expenses and other current assets	153	125
Total current assets	2,071	2,181
Noncurrent assets
Equipment for lease, net	257	233
Property and equipment, net	42	42
Right-of-use assets	52	67
Goodwill	2,713	2,704
Capitalized customer acquisition costs, net	99	89
Other intangible assets, net	2,808	2,921
Deferred tax assets	577	391
Other noncurrent assets	80	85
Total assets	$8,699	$8,713

Liabilities and Stockholders' Equity
Current liabilities
Current portion of debt	$10	$10
Settlement liabilities	745	343
Accounts payable	633	679
Accrued expenses and other current liabilities	291	242
Current portion of TRA liability	14	23
Current lease liabilities	17	17
Total current liabilities	1,710	1,314
Noncurrent liabilities
Long-term debt	4,501	4,536
Noncurrent portion of TRA liability	212	346
Deferred tax liabilities	464	471
Noncurrent lease liabilities	39	53
Other noncurrent liabilities	32	36
Total liabilities	6,958	6,756

Redeemable noncontrolling interests	6	10

Stockholders' equity
Series A Mandatory Convertible Preferred Stock, $0.0001 par value, 20,000,000 shares authorized, 10,423,296 and 10,000,000 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively.	—	—
Common stock, $0.0001 par value:
Class A - 300,000,000 shares authorized, 78,959,327 and 63,666,837 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively.	—	—
Class B - 60,795,011 shares authorized, no and 19,801,028 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively.	—	—
Class C - 100,000,000 shares authorized, no and 1,123,309 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively.	—	—
Additional paid-in capital - common stock	1,310	889
Additional paid-in capital - preferred stock	1,005	973
Accumulated other comprehensive income (loss)	(49)	47
Retained deficit	(648)	(467)
Total stockholders' equity attributable to Shift4 Payments, Inc.	1,618	1,442
Non-redeemable noncontrolling interests	117	505
Total stockholders' equity	1,735	1,947
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$8,699	$8,713
See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (in millions of $USD, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gross revenue	$1,295	$966	$2,416	$1,814
Cost of sales (exclusive of certain depreciation and amortization expense shown separately below)	(849)	(674)	(1,578)	(1,265)
General and administrative expenses	(231)	(131)	(447)	(284)
Revaluation of contingent liabilities	—	1	—	4
Depreciation and amortization expense (a)	(94)	(57)	(188)	(113)
Professional expenses	(15)	(15)	(36)	(34)
Advertising and marketing expenses	(11)	(7)	(22)	(14)
Income from operations	95	83	145	108
Loss on extinguishment of debt	—	(3)	—	(3)
Interest income	3	19	8	32
Other income (expense), net	2	(3)	—	(4)
Gain on investments in securities	2	—	2	—
Change in TRA liability	—	(1)	—	2
Interest expense	(65)	(39)	(130)	(68)
Income before income taxes	37	56	25	67
Income tax benefit (expense)	(13)	(15)	11	(6)
Net income	24	41	36	61
Less: Net (income) loss attributable to noncontrolling interests	(2)	(7)	1	(10)
Net income attributable to Shift4 Payments, Inc.	22	34	37	51
Less: Preferred dividends	(15)	(10)	(31)	(10)
Net income attributable to common stockholders	$7	$24	$6	$41

Net income per share attributable to Class A and Class C common stockholders (b)
Basic	$0.08	$0.35	$0.08	$0.59
Diluted	$0.08	$0.32	$0.08	$0.52

Weighted average Class A and Class C common shares outstanding (b)
Basic	79,280,681	67,801,800	76,476,638	68,473,399
Diluted	79,643,307	89,263,257	77,018,562	90,851,860
See accompanying notes to unaudited condensed consolidated financial statements.
(a)Depreciation and amortization expense includes depreciation of equipment under lease of $26 million and $48 million for the three and six months ended June 30, 2026, respectively, and $17 million and $33 million for the three and six months ended June 30, 2025, respectively.
(b)Prior to fiscal year 2026, the Company presented basic and diluted net income per share separately for Class A and Class C common stock. In the current period, the Company elected to present a single net income per share amount for these classes as they have identical economic rights. Prior period amounts have been conformed to the current presentation.

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (in millions of $USD)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$24	$41	$36	$61
Other comprehensive income (loss)
Unrealized gain (loss) on foreign currency translation adjustment	(44)	85	(86)	118
Comprehensive income (loss)	(20)	126	(50)	179
Less: Comprehensive income attributable to noncontrolling interests	(2)	(26)	(9)	(37)
Comprehensive income (loss) attributable to Shift4 Payments, Inc.	$(22)	$100	$(59)	$142
See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited) (in millions of $USD, except share amounts)

	Shares				Additional Paid-In Capital - Common Stock	Additional Paid-In Capital - Preferred Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Redeemable Noncontrolling Interests	Total Equity
	Series A Mandatory Convertible Preferred Stock	Class A Common Stock	Class B Common Stock	Class C Common Stock
Balances at December 31, 2025	10,000,000	63,666,837	19,801,028	1,123,309	$889	$973	(467)	47	505	$1,947
Net income	—	—	—	—	—	—	15	—	(3)	12
Dividends accrued on Preferred Stock and redeemable noncontrolling interests	—	—	—	—	—	—	(16)	—	—	(16)
Repurchases and retirement of Class A common stock, including excise tax	—	(5,485,241)	—	—	(101)	—	(176)	—	(20)	(297)
Simplification Transactions	423,296	20,924,337	(19,801,028)	(1,123,309)	500	32	—	—	(231)	301
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(141)	(141)
Equity-based compensation	—	—	—	—	16	—	—	—	—	16
Vesting of restricted stock units, net of tax withholding	—	222,879	—	—	(7)	—	—	—	—	(7)
Effect of foreign currency translation on noncontrolling interests	—	—	—	—	—	—	—	—	(3)	(3)
Other comprehensive loss	—	—	—	—	—	—	—	(52)	10	(42)
Balances at March 31, 2026	10,423,296	79,328,812	—	—	1,297	1,005	(644)	(5)	117	1,770
Net income	—	—	—	—	—	—	22	—	2	24
Acquisition of Vectron common stock	—	—	—	—	(2)	—	—	—	—	(2)
Effect of foreign currency translation on noncontrolling interests	—	—	—	—	—	—	—	—	(2)	(2)
Dividends accrued on Preferred Stock and redeemable noncontrolling interests	—	—	—	—	—	—	(15)	—	—	(15)
Repurchases and retirement of Class A common stock, including excise tax	—	(652,300)	—	—	(14)	—	(11)	—	—	(25)
Equity-based compensation	—	—	—	—	31	—	—	—	—	31
Vesting of restricted stock units, net of tax withholding	—	282,815	—	—	(2)	—	—	—	—	(2)
Other comprehensive loss	—	—	—	—	—	—	—	(44)	—	(44)
Balances at June 30, 2026	10,423,296	78,959,327	—	—	$1,310	$1,005	$(648)	$(49)	$117	$1,735

	Shares				Additional Paid-In Capital - Common Stock	Additional Paid-In Capital - Preferred Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Redeemable Noncontrolling Interests	Total Equity
	Series A Mandatory Convertible Preferred Stock	Class A Common Stock	Class B Common Stock	Class C Common Stock
Balances at December 31, 2024	—	67,737,305	19,801,028	1,519,826	$1,063	$—	$(228)	$(28)	$211	$1,018
Net income	—	—	—	—	—	—	17	—	3	20
Repurchases and retirement of Class A common stock	—	(686,177)	—	—	(3)	—	(48)	—	(12)	(63)
Exchange of shares held by Rook	—	160,043	—	(160,043)	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	26	—	—	—	—	26
Vesting of restricted stock units, net of tax withholding	—	259,815	—	(12,410)	(19)	—	—	—	—	(19)
Effect of foreign currency translation on noncontrolling interest	—	—	—	—	—	—	—	—	1	1
Other comprehensive income	—	—	—	—	—	—	—	25	8	33
Balances at March 31, 2025	—	67,470,986	19,801,028	1,347,373	1,067	—	(259)	(3)	211	1,016
Net income	—	—	—	—	—	—	34	—	7	41
Reclassification from stockholders’ equity to mezzanine equity for Vectron noncontrolling interest	—	—	—	—	—	—	(1)	—	(25)	(26)
Issuance of Series A Mandatory Convertible Preferred Stock, net of issuance costs	10,000,000	—	—	—	(220)	973	—	—	220	973
Dividends on Series A Mandatory Convertible Preferred Stock	—	—	—	—	—	—	(10)	—	—	(10)
Repurchases and retirement of Class A common stock	—	(1,148,718)	—	—	(10)	—	(60)	—	(15)	(85)
Exchange of shares held by Rook	—	8,466	—	(8,466)	—	—	—	—	—	—
Distributions to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	—	(19)	(19)
Equity-based compensation	—	—	—	—	15	—	—	—	—	15
Vesting of restricted stock units, net of tax withholding	—	45,494	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	66	19	85
Balances at June 30, 2025	10,000,000	66,376,228	19,801,028	1,338,907	$852	$973	$(296)	$63	$398	$1,990

See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in millions of $USD)

	Six Months Ended June 30,
	2026	2025
Operating activities
Net income	$36	$61
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	274	173
Equity-based compensation expense	47	41
Revaluation of contingent liabilities	—	(4)
Gain on investments in securities	(2)	—
Change in TRA liability	—	(2)
Amortization of capitalized financing costs, net of premium accretion	5	9
Loss on extinguishment of debt	—	3
Provision for bad debts	13	6
Deferred income taxes	(21)	(21)
Unrealized foreign exchange losses (gains)	(3)	4
Change in operating assets and liabilities
Accounts receivable	(76)	(24)
Prepaid expenses and other assets	(30)	1
Capitalized customer acquisition costs	(32)	(22)
Accounts payable	(44)	17
Accrued expenses and other liabilities	30	(3)
Payments on contingent liabilities in excess of initial fair value	—	(1)
Net cash provided by operating activities	197	238

Investing activities
Acquisitions, net of cash acquired (a)	71	(4)
Acquisition of equipment to be leased	(68)	(53)
Capitalized software development costs	(60)	(37)
Acquisition of property and equipment	(12)	(2)
Deposits with sponsor bank, net	(17)	(27)
Residual commission buyouts	(3)	(8)
Proceeds from sale of investments in securities	—	2
Investments in securities	—	(3)
Net cash used in investing activities	(89)	(132)

Financing activities
Proceeds from long-term debt	—	1,313
Proceeds from preferred stock	—	1,000
Repayment of debt	(2)	(450)
Deferred financing costs	(3)	(45)
Settlement line of credit	17	27
Settlement activity, net	—	(29)
Acquisition of noncontrolling interests	(6)	—
Repurchases of Class A common stock	(321)	(148)
Payments for withholding tax related to vesting of restricted stock units	(10)	(19)
Payments of preferred dividends	(31)	—
Payments on contingent liabilities	—	(2)
Distributions to noncontrolling interests	(141)	(19)
TRA liability payments and other financing activities	(21)	(2)
Net cash provided by (used in) financing activities	(518)	1,626
Effect of exchange rate changes on cash and cash equivalents	(14)	82
Net increase (decrease) in cash and cash equivalents	(424)	1,814

Cash and cash equivalents, beginning of period	1,185	1,439
Cash and cash equivalents, end of period	$761	$3,253
See accompanying notes to unaudited condensed consolidated financial statements.
(a)Includes $185 million of settlement cash acquired from Bambora on March 2, 2026, resulting in a net cash inflow for the six months ended June 30, 2026.

SHIFT4 PAYMENTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited) (in millions of $USD, except share and per share amounts)
1.Organization, Basis of Presentation and Significant Accounting Policies
Organization
Shift4 Payments, Inc. (“the Company”) was incorporated in Delaware in order to carry on the business of Shift4 Payments, LLC and its consolidated subsidiaries. The Company is a leading independent provider of software and payment processing solutions in the United States (“U.S.”) based on total volume of payments processed, as well as a global leader in tax-free shopping (“TFS”) and dynamic currency conversion services.
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
In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments necessary to state fairly the financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP applicable to interim periods. The results of operations for the interim periods presented are not necessarily indicative of results for the full year or future periods. These unaudited condensed consolidated financial statements and the related notes thereto should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the fiscal year ended December 31, 2025, as disclosed in the Company’s 2025 Form 10-K.
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
The assets and liabilities of Shift4 Payments, LLC represent substantially all of the consolidated assets and liabilities of Shift4 Payments, Inc. with the exception of certain cash balances, amounts payable under the Tax Receivable Agreement (“TRA”), $633 million of 2027 Convertible Notes, and 10,423,296 shares (representing approximately $1.0 billion initial liquidation preference) of Series A Mandatory Convertible Preferred Stock that are held by Shift4 Payments, Inc. directly. As of June 30, 2026 and December 31, 2025, an immaterial amount and $133 million of cash, respectively, was directly held by Shift4 Payments, Inc. As of June 30, 2026 and December 31, 2025, the TRA liability was $226 million and $369 million, respectively.
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
Change in Presentation of Earnings per Share
Prior to fiscal year 2026, the Company presented basic and diluted net income per share separately for Class A and Class C common stock. In the current period, the Company elected to present a single net income per share amount for these classes as they have identical economic rights. Prior period amounts have been conformed to the current presentation.

Change in Presentation of Condensed Consolidated Statement of Cash Flows
Prior period balances have been conformed to the current presentation to include “Deferred revenue” within the line item “Accrued expenses and other liabilities” on the Company’s unaudited Condensed Consolidated Statement of Cash Flows.
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
Significant Accounting Policies
The Company’s significant accounting policies are discussed in the 2025 Form 10-K. There have been no significant changes to these policies which have had a material impact on the Company’s unaudited condensed consolidated financial statements and related notes during the six months ended June 30, 2026.
Cash and Cash Equivalents
The following table provides a reconciliation between cash and cash equivalents on the unaudited Condensed Consolidated Balance Sheets and the unaudited Condensed Consolidated Statements of Cash Flows:

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$356	$964
Cash and cash equivalents included in Settlement assets	405	221
Total cash and cash equivalents on the unaudited Condensed Consolidated Statements of Cash Flows	$761	$1,185
Net Investment Hedge
The Company is exposed to foreign currency risk primarily from its net investment in foreign subsidiaries whose functional currencies are different from the U.S. dollar. To manage this exposure and mitigate the impact of foreign currency fluctuations on the Company’s condensed consolidated financial statements, the Company has designated its €1.1 billion (or $1.3 billion in U.S. dollars) of Euro-denominated 5.50% Senior Notes due 2033 as a net investment hedge in accordance with ASC 815, Derivatives and Hedging. This hedge is intended to offset changes in the carrying amount of the Company’s net investment in Global Blue attributable to foreign currency exchange rate movements. The change in the fair value of the 2033 Euro Notes attributable to changes in the spot foreign exchange rate is recorded in accumulated other comprehensive income to offset the translation adjustment arising from the hedged net investment in Global Blue. During the six months ended June 30, 2026, the amount recorded to accumulated other comprehensive income related to its net investment hedge amounted to $37 million.
The Company assesses hedge effectiveness based on changes in the spot rate between the U.S. dollar and the Euro on the notional amount of the debt compared with changes in the spot rate applied to the carrying amount of the net investment. The hedging relationship has been deemed highly effective during all periods presented.
Accounts Receivable Factoring
The Company is party to factoring agreements to sell certain receivables to third-party financial institutions on a non-recourse basis. These transactions result in a derecognition in accounts receivable because the factoring agreement transfers effective control over the receivables, and related risk, to the buyer. The Company factored approximately $155 million of receivables during the six months ended June 30, 2026.

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
2.Revenue
The Company’s revenue is comprised primarily of payments-based revenue, which includes fees for payment processing, dynamic currency conversion, and gateway services. This revenue is primarily recognized over time and is primarily driven as a percentage of dollar volume of transactions, while also varying due to factors such as the type of merchant and country.
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
Disaggregated Revenue
The following table presents a disaggregation of the Company’s revenue from contracts with customers based on similar operational characteristics:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Payments-based revenue	$1,073	$868	$1,990	$1,624
TFS revenue	117	—	219	—
Subscription and other revenue	105	98	207	190
Total	$1,295	$966	$2,416	$1,814
Contract Liabilities
The Company charges merchants for various post-contract license support and service fees. These fees typically relate to a period of one year. The Company recognizes the revenue on a straight-line basis over its respective period. As of June 30, 2026 and December 31, 2025, the Company had deferred revenue of $12 million and $15 million, respectively, which is reflected within “Accrued expenses and other current liabilities” and “Other noncurrent liabilities” in the unaudited Condensed Consolidated Balance Sheets.
3.Acquisitions
Each of the following acquisitions was accounted for as a business combination using the acquisition method of accounting. The respective purchase prices were allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill and represents the expected future economic benefits arising from the integration of these assets into the Company’s operations. Supplemental pro forma financial information has not been provided for Bambora as the acquisition was not considered material.

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
Global Blue
In the third quarter of 2025, the Company completed the acquisition of Global Blue Group Holding AG (“Global Blue”). Global Blue is a leading payments and technology platform, primarily providing TFS, dynamic currency conversion, and payments solutions to the world’s largest retail brands. This acquisition significantly increases the Company’s overall customer base and geographic footprint, while diversifying its revenue.

The following unaudited pro forma results of operations have been prepared to give effect to the Global Blue acquisition as though it occurred on January 1, 2025. The pro forma amounts reflect certain adjustments, such as expenses related to the amortization of acquired intangible assets. The unaudited pro forma financial information is presented for illustrative purposes only, is based on available information and assumptions that the Company believes are reasonable to reflect the impact of the acquisition on the Company’s historical financial information on a supplemental pro forma basis, and is not necessarily indicative of the results of operations that would have actually been reported had the acquisition occurred on January 1, 2025, nor is it necessarily indicative of the future results of operations of the combined company. The timing of transaction costs has been updated to be reflected in the pro forma results for the six months ended June 30, 2025.

	Unaudited
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$1,295	$1,116	$2,416	$2,098
Net income (loss)	$27	$33	$42	$(1)
The amount of revenue and net income from Global Blue included in the Company’s unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2026 was $168 million and $9 million, respectively. The amount of revenue and net income from Global Blue included in the Company’s unaudited Condensed Consolidated Statements of Operations for the six months ended June 30, 2026 was $320 million and $12 million, respectively. Net income attributable to Global Blue excludes the increased interest expense related to the Company’s recent financings.
4.Goodwill
The changes in the carrying amount of goodwill were as follows:

Balance at December 31, 2025	$2,704
Bambora acquisition	33
Effect of foreign currency translation, adjustments related to prior period acquisitions, and other	(24)
Balance at June 30, 2026	$2,713
5.Debt
The Company’s outstanding debt consisted of the following:

	Maturity	Effective Interest Rate	June 30, 2026	December 31, 2025
Convertible Senior Notes due 2027 ("2027 Convertible Notes")	August 1, 2027	0.90%	$633	$633
Term Loan B due 2032 ("Term Loan")	July 3, 2032	5.95%	995	997
6.750% Senior Notes due 2032 ("2032 Senior Notes")	August 15, 2032	6.90%	1,650	1,650
5.500% Senior Notes due 2033 ("2033 Euro Notes")	May 15, 2033	5.55%	1,271	1,309
Total debt principal			4,549	4,589
Less: Unamortized capitalized financing fees			(52)	(58)
Plus: Unamortized premium			14	15
Total debt			$4,511	$4,546

Current portion of debt			$10	$10
Long-term debt			4,501	4,536
Total debt			$4,511	$4,546
The amortization of capitalized financing fees and accretion of debt premiums are included within “Interest expense” in the Company’s unaudited Condensed Consolidated Statements of Operations. Amortization expense for capitalized financing fees, net of premium accretion, was $2 million and $5 million for the three and six months ended June 30, 2026, respectively, and $6 million and $9 million for the three and six months ended June 30, 2025, respectively.

Future principal payments
As of June 30, 2026, future principal payments associated with the Company’s debt were as follows:

2026 (remaining six months)	$5
2027	643
2028	10
2029	10
2030	10
Thereafter	3,871
Total	$4,549
Credit Facilities
As of June 30, 2026, there were no borrowings outstanding under the Revolving Credit Facility, and borrowing capacity on the Revolving Credit Facility was $550 million. See Note 20 - Subsequent Events for more information on the Revolving Credit Facility.
Settlement Line Agreement
The Company has a Settlement Line Credit Agreement (the “Settlement Line Agreement”) with an aggregate available amount of $125 million. As of June 30, 2026, borrowings against the Settlement Line amounted to $106 million which have been deposited in an account owned and controlled by the Company’s sponsor bank. The deposit and borrowing have been netted on the Company’s unaudited Condensed Consolidated Balance Sheets because a right of offset exists and the parties intend to net settle.
Restrictions and Covenants
The 2027 Convertible Notes, 2032 Senior Notes, 2033 Euro Notes (collectively, the “Notes”) and Credit Facilities include certain restrictions on the ability of Shift4 Payments, LLC to make loans, advances, or pay dividends to Shift4 Payments, Inc.
As of June 30, 2026 and December 31, 2025, the Company was in compliance with all financial covenants under its debt agreements.
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
During the six months ended June 30, 2026, the Company repurchased 6,137,541 shares of Class A common stock for $320 million, including commissions, at an average price of $52.17 per share.
As of June 30, 2026, $375 million remained available for stock repurchases under the November 2025 Program.
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

As of June 30, 2026, 10,423,296 shares of Preferred Stock were issued and outstanding.
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
During the three months ended June 30, 2026, the Company accrued and paid $16 million of cash dividends on its Preferred Stock. As of June 30, 2026, accrued but unpaid dividends on the Preferred Stock amounted to $10 million and are reflected within “Accrued expenses and other current liabilities” in the unaudited Condensed Consolidated Balance Sheets.
7.Noncontrolling Interests
Non-Redeemable Noncontrolling Interests
Rook
Shift4 Payments, Inc. is the sole managing member of Shift4 Payments, LLC and consolidates its financial results. The economic interest in Shift4 Payments, LLC held by Rook amounted to $385 million as of December 31, 2025 and was recorded as a non-redeemable noncontrolling interest. The following table summarizes the ownership of LLC Interests in Shift4 Payments, LLC:

	June 30, 2026		December 31, 2025
	LLC Interests	Ownership %	LLC Interests	Ownership %
Shift4 Payments, Inc.	78,959,327	100.0%	64,790,146	76.6%
Rook	—	—%	19,801,028	23.4%
Total	78,959,327	100.0%	84,591,174	100.0%
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

	June 30, 2026
	Noncontrolling Interests Carrying Value	Noncontrolling Ownership %
Global Blue TPS Japan Co Ltd	$116	49%
Global Blue Lebanon SAL	—	45%
Global Blue Brasil TFS Ltda.	—	40%
Global Blue Touristik Hizmetler A.Ş.	2	40%
Global Blue Pazarlama Destek ve Teknoloji Hizmetleri A.Ş.	—	40%
Bahama’s VAT Refund Ltd	—	20%
Global Blue LLC	(1)	40%
Total	$117
For the three and six months ended June 30, 2026, net income attributable to the Global Blue noncontrolling interests amounted to $2 million and $4 million, respectively. For both the three and six months ended June 30, 2026, distributions to the Global Blue noncontrolling interest holders amounted to $2 million.
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
During the three months ended June 30, 2026, the Company acquired an additional 4.0% economic interest in Vectron for approximately $6 million. As of June 30, 2026, the Company owned 95.3% of Vectron’s common stock. The 4.7% economic interest in Vectron not held by the Company amounted to $6 million as of June 30, 2026. The redeemable noncontrolling interest was calculated as the redemption amount of the shares not owned by the Company as of each date, plus accrued dividends payable.
8.Other Intangible Assets, Net
Other intangible assets, net consisted of the following:

	Weighted Average Amortization Period (in years)	June 30, 2026
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	18	$2,487	$(268)	$2,219
Acquired technology	9	462	(113)	349
Trademarks and trade names	9	46	(20)	26
Capitalized software development costs	3	260	(95)	165
Residual commission buyouts	4	359	(310)	49
Total other intangible assets, net		$3,614	$(806)	$2,808

	Weighted Average Amortization Period (in years)	December 31, 2025
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	18	$2,466	$(196)	$2,270
Acquired technology	9	547	(160)	387
Trademarks and trade names	8	46	(15)	31
Capitalized software development costs	3	213	(72)	141
Residual commission buyouts	4	364	(272)	92
Total other intangible assets, net		$3,636	$(715)	$2,921

9.Capitalized Customer Acquisition Costs, Net
Capitalized customer acquisition costs, net consisted of the following:

	Weighted Average Amortization Period (in years)
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Total costs as of June 30, 2026	4	$166	$(67)	$99
Total costs as of December 31, 2025	4	$149	$(60)	$89
10.Equipment for Lease, Net
Equipment for lease, net consisted of the following:

	Weighted Average Depreciation Period (in years)	June 30, 2026
		Gross Carrying Value	Accumulated Depreciation	Net Carrying Value
Equipment under lease	4	$370	$(152)	$218
Equipment held for lease (a)	N/A	39	—	39
Total equipment for lease, net		$409	$(152)	$257

	Weighted Average Depreciation Period (in years)	December 31, 2025
		Gross Carrying Value	Accumulated Depreciation	Net Carrying Value
Equipment under lease	4	$334	$(129)	$205
Equipment held for lease (a)	N/A	28	—	28
Total equipment for lease, net		$362	$(129)	$233

(a) Represents equipment that was not yet initially deployed to a merchant and, accordingly, is not being depreciated.
11.Property and Equipment, Net
Property and equipment, net consisted of the following:

	June 30, 2026	December 31, 2025
Equipment	$35	$38
Leasehold improvements	26	23
Furniture, fixtures and vehicles	8	8
Capitalized software	7	7
Total property and equipment, gross	76	76
Less: Accumulated depreciation	(34)	(34)
Total property and equipment, net	$42	$42

12.Depreciation and Amortization
Amounts charged to expense in the Company’s unaudited Condensed Consolidated Statements of Operations for depreciation and amortization were as follows:

	Amortization		Depreciation
	Other Intangible Assets	Capitalized Customer Acquisition Costs	Equipment Under Lease	Property and Equipment	Total
Three Months Ended June 30, 2026
Depreciation and amortization expense	$64	$—	$26	$4	$94
Cost of sales	34	10	—	1	45
Total depreciation and amortization (a)	$98	$10	$26	$5	$139

Three Months Ended June 30, 2025
Depreciation and amortization expense	$37	$—	$17	$3	$57
Cost of sales	23	8	—	—	31
Total depreciation and amortization (b)	$60	$8	$17	$3	$88

Six Months Ended June 30, 2026
Depreciation and amortization expense	$129	$—	$48	$11	$188
Cost of sales	65	20	—	1	86
Total depreciation and amortization (c)	$194	$20	$48	$12	$274

Six Months Ended June 30, 2025
Depreciation and amortization expense	$74	$—	$33	$6	$113
Cost of sales	45	15	—	—	60
Total depreciation and amortization (d)	$119	$15	$33	$6	$173
(a)    Total amortization of $108 million consisted of amortization of acquired intangibles of $79 million and internally-generated intangibles of $29 million.
(b)    Total amortization of $68 million consisted of amortization of acquired intangibles of $47 million and internally-generated intangibles of $21 million.
(c)    Total amortization of $214 million consisted of amortization of acquired intangibles of $160 million and internally-generated intangibles of $54 million.
(d)    Total amortization of $134 million consisted of amortization of acquired intangibles of $93 million and internally-generated intangibles of $41 million.
As of June 30, 2026, the estimated amortization expense for each of the five succeeding years and thereafter is as follows:

	Other Intangible Assets	Capitalized Customer Acquisition Costs	Total Amortization	Amortization of Acquired Intangible Assets
2026 (remaining six months)	$162	$20	$182	$123
2027	288	35	323	223
2028	253	26	279	208
2029	213	16	229	197
2030	191	2	193	191
Thereafter	1,701	—	1,701	1,701
Total	$2,808	$99	$2,907	$2,643
13.Equity-based Compensation
The Company recognized equity-based compensation expense of $31 million and $47 million for the three and six months ended June 30, 2026, respectively, and $15 million and $41 million for the three and six months ended June 30, 2025, respectively.

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
As of June 30, 2026, a maximum of 2,621,502 shares of the Company’s Class A common stock were available for issuance under the Restated Equity Plan.
RSUs and PRSUs
RSUs and PRSUs represent the right to receive shares of the Company’s Class A common stock at a specified date in the future. The RSU and PRSU activity for the six months ended June 30, 2026 was as follows:

	Six Months Ended June 30, 2026
	Number of RSUs and PRSUs	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2025	1,940,436	$75.99
Granted	1,879,838	44.41
Vested	(701,898)	68.48
Forfeited or cancelled	(156,968)	62.40
Unvested balance at June 30, 2026	2,961,408	$58.50
The grant date fair value of RSUs and PRSUs subject to continued service or those that vest immediately was determined based on the price of the Company’s Class A common stock on the grant date.
As of June 30, 2026, the Company had $127 million of total unrecognized equity-based compensation expense related to outstanding RSUs and PRSUs, which is expected to be recognized over a weighted-average period of 2.3 years.
14.Basic and Diluted Net Income per Share
Basic net income per share has been computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the same period. Shares issued during the period and shares reacquired during the period are weighted for the portion of the period in which the shares were outstanding. Diluted net income per share has been computed in a manner consistent with that of basic net income per share while giving effect to all shares of potentially dilutive common stock that were outstanding during the period. The following table presents the calculation of basic and diluted net income per share under the two-class method:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$24	$41	$36	$61
Less: Net income attributable to noncontrolling interests	(2)	(7)	1	(10)
Less: Preferred dividends	(15)	(10)	(31)	(10)
Net income attributable to Class A and Class C common stockholders - basic (a)	7	24	6	41
Reallocation of net income from non-redeemable noncontrolling interests to Class A and Class C common stockholders due to effect of dilutive securities (a)	—	5	—	7
Net income attributable to Class A and Class C common stockholders - diluted (a)	$7	$29	$6	$48

Weighted average shares of Class A and Class C common stock outstanding - basic (a)	79,280,681	67,801,800	76,476,638	68,473,399
Effect of dilutive securities:
LLC Interests	N/A	19,801,028	N/A	19,801,028
RSUs and PRSUs	362,626	1,000,864	541,924	1,267,710
2025 Convertible Notes	N/A	659,565	N/A	1,309,723
Weighted average shares of Class A and Class C common stock outstanding - diluted (a)	79,643,307	89,263,257	77,018,562	90,851,860

Net income per share attributable to Class A and Class C common stockholders: (a)
Basic	$0.08	$0.35	$0.08	$0.59
Diluted	$0.08	$0.32	$0.08	$0.52
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
The Company’s acquisitions often include contingent consideration, or earnout, provisions. The total fair value of contingent consideration related to six different acquisitions as of June 30, 2026 was $13 million, of which $9 million is included in “Accrued expenses and other current liabilities” and $4 million is included within “Other noncurrent liabilities” on the Company’s unaudited Condensed Consolidated Balance Sheets. The change in fair value of these liabilities is included in “Revaluation of contingent liabilities” on the Company’s unaudited Condensed Consolidated Statements of Operations. Each of these fair value measurements utilize Level 3 inputs, such as projected merchants acquired, projected revenues, discount rates and other subjective inputs.

There were no transfers into or out of Level 3 during the six months ended June 30, 2026. There were no material changes to the Company’s contingent liabilities during the three months ended June 30, 2026.
The estimated fair value of the Company’s outstanding debt using quoted prices from over-the-counter markets, considered Level 2 inputs, was as follows:

	June 30, 2026		December 31, 2025
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
2032 Senior Notes	$1,634	$1,654	$1,633	$1,706
Term Loan	983	990	984	999
2033 Euro Notes	1,267	1,246	1,304	1,343
2027 Convertible Notes	630	602	628	610
Total	$4,514	$4,492	$4,549	$4,658

(a) Carrying value excludes unamortized debt issuance costs related to the Revolving Credit Facility of $3 million as of June 30, 2026 and December 31, 2025.
The estimated fair value of the Company’s investments in non-marketable equity securities was $8 million and $5 million as of June 30, 2026 and December 31, 2025, respectively. These non-marketable equity investments have no readily determinable fair values and are measured using the measurement alternative, which is defined as cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. Adjustments for these investments, if any, are recorded in “Gain on investments in securities” on the Company’s unaudited Condensed Consolidated Statements of Operations.
Other financial instruments not measured at fair value on the Company’s unaudited Condensed Consolidated Balance Sheets at June 30, 2026 and December 31, 2025 include cash and cash equivalents, settlement assets, accounts receivable, prepaid expenses and other current assets, other noncurrent assets, settlement liabilities, accounts payable, accrued expenses and other current liabilities, and other noncurrent liabilities, as their estimated fair values reasonably approximate their carrying value as reported on the Company’s unaudited Condensed Consolidated Balance Sheets.
16.Income Taxes
The Company’s effective tax rate was 34% and (42%) for the three and six months ended June 30, 2026. The effective tax rate for the three months ended June 30, 2026 was different than the U.S. federal statutory income tax rate of 21% primarily due to the mix of income and valuation allowances in various jurisdictions. The effective tax rate for the six months ended June 30, 2026 was different than the U.S. federal statutory income tax rate of 21% primarily due to a discrete tax benefit impacting the Company’s valuation allowance resulting from the Simplification Transactions, and the mix of income and valuation allowances in various jurisdictions. The Company’s effective tax rate was 26% and 10% for the three and six months ended June 30, 2025, respectively. The effective tax rate for the three and six months ended June 30, 2025 was different than the U.S. federal statutory income tax rate of 21% primarily due to the net income allocated to non-redeemable noncontrolling interests and the impact of certain legal entity restructurings.
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
Tax Receivable Agreement
On February 7, 2026, the Company entered into a Transaction Agreement to effect, among other things, the Up-C Collapse via a taxable exchange and the assignment and waiver of Rook’s rights under the TRA to the Company. As a result, $121 million of TRA liability was reduced and recorded to “Additional paid-in capital” on the Company’s unaudited Condensed Consolidated Balance Sheets, reflecting the amount of future TRA payments attributable to Rook. During the six months ended June 30, 2026, payments totaling $20 million were made to the Continuing Equity Owners pursuant to the TRA, which are included within “TRA liability payments and other financing activities” in the Company’s unaudited Condensed Consolidated Statements of Cash Flows. The estimation of liability under the TRA is by its nature imprecise and subject to significant assumptions regarding the amount, character, and timing of the taxable income of Shift4 Payments, Inc. in the future. Changes in tax laws or rates could also materially impact the estimated liability.

Developments in Tax Law
In December 2021, the Organisation for Economic Co-operation and Development (“OECD”) issued model rules for a new global minimum tax framework (“Pillar Two”), and various governments around the world have passed, or are in the process of passing, legislation on this. Certain Pillar Two rules started taking effect in 2024, depending on whether a particular jurisdiction had integrated the legislation into local law. The Company is continuing to monitor these impacts on its operating footprint and estimated an increase in income tax expense associated with jurisdictions that have implemented an Income Inclusion Rule (“IIR”) or a Qualifying Domestic Minimum Top-up Tax (“QDMTT”) for the three and six months ended June 30, 2026.
Furthermore, on January 5, 2026, the OECD released a comprehensive package for a “side-by-side arrangement” (“SbS”) with respect to Pillar Two. This package, effective for fiscal years beginning on or after January 1, 2026, implements a SbS Safe Harbor. The SbS Safe Harbor deems top-up tax as zero for IIR and Undertaxed Profits Rule (“UTPR”) purposes for eligible U.S.-parented groups, provided the ultimate parent entity’s jurisdiction (currently only the United States) maintains a Qualified SbS Regime with an eligible domestic and worldwide tax system that credits QDMTTs equivalently to other covered taxes. The Company will continue to monitor U.S. and international legislative developments, including further announcements on the side-by-side arrangement, to assess any potential impacts on its operations.
17.Related Party Transactions
The Company had a service agreement with the Founder, including access to aircrafts and a property. This service agreement between the Founder and the Company for aircrafts and a property was terminated and replaced with a new flight services agreement, effective January 1, 2026, with a company which is 50% owned by the Founder. Total expense for these services, which is included in “General and administrative expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations, amounted to approximately $1 million for the six months ended June 30, 2026. Expense for these services was immaterial for the three months ended both June 30, 2026 and 2025, and for the six months ended June 30, 2025.
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
During the six months ended June 30, 2026, pursuant to the Transaction Agreement, the Company made $139 million of distributions to the Founder, which are included in “Distributions to non-redeemable noncontrolling interests” in the Company’s unaudited Condensed Consolidated Statements of Cash Flows, and issued 423,296 shares of the Company’s Preferred Stock to the Founder in a private placement.
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

The following table presents a disaggregation of the Company’s consolidated net income:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Payments-based revenue	$1,073	$868	$1,990	$1,624
TFS revenue	117	—	219	—
Subscription and other revenue	105	98	207	190
Network fees*	(671)	(553)	(1,243)	(1,032)
Other costs of sales* (exclusive of depreciation of equipment under lease)	(178)	(121)	(335)	(233)
General and administrative expenses:
Employee and other general and administrative expenses*	(186)	(108)	(371)	(227)
Equity-based compensation*	(31)	(15)	(48)	(42)
Rent, office, occupancy and equipment expenses*	(14)	(8)	(28)	(15)
Revaluation of contingent liabilities	—	1	—	4
Depreciation and amortization expense* (a)	(94)	(57)	(188)	(113)
Professional expenses*	(15)	(15)	(36)	(34)
Advertising and marketing expenses*	(11)	(7)	(22)	(14)
Loss on extinguishment of debt	—	(3)	—	(3)
Interest income	3	19	8	32
Other income (expense), net	2	(3)	—	(4)
Gain on investments in securities	2	—	2	—
Change in TRA liability	—	(1)	—	2
Interest expense*	(65)	(39)	(130)	(68)
Income tax benefit (expense)	(13)	(15)	11	(6)
Net income	$24	$41	$36	$61
*    Denotes a significant segment expense reviewed by the CODM.
(a)Depreciation and amortization expense includes depreciation of equipment under lease of $26 million and $48 million for the three and six months ended June 30, 2026, respectively, and $17 million and $33 million for the three and six months ended June 30, 2025, respectively.
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
As of June 30, 2026, the Company is not aware of any pending or threatened legal proceedings that it believes would have a material adverse effect on its business, financial condition, results of operations, or cash flows. Accordingly, no reserves for legal contingencies have been established as of June 30, 2026.

20.Subsequent Events
Amendment to Credit Agreement
On July 8, 2026 (the “Fourth Amendment Effective Date”), Shift4 Payments, LLC entered into Amendment No. 4 to its Second Amended and Restated First Lien Credit Agreement (as amended or restated, supplemented or otherwise modified from time to time prior to the Fourth Amendment Effective Date, the “Existing Credit Agreement”) with Goldman Sachs Bank USA and the lenders party thereto, pursuant to which, among other things, the Existing Credit Agreement was amended to (i) add an incremental term loan in an aggregate principal amount of $1 billion (the “Amendment No. 4 Term Loan”), (ii) amend certain definitions and certain other covenants and provisions thereunder, and (iii) extend the maturity date applicable to the Revolving Credit Facility under the Existing Credit Agreement to July 8, 2031.
The Amendment No. 4 Term Loan is fungible with, and constitutes an incremental borrowing under, the existing Term Loan B facility. See Note 5 - Debt for more information on the existing Term Loan B facility. The Company received net proceeds, after deducting an original issue discount and arranger fees, of approximately $983 million from the Amendment No. 4 Term Loan.
Shift4 Payments, LLC may use the net proceeds from the Amendment No. 4 Term Loan to fund prepayment, redemption, or repurchase of the $633 million of outstanding 2027 Convertible Notes, finance working capital needs, and for other general corporate purposes of Shift4 Payments, LLC and its subsidiaries.
Pending Acquisition
On August 5, 2026, the Company signed a definitive agreement to acquire 100% of an account-to-account payments company for an initial payment of approximately $143 million of cash. The terms and conditions also include contingent consideration of up to $173 million, resulting in an aggregate maximum consideration of approximately $316 million. The acquisition is expected to close in the second half of 2026, subject to customary regulatory approvals.

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
Overview
At Shift4, our mission is to power the experience economy by enabling businesses to deliver the moments that matter.
We are a leading independent provider of software, payment processing, tax-free shopping (“TFS”), and dynamic currency conversion services. You will find our technology in restaurants, hotels, stadiums, theme parks, luxury retailers and many other businesses who seek to deliver a world-class experience to their customers. In that capacity, we facilitate billions of transactions annually for hundreds of thousands of businesses in virtually every industry.
We achieved our leadership position through decades of problem solving and constant technological evolution. Our merchants range in size from small owner-operated local businesses to multinational enterprises conducting commerce globally.
Pending Acquisition
In August 2026, we signed a definitive agreement to acquire 100% of an account-to-account payments company for an initial payment of approximately $143 million of cash. The terms and conditions also include contingent consideration of up to $173 million, resulting in an aggregate maximum consideration of approximately $316 million. The acquisition is expected to close in the second half of 2026, subject to customary regulatory approvals.
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
Depreciation and amortization expense consists of depreciation and amortization expenses related to merchant relationships, trademarks and trade names, residual commission buyouts, equipment under lease, leasehold improvements, other intangible assets, and property and equipment. We depreciate and amortize our assets on a straight-line basis. Leasehold improvements are depreciated over the lesser of the estimated life of the leasehold improvement or the remaining lease term. Maintenance and repairs, which do not extend the useful life of the respective assets, are charged to expense as incurred. Intangible assets are amortized on a straight-line basis over their estimated useful lives which range from two years to twenty years.
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
•the noncontrolling interests in certain subsidiaries of Global Blue Group Holding AG (“Global Blue”); and
•the income allocated to third-party shareholders of Vectron common stock prior to the execution of the DPLTA.
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
Comparison of Results for the Three Months Ended June 30, 2026 and 2025
The following table sets forth the condensed consolidated statements of operations for the periods presented:

	Three Months Ended June 30,
(in millions)	2026	2025	$ change
Payments-based revenue	$1,073	$868	$205
TFS revenue	117	—	117
Subscription and other revenue	105	98	7
Gross revenue	1,295	966	329
Network fees	(671)	(553)	(118)
Other costs of sales (exclusive of certain depreciation and amortization expense shown separately below)	(178)	(121)	(57)
General and administrative expenses	(231)	(131)	(100)
Revaluation of contingent liabilities	—	1	(1)
Depreciation and amortization expense (a)	(94)	(57)	(37)
Professional expenses	(15)	(15)	—
Advertising and marketing expenses	(11)	(7)	(4)
Income from operations	95	83	12
Loss on extinguishment of debt	—	(3)	3
Interest income	3	19	(16)
Other income (expense), net	2	(3)	5
Gain on investments in securities	2	—	2
Change in TRA liability	—	(1)	1
Interest expense	(65)	(39)	(26)
Income before income taxes	37	56	(19)
Income tax expense	(13)	(15)	2
Net income	24	41	(17)
Less: Net income attributable to noncontrolling interests	(2)	(7)	5
Net income attributable to Shift4 Payments, Inc.	$22	$34	$(12)
(a)Depreciation and amortization expense includes depreciation of equipment under lease of $26 million and $17 million for the three months ended June 30, 2026 and 2025, respectively.

Results of Operations
Three months ended June 30, 2026 compared to three months ended June 30, 2025
Revenues (in millions of $USD)
Gross revenue increased by $329 million, or 34%. Gross revenue is comprised of payments-based revenue, TFS revenue, and subscription and other revenue.
Payments-based revenue increased by $205 million, or 24%, primarily due to:
•The increase in volume of $11 billion, or 22%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, and;
•our recent acquisitions.
TFS revenue increased by $117 million. TFS revenue is the result of the acquisition of Global Blue in the third quarter of 2025.
Subscription and other revenue increased by $7 million, or 7%. The increase in subscription and other revenue was primarily driven by the impact of recent acquisitions.
Cost of Sales

	Three Months Ended June 30,
(in millions)	2026	2025	$ Change
Network fees	$(671)	$(553)	$(118)
The 21% increase in network fees was primarily due to the increase in payments-based revenue.
Gross revenue less network fees increased by $211 million, or 51%, primarily due to the impact of recent acquisitions, the increase in volume, and higher Subscription and other revenue. See Key Performance Indicators and Non-GAAP Measures for a discussion and reconciliation of gross revenue less network fees.

	Three Months Ended June 30,
(in millions)	2026	2025	$ Change
Other costs of sales (exclusive of certain depreciation and amortization expense)	$(178)	$(121)	$(57)
The increase in other costs of sales was primarily driven by our recent acquisitions and incremental residual commissions associated with revenue growth.

Operating Expenses

	Three Months Ended June 30,
(in millions)	2026	2025	$ Change
General and administrative expenses	$(231)	$(131)	$(100)
The increase in general and administrative expenses was primarily due to expenses associated with our growth, which includes the impact of our recent acquisitions.

	Three Months Ended June 30,
(in millions)	2026	2025	$ Change
Depreciation and amortization expense	$(94)	$(57)	$(37)
The increase in depreciation and amortization expense was primarily due to the amortization of intangible assets recognized in connection with recent acquisitions, and increased depreciation of equipment under lease associated with our growth.
Non-Operating Income & Expenses

	Three Months Ended June 30,
(in millions)	2026	2025	$ Change
Interest income	$3	$19	$(16)
The decrease in interest income was primarily due to a decrease in our average interest-earning cash balance.

	Three Months Ended June 30,
(in millions)	2026	2025	$ Change
Interest expense	$(65)	$(39)	$(26)
The increase in interest expense was primarily due to new debt issuances in 2025 related to the acquisition of Global Blue.

	Three Months Ended June 30,
(in millions)	2026	2025	$ Change
Income tax expense	$(13)	$(15)	$2
The effective tax rate for the three months ended June 30, 2026 was approximately 34%, compared to the effective tax rate for the three months ended June 30, 2025 of approximately 26%. The effective tax rate for the three months ended June 30, 2026 was different than the U.S. federal statutory income tax rate of 21% primarily due to the mix of income and valuation allowances in various jurisdictions.

Comparison of Results for the Six Months Ended June 30, 2026 and 2025
The following table sets forth the consolidated statements of operations for the periods presented:

	Six Months Ended June 30,
(in millions)	2026	2025	$ change
Payments-based revenue	$1,990	$1,624	$366
TFS revenue	219	—	219
Subscription and other revenue	207	190	17
Gross revenue	2,416	1,814	602
Network fees	(1,243)	(1,032)	(211)
Other costs of sales (exclusive of certain depreciation and amortization expense shown separately below)	(335)	(233)	(102)
General and administrative expenses	(447)	(284)	(163)
Revaluation of contingent liabilities	—	4	(4)
Depreciation and amortization expense (a)	(188)	(113)	(75)
Professional expenses	(36)	(34)	(2)
Advertising and marketing expenses	(22)	(14)	(8)
Income from operations	145	108	37
Loss on extinguishment of debt	—	(3)	3
Interest income	8	32	(24)
Other expense, net	—	(4)	4
Gain on investments in securities	2	—	2
Change in TRA liability	—	2	(2)
Interest expense	(130)	(68)	(62)
Income before income taxes	25	67	(42)
Income tax benefit (expense)	11	(6)	17
Net income	36	61	(25)
Less: Net (income) loss attributable to non-redeemable noncontrolling interests	1	(10)	11
Net income attributable to Shift4 Payments, Inc.	$37	$51	$(14)
(a)Depreciation and amortization expense includes depreciation of equipment under lease of $48 million and $33 million for the six months ended June 30, 2026 and 2025, respectively.
Results of Operations
Six months ended June 30, 2026 compared to six months ended June 30, 2025
Revenues (in millions of $USD)

Gross revenue increased by $602 million, or 33%. Gross revenue is comprised of payments-based revenue, TFS revenue, and subscription and other revenue.
Payments-based revenue increased by $366 million, or 23%, primarily due to:
•The increase in volume of $22 billion, or 23%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, and;
•our recent acquisitions.
TFS revenue increased by $219 million. TFS revenue is the result of the acquisition of Global Blue in the third quarter of 2025.
Subscription and other revenue increased by $17 million, or 9%. The increase in subscription and other revenue was primarily driven by the impact of recent acquisitions as well as higher SaaS revenue associated with our technology solutions.
Cost of Sales

	Six Months Ended June 30,
(in millions)	2026	2025	$ Change
Network fees	$(1,243)	$(1,032)	$(211)
The 20% increase in network fees was primarily due to the increase in payments-based revenue.
Gross revenue less network fees increased by $391 million, or 50%, primarily due to the impact of recent acquisitions, the increase in volume, and higher Subscription and other revenue. See Key Performance Indicators and Non-GAAP Measures for a discussion and reconciliation of gross revenue less network fees.

	Six Months Ended June 30,
(in millions)	2026	2025	$ Change
Other costs of sales (exclusive of certain depreciation and amortization expense)	$(335)	$(233)	$(102)
The increase in other costs of sales was primarily driven by our recent acquisitions and incremental residual commissions associated with revenue growth.
Operating Expenses

	Six Months Ended June 30,
(in millions)	2026	2025	$ Change
General and administrative expenses	$(447)	$(284)	$(163)
The increase in general and administrative expenses was primarily due to expenses associated with our growth, which includes the impact of our recent acquisitions.

	Six Months Ended June 30,
(in millions)	2026	2025	$ Change
Depreciation and amortization expense	$(188)	$(113)	$(75)
The increase in depreciation and amortization expense was primarily due to the amortization of intangible assets recognized in connection with recent acquisitions, and increased depreciation of equipment under lease associated with our growth.

	Six Months Ended June 30,
(in millions)	2026	2025	$ Change
Advertising and marketing expenses	$(22)	$(14)	$(8)
The increase in advertising and marketing expenses was primarily due to incremental brand awareness costs.

	Six Months Ended June 30,
(in millions)	2026	2025	$ Change
Interest income	$8	$32	$(24)
The decrease in interest income was primarily due to a decrease in our average interest-earning cash balance.

	Six Months Ended June 30,
(in millions)	2026	2025	$ Change
Interest expense	$(130)	$(68)	$(62)
The increase in interest expense was primarily due to new debt issuances in 2025 related to the acquisition of Global Blue.

	Six Months Ended June 30,
(in millions)	2026	2025	$ Change
Income tax benefit (expense)	$11	$(6)	$17
The effective tax rate for the six months ended June 30, 2026 was approximately (42)%, compared to the effective tax rate for the six months ended June 30, 2025 of approximately 10%. The income tax benefit for the six months ended June 30, 2026 was primarily due to a discrete tax benefit resulting from the Simplification Transactions and the mix of income and valuation allowances in various jurisdictions.
Key Performance Indicators and Non-GAAP Measures
The following table sets forth our key performance indicators and non-GAAP measures for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Volume (in billions)	$61	$50	$117	$95

Gross revenue less network fees (in millions)	$624	$413	$1,173	$782
EBITDA (in millions)	$238	$164	$421	$276
Adjusted EBITDA (in millions)	$284	$205	$518	$373
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

Adjusted EBITDA is the primary financial performance measure used by management to evaluate its business and monitor results of operations. Adjusted EBITDA represents EBITDA further adjusted for certain non-cash and other nonrecurring items that management believes are not indicative of ongoing operations. These adjustments include acquisition, restructuring and integration costs, revaluation of contingent liabilities, loss on extinguishment of debt, change in TRA liability, equity-based compensation expense, and foreign exchange and other nonrecurring items. The financial impact of certain elements of these activities is often significant to our overall financial performance and can adversely affect the comparability of our operating results and investors’ ability to analyze the business from period to period.
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
Gross revenue less network fees:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Gross revenue	$1,295	$966	$2,416	$1,814
Less: Network fees	(671)	(553)	(1,243)	(1,032)
Less: Other costs of sales (exclusive of depreciation of equipment under lease)	(178)	(121)	(335)	(233)
Less: Depreciation of equipment under lease	(26)	(17)	(48)	(33)
Gross profit (a)	$420	$275	$790	$516

Gross profit (a)	$420	$275	$790	$516
Add back: Other costs of sales	178	121	335	233
Add back: Depreciation of equipment under lease	26	17	48	33
Gross revenue less network fees	$624	$413	$1,173	$782
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

EBITDA and Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net income	$24	$41	$36	$61
Interest expense	65	39	130	68
Interest income	(3)	(19)	(8)	(32)
Income tax benefit	13	15	(11)	6
Depreciation and amortization	139	88	274	173
EBITDA	238	164	421	276
Acquisition, restructuring and integration costs (a)	15	11	38	38
Revaluation of contingent liabilities (b)	—	(1)	—	(4)
Loss on extinguishment of debt	—	3	—	3
Gain on investments in securities	(2)	—	(2)	—
Change in TRA liability (c)	—	1	—	(2)
Equity-based compensation (d)	31	15	48	42
Foreign exchange and other nonrecurring items (e)	2	12	13	20
Adjusted EBITDA	$284	$205	$518	$373
(a)For the three months ended June 30, 2026, consisted of $13 million of restructuring, integration and other costs and $2 million of acquisition-related professional costs. For the six months ended June 30, 2026, consisted of $30 million of restructuring, integration and other costs and $8 million of acquisition-related professional costs. For the three months ended June 30, 2025, consisted of $6 million of acquisition-related professional costs and $5 million of restructuring, integration and other costs. For the six months ended June 30, 2025, consisted of $20 million of acquisition-related professional costs and $18 million of restructuring, integration and other costs.
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
(e)For the three months ended June 30, 2026, consisted of $3 million of expenses related to non-routine matters and $1 million of expenses related to the non-routine upgrade of our IT systems, partially offset by $2 million of foreign exchange-related gains. For the six months ended June 30, 2026, consisted of $9 million of expenses related to non-routine matters and $4 million of expenses related to the non-routine upgrade of our IT systems. For the three months ended June 30, 2025, consisted of $7 million of expenses related to non-routine matters, $3 million of expenses related to the non-routine upgrade of our IT systems, and $2 million of foreign exchange-related losses. For the six months ended June 30, 2025, consisted of $10 million of expenses related to non-routine matters, $6 million of expenses related to the non-routine upgrade of our IT systems, and $4 million of foreign exchange-related losses.
Liquidity and Capital Resources
Overview
We have historically sourced our liquidity requirements primarily with cash flows from operations and, when needed, with debt or equity financing. The principal uses for liquidity have been acquisitions, capital expenditures, share repurchases and debt service. As of June 30, 2026, our cash and cash equivalents balance was $356 million. In addition, “Settlement assets” include $405 million of cash that will be used to settle merchant liabilities. The cash included within Settlement assets is typically paid to merchants within a few days of receipt in order to settle related liabilities.
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

The following table sets forth summary cash flow information for the periods presented:

	Six Months Ended June 30,
(in millions)	2026	2025
Net cash provided by operating activities	$197	$238
Net cash used in investing activities	(89)	(132)
Net cash provided by (used in) financing activities	(518)	1,626
Effect of exchange rate changes on cash and cash equivalents	(14)	82
Net increase (decrease) in cash and cash equivalents	$(424)	$1,814
Operating activities
Net cash provided by operating activities consists of net income adjusted for certain non-cash items and changes in other assets and liabilities.
For the six months ended June 30, 2026, net cash provided by operating activities of $197 million was primarily a result of net income of $36 million, adjusted for non-cash depreciation and amortization of $274 million, equity-based compensation of $47 million, and provision for bad debts of $13 million, partially offset by deferred income taxes of $(21) million and an impact from working capital items of $(152) million.
For the six months ended June 30, 2025, net cash provided by operating activities of $238 million was primarily a result of net income of $61 million, adjusted for non-cash depreciation and amortization of $173 million, equity-based compensation of $41 million, amortization of capitalized financing costs, net of premium accretion of $9 million, and provision for bad debts of $6 million, partially offset by deferred income taxes of $(21) million and an impact from working capital items of $(32) million.
Investing activities
Net cash used in investing activities includes cash paid for acquisitions, deposits made with our sponsor bank under our Settlement Line Credit Agreement (the “Settlement Line Agreement”), residual commission buyouts, purchases of equipment to be leased, purchases of property and equipment, purchases of intangible assets, investments in securities, and capitalized software development costs.
Net cash used in investing activities was $89 million for the six months ended June 30, 2026, a decrease of $43 million compared to net cash used in investing activities of $132 million for the six months ended June 30, 2025. This decrease was primarily the result of $185 million of settlement cash acquired from Bambora in March 2026 and a $10 million decrease in deposits made with our sponsor bank, partially offset by a $110 million increase in net cash paid for acquisitions (excluding settlement cash), a $23 million increase in capitalized software development costs, and a $10 million increase in acquisitions of property and equipment.
Financing activities
Net cash used in financing activities was $518 million for the six months ended June 30, 2026, an increase of $2,144 million compared to net cash provided by financing activities of $1,626 million for the six months ended June 30, 2025. This increase was primarily due to $2.3 billion of gross proceeds received from debt and equity issuances in 2025, a $173 million increase in payments for the repurchase of common stock, a $122 million increase in distributions to noncontrolling interests, and a $31 million increase in preferred dividends paid, partially offset by the $450 million repayment of our 2026 Senior Notes in 2025 and a $42 million decrease in deferred financing costs.
Settlement assets includes both cash and receivables from card networks. From period to period, the mix of cash and receivables included in Settlement assets may change, driving increases or decreases in financing cash flow.
Debt
As of June 30, 2026, we had $4,549 million total principal amount of debt outstanding, including $633 million of 2027 Convertible Notes, $1,650 million of 2032 Senior Notes, $1,271 million of 2033 Euro Notes, and $995 million of principal outstanding on the Term Loan Facility.
As of December 31, 2025, we had $4,589 million total principal amount of debt outstanding, including $633 million of 2027 Convertible Notes, $1,650 million of 2032 Senior Notes, $1,309 million of 2033 Euro Notes, and $997 million of principal outstanding on the Term Loan Facility.

Credit Facilities
As of June 30, 2026, there were no borrowings outstanding under the Revolving Credit Facility, and the borrowing capacity on the Revolving Credit Facility was $550 million.
Settlement Line Agreement
We have a Settlement Line Agreement with an aggregate available amount of up to $125 million. As of June 30, 2026, borrowings against the Settlement Line amounted to $106 million which have been deposited in an account owned and controlled by Citizens. The deposit and borrowing have been netted on our unaudited Condensed Consolidated Balance Sheets because a right of offset exists and the parties intend to net settle.
Covenants
We expect to be in compliance with all financial covenants for at least 12 months following the issuance of this Quarterly Report.
Stock repurchases
In November 2025, the Board authorized a new stock repurchase program, replacing the prior program, pursuant to which we are authorized to repurchase up to $1.0 billion of shares of our Class A common stock through December 31, 2026. During the six months ended June 30, 2026, we repurchased 6,137,541 shares of Class A common stock for $320 million, including commissions, at an average price of $52.17 per share. As of June 30, 2026, $375 million remained available for stock repurchases.
Cash Requirements
We believe that our cash and cash equivalents and future cash flow from operations will be sufficient to fund our operating expenses, interest payments, and capital expenditure requirements for at least the next twelve months and into the foreseeable future based on our current operating plan. Our material cash requirements include the following contractual obligations:
Debt
As of June 30, 2026, we had $4,549 million of debt principal outstanding, with $10 million payable within twelve months, and future interest payments, at current interest rates, associated with the outstanding debt totaled $1,556 million, with $242 million payable within twelve months.
Preferred Stock Obligations
As of June 30, 2026, we had 10,423,296 shares of our Preferred Stock outstanding, with an aggregate liquidation preference of approximately $1.0 billion. Dividends on the Preferred Stock are cumulative and accrue at an annual rate of 6.00% on the liquidation preference, payable quarterly in arrears, when and if declared by our Board. Subject to declaration, expected cash dividend payments on the preferred stock total $63 million over the next twelve months.
Contingent Liabilities
As of June 30, 2026, the fair value of contingent liabilities to potentially be paid out in cash was $13 million, with $9 million payable within twelve months. As of June 30, 2026, the maximum amount of contingent liabilities to potentially be paid out in cash was $22 million, with $13 million payable within twelve months.
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
Debt and Interest Expense Risk
As of June 30, 2026, we had $3,554 million of fixed rate principal debt outstanding pursuant to the Notes with a fair value of $3,502 million. Since these Notes bear interest at fixed rates, they do not result in any financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates when interest rates change.
We also have a Revolving Credit Facility and Term Loan Facility available to us. We are obligated to pay interest on loans under the Revolving Credit Facility and Term Loan Facility, as well as other customary fees, including an unused commitment fee. Borrowings under the Credit Facilities bear interest at floating rates. As a result, we are exposed to the risk related to fluctuations in interest rates to the extent of our borrowings. As of June 30, 2026 and December 31, 2025, we had no amounts outstanding under the Revolving Credit Facility. As of June 30, 2026, we had $995 million outstanding under the Term Loan Facility. If the applicable SOFR rate were to increase or decrease by 25 basis points, our annualized interest expense would increase or decrease by approximately $2 million, respectively.
See “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report and Note 5 - Debt to the accompanying unaudited condensed consolidated financial statements for more information.
Foreign Currency Risk
Economic Exposure
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies and this revenue could be materially affected by currency fluctuations. Approximately 26% and 13% of our revenue was denominated in currencies other than the U.S. dollar for the three months ended June 30, 2026 and 2025, respectively. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions generally results in increased revenues, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenues, operating expenses and income from operations will generally decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.
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
Foreign currency transaction gains and losses are recorded in “Other income (expense), net” in the unaudited Condensed Consolidated Statements of Operations. We recognized net foreign currency transaction gains (losses) of approximately $2 million and ($2 million) for the three months ended June 30, 2026 and 2025, respectively.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Not applicable.
(b)Not applicable.
(c)The following discloses our share repurchase activity for the three months ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in millions)
April 1, 2026 through April 30, 2026	—	$—	—	$400
May 1, 2026 through May 31, 2026	—	$—	—	$400
June 1, 2026 through June 30, 2026	652,300	$38.32	652,300	$375
Total	652,300
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
On June 14, 2026, Nancy Disman, a member of our Board, entered into a new trading plan pursuant to Rule 10b5-1 of the Exchange Act. Ms. Disman’s Rule 10b5-1 trading plan provides for the sale from time to time of an aggregate of 40,000 shares of our Class A common stock. Ms. Disman’s Rule 10b5-1 trading plan becomes effective on September 16, 2026 and expires on September 16, 2027, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c).

Other than as described above, during the three months ended June 30, 2026, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K, except for the following:
ITEM 6. EXHIBITS
The following is a list of exhibits filed as part of this Quarterly Report.
INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Second Amended and Restated Certificate of Incorporation of Shift4 Payments, Inc.	8-K	001-39313	3.1	6/17/2026

3.2	Amended and Restated By-Laws of Shift4 Payments, Inc.	S-8	333-239042	4.2	6/9/2020

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock.	S-1/A	333-238307	4.1	6/1/2020

4.2	Indenture, dated as of July 26, 2021, between Shift4 Payments, Inc. and U.S. Bank National Association, as trustee (and Form of Global Note).	8-K	001-39313	4.1	7/26/2021

4.3	Indenture, by and among Shift4 Payments, LLC, Shift4 Payments Finance Sub, Inc., the subsidiary guarantors named on the signature pages thereto and U.S. Bank Trust Company, National Association, as trustee, dated August 15, 2024 (and Form of Note).	8-K	001-39313	4.1	8/15/2024

4.4	Indenture, dated as of May 16, 2025, among the Issuers, the subsidiary guarantors named on the signature pages thereto and U.S. Bank Trust Company, National Association, as trustee, and U.S. Bank Europe DAC, UK Branch, as registrar, transfer agent and paying agent.	8-K	001-39313	4.3	5/16/2025

4.5	Form of 6.00% Series A Mandatory Convertible Preferred Stock (included in Exhibit 3.3)	8-K	001-39313	4.1	5/5/2025

10.1	Amendment No. 4 to Second Amended and Restated First Lien Credit Agreement, dated as of July 8, 2026, by and among Shift 4, LLC, the Subsidiary Guarantors, the lenders and other financial institutions party thereto, and Goldman Sachs Bank USA, as Administrative Agent	8-K	001-39313	10.1	7/13/2026

10.2	Shift4 Payments, Inc. 2026 Employee Stock Purchase Plan	8-K	001-39313	10.1	6/17/2026

31.1	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*

104	Cover Page Interactive Data File (formatting as Inline XBRL and contained in Exhibit 101).					*

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Shift4 Payments, Inc.

		By:	/s/ Taylor Lauber
Taylor Lauber
Date:	August 6, 2026		Chief Executive Officer (principal executive officer)

		By:	/s/ Christopher N. Cruz
Christopher N. Cruz
Date:	August 6, 2026		Chief Financial Officer (principal financial officer and principal accounting officer)