Form 10-Q
period 2026-09-30
Shift4 Payments, Inc.
filed 2026-11-05
CIK 1794669

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
__________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Yes ☐ No ☒
As of October 31, 2026, there were 74,943,944 shares outstanding of the registrant’s Class A common stock, $0.0001 par value per share.

SHIFT4 PAYMENTS, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Quarterly Report”) contains forward-looking statements. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact contained in this Quarterly Report, including, without limitation, statements relating to our position as a leader within our industry, our future results of operations and financial position, business strategy and plans, the anticipated benefits of and costs associated with recent acquisitions and the timing of pending acquisitions, objectives of management for future operations and activities, including, among others, statements regarding expected growth, international expansion, future capital expenditures, debt covenant compliance, financing activities, debt service obligations, the Simplification Transactions, the Company Benefits, and the timing of any of the foregoing, are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)(in millions of $USD, except share and per share amounts)

	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$1,242	$964
Settlement assets	720	350
Accounts receivable, net of allowances	740	742
Prepaid expenses and other current assets	127	125
Total current assets	2,829	2,181
Noncurrent assets
Equipment for lease, net	265	233
Property and equipment, net	42	42
Right-of-use assets	55	67
Goodwill	2,739	2,704
Capitalized customer acquisition costs, net	109	89
Other intangible assets, net	2,764	2,921
Deferred tax assets	589	391
Other noncurrent assets	78	85
Total assets	$9,470	$8,713

Liabilities and Stockholders' Equity
Current liabilities
Current portion of debt	$650	$10
Settlement liabilities	710	343
Accounts payable	648	679
Accrued expenses and other current liabilities	270	242
Current portion of TRA liability	14	23
Current lease liabilities	16	17
Total current liabilities	2,308	1,314
Noncurrent liabilities
Long-term debt	4,833	4,536
Noncurrent portion of TRA liability	213	346
Deferred tax liabilities	458	471
Noncurrent lease liabilities	41	53
Other noncurrent liabilities	37	36
Total liabilities	7,890	6,756

Redeemable noncontrolling interests	5	10

Stockholders' equity
Series A Mandatory Convertible Preferred Stock, $0.0001 par value, 20,000,000 shares authorized, 10,253,296 and 10,000,000 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively.	—	—
Common stock, $0.0001 par value:
Class A - 300,000,000 shares authorized, 74,864,056 and 63,666,837 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively.	—	—
Class B - 60,795,011 shares authorized, no and 19,801,028 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively.	—	—
Class C - 100,000,000 shares authorized, no and 1,123,309 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively.	—	—
Additional paid-in capital - common stock	1,212	889
Additional paid-in capital - preferred stock	988	973
Accumulated other comprehensive income (loss)	(57)	47
Retained deficit	(690)	(467)
Total stockholders' equity attributable to Shift4 Payments, Inc.	1,453	1,442
Non-redeemable noncontrolling interests	122	505
Total stockholders' equity	1,575	1,947
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$9,470	$8,713
See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (in millions of $USD, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Gross revenue	$1,319	$1,177	$3,735	$2,991
Cost of sales (exclusive of certain depreciation and amortization expense shown separately below)	(860)	(748)	(2,438)	(2,013)
General and administrative expenses	(216)	(189)	(663)	(473)
Revaluation of contingent liabilities	1	3	1	7
Depreciation and amortization expense (a)	(83)	(86)	(271)	(199)
Professional expenses	(19)	(35)	(55)	(69)
Advertising and marketing expenses	(12)	(7)	(34)	(21)
Income from operations	130	115	275	223
Loss on extinguishment of debt	—	(9)	—	(12)
Interest income	12	17	20	49
Other income (expense), net	3	(1)	3	(5)
Gain on investments in securities	—	—	2	—
Change in TRA liability	(1)	—	(1)	2
Interest expense	(78)	(61)	(208)	(129)
Income before income taxes	66	61	91	128
Income tax expense	(26)	(28)	(15)	(34)
Net income	40	33	76	94
Less: Net income attributable to noncontrolling interests	(2)	(5)	(1)	(15)
Net income attributable to Shift4 Payments, Inc.	38	28	75	79
Less: Preferred dividends	(16)	(15)	(47)	(25)
Net income attributable to common stockholders	$22	$13	$28	$54

Net income per share attributable to Class A and Class C common stockholders (b)
Basic	$0.38	$0.19	$0.46	$0.78
Diluted	$0.37	$0.17	$0.46	$0.70

Weighted average Class A and Class C common shares outstanding (b)
Basic	77,512,381	68,561,823	76,825,680	68,503,198
Diluted	78,213,540	90,682,921	77,498,364	90,874,987
See accompanying notes to unaudited condensed consolidated financial statements.
(a)Depreciation and amortization expense includes depreciation of equipment under lease of $25 million and $73 million for the three and nine months ended September 30, 2026, respectively, and $20 million and $53 million for the three and nine months ended September 30, 2025, respectively.
(b)Prior to fiscal year 2026, the Company presented basic and diluted net income per share separately for Class A and Class C common stock. In the current period, the Company elected to present a single net income per share amount for these classes as they have identical economic rights. Prior period amounts have been conformed to the current presentation.
SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (in millions of $USD)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$40	$33	$76	$94
Other comprehensive income (loss)
Unrealized gain (loss) on foreign currency translation adjustment	(8)	(21)	(94)	97
Comprehensive income (loss)	32	12	(18)	191
Less: Comprehensive income attributable to noncontrolling interests	(2)	—	(11)	(37)
Comprehensive income (loss) attributable to Shift4 Payments, Inc.	$30	$12	$(29)	$154
See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited) (in millions of $USD, except share amounts)

	Shares				Additional Paid-In Capital - Common Stock	Additional Paid-In Capital - Preferred Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Redeemable Noncontrolling Interests	Total Equity
	Series A Mandatory Convertible Preferred Stock	Class A Common Stock	Class B Common Stock	Class C Common Stock
Balances at December 31, 2025	10,000,000	63,666,837	19,801,028	1,123,309	$889	$973	(467)	47	505	$1,947
Net income	—	—	—	—	—	—	15	—	(3)	12
Dividends accrued on Preferred Stock and redeemable noncontrolling interests	—	—	—	—	—	—	(16)	—	—	(16)
Repurchases and retirement of Class A common stock, including excise tax	—	(5,485,241)	—	—	(101)	—	(176)	—	(20)	(297)
Simplification Transactions	423,296	20,924,337	(19,801,028)	(1,123,309)	500	32	—	—	(231)	301
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(141)	(141)
Equity-based compensation	—	—	—	—	16	—	—	—	—	16
Vesting of restricted stock units, net of tax withholding	—	222,879	—	—	(7)	—	—	—	—	(7)
Effect of foreign currency translation on noncontrolling interests	—	—	—	—	—	—	—	—	(3)	(3)
Other comprehensive loss	—	—	—	—	—	—	—	(52)	10	(42)
Balances at March 31, 2026	10,423,296	79,328,812	—	—	1,297	1,005	(644)	(5)	117	1,770
Net income	—	—	—	—	—	—	22	—	2	24
Acquisition of Vectron common stock	—	—	—	—	(2)	—	—	—	—	(2)
Effect of foreign currency translation on noncontrolling interests	—	—	—	—	—	—	—	—	(2)	(2)
Dividends accrued on Preferred Stock and redeemable noncontrolling interests	—	—	—	—	—	—	(15)	—	—	(15)
Repurchases and retirement of Class A common stock, including excise tax	—	(652,300)	—	—	(14)	—	(11)	—	—	(25)
Equity-based compensation	—	—	—	—	31	—	—	—	—	31
Vesting of restricted stock units, net of tax withholding	—	282,815	—	—	(2)	—	—	—	—	(2)
Other comprehensive loss	—	—	—	—	—	—	—	(44)	—	(44)
Balances at June 30, 2026	10,423,296	78,959,327	—	—	1,310	1,005	(648)	(49)	117	1,735
Net income	—	—	—	—	—	—	38	—	2	40
Effect of foreign currency translation on noncontrolling interests	—	—	—	—	—	—	—	—	3	3
Dividends accrued on Preferred Stock and redeemable noncontrolling interests	—	—	—	—	—	—	(16)	—	—	(16)
Repurchases and retirement of common stock, including excise tax	—	(4,166,154)	—	—	(116)	—	(71)		—	(187)
Repurchases and retirement of Preferred Stock	(170,000)	—	—	—	—	(17)	7	—	—	(10)
Equity-based compensation	—	—	—	—	19	—	—	—	—	19
Vesting of restricted stock units, net of tax withholding	—	70,883	—	—	(1)	—	—	—	—	(1)
Other comprehensive loss	—	—	—	—	—	—	—	(8)	—	(8)
Balances at September 30, 2026	10,253,296	74,864,056	—	—	$1,212	$988	$(690)	$(57)	$122	$1,575

	Shares				Additional Paid-In Capital - Common Stock	Additional Paid-In Capital - Preferred Stock	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Non-Redeemable Noncontrolling Interests	Total Equity
	Series A Mandatory Convertible Preferred Stock	Class A Common Stock	Class B Common Stock	Class C Common Stock
Balances at December 31, 2024	—	67,737,305	19,801,028	1,519,826	$1,063	$—	$(228)	$(28)	$211	$1,018
Net income	—	—	—	—	—	—	17	—	3	20
Repurchases and retirement of Class A common stock	—	(686,177)	—	—	(3)	—	(48)	—	(12)	(63)
Exchange of shares held by Rook	—	160,043	—	(160,043)	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	26	—	—	—	—	26
Vesting of restricted stock units, net of tax withholding	—	259,815	—	(12,410)	(19)	—	—	—	—	(19)
Effect of foreign currency translation on noncontrolling interest	—	—	—	—	—	—	—	—	1	1
Other comprehensive income	—	—	—	—	—	—	—	25	8	33
Balances at March 31, 2025	—	67,470,986	19,801,028	1,347,373	1,067	—	(259)	(3)	211	1,016
Net income	—	—	—	—	—	—	34	—	7	41
Reclassification from stockholders’ equity to mezzanine equity for Vectron noncontrolling interest	—	—	—	—	—	—	(1)	—	(25)	(26)
Issuance of Preferred Stock, net of issuance costs	10,000,000	—	—	—	(220)	973	—	—	220	973
Dividends accrued on Preferred Stock	—	—	—	—	—	—	(10)	—	—	(10)
Repurchases and retirement of Class A common stock	—	(1,148,718)	—	—	(10)	—	(60)	—	(15)	(85)
Exchange of shares held by Rook	—	8,466	—	(8,466)	—	—	—	—	—	—
Distributions to non-redeemable noncontrolling interests	—	—	—	—	—	—	—	—	(19)	(19)
Equity-based compensation	—	—	—	—	15	—	—	—	—	15
Vesting of restricted stock units, net of tax withholding	—	45,494	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	66	19	85
Balances at June 30, 2025	10,000,000	66,376,228	19,801,028	1,338,907	852	973	(296)	63	398	1,990
Net income	—	—	—	—	—	—	28	—	5	33
Noncontrolling interests recognized upon Global Blue acquisition	—	—	—	—	—	—	—	—	164	164
Global Blue shares purchased through squeeze-out merger	—	—	—	—	—	—	—	—	(47)	(47)
Issuance of Class A common stock	—	912,494	—	—	69	—	—	—	19	88
Dividends accrued on Preferred Stock and redeemable noncontrolling interests	—	—	—	—	—	—	(15)	—	—	(15)
Exchange of shares held by Rook	—	85,341	—	(85,341)	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	16	—	—	—	—	16
Vesting of restricted stock units, net of tax withholding	—	77,921	—	—	(4)	—	—	—	—	(4)
Other comprehensive loss	—	—	—	—	—	—	—	(16)	(5)	(21)
Balances at September 30, 2025	10,000,000	67,451,984	19,801,028	1,253,566	$933	$973	$(283)	$47	$534	$2,204

See accompanying notes to unaudited condensed consolidated financial statements.

SHIFT4 PAYMENTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in millions of $USD)

	Nine Months Ended September 30,
	2026	2025
Operating activities
Net income	$76	$94
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	403	298
Equity-based compensation expense	66	57
Revaluation of contingent liabilities	(1)	(7)
Gain on investments in securities	(2)	—
Change in TRA liability	1	(2)
Amortization of capitalized financing costs, net of premium accretion	8	12
Loss on extinguishment of debt	—	12
Provision for bad debts	21	8
Deferred income taxes	(49)	(7)
Unrealized foreign exchange losses (gains)	(7)	5
Change in operating assets and liabilities
Accounts receivable	(13)	(7)
Prepaid expenses and other assets	(2)	1
Capitalized customer acquisition costs	(56)	(41)
Accounts payable	(35)	—
Accrued expenses and other liabilities	10	(12)
Payments on contingent liabilities in excess of initial fair value	(2)	(1)
Net cash provided by operating activities	418	410

Investing activities
Acquisitions, net of cash acquired (a)	42	(2,568)
Acquisition of equipment to be leased	(96)	(89)
Capitalized software development costs	(90)	(68)
Acquisition of property and equipment	(17)	(9)
Deposits with sponsor bank, net	(13)	(27)
Residual commission buyouts	(4)	(20)
Proceeds from sale of investments in securities	4	3
Investments in securities	—	(3)
Net cash used in investing activities	(174)	(2,781)

Financing activities
Proceeds from long-term debt	990	2,313
Proceeds from preferred stock	—	1,000
Repayment of debt	(7)	(450)
Deferred financing costs	(12)	(73)
Settlement line of credit	13	27
Settlement activity, net	(13)	(58)
Proceeds from common stock	—	88
Acquisition of noncontrolling interests	(6)	(47)
Repurchases of Class A common stock	(511)	(148)
Repurchase of preferred stock	(10)	—
Payments for withholding tax related to vesting of restricted stock units	(11)	(23)
Payments of preferred dividends	(46)	(15)
Payments on contingent liabilities	(2)	(2)
Distributions to noncontrolling interests	(141)	(19)
TRA liability payments and other financing activities	(21)	(2)
Net cash provided by financing activities	223	2,591
Effect of exchange rate changes on cash	(14)	51
Net increase in cash	453	271

Cash, beginning of period	1,185	1,439
Cash, end of period	$1,638	$1,710
See accompanying notes to unaudited condensed consolidated financial statements.
(a)Includes $185 million of settlement cash acquired from Bambora on March 2, 2026, resulting in a net cash inflow for the nine months ended September 30, 2026.

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
The assets and liabilities of Shift4 Payments, LLC represent substantially all of the consolidated assets and liabilities of Shift4 Payments, Inc. with the exception of certain cash balances, amounts payable under the Tax Receivable Agreement (“TRA”), $633 million of 2027 Convertible Notes, and 10,253,296 shares (representing approximately $1.0 billion initial liquidation preference) of Series A Mandatory Convertible Preferred Stock that are held by Shift4 Payments, Inc. directly. As of September 30, 2026 and December 31, 2025, $3 million and $133 million of cash, respectively, was directly held by Shift4 Payments, Inc. As of September 30, 2026 and December 31, 2025, the TRA liability was $227 million and $369 million, respectively.
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
Significant Accounting Policies
The Company’s significant accounting policies are discussed in the 2025 Form 10-K. There have been no significant changes to these policies which have had a material impact on the Company’s unaudited condensed consolidated financial statements and related notes during the nine months ended September 30, 2026.
Cash and Cash Equivalents
The following table provides a reconciliation between Cash and cash equivalents on the unaudited Condensed Consolidated Balance Sheets and cash on the unaudited Condensed Consolidated Statements of Cash Flows:

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$1,242	$964
Cash included in Settlement assets	396	221
Total cash on the unaudited Condensed Consolidated Statements of Cash Flows	$1,638	$1,185
Net Investment Hedge
The Company is exposed to foreign currency risk primarily from its net investment in foreign subsidiaries whose functional currencies are different from the U.S. dollar. To manage this exposure and mitigate the impact of foreign currency fluctuations on the Company’s condensed consolidated financial statements, the Company has designated its €1.1 billion (or $1.3 billion in U.S. dollars) of Euro-denominated 5.50% Senior Notes due 2033 as a net investment hedge in accordance with ASC 815, Derivatives and Hedging. This hedge is intended to offset changes in the carrying amount of the Company’s net investment in Global Blue attributable to foreign currency exchange rate movements. The change in the fair value of the 2033 Euro Notes attributable to changes in the spot foreign exchange rate is recorded in accumulated other comprehensive income to offset the translation adjustment arising from the hedged net investment in Global Blue. During the nine months ended September 30, 2026, the amount recorded to accumulated other comprehensive income related to its net investment hedge amounted to $43 million.
The Company assesses hedge effectiveness based on changes in the spot rate between the U.S. dollar and the Euro on the notional amount of the debt compared with changes in the spot rate applied to the carrying amount of the net investment. The hedging relationship has been deemed highly effective during all periods presented.
Accounts Receivable Factoring
The Company is party to factoring agreements to sell certain receivables to third-party financial institutions on a non-recourse basis. These transactions result in a derecognition in accounts receivable because the factoring agreement transfers effective control over the receivables, and related risk, to the buyer. The Company factored approximately $257 million of receivables during the nine months ended September 30, 2026.

Recent Accounting Pronouncements
Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which was clarified by ASU 2025-01 in January 2025. ASU 2024-03 requires disclosure, in a tabular note, of purchases of inventory, employee compensation, depreciation, and intangible asset amortization included in each relevant income statement expense caption, a qualitative description of the remaining amounts in those captions, and the total amount of selling expenses together with the Company’s definition of selling expenses. ASU 2024-03 does not change the presentation of the Consolidated Statements of Operations or the recognition or measurement of any expense.
The Company will adopt ASU 2024-03 for the year ending December 31, 2027 and for interim periods beginning January 1, 2028, and currently expects to apply it prospectively. The additional disclosures are expected to primarily affect “Other costs of sales”, “General and administrative expenses”, and “Depreciation and amortization expense”. The Company does not expect ASU 2024-03 to affect its results of operations, financial position or cash flows.
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
Disaggregated Revenue
The following table presents a disaggregation of the Company’s revenue from contracts with customers based on similar operational characteristics:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Payments-based revenue	$1,073	$928	$3,063	$2,552
TFS revenue	139	130	358	130
Subscription and other revenue	107	119	314	309
Total	$1,319	$1,177	$3,735	$2,991
Contract Liabilities
The Company charges merchants for various post-contract license support and service fees. These fees typically relate to a period of one year. The Company recognizes the revenue on a straight-line basis over its respective period. As of September 30, 2026 and December 31, 2025, the Company had deferred revenue of $9 million and $15 million, respectively, which is reflected within “Accrued expenses and other current liabilities” and “Other noncurrent liabilities” in the unaudited Condensed Consolidated Balance Sheets.

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
Bambora
On March 2, 2026, the Company completed the acquisition of Worldline’s North American subsidiaries (“Bambora”) for approximately $91 million in cash. Bambora serves over 140,000 merchants across the United States and Canada. Bambora’s gateway supports a mix of online and in-person payments across multiple specialized verticals. Total purchase consideration was as follows:

Cash	$91
Less: cash acquired (a)	(8)
Total purchase consideration, net of cash acquired	$83

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

Settlement assets (a)	$326
Accounts receivable	6
Prepaid expenses and other current assets	1
Goodwill (b)	32
Other intangible assets	67
Deferred tax assets	1
Accounts payable	(5)
Settlement liabilities	(326)
Accrued expenses and other current liabilities	(1)
Deferred tax liabilities	(18)
Net assets acquired	$83

(a) Includes settlement-related cash of $185 million, which is included within “Acquisitions, net of cash acquired” on the unaudited Condensed Consolidated Statements of Cash Flows.
(b) Goodwill is not deductible for tax purposes.
The following table provides further detail on other intangible assets acquired:

Merchant relationships	$64
Acquired technology	3
Other intangible assets	$67
The fair values of other intangible assets were estimated using inputs classified as Level 3 under the income approach using the multi-period excess earnings method for merchant relationships and the relief-from-royalty method for acquired technology. This transaction was not taxable for income tax purposes. Management’s estimates of fair value are primarily based upon assumptions related to projected revenues, and earnings before interest income, interest expense, income taxes, and depreciation and amortization (“EBITDA”) margins. The estimated lives of merchant relationships and acquired technology are fifteen and three years, respectively. The goodwill arising from the acquisition largely consisted of revenue synergies associated with a larger total addressable market.

4.Goodwill
The changes in the carrying amount of goodwill were as follows:

Balance at December 31, 2025	$2,704
Bambora acquisition	32
Effect of foreign currency translation, adjustments related to prior period acquisitions, and other	3
Balance at September 30, 2026	$2,739
5.Debt
The Company’s outstanding debt consisted of the following:

	Maturity	Effective Interest Rate	September 30, 2026	December 31, 2025
Convertible Senior Notes due 2027 ("2027 Convertible Notes")	August 1, 2027	0.90%	$633	$633
Term Loan B due 2032 ("Term Loan")	July 3, 2032	6.35%	1,990	997
6.750% Senior Notes due 2032 ("2032 Senior Notes")	August 15, 2032	6.90%	1,650	1,650
5.500% Senior Notes due 2033 ("2033 Euro Notes")	May 15, 2033	5.55%	1,266	1,309
Total debt principal			5,539	4,589
Less: Unamortized capitalized financing fees			(60)	(58)
Plus: Unamortized premium			4	15
Total debt			$5,483	$4,546

Current portion of debt			$650	$10
Long-term debt			4,833	4,536
Total debt			$5,483	$4,546
The amortization of capitalized financing fees and accretion of debt premiums are included within “Interest expense” in the Company’s unaudited Condensed Consolidated Statements of Operations. Amortization expense for capitalized financing fees, net of premium accretion, was $3 million and $8 million for the three and nine months ended September 30, 2026, respectively, and $3 million and $12 million for the three and nine months ended September 30, 2025, respectively.
Future principal payments
As of September 30, 2026, future principal payments associated with the Company’s debt were as follows:

2026 (remaining three months)	$5
2027	653
2028	20
2029	20
2030	20
Thereafter	4,821
Total	$5,539

Credit Facilities
Effective July 8, 2026 (the “Fourth Amendment Effective Date”), Shift4 Payments, LLC entered into Amendment No. 4 to its Second Amended and Restated First Lien Credit Agreement (as amended or restated, supplemented or otherwise modified from time to time prior to the Fourth Amendment Effective Date, the “Existing Credit Agreement”) with Goldman Sachs Bank USA and the lenders party thereto, pursuant to which, among other things, the Existing Credit Agreement was amended to (i) add an incremental term loan in an aggregate principal amount of $1 billion (the “Amendment No. 4 Term Loan”), (ii) amend certain definitions and certain other covenants and provisions thereunder, and (iii) extend the maturity date applicable to the Revolving Credit Facility under the Existing Credit Agreement to July 8, 2031.

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
As of September 30, 2026, there were no borrowings outstanding under the Revolving Credit Facility, and borrowing capacity on the Revolving Credit Facility was $550 million.
Settlement Line Agreement
The Company has a Settlement Line Credit Agreement (the “Settlement Line Agreement”) with an aggregate available amount of $125 million. As of September 30, 2026, borrowings against the Settlement Line amounted to $102 million which have been deposited in an account owned and controlled by the Company’s sponsor bank. The deposit and borrowing have been netted on the Company’s unaudited Condensed Consolidated Balance Sheets because a right of offset exists and the parties intend to net settle.
Restrictions and Covenants
The 2027 Convertible Notes, 2032 Senior Notes, 2033 Euro Notes (collectively, the “Notes”) and Credit Facilities include certain restrictions on the ability of Shift4 Payments, LLC to make loans, advances, or pay dividends to Shift4 Payments, Inc.
As of September 30, 2026 and December 31, 2025, the Company was in compliance with all financial covenants under its debt agreements.
6.Stockholders’ Equity
Common Stock Repurchases
In November 2025, the Board authorized a stock repurchase program, replacing the prior program, pursuant to which the Company is authorized to repurchase up to $1 billion of shares of its Class A common stock through December 31, 2026 (the “November 2025 Program”).
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
During the nine months ended September 30, 2026, the Company repurchased 10,303,695 shares of Class A common stock for $511 million, including commissions, at an average price of $49.52 per share.
Preferred Stock Repurchases
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
In May 2026, the Board authorized the inclusion of the Company’s Preferred Stock in its November 2025 Program. During the three and nine months ended September 30, 2026, the Company repurchased 170,000 shares of Preferred Stock for $10 million, including commissions, at an average price of $58.48 per share. The $7 million excess of the carrying amount of the Preferred Stock over the amounts paid to repurchase them was recorded to “Retained earnings” on the Company’s unaudited Condensed Consolidated Balance Sheets.
As of September 30, 2026, $175 million remained available for stock repurchases under the November 2025 Program.

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
During the three months ended September 30, 2026, the Company accrued and paid $15 million of cash dividends on its Preferred Stock. As of September 30, 2026, accrued but unpaid dividends on the Preferred Stock amounted to $10 million and are reflected within “Accrued expenses and other current liabilities” in the unaudited Condensed Consolidated Balance Sheets.
7.Noncontrolling Interests
Non-Redeemable Noncontrolling Interests
Rook
Shift4 Payments, Inc. is the sole managing member of Shift4 Payments, LLC and consolidates its financial results. The economic interest in Shift4 Payments, LLC held by Rook amounted to $385 million as of December 31, 2025 and was recorded as a non-redeemable noncontrolling interest. The following table summarizes the ownership of LLC Interests in Shift4 Payments, LLC:

	September 30, 2026		December 31, 2025
	LLC Interests	Ownership %	LLC Interests	Ownership %
Shift4 Payments, Inc.	74,864,056	100.0%	64,790,146	76.6%
Rook	—	—%	19,801,028	23.4%
Total	74,864,056	100.0%	84,591,174	100.0%
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
As of September 30, 2026, the carrying value of the noncontrolling interest in Global Blue TPS Japan Co Ltd amounted to $121 million. For the three and nine months ended September 30, 2026, net income attributable to the Global Blue noncontrolling interests amounted to $2 million and $6 million, respectively. For the nine months ended September 30, 2026, distributions to the Global Blue noncontrolling interest holders amounted to $2 million.
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

During the nine months ended September 30, 2026, the Company acquired an additional 4.0% economic interest in Vectron for approximately $6 million. As of September 30, 2026, the Company owned 95.3% of Vectron’s common stock. The 4.7% economic interest in Vectron not held by the Company amounted to $5 million as of September 30, 2026. The redeemable noncontrolling interest was calculated as the redemption amount of the shares not owned by the Company as of each date, plus accrued dividends payable.
8.Other Intangible Assets, Net
Other intangible assets, net consisted of the following:

	Weighted Average Amortization Period (in years)	September 30, 2026
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	18	$2,490	$(306)	$2,184
Acquired technology	9	465	(126)	339
Trademarks and trade names	9	46	(22)	24
Capitalized software development costs	3	299	(121)	178
Residual commission buyouts	5	69	(30)	39
Total other intangible assets, net		$3,369	$(605)	$2,764

	Weighted Average Amortization Period (in years)	December 31, 2025
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Merchant relationships	18	$2,466	$(196)	$2,270
Acquired technology	9	547	(160)	387
Trademarks and trade names	8	46	(15)	31
Capitalized software development costs	3	213	(72)	141
Residual commission buyouts	4	364	(272)	92
Total other intangible assets, net		$3,636	$(715)	$2,921
9.Capitalized Customer Acquisition Costs, Net
Capitalized customer acquisition costs, net consisted of the following:

	Weighted Average Amortization Period (in years)
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Total costs as of September 30, 2026	4	$180	$(71)	$109
Total costs as of December 31, 2025	4	$149	$(60)	$89
10.Equipment for Lease, Net
Equipment for lease, net consisted of the following:

	Weighted Average Depreciation Period (in years)	September 30, 2026
		Gross Carrying Value	Accumulated Depreciation	Net Carrying Value
Equipment under lease	4	$383	$(163)	$220
Equipment held for lease (a)	N/A	45	—	45
Total equipment for lease, net		$428	$(163)	$265

	Weighted Average Depreciation Period (in years)	December 31, 2025
		Gross Carrying Value	Accumulated Depreciation	Net Carrying Value
Equipment under lease	4	$334	$(129)	$205
Equipment held for lease (a)	N/A	28	—	28
Total equipment for lease, net		$362	$(129)	$233

(a) Represents equipment that was not yet initially deployed to a merchant and, accordingly, is not being depreciated.
11.Property and Equipment, Net
Property and equipment, net consisted of the following:

	September 30, 2026	December 31, 2025
Equipment	$38	$38
Leasehold improvements	28	23
Furniture, fixtures and vehicles	7	8
Capitalized software	7	7
Total property and equipment, gross	80	76
Less: Accumulated depreciation	(38)	(34)
Total property and equipment, net	$42	$42
12.Depreciation and Amortization
Amounts charged to expense in the Company’s unaudited Condensed Consolidated Statements of Operations for depreciation and amortization were as follows:

	Amortization		Depreciation
	Other Intangible Assets	Capitalized Customer Acquisition Costs	Equipment Under Lease	Property and Equipment	Total
Three Months Ended September 30, 2026
Depreciation and amortization expense	$53	$—	$25	$5	$83
Cost of sales	33	13	—	—	46
Total depreciation and amortization (a)	$86	$13	$25	$5	$129

Three Months Ended September 30, 2025
Depreciation and amortization expense	$61	$—	$20	$5	$86
Cost of sales	31	8	—	—	39
Total depreciation and amortization (b)	$92	$8	$20	$5	$125

Nine Months Ended September 30, 2026
Depreciation and amortization expense	$182	$—	$73	$16	$271
Cost of sales	98	33	—	1	132
Total depreciation and amortization (c)	$280	$33	$73	$17	$403

Nine Months Ended September 30, 2025
Depreciation and amortization expense	$135	$—	$53	$11	$199
Cost of sales	76	23	—	—	99
Total depreciation and amortization (d)	$211	$23	$53	$11	$298
(a)    Total amortization of $99 million consisted of amortization of acquired intangibles of $67 million and internally-generated intangibles of $32 million.
(b)    Total amortization of $100 million consisted of amortization of acquired intangibles of $78 million and internally-generated intangibles of $22 million.

(c)    Total amortization of $313 million consisted of amortization of acquired intangibles of $227 million and internally-generated intangibles of $86 million.
(d)    Total amortization of $234 million consisted of amortization of acquired intangibles of $171 million and internally-generated intangibles of $63 million.
As of September 30, 2026, the estimated amortization expense for each of the five succeeding years and thereafter is as follows:

	Other Intangible Assets	Capitalized Customer Acquisition Costs	Total Amortization	Amortization of Acquired Intangible Assets
2026 (remaining three months)	$78	$13	$91	$57
2027	297	39	336	223
2028	262	30	292	208
2029	226	21	247	197
2030	191	6	197	191
Thereafter	1,710	—	1,710	1,710
Total	$2,764	$109	$2,873	$2,586
13.Equity-based Compensation
The Company recognized equity-based compensation expense of $19 million and $66 million for the three and nine months ended September 30, 2026, respectively, and $16 million and $57 million for the three and nine months ended September 30, 2025, respectively.
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
As of September 30, 2026, a maximum of 2,588,820 shares of the Company’s Class A common stock were available for issuance under the Restated Equity Plan.
RSUs and PRSUs
RSUs and PRSUs represent the right to receive shares of the Company’s Class A common stock at a specified date in the future. The RSU and PRSU activity for the nine months ended September 30, 2026 was as follows:

	Nine Months Ended September 30, 2026
	Number of RSUs and PRSUs	Weighted Average Grant Date Fair Value
Unvested balance at December 31, 2025	1,940,436	$75.99
Granted	1,984,895	44.28
Vested	(798,564)	68.44
Forfeited or cancelled	(229,343)	60.52
Unvested balance at September 30, 2026	2,897,424	$57.64
The grant date fair value of RSUs and PRSUs subject to continued service or those that vest immediately was determined based on the price of the Company’s Class A common stock on the grant date.
As of September 30, 2026, the Company had $109 million of total unrecognized equity-based compensation expense related to outstanding RSUs and PRSUs, which is expected to be recognized over a weighted-average period of 2.1 years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$40	$33	$76	$94
Less: Net income attributable to noncontrolling interests	(2)	(5)	(1)	(15)
Less: Preferred dividends	(16)	(15)	(47)	(25)
Gain on Preferred Stock repurchases (a)	7	—	7	—
Net income attributable to Class A and Class C common stockholders - basic (b)	29	13	35	54
Reallocation of net income from noncontrolling interests to Class A and Class C common stockholders due to effect of dilutive securities (b)	—	3	—	10
Net income attributable to Class A and Class C common stockholders - diluted (b)	$29	$16	$35	$64

Weighted average shares of Class A and Class C common stock outstanding - basic (b)	77,512,381	68,561,823	76,825,680	68,503,198
Effect of dilutive securities:
LLC Interests	N/A	19,801,028	N/A	19,801,028
RSUs and PRSUs	701,159	1,168,776	672,684	1,314,783
2025 Convertible Notes	N/A	1,151,294	N/A	1,255,978
Weighted average shares of Class A and Class C common stock outstanding - diluted (b)	78,213,540	90,682,921	77,498,364	90,874,987

Net income per share attributable to Class A and Class C common stockholders: (b)
Basic	$0.38	$0.19	$0.46	$0.78
Diluted	$0.37	$0.17	$0.46	$0.70
(a)Represents the excess of the carrying value of the shares repurchased over amounts paid. The “gain” had no impact on net income.
(b)In prior periods, the Company presented basic and diluted net income per share separately for Class A and Class C common stock. In the current period, the Company elected to present a single net income per share amount for these classes as they have identical economic rights. Prior period amounts have been conformed to the current presentation.
Diluted EPS was computed using the “treasury stock” method for RSUs and PRSUs, and the “if-converted” method for convertible instruments.
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

The Company’s acquisitions often include contingent consideration, or earnout, provisions. The total fair value of contingent consideration related to six different acquisitions as of September 30, 2026 was $15 million, of which $6 million is included in “Accrued expenses and other current liabilities” and $9 million is included within “Other noncurrent liabilities” on the Company’s unaudited Condensed Consolidated Balance Sheets. The change in fair value of these liabilities is included in “Revaluation of contingent liabilities” on the Company’s unaudited Condensed Consolidated Statements of Operations. Each of these fair value measurements utilize Level 3 inputs, such as projected merchants acquired, projected revenues, discount rates and other subjective inputs.
There were no transfers into or out of Level 3 during the nine months ended September 30, 2026. The table below provides a reconciliation of the beginning and ending balances for the Level 3 contingent liabilities, all of which related to acquisitions:

Nine Months Ended September 30, 2026
Balance at beginning of period	$14
Contingent consideration	6
Fair value adjustments	(1)
Contingent liabilities that achieved earnout	(4)
Balance at end of period	$15
The estimated fair value of the Company’s outstanding debt using quoted prices from over-the-counter markets, considered Level 2 inputs, was as follows:

	September 30, 2026		December 31, 2025
	Carrying Value (a)	Fair Value	Carrying Value (a)	Fair Value
2032 Senior Notes	$1,635	$1,557	$1,633	$1,706
Term Loan	1,960	1,982	984	999
2033 Euro Notes	1,261	1,197	1,304	1,343
2027 Convertible Notes	630	606	628	610
Total	$5,486	$5,342	$4,549	$4,658

(a) Carrying value excludes unamortized debt issuance costs related to the Revolving Credit Facility of $3 million as of September 30, 2026 and December 31, 2025.
The estimated fair value of the Company’s investments in non-marketable equity securities was $8 million and $5 million as of September 30, 2026 and December 31, 2025, respectively. These non-marketable equity investments have no readily determinable fair values and are measured using the measurement alternative, which is defined as cost, less impairment, adjusted for observable price changes from orderly transactions for identical or similar investments of the same issuer. Adjustments for these investments, if any, are recorded in “Gain on investments in securities” on the Company’s unaudited Condensed Consolidated Statements of Operations.
Other financial instruments not measured at fair value on the Company’s unaudited Condensed Consolidated Balance Sheets at September 30, 2026 and December 31, 2025 include cash and cash equivalents, settlement assets, accounts receivable, prepaid expenses and other current assets, other noncurrent assets, settlement liabilities, accounts payable, accrued expenses and other current liabilities, and other noncurrent liabilities, as their estimated fair values reasonably approximate their carrying value as reported on the Company’s unaudited Condensed Consolidated Balance Sheets.
16.Income Taxes
The Company’s effective tax rate was 39% and 17% for the three and nine months ended September 30, 2026. The effective tax rate for the three months ended September 30, 2026 was different than the U.S. federal statutory income tax rate of 21% primarily due to the mix of income and valuation allowances in various jurisdictions. The effective tax rate for the nine months ended September 30, 2026 was different than the U.S. federal statutory income tax rate of 21% primarily due to a discrete tax benefit impacting the Company’s valuation allowance resulting from the Simplification Transactions, and the mix of income and valuation allowances in various jurisdictions. The Company’s effective tax rate was 45% and 26% for the three and nine months ended September 30, 2025, respectively. The effective tax rate for the three and nine months ended September 30, 2025 was different than the U.S. federal statutory income tax rate of 21% primarily due to the net income allocated to non-redeemable noncontrolling interests, the impact of certain legal entity restructurings, and the mix of income and valuation allowances in various jurisdictions.

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
Tax Receivable Agreement
On February 7, 2026, the Company entered into a Transaction Agreement to effect, among other things, the Up-C Collapse via a taxable exchange and the assignment and waiver of Rook’s rights under the TRA to the Company. As a result, $121 million of TRA liability was reduced and recorded to “Additional paid-in capital” on the Company’s unaudited Condensed Consolidated Balance Sheets, reflecting the amount of future TRA payments attributable to Rook. During the nine months ended September 30, 2026, payments totaling $20 million were made to the Continuing Equity Owners pursuant to the TRA, which are included within “TRA liability payments and other financing activities” in the Company’s unaudited Condensed Consolidated Statements of Cash Flows. The estimation of liability under the TRA is by its nature imprecise and subject to significant assumptions regarding the amount, character, and timing of the taxable income of Shift4 Payments, Inc. in the future. Changes in tax laws or rates could also materially impact the estimated liability.
Developments in Tax Law
In December 2021, the Organisation for Economic Co-operation and Development (“OECD”) issued model rules for a new global minimum tax framework (“Pillar Two”), and various governments around the world have passed, or are in the process of passing, legislation on this. Certain Pillar Two rules started taking effect in 2024, depending on whether a particular jurisdiction had integrated the legislation into local law. The Company is continuing to monitor these impacts on its operating footprint and estimated an increase in income tax expense associated with jurisdictions that have implemented an Income Inclusion Rule (“IIR”) or a Qualifying Domestic Minimum Top-up Tax (“QDMTT”) for the three and nine months ended September 30, 2026.
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
17.Related Party Transactions
The Company had a service agreement with the Founder, including access to aircraft and a property. This service agreement between the Founder and the Company for aircrafts and a property was terminated and replaced with a new flight services agreement, effective January 1, 2026, with a company which is 50% owned by the Founder. Total expense for these services, which is included in “General and administrative expenses” in the Company’s unaudited Condensed Consolidated Statements of Operations, amounted to approximately $1 million for both the nine months ended September 30, 2026 and 2025.
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
During the nine months ended September 30, 2026, pursuant to the Transaction Agreement, the Company made $139 million of distributions to the Founder, which are included in “Distributions to non-redeemable noncontrolling interests” in the Company’s unaudited Condensed Consolidated Statements of Cash Flows, and issued 423,296 shares of the Company’s Preferred Stock to the Founder in a private placement.

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
The following table presents a disaggregation of the Company’s consolidated net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Payments-based revenue	$1,073	$928	$3,063	$2,552
TFS revenue	139	130	358	130
Subscription and other revenue	107	119	314	309
Network fees*	(671)	(588)	(1,914)	(1,620)
Other costs of sales* (exclusive of depreciation of equipment under lease)	(189)	(160)	(524)	(393)
General and administrative expenses:
Employee and other general and administrative expenses*	(183)	(159)	(554)	(386)
Equity-based compensation*	(19)	(16)	(67)	(58)
Rent, office, occupancy and equipment expenses*	(14)	(14)	(42)	(29)
Revaluation of contingent liabilities	1	3	1	7
Depreciation and amortization expense* (a)	(83)	(86)	(271)	(199)
Professional expenses*	(19)	(35)	(55)	(69)
Advertising and marketing expenses*	(12)	(7)	(34)	(21)
Loss on extinguishment of debt	—	(9)	—	(12)
Interest income	12	17	20	49
Other income (expense), net	3	(1)	3	(5)
Gain on investments in securities	—	—	2	—
Change in TRA liability	(1)	—	(1)	2
Interest expense*	(78)	(61)	(208)	(129)
Income tax expense	(26)	(28)	(15)	(34)
Net income	$40	$33	$76	$94
*    Denotes a significant segment expense reviewed by the CODM.
(a)Depreciation and amortization expense includes depreciation of equipment under lease of $25 million and $73 million for the three and nine months ended September 30, 2026, respectively, and $20 million and $53 million for the three and nine months ended September 30, 2025, respectively.
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
As of September 30, 2026, the Company is not aware of any pending or threatened legal proceedings that it believes would have a material adverse effect on its business, financial condition, results of operations, or cash flows. Accordingly, no reserves for legal contingencies have been established as of September 30, 2026.

20.Subsequent Events
Stock Repurchase Program
In November 2026, the Board authorized a new stock repurchase program, pursuant to which the Company is authorized to repurchase up to $1.0 billion of shares of its common stock and/or Preferred Stock (the “November 2026 Program”) with no expiration date. The November 2026 Program will take effect once the $175 million of remaining capacity under the November 2025 Program has been fully utilized, or on January 1, 2027, if earlier.
Repurchases under the November 2026 Program may be made in the open market, in privately negotiated transactions or otherwise, with the amount and timing of repurchases depending on market conditions and corporate needs. Open market repurchases will be structured to occur within the pricing and volume requirements of Rule 10b-18. The Company may also, from time to time, enter into Rule 10b5-1 plans to facilitate repurchases of its shares pursuant to the November 2026 Program.
The November 2026 Program does not obligate the Company to acquire any particular amount of common stock. The November 2026 Program may be extended, modified, suspended or discontinued at any time at the Company’s discretion.

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
Pending Acquisition
In August 2026, we signed a definitive agreement to acquire 100% of Paramount Commerce Group Limited and its subsidiaries (“Paramount”) for an initial payment of approximately $143 million of cash. The terms and conditions also include contingent consideration of up to $174 million, resulting in an aggregate maximum consideration of approximately $317 million. Paramount is an account-to-account payments company, serving high-growth verticals such as iGaming, online sports betting, remittance, billing, and digital exchanges, with its core market in Canada. The acquisition is expected to close in the fourth quarter of 2026, subject to customary regulatory approvals.
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
Depreciation and amortization expense consists of depreciation and amortization expenses related to merchant relationships, trademarks and trade names, residual commission buyouts, equipment under lease, leasehold improvements, and property and equipment. We depreciate and amortize our assets on a straight-line basis. Leasehold improvements are depreciated over the lesser of the estimated life of the leasehold improvement or the remaining lease term. Maintenance and repairs, which do not extend the useful life of the respective assets, are charged to expense as incurred. Intangible assets are amortized on a straight-line basis over their estimated useful lives which range from two years to twenty years.
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
Income tax expense represents federal, state, local and foreign income taxes.

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
Comparison of Results for the Three Months Ended September 30, 2026 and 2025
The following table sets forth the condensed consolidated statements of operations for the periods presented:

	Three Months Ended September 30,
(in millions)	2026	2025	$ change
Payments-based revenue	$1,073	$928	$145
TFS revenue	139	130	9
Subscription and other revenue	107	119	(12)
Gross revenue	1,319	1,177	142
Network fees	(671)	(588)	(83)
Other costs of sales (exclusive of certain depreciation and amortization expense shown separately below)	(189)	(160)	(29)
General and administrative expenses	(216)	(189)	(27)
Revaluation of contingent liabilities	1	3	(2)
Depreciation and amortization expense (a)	(83)	(86)	3
Professional expenses	(19)	(35)	16
Advertising and marketing expenses	(12)	(7)	(5)
Income from operations	130	115	15
Loss on extinguishment of debt	—	(9)	9
Interest income	12	17	(5)
Other income (expense), net	3	(1)	4
Change in TRA liability	(1)	—	(1)
Interest expense	(78)	(61)	(17)
Income before income taxes	66	61	5
Income tax expense	(26)	(28)	2
Net income	40	33	7
Less: Net income attributable to noncontrolling interests	(2)	(5)	3
Net income attributable to Shift4 Payments, Inc.	$38	$28	$10
(a)Depreciation and amortization expense includes depreciation of equipment under lease of $25 million and $20 million for the three months ended September 30, 2026 and 2025, respectively.

Results of Operations
Three months ended September 30, 2026 compared to three months ended September 30, 2025
Revenues (in millions of $USD)
Gross revenue increased by $142 million, or 12%. Gross revenue is comprised of payments-based revenue, TFS revenue, and subscription and other revenue.
•Payments-based revenue increased by $145 million, or 16%, primarily due to an 11% increase in volume and the inclusion of $29 million of revenue attributable to recent acquisitions.
•TFS revenue increased by $9 million, or 7%, primarily due to increased purchasing volumes, despite moderated tourism activity as compared to the prior year period.
•Subscription and other revenue decreased by $12 million, or 10%. The decrease in subscription and other revenue was primarily driven by period-over-period pricing dynamics.
Cost of Sales

	Three Months Ended September 30,
(in millions)	2026	2025	$ Change
Network fees	$(671)	$(588)	$(83)
The 14% increase in network fees was primarily due to the increase in payments-based revenue.
Gross revenue less network fees of $648 million increased by $59 million, or 10%. This increase also includes a $12 million impact from recent acquisitions, net of dispositions. See Key Performance Indicators and Non-GAAP Measures for a discussion and reconciliation of gross revenue less network fees.

	Three Months Ended September 30,
(in millions)	2026	2025	$ Change
Other costs of sales (exclusive of depreciation of equipment under lease)	$(189)	$(160)	$(29)
The increase in other costs of sales was primarily driven by incremental residual commissions associated with revenue growth and higher amortization of intangible assets.

Operating Expenses

	Three Months Ended September 30,
(in millions)	2026	2025	$ Change
General and administrative expenses	$(216)	$(189)	$(27)
The increase in general and administrative expenses was primarily due to higher employee expenses associated with our growth and includes the impact of our recent acquisitions.

	Three Months Ended September 30,
(in millions)	2026	2025	$ Change
Depreciation and amortization expense	$(83)	$(86)	$3
The decrease in depreciation and amortization expense was primarily due to lower residual commission buyout amortization, partially offset by amortization of intangible assets recognized in connection with recent acquisitions and higher depreciation of equipment under lease associated with our growth.

	Three Months Ended September 30,
(in millions)	2026	2025	$ Change
Professional expenses	$(19)	$(35)	$16
The decrease in professional expenses was primarily due to lower consulting costs, as the prior year included costs associated with the acquisition of Global Blue in 2025.
Non-Operating Income & Expenses

	Three Months Ended September 30,
(in millions)	2026	2025	$ Change
Interest income	$12	$17	$(5)
The decrease in interest income was primarily due to a decrease in our average interest-earning cash balance.

	Three Months Ended September 30,
(in millions)	2026	2025	$ Change
Interest expense	$(78)	$(61)	$(17)
The increase in interest expense was primarily due to the $1 billion incremental term loan issued in July 2026.

	Three Months Ended September 30,
(in millions)	2026	2025	$ Change
Income tax expense	$(26)	$(28)	$2
The effective tax rate for the three months ended September 30, 2026 was approximately 39%, compared to the effective tax rate for the three months ended September 30, 2025 of approximately 45%. The effective tax rate for the three months ended September 30, 2026 was different than the U.S. federal statutory income tax rate of 21% primarily due to the mix of income and valuation allowances in various jurisdictions.

Comparison of Results for the Nine Months Ended September 30, 2026 and 2025
The following table sets forth the consolidated statements of operations for the periods presented:

	Nine Months Ended September 30,
(in millions)	2026	2025	$ change
Payments-based revenue	$3,063	$2,552	$511
TFS revenue	358	130	228
Subscription and other revenue	314	309	5
Gross revenue	3,735	2,991	744
Network fees	(1,914)	(1,620)	(294)
Other costs of sales (exclusive of certain depreciation and amortization expense shown separately below)	(524)	(393)	(131)
General and administrative expenses	(663)	(473)	(190)
Revaluation of contingent liabilities	1	7	(6)
Depreciation and amortization expense (a)	(271)	(199)	(72)
Professional expenses	(55)	(69)	14
Advertising and marketing expenses	(34)	(21)	(13)
Income from operations	275	223	52
Loss on extinguishment of debt	—	(12)	12
Interest income	20	49	(29)
Other income (expense), net	3	(5)	8
Gain on investments in securities	2	—	2
Change in TRA liability	(1)	2	(3)
Interest expense	(208)	(129)	(79)
Income before income taxes	91	128	(37)
Income tax expense	(15)	(34)	19
Net income	76	94	(18)
Less: Net income attributable to non-redeemable noncontrolling interests	(1)	(15)	14
Net income attributable to Shift4 Payments, Inc.	$75	$79	$(4)
(a)Depreciation and amortization expense includes depreciation of equipment under lease of $73 million and $53 million for the nine months ended September 30, 2026 and 2025, respectively.
Results of Operations
Nine months ended September 30, 2026 compared to nine months ended September 30, 2025
Revenues (in millions of $USD)

Gross revenue increased by $744 million, or 25%.
•Payments-based revenue increased by $511 million, or 20%, primarily due to a 19% increase in volume and the inclusion of $158 million of revenue attributable to recent acquisitions.
•TFS revenue increased by $228 million and is primarily attributable to the acquisition of Global Blue in the third quarter of 2025.
•Subscription and other revenue increased by $5 million, or 2%. The increase in subscription and other revenue was primarily driven by the impact of recent acquisitions, partially offset by period-over-period pricing dynamics.
Cost of Sales

	Nine Months Ended September 30,
(in millions)	2026	2025	$ Change
Network fees	$(1,914)	$(1,620)	$(294)
The 18% increase in network fees was primarily due to the increase in payments-based revenue.
Gross revenue less network fees of $1,821 million increased by $450 million, or 33%. This increase also includes a $320 million impact from recent acquisitions, net of dispositions. See Key Performance Indicators and Non-GAAP Measures for a discussion and reconciliation of gross revenue less network fees.

	Nine Months Ended September 30,
(in millions)	2026	2025	$ Change
Other costs of sales (exclusive of depreciation of equipment under lease)	$(524)	$(393)	$(131)
The increase in other costs of sales was primarily driven by our recent acquisitions, incremental residual commissions associated with revenue growth, and higher amortization of intangible assets.
Operating Expenses

	Nine Months Ended September 30,
(in millions)	2026	2025	$ Change
General and administrative expenses	$(663)	$(473)	$(190)
The increase in general and administrative expenses was primarily due to higher employee expenses associated with our growth and includes the impact of our recent acquisitions.

	Nine Months Ended September 30,
(in millions)	2026	2025	$ Change
Depreciation and amortization expense	$(271)	$(199)	$(72)
The increase in depreciation and amortization expense was primarily due to the amortization of intangible assets recognized in connection with recent acquisitions and increased depreciation of equipment under lease associated with our growth, partially offset by lower residual commission buyout amortization.

	Nine Months Ended September 30,
(in millions)	2026	2025	$ Change
Professional expenses	$(55)	$(69)	$14
The decrease in professional expenses was primarily due to lower consulting costs, as the prior year included costs associated with the acquisition of Global Blue in 2025.

	Nine Months Ended September 30,
(in millions)	2026	2025	$ Change
Advertising and marketing expenses	$(34)	$(21)	$(13)
The increase in advertising and marketing expenses was primarily due to incremental brand awareness costs, partially in connection with our recent acquisitions
Non-Operating Income & Expenses.

	Nine Months Ended September 30,
(in millions)	2026	2025	$ Change
Interest income	$20	$49	$(29)
The decrease in interest income was primarily due to a decrease in our average interest-earning cash balance.

	Nine Months Ended September 30,
(in millions)	2026	2025	$ Change
Interest expense	$(208)	$(129)	$(79)
The increase in interest expense was primarily due to new debt issuances in 2025 related to the acquisition of Global Blue and the $1 billion incremental term loan issued in July 2026.

	Nine Months Ended September 30,
(in millions)	2026	2025	$ Change
Income tax expense	$(15)	$(34)	$19
The effective tax rate for the nine months ended September 30, 2026 was approximately 17%, compared to the effective tax rate for the nine months ended September 30, 2025 of approximately 26%. The effective tax rate for the nine months ended September 30, 2026 was different than the U.S. federal statutory income tax rate of 21% primarily due to the mix of income and valuation allowances in various jurisdictions, partially offset by a discrete tax benefit resulting from the Simplification Transactions.
Key Performance Indicators and Non-GAAP Measures
The following table sets forth our key performance indicators and non-GAAP measures for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Volume (in billions)	$61	$55	$178	$150

Gross revenue less network fees (in millions)	$648	$589	$1,821	$1,371
EBITDA (in millions)	$261	$230	$682	$506
Adjusted EBITDA (in millions)	$310	$293	$828	$666
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
Gross revenue less network fees:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Gross revenue	$1,319	$1,177	$3,735	$2,991
Less: Network fees	(671)	(588)	(1,914)	(1,620)
Less: Other costs of sales (exclusive of depreciation of equipment under lease)	(189)	(160)	(524)	(393)
Less: Depreciation of equipment under lease	(25)	(20)	(73)	(53)
Gross profit (a)	$434	$409	$1,224	$925

Gross profit (a)	$434	$409	$1,224	$925
Add back: Other costs of sales	189	160	524	393
Add back: Depreciation of equipment under lease	25	20	73	53
Gross revenue less network fees	$648	$589	$1,821	$1,371
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

EBITDA and Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net income	$40	$33	$76	$94
Interest expense	78	61	208	129
Interest income	(12)	(17)	(20)	(49)
Income tax expense	26	28	15	34
Depreciation and amortization	129	125	403	298
EBITDA	261	230	682	506
Acquisition, restructuring and integration costs (a)	28	30	66	68
Revaluation of contingent liabilities (b)	(1)	(3)	(1)	(7)
Loss on extinguishment of debt	—	9	—	12
Gain on investments in securities	—	—	(2)	—
Change in TRA liability (c)	1	—	1	(2)
Equity-based compensation (d)	19	16	67	58
Foreign exchange and other nonrecurring items (e)	2	11	15	31
Adjusted EBITDA	$310	$293	$828	$666
(a)For the three months ended September 30, 2026, consisted of $24 million of restructuring, integration and other costs and $4 million of acquisition-related professional costs. For the nine months ended September 30, 2026, consisted of $54 million of restructuring, integration and other costs and $12 million of acquisition-related professional costs. For the three months ended September 30, 2025, consisted of $23 million of acquisition-related professional costs and $7 million of restructuring, integration and other costs. For the nine months ended September 30, 2025, consisted of $43 million of acquisition-related professional costs and $25 million of restructuring, integration and other costs.
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
(e)For the three months ended September 30, 2026, consisted of $4 million of expenses related to non-routine matters and $1 million of expenses related to the non-routine upgrade of our IT systems, partially offset by $3 million of foreign exchange-related gains. For the nine months ended September 30, 2026, consisted of $13 million of expenses related to non-routine matters and $5 million of expenses related to the non-routine upgrade of our IT systems, partially offset by $3 million of foreign exchange-related gains.. For the three months ended September 30, 2025, consisted of $6 million of expenses related to non-routine matters, $4 million of expenses related to the non-routine upgrade of our IT systems, and $1 million of foreign exchange-related losses. For the nine months ended September 30, 2025, consisted of $16 million of expenses related to non-routine matters, $10 million of expenses related to the non-routine upgrade of our IT systems, and $5 million of foreign exchange-related losses.
Liquidity and Capital Resources
Overview
We have historically sourced our liquidity requirements primarily with cash flows from operations and, when needed, with debt or equity financing. The principal uses for liquidity have been acquisitions, capital expenditures, share repurchases and debt service. As of September 30, 2026, our cash and cash equivalents balance was $1,242 million. In addition, “Settlement assets” include $396 million of cash that will be used to settle merchant liabilities. The cash included within Settlement assets is typically paid to merchants within a few days of receipt in order to settle related liabilities.
While we intend to pay quarterly cash dividends on our 6.00% Series A Mandatory Convertible Preferred Stock (“Preferred Stock”), we do not intend to pay cash dividends on our Class A common stock in the foreseeable future.

The following table sets forth summary cash flow information for the periods presented:

	Nine Months Ended September 30,
(in millions)	2026	2025
Net cash provided by operating activities	$418	$410
Net cash used in investing activities	(174)	(2,781)
Net cash provided by financing activities	223	2,591
Effect of exchange rate changes on cash	(14)	51
Net increase in cash	$453	$271
Operating activities
Net cash provided by operating activities consists of net income adjusted for certain non-cash items and changes in other assets and liabilities.
For the nine months ended September 30, 2026, net cash provided by operating activities of $418 million was primarily a result of net income of $76 million, adjusted for non-cash depreciation and amortization of $403 million, equity-based compensation of $66 million, and provision for bad debts of $21 million, partially offset by an impact from working capital items of $(96) million and deferred income taxes of $(49) million.
For the nine months ended September 30, 2025, net cash provided by operating activities of $410 million was primarily a result of net income of $94 million, adjusted for non-cash depreciation and amortization of $298 million and equity-based compensation of $57 million, partially offset by an impact from working capital items of $(59) million.
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
Net cash used in investing activities was $174 million for the nine months ended September 30, 2026, a decrease of $2,607 million compared to net cash used in investing activities of $2,781 million for the nine months ended September 30, 2025. This decrease was primarily the result of the Global Blue acquisition in 2025.
Financing activities
Net cash provided by financing activities was $223 million for the nine months ended September 30, 2026, a decrease of $2,368 million compared to net cash provided by financing activities of $2,591 million for the nine months ended September 30, 2025. This decrease was primarily due to $3.4 billion of gross proceeds received from debt and equity issuances in 2025, a $363 million increase in payments for the repurchase of common stock, a $122 million increase in distributions to noncontrolling interests, and a $31 million increase in preferred dividends paid, partially offset by $990 million of gross proceeds received from the term loan issuance in 2026, the $450 million repayment of our 2026 Senior Notes in 2025 and a $61 million decrease in deferred financing costs.
Settlement assets includes both cash and receivables from card networks. From period to period, the mix of cash and receivables included in Settlement assets may change, driving increases or decreases in financing cash flow.
Debt
As of September 30, 2026 and December 31, 2025, we had $5,539 million and $4,589 million total principal amount of debt outstanding, respectively.
As of September 30, 2026, there were no borrowings outstanding under the Revolving Credit Facility, and the borrowing capacity on the Revolving Credit Facility was $550 million.
We have a Settlement Line Agreement with an aggregate available amount of up to $125 million. As of September 30, 2026, borrowings against the Settlement Line amounted to $102 million which have been deposited in an account owned and controlled by Citizens. The deposit and borrowing have been netted on our unaudited Condensed Consolidated Balance Sheets because a right of offset exists and the parties intend to net settle.
We expect to be in compliance with all financial covenants for at least 12 months following the issuance of this Quarterly Report.

Stock repurchases
During the nine months ended September 30, 2026, we repurchased 10,303,695 shares of Class A common stock for $511 million, including commissions, at an average price of $49.52 per share.
During the nine months ended September 30, 2026, we repurchased 170,000 shares of Preferred Stock for $10 million, including commissions, at an average price of $58.48 per share.
As of September 30, 2026, $175 million remained available for common and preferred stock repurchases.
Cash Requirements
We believe that our cash and cash equivalents and future cash flow from operations will be sufficient to fund our operating expenses, interest payments, and capital expenditure requirements for at least the next twelve months and into the foreseeable future based on our current operating plan. Our material cash requirements include the following contractual obligations:
Debt
As of September 30, 2026, we had $5,539 million of debt principal outstanding, with $653 million payable within twelve months, and future interest payments, at current interest rates, associated with the outstanding debt totaled $1,845 million, with $306 million payable within twelve months.
Preferred Stock Obligations
As of September 30, 2026, we had 10,253,296 shares of our Preferred Stock outstanding, with an aggregate liquidation preference of approximately $1.0 billion. Dividends on the Preferred Stock are cumulative and accrue at an annual rate of 6.00% on the liquidation preference, payable quarterly in arrears, when and if declared by our Board. Subject to declaration, expected cash dividend payments on the preferred stock total $61 million over the next twelve months.
Contingent Liabilities
As of September 30, 2026, the fair value of contingent liabilities to potentially be paid out in cash was $15 million, with $6 million payable within twelve months. As of September 30, 2026, the maximum amount of contingent liabilities to potentially be paid out in cash was $48 million, with $10 million payable within twelve months.
Critical Accounting Estimates
There have been no material changes to our critical accounting estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our future income, cash flows and fair values relevant to financial instruments are subject to risks relating to interest rates and foreign currencies.
Debt and Interest Expense Risk
As of September 30, 2026, we had $3,549 million of fixed rate principal debt outstanding pursuant to the Notes with a fair value of $3,360 million. Since these Notes bear interest at fixed rates, they do not result in any financial statement risk associated with changes in interest rates. However, the fair value of these notes fluctuates when interest rates change.
We also have a Revolving Credit Facility and Term Loan Facility available to us. We are obligated to pay interest on loans under the Revolving Credit Facility and Term Loan Facility, as well as other customary fees, including an unused commitment fee. Borrowings under the Credit Facilities bear interest at floating rates. As a result, we are exposed to the risk related to fluctuations in interest rates to the extent of our borrowings. As of September 30, 2026 and December 31, 2025, we had no amounts outstanding under the Revolving Credit Facility. As of September 30, 2026, we had $1,990 million outstanding under the Term Loan Facility. If the applicable SOFR rate were to increase or decrease by 25 basis points, our annualized interest expense would increase or decrease by approximately $5 million, respectively.
See “Liquidity and Capital Resources” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report and Note 5 - Debt to the accompanying unaudited condensed consolidated financial statements for more information.

Foreign Currency Risk
Economic Exposure
As a global company, we face exposure to adverse movements in foreign currency exchange rates. Our international sales are generally denominated in foreign currencies and this revenue could be materially affected by currency fluctuations. Approximately 29% and 26% of our revenue was denominated in currencies other than the U.S. dollar for the three months ended September 30, 2026 and 2025, respectively. Our primary exposures are to fluctuations in exchange rates for the U.S. dollar versus the Euro. The income statements of our non-U.S. operations are translated into U.S. dollars at the average exchange rates for each applicable month in a period. To the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions generally results in increased revenues, operating expenses and income from operations for our non-U.S. operations. Similarly, our revenues, operating expenses and income from operations will generally decrease for our non-U.S. operations if the U.S. dollar strengthens against foreign currencies.
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
Foreign currency transaction gains and losses are recorded in “Other income (expense), net” in the unaudited Condensed Consolidated Statements of Operations. We recognized net foreign currency transaction gains (losses) of approximately $3 million and ($1 million) for the three months ended September 30, 2026 and 2025, respectively.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)Not applicable.
(b)Not applicable.
(c)The following discloses our common and preferred share repurchase activity for the three months ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in millions) (a)
Class A Common Stock
July 1, 2026 through July 31, 2026	—	$—	—
August 1, 2026 through August 31, 2026	2,436,080	$46.54	2,436,080
September 1, 2026 through September 30, 2026	1,730,074	$44.32	1,730,074
Total Class A Common Stock	4,166,154		4,166,154

Series A Preferred Stock
July 1, 2026 through July 31, 2026	—	$—	—
August 1, 2026 through August 31, 2026	170,000	$58.48	170,000
September 1, 2026 through September 30, 2026	—	$—	—
Total Series A Preferred Stock	170,000		170,000

Aggregate, all classes	4,336,154		4,336,154	$175
(a)     In November 2025, the Board authorized a new stock repurchase program, replacing the prior program, pursuant to which we are authorized to repurchase up to $1.0 billion of shares of our stock through December 31, 2026. In May 2026, the Board authorized the inclusion of the Company’s Preferred Stock in its November 2025 Program. For the avoidance of doubt, common and Preferred Stock share the same repurchase program.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
(a) Disclosure in lieu of reporting on a Current Report on Form 8-K.
None.
(b) Material changes to the procedures by which security holders may recommend nominees to the board of directors.
None.
(c) Insider trading arrangements and policies.
On September 9, 2026, Taylor Lauber, our CEO, terminated his prior trading plan dated December 11, 2025 and entered into a new trading plan pursuant to Rule 10b5-1 of the Exchange Act. Mr. Lauber’s Rule 10b5-1 trading plan provides for the sale from time to time of an aggregate of 30,000 shares of our Class A common stock, subject to stock price floors. Mr. Lauber’s Rule 10b5-1 trading plan becomes effective on December 9, 2026 and expires on December 3, 2027, or earlier if all transactions under the trading arrangement are completed. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c).
Other than as described above, during the three months ended September 30, 2026, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
The following is a list of exhibits filed as part of this Quarterly Report.
INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith

3.1	Second Amended and Restated Certificate of Incorporation of Shift4 Payments, Inc.	8-K	001-39313	3.1	6/17/2026

3.2	Amended and Restated By-Laws of Shift4 Payments, Inc.	S-8	333-239042	4.2	6/9/2020

4.1	Specimen Stock Certificate evidencing the shares of Class A common stock.	S-1/A	333-238307	4.1	6/1/2020

4.2	Indenture, dated as of July 26, 2021, between Shift4 Payments, Inc. and U.S. Bank National Association, as trustee (and Form of Global Note).	8-K	001-39313	4.1	7/26/2021

4.3	Indenture, by and among Shift4 Payments, LLC, Shift4 Payments Finance Sub, Inc., the subsidiary guarantors named on the signature pages thereto and U.S. Bank Trust Company, National Association, as trustee, dated August 15, 2024 (and Form of Note).	8-K	001-39313	4.1	8/15/2024

4.4	Indenture, dated as of May 16, 2025, among the Issuers, the subsidiary guarantors named on the signature pages thereto and U.S. Bank Trust Company, National Association, as trustee, and U.S. Bank Europe DAC, UK Branch, as registrar, transfer agent and paying agent.	8-K	001-39313	4.3	5/16/2025

4.5	Form of 6.00% Series A Mandatory Convertible Preferred Stock (included in Exhibit 3.3)	8-K	001-39313	4.1	5/5/2025

10.1	Amendment No. 4 to Second Amended and Restated First Lien Credit Agreement, dated as of July 8, 2026, by and among Shift4 Payments, LLC, the Subsidiary Guarantors, the lenders and other financial institutions party thereto, and Goldman Sachs Bank USA, as Administrative Agent	8-K	001-39313	10.1	7/13/2026

31.1	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.					*

31.2	Certification of Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.					*

32.1	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.					**

32.2	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.					**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					*

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*

104	Cover Page Interactive Data File (formatting as Inline XBRL and contained in Exhibit 101).					*

* Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Shift4 Payments, Inc.

		By:	/s/ Taylor Lauber
Taylor Lauber
Date:	November 5, 2026		Chief Executive Officer (principal executive officer)

		By:	/s/ Christopher N. Cruz
Christopher N. Cruz
Date:	November 5, 2026		Chief Financial Officer (principal financial officer and principal accounting officer)